Form 10-Q
period 1996-06-30
OPTIMA PETROLEUM CORP
filed 1996-08-15
CIK 872248

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q
                                _______________



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: June 30, 1996     Commission file number: 019020



                          OPTIMA PETROLEUM CORPORATION

             (Exact name of registrant as specified in its charter)



        CANADA                                       98-0115468

(State of Incorporation)                  (I.R.S. Employee identification No.)



600- 595 HOWE STREET, VANCOUVER, BRITISH COLUMBIA, CANADA          V6C 2T5

        (Address of principal executive offices)                  (Zip Code)




       Registrant's telephone number, including area code: (604) 684-6886



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No       .
                                              ------    ------



Number of shares of Common Stock outstanding at August 13, 1996     11,082,742

                          OPTIMA PETROLEUM CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q


                                     INDEX

PART I --  FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS                                                                    3

 ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS  11

PART II -- OTHER INFORMATION

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                   14

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                                      15

SIGNATURES                                                                                        15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPTIMA PETROLEUM CORPORATION

Consolidated Balance Sheets

=========================================================================================================
                                                                           June 30            December 31
                                                                             1996                 1995
- ---------------------------------------------------------------------------------------------------------
                                                                          (unaudited)          (audited)
ASSETS

CURRENT
  Cash and cash equivalents                                              $  1,339,116        $  1,022,925
  Accounts receivable                                                       5,114,986           2,472,383
  Note receivable                                                             495,187              --
  Debenture receivable                                                         --                 493,874
- ---------------------------------------------------------------------------------------------------------
                                                                            6,949,289           3,989,182
OTHER
  Advances to operators                                                       510,214           1,350,216
  Petroleum and natural gas interests, full cost method (Note 2)           33,494,750          33,499,680
  Deferred charges                                                            307,381             338,998
- ---------------------------------------------------------------------------------------------------------
                                                                         $ 41,261,634        $ 39,178,076
=========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                               $  3,077,109        $  3,242,322
  Loans from shareholders                                                      --                  --
- ---------------------------------------------------------------------------------------------------------
                                                                            3,077,109           3,242,322

LONG-TERM DEBT                                                              7,560,233           7,390,400

SITE RESTORATION AND ABANDONMENT                                               67,682              67,819

SHAREHOLDERS' EQUITY
  Share capital (Note 3)
    Authorized 100,000,000 common shares
    Issued 10,977,512 (1995 - 10,559,442) common shares                    30,508,112          29,024,375
  Contributed surplus                                                         608,222             608,222
  Retained earnings (deficit)                                                (559,724)         (1,155,062)
- ---------------------------------------------------------------------------------------------------------
                                                                           30,556,610          28,477,535
- ---------------------------------------------------------------------------------------------------------
                                                                         $ 41,261,634        $ 39,178,076
=========================================================================================================

See accompanying notes to consolidated financial statements.
ON BEHALF OF THE BOARD




/s/ R.P. Bourgeois, Director    /s/ R.L. Hodgkinson, Director

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Operations and Deficit
(unaudited)

================================================================================================================
                                              Three months ended June 30,           Six months ended June 30,
                                                1996               1995              1996               1995
- ----------------------------------------------------------------------------------------------------------------

OPERATING INCOME

  Petroleum and natural gas sales,
    net of royalties and production taxes    $ 2,082,521      $   1,077,148      $  4,599,740      $   2,014,495
  Operating costs                                328,480            224,172           663,594            385,879
- ----------------------------------------------------------------------------------------------------------------
                                               1,754,041            852,976         3,936,146          1,628,616

EXPENSES

  General and administrative (Schedule)          446,056            400,470           836,657            776,980
- ----------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE
  INTEREST, TAXES, DEPLETION,
    DEPRECIATION AND AMORTIZATION              1,307,985            452,506         3,099,489            851,636


  Depletion and depreciation                     846,241            449,396         2,145,481            910,616
  Interest and bank charges                      182,217            111,215           310,975            156,206
  Amortization of deferred financing costs        17,079              --               34,153              --
  Foreign exchange loss (gain)                     1,127            (18,370)            3,593            (15,204)
  Interest revenue                                (6,385)           (50,736)          (10,155)           (52,972)
- ----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)
  BEFORE INCOME TAXES                            267,706            (38,999)          615,442           (147,010)

  Income taxes                                    20,104             25,740            20,104             25,740
- ----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                 247,602            (64,739)          595,338           (172,750)

DEFICIT, beginning of period                    (807,326)       (10,710,537)       (1,155,062)       (10,602,526)

Reduction of common share stated capital           --            10,602,526             --            10,602,526
- ----------------------------------------------------------------------------------------------------------------
DEFICIT, end of period                       $  (559,724)     $    (172,750)     $   (559,724)     $    (172,750)
================================================================================================================

INCOME (LOSS) PER SHARE                      $      0.02      $       (0.01)     $       0.06      $       (0.02)
================================================================================================================

See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Changes In Financial Position
(unaudited)

=================================================================================================================
                                                  Three months ended June 30,          Six months ended June 30,
                                                     1996             1995             1996               1995
- -----------------------------------------------------------------------------------------------------------------

                                                                 CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Income (loss) for the period                    $   247,602      $  (64,739)       $   595,338        $ (172,750)
  Items not involving cash
    Depletion, depreciation and amortization        863,320         449,396          2,179,634           910,616
- -----------------------------------------------------------------------------------------------------------------
                                                  1,110,922         384,657          2,774,972           737,866
Changes in non-cash working capital:
  Accounts receivable                              (435,326)        121,084         (2,642,603           360,258
  Accounts payable and accrued liabilities         (954,012)        321,640           (165,213)         (132,971)
  Debenture receivable                               --            (497,414)           493,874          (497,414)
  Loans from shareholders                            --             349,500             --               349,500
- -----------------------------------------------------------------------------------------------------------------
                                                   (278,416)        679,467            461,030           817,239
- -----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issue of common shares
    (net of issue expenses)                       1,297,155         109,325          1,483,737           151,222
  Increase in bank debt                              10,235       2,247,000            169,833         3,147,000
  Note receivable                                  (495,187)         --               (495,187)           --
  Conversion of convertible debentures               --              --                 --               (20,000)
  Deferred financing charges                         --             (29,122)            --               (29,122)
- -----------------------------------------------------------------------------------------------------------------
                                                    812,203       2,327,203          1,158,383         3,249,100
- -----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from sale of
    petroleum and natural gas interests           1,179,625         544,040          1,179,625           925,863
  Petroleum and natural gas interests            (1,646,535)     (3,662,101)        (3,248,832)       (4,861,290)
  Advances to operators                             842,244         196,484            768,521            57,715
  Deferred charges                                      (53)         --                 (2,536)           --
- -----------------------------------------------------------------------------------------------------------------
                                                    375,281      (2,921,577)        (1,303,222)       (3,877,712)
- -----------------------------------------------------------------------------------------------------------------
INCREASE IN CASH                                    909,068          85,093            316,191           188,627

CASH AND CASH EQUIVALENTS, beginning of period      430,048         418,825          1,022,925           315,291
- -----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period        $ 1,339,116      $  503,918       $  1,339,116       $   503,918
=================================================================================================================

See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Schedules of Consolidated General and Administrative Expense
(unaudited)

=================================================================================================================
                                                 Three months ended June 30,          Six months ended June 30,
                                                    1996             1995              1996               1995
- -----------------------------------------------------------------------------------------------------------------
Consultants                                     $   166,181      $   168,626       $   318,213        $   335,792
Investor communication                              116,175           46,810           149,229             52,055
Legal, audit and tax                                 64,448           77,882           120,614            157,465
Office expense                                       32,931           51,405           112,342            116,147
Travel                                               33,329           38,114            65,251             71,045
Office rent                                          27,641            4,725            41,660              9,450
Public listing                                        5,351           12,908            29,348             35,026
- -----------------------------------------------------------------------------------------------------------------
                                                $   446,056      $   400,470       $   836,657        $   776,980
=================================================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to the Consolidated Financial Statements
June 30, 1996
(unaudited)                                                              Page 1

===============================================================================

1.   SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of presentation

     The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

     The consolidated financial statements included herein as of June 30, 1996, and for the three and six month periods ended June 30, 1996 and 1995 are unaudited. Management has reflected all adjustments, consisting of normal and recurring adjustments, which it believes are necessary to present fairly the financial position as at June 30, 1996 and the results of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995.

     The consolidated financial statements are presented in accordance with generally accepted accounting principles applicable in Canada and expressed in Canadian dollars. Except as disclosed in Note 5, these financial statements conform, in all material respects, with generally accepted accounting principles in the United States.

(b)  Basis of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Optima Energy (U.S.) Corporation.

(c)  Cash and cash equivalents

     Cash and cash equivalents include short-term investments with a maturity of ninety days or less at the time of issue.

(d)  Petroleum and natural gas interests

     The Company follows the full cost method of accounting for petroleum and natural gas interests whereby all costs of exploring and developing petroleum and natural gas reserves, net of government grants, are
     capitalized by individual country cost centre.   Such costs include land
     acquisition costs, geological and geophysical expenses, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities.

     The total carrying value of the Company's petroleum and natural gas interests, less accumulated depletion, is limited to the estimated future net revenue from production of proved reserves, based on unescalated prices and costs plus the lower of cost and net realizable value of unproved properties, less estimated future development costs, general and administrative expenses, financing costs and income taxes. The carrying value of unproved properties is reviewed periodically to ascertain whether impairment has occurred. Where impairment has occurred, the costs have been written down to their net realizable value.

     For each cost centre, the costs associated with proved reserves are depleted on the unit-of-production method based on an independent engineering estimate of proved reserves, after royalties, with natural gas converted to its energy equivalent at a ratio of six thousand cubic feet of natural gas to one barrel of oil.

OPTIMA PETROLEUM CORPORATION

Notes to the Consolidated Financial Statements
June 30, 1996
(unaudited)                                                              Page 2

===============================================================================

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)  Petroleum and natural gas interests (continued)

     Site restoration and abandonment costs, net of expected recoveries for production equipment and facilities, at the end of their useful life, are provided for on a unit-of-production basis. Amounts accrued for site restoration and abandonment costs are included in accounts payable and accrued liabilities.

     The resource expenditure deductions for income tax purposes related to exploration and development activities funded by flow-through share arrangements are renounced to investors in accordance with income tax legislation. Petroleum and natural gas interests are reduced by the estimated renounced income tax benefits when the expenditures are incurred.

     Equipment is depreciated on a straight-line basis over five years.

(e)  Deferred charges

     Debt financing costs are amortized on a straight line basis over the terms of the related loans.

(f)  Foreign currency translation

     Transactions of the Company and its subsidiaries that are denominated in foreign currencies are recorded in Canadian dollars at exchange rates in effect at the related transaction dates. Monetary assets and liabilities denominated in foreign currencies are adjusted to reflect exchange rates at the balance sheet date. Exchange gains and losses arising on the translation of monetary assets and liabilities, except as they relate to long-term debt, are included in the determination of income for the year. Unrealized foreign exchange gains and losses related to long-term debt are deferred and amortized over the remaining term of the related debt.

(g)  Measurement uncertainty

     Estimation of reserves in the Company's petroleum and natural gas interests is subject to inherent uncertainty. Since these reserve measures enter into the computation of net recoverable amount and depreciation, depletion and amortization, there is uncertainty of measurement in the Company's petroleum and natural gas interests.

2.   PETROLEUM AND NATURAL GAS INTERESTS

===============================================================================
                                                 June 30           December 31
                                                   1996                1995
- -------------------------------------------------------------------------------
Petroleum and natural gas interests           $ 45,710,683        $ 43,453,987
Other equipment                                    170,415             143,562
- -------------------------------------------------------------------------------
                                                45,881,098          43,597,549
Accumulated depreciation and depletion         (12,386,348)        (10,097,869)
- -------------------------------------------------------------------------------
                                              $ 33,494,750        $ 33,499,680
===============================================================================


OPTIMA PETROLEUM CORPORATION

Notes to the Consolidated Financial Statements
June 30, 1996
(unaudited)                                                              Page 3

===============================================================================

3.   SHARE CAPITAL

(a)  Issued

     ==========================================================================

                                               Number of             Capital
                                                 Shares               Stock
     --------------------------------------------------------------------------
     Balance at December 31, 1995               10,559,442         $29,024,375

     Issued for cash
       Eercise of options                          414,500           1,475,250
     In lieu of consulting fees                      3,570              12,560
     Common share issue expenses                                        (4,073)
     --------------------------------------------------------------------------
     Balance at June 30, 1996                   10,977,512         $30,508,112
     ==========================================================================

     Subsequent to June 30,1996, 105,230 common shares were issued for cash proceeds of $370,034; 100,000 shares were issued for $350,000 upon exercise of options, 3,000 shares for $10,890 in lieu of consulting fees, 714 shares for $3,641 upon exercise of warrants and 1,516 shares for $5,503 as directors' fees.

(b)  Reserved in respect of options and warrants:

     ==========================================================================

                                                    Exercise   Exercisable
         Holder                           Number     Price     On or Before
     --------------------------------------------------------------------------
     Options
     Company directors and employees      293,000     $3.50   April 3, 1998
                                           50,000     $3.55   April 3, 1998
                                          540,000     $4.15   June 12, 1999
                                          110,000     $4.05   July 25, 1998

     Non-related persons                  170,000     $3.50   April 3, 1998
                                          100,000     $4.15   June 12, 1999
     --------------------------------------------------------------------------
                                        1,263,000
     --------------------------------------------------------------------------

     Warrants
     Issued on purchase of subsidiary   1,374,727     $5.10   February 28, 1997
     Non-related persons                   13,000     $9.10   August 25, 1996
     --------------------------------------------------------------------------
                                        1,387,727
     --------------------------------------------------------------------------

                                        2,650,727
     ==========================================================================


OPTIMA PETROLEUM CORPORATION

Notes to the Consolidated Financial Statements
June 30, 1996
(unaudited)                                                               Page 4
================================================================================

4.   RELATED PARTY TRANSACTIONS

     In the six months ended June 30, 1996, the Company was charged consulting expenses of $183,565 (1995 - $220,282) by companies related by virtue of common directors. Accounts receivable at June 30, 1996 includes $8,225 relating to office services receivable from a related company and at June 30, 1995 includes $554,824 relating to joint interest billings receivable from a related company. Office expense includes $nil (1995 - $55,600) paid to a related company. The Company recovered $10,551 in consulting and rent expenses from a company with a common director in the six months ended
     June 30, 1996.

5. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

     Under United States accounting principles, the following items are not considered to be cash items and would not appear in the consolidated statements of changes in financial position:

     (i)   the conversion of debentures
     (ii) the acquisition of a subsidiary in exchange for the issuance of shares; and
     (iii) the issuance of shares on settlement of consulting fees payable.

     As a result, cash flows from operating, financing and investing activities would be presented as follows under United States accounting principles:

     =============================================================================================================
                                            Six months ended June 30,                   Six months ended June 30,
                                              1996             1995                       1996             1995
     -------------------------------------------------------------------------------------------------------------
     Cash flows from:
       Operating activities                 $(76,601)       $   788,792                 $   473,590   $   948,461
       Financing activities                  810,388          2,217,878                   1,145,823     3,117,878
       Investing activities                  375,281         (2,921,577)                 (1,303,222)   (3,877,712)
     -------------------------------------------------------------------------------------------------------------
     Increase in cash                       $909,068        $    85,093                 $   316,191   $   188,627
     =============================================================================================================


     Under United States accounting principles, the following supplementary cash flow information would be disclosed:

     =============================================================================================================
                                             Six months ended June 30,                   Six months ended June 30,
                                              1996              1995                       1996             1995
     -------------------------------------------------------------------------------------------------------------
     Interest paid                          $182,217          $111,215                   $310,975        $156,206
     =============================================================================================================
     Income taxes paid                      $ 20,104          $ 25,740                   $ 20,104        $ 25,740
     =============================================================================================================

                    PART I - FINANCIAL INFORMATION CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles. The value of the U.S. Dollar in relation to the Canadian Dollar was U.S. $1.3712 as at August 12, 1996.

The following is a discussion of the Company's financial operations for the three and six month periods ended June 30, 1996 and 1995. The notes to the Company's consolidated financial statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and the notes attached thereto), should be read in conjunction with this discussion.


- -----------------------------------------------------------------------
Working Interest        Quarter Ended           1996        1996
                        June 30
- -----------------------------------------------------------------------
CDN$                    1996        1995        Increase    Percentage
                                                (Decrease)  Increase
                                                            (Decrease)
- -----------------------------------------------------------------------
Volume
  Natural Gas (mcf)        747,386     530,335     217,051         41%
  Oil (bbls)                32,641      13,418      19,223        143%
Average Price per Unit
CDN
  Natural Gas (mcf)          $1.19       $1.66      ($0.47)       (28%)
  Oil (bbls)                $26.70      $25.01       $1.69          7%
USA
  Natural Gas (mcf)          $3.49       $2.38       $1.11         47%
  Oil (bbls)                $28.93      $25.89       $3.04         12%
Gross Revenue,
  Natural Gas           $1,689,176  $1,133,208    $555,968         49%
  Oil                     $922,608    $344,547    $578,061        168%
- -----------------------------------------------------------------------
Total Revenue           $2,611,784  $1,477,755
- -----------------------------------------------------------------------

OVERVIEW

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

The Company realized a significant increase in production and improved commodity prices as compared to the second quarter of 1995 which contributed to the increase in gross revenue and earnings before interest, taxes, depletion, depreciation and amortization. Gross natural gas sales increased 41% from 530,335 mcf to 747,386 mcf whereas oil production increased from 13,418 barrels to 32,841 barrels an improvement of 143%. Based on a barrel of oil equivalent ("boe") of 10 to 1 (1 barrel equals 10 mcf) which in our opinion reflects the current, comparative financial value of oil and gas, daily production increased from 730 boe in the second quarter of 1995 to 1,180 boe in the second quarter of 1996 an increase of 62%. Gross revenue increased by 77% from $1,477,755 in second quarter of 1995 to $2,611,784 in the second quarter of 1996. This improvement in revenue is due to a combination of higher U.S. oil and gas prices and the increase in production.

Earnings before interest, taxes, depletion, depreciation and amortization ("EBITDA") in 1996 increased to $1,307,985 from $452,506 in 1995 an improvement of 188%. EBITDA on per share basis increased to $0.12 per share from $0.05 per share in 1995. Income per share was $0.02 being $247,602 as compared to a $0.01 loss per share in 1995 which was $64,739.

The weighted average number of shares issued in the calculation was 10,683,890 shares in 1996 as compared to 8,430,716 in 1995.

OPERATING REVENUES.

Petroleum and natural gas sales net of royalties and production taxes ("Net Revenue") increased to $2,082,521 in the second quarter of 1996 as compared to $1,077,148 in 1995, an increase of 93%. Canadian Net Revenue increased to $613,084 from $328,340 a year earlier whereas Net Revenue from U.S. operations increased from $748,807 to $1,469,437.

OPERATING EXPENSES.

Oil and natural gas operating expenses increased to $328,480 in 1996 from $224,172 in the second quarter of 1995. On a boe basis, converting gas to its equivalent barrels at a ratio of 10 mcf equals 1 barrel, operating expenses fell to $3.05 per boe in 1996 from $3.37 per boe in 1995 an improvement of $0.31 per boe.

INTEREST EXPENSE.

Interest expense and bank charges increased to $182,217 in the second quarter of 1996 as compared to $111,215 in the same period of 1995 an increase of 64%. This change is due to the higher level of bank debt which increased by 176% to $7,550,233 as at June 30, 1996 from $4,976,000 as at June 30, 1995. Offsetting this increase was a reduction in the effective bank interest rate particularly in Canada which is now 7% versus 9.5% a year ago.

DEPLETION, DEPRECIATION AND AMORTIZATION.

Depletion and depreciation increased to $846,241 in the second quarter of 1996 from $449,396 in the second quarter of 1995 an increase of 88%. On a boe basis, the 1996 expense was $5.38 per boe versus $4.41 per boe in 1995 (this comparison is based on 6 mcf equal 1 barrel which is the energy equivalent). The increase is due to increases in boe production of approximately 54% and the increase in the carrying costs of petroleum and natural gas interests by over $10 million from the previous year.

The amortization expense of $17,079, is derived from the costs of the plan of arrangement with Roxbury Capital Corporation which occurred on September 8, 1995. Accordingly, there is no amortization for the second quarter ended June 30, 1995. These deferred charges are being amortized on a straight line over 60 months from the date of acquisition.

GENERAL AND ADMINISTRATIVE EXPENSE.

General and administrative expenses of $446,056 reflect an increase of 11.4% from $400,470 a year earlier, on a boe basis, converting gas to its equivalent barrels at a ratio of 10 mcf equals 1 barrel, general and administrative expenses fell to $4.16 per boe as compared to $6.02 per boe in 1995 an improvement of 31%.

SIX MONTHS ENDED JUNE 30, 1996, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1995

The Company enjoyed an increase in production and improved commodity prices as compared to the first six months of 1995 which contributed to the increase in gross revenue and earnings before interest, taxes, depletion, depreciation and amortization. Gross natural gas sales increased 73% from 967,528 mcf to 1,670,844 mcf whereas oil production increased from 27,954 barrels to 62,506 barrels an improvement of 123%. Based on a barrel of oil equivalent ("boe") of 10 to 1 (1 barrel equals 10 mcf) which in our opinion reflects the current, comparative financial value of oil and gas, daily production increased from 685 boe in the first six months of 1995 to 1,261 boe in the first six months of 1996 an increase of 84%. Gross revenue increased by 111% from $2,779,327 in first six months of 1995 to $5,878,249 in the first six months of 1996. This improvement in revenue is due to a combination of higher U.S. oil and gas prices and the increase in production.

Earnings before interest, taxes, depletion, depreciation and amortization ("EBITDA") in 1996 increased to $3,099,489 from $851,636 in 1995 an increase of 264%. EBITDA on per share basis increased to $0.29 per share from $0.10 per share in 1995. Income per share was $0.06 being $595,338 as compared to a $0.02 loss per share in 1995 which was $172,750.

The weighted average number of shares issued in the calculation was 10,683,890 shares in 1996 as compared to 8,430,716 in 1995.

OPERATING REVENUES.

Petroleum and natural gas sales net of royalties and production taxes ("Net Revenue") increased to $4,599,740 in the first six months of 1996 as compared to $2,014,495 in 1995, an increase of 128%. Canadian Net Revenue increased to $1,360,157 from $551,565 a year earlier whereas Net Revenue from U.S. operations increased from $1,462,929 to $3,239,583.

OPERATING EXPENSES.

Oil and natural gas operating expenses increased to $663,594 in 1996 from $385,879 in the first six months of 1995. On a boe basis, converting gas to its equivalent barrels at a ratio of 10 mcf equals 1 barrel, operating expenses fell to $2.89 per boe in 1996 from $3.09 per boe in 1995 an improvement of $0.20 per boe.

INTEREST EXPENSE.

Interest expense and bank charges increased by 99% from $156,206 in the first six months of 1995 to $310,975 for the same period in 1996. This increase was primarily the result of an increase in the bank credit facility with Comerica Bank - Texas granted effective June 1, 1995 for $1.3 million. The effective interest in the first six months of 1996 has benefited from a reduction in Canadian bank rates which have fallen from 9.5% at June 30, 1995 to the current rate of 7.00% on our Canadian facility with the Credit Lyonnais Canada.

DEPLETION, DEPRECIATION AND AMORTIZATION.

Depletion and depreciation increased to $2,145,481 in the first six months of 1996 from $910,616 in the same period of 1995 an increase of 136%. On a boe basis, the 1996 expense was $6.29 per boe versus $4.81 per boe in 1995 (this comparison is based on 6 mcf equal 1 barrel which is the energy equivalent). The increase is due to increases in boe production of approximately 80% and the increase in the carrying costs of petroleum and natural gas interests by over $10 million from the previous year.

The amortization expense of $17,079, is derived from the costs of the plan of arrangement with Roxbury Capital Corporation which occurred on September 8, 1995. Accordingly, there is no amortization for the six months ended June 30, 1995. These deferred charges are being amortized on a straight line over 60 months from the date of acquisition.

GENERAL AND ADMINISTRATIVE EXPENSE.

General and administrative expenses of $836,657 reflect an increase of 7.7% from $776,980 a year earlier, on a boe basis, converting gas to its equivalent barrels at a ratio of 10 mcf equals 1 barrel, general and administrative expenses fell to $3.64 per boe as compared to $6.23 per boe in 1995 an improvement of 42%.

LIQUIDITY AND NATURAL RESOURCES

During the first six months of 1996, the Company's liquidity needs were met from oil and natural gas production sales, cash reserves as well as proceeds from the issuance of common shares in the amount of $1,483,737. An at June 30, 1996, the Company had a cash balance of $1.3 million and working capital of $3,872,180.

Capital expenditures for the first six months of 1996 were $3,248,832 which was partially offset by the sale of non-core assets at Elm Grove, Louisiana, in the amount of $1,179,625. The composition of the capital expended includes lease acquisition, geological and geophysical, drilling, completion and equipping costs in respect of various prospects. The Company has budgeted between $2.0 and $3.0 in its capital program for the remainder of 1996.

Cash requirements in the future will be funded from existing working capital, cash flow from established properties, newly drilled wells developed on the Company's exploration prospects and extension to the borrowing base with its Canadian and U.S. bankers. In respect of 1997 onwards the Company's cash requirements are dependent upon the results of its current drilling program as well as any new prospects it may undertake.

In management's opinion, the Company has sufficient capital resources available to it to fund its development and drilling commitments as well as other obligations and liquidity.

It is the policy of the Company to retain its existing cash for reinvestment in the business affairs of the Company and not to pay dividends with respect to its common stock in the foreseeable future.

OTHER.

From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, exploration and seismic acquisition plans, anticipated results from current and future exploration prospects, the anticipated results from current and future exploration prospects, the anticipated results of wells based on logging data and production tests, future sales of production, earnings, margins, production levels and costs, market trends in the oil and gas industry and the exploration and development sector thereof, environmental and other expenditures and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis and Financial Condition Results of Operation section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the success of the Company's exploration and development program, changes in the price of oil and natural gas, world-wide political stability and economic growth, the Company's successful execution of internal exploration, development and operating plans, environmental regulation and costs, regulatory uncertainties and legal proceedings.


                          PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders of the Company held on May 24, 1996, the Company's shareholders ratified the appointment of KPMG Peat Marwick Thorne as the Company's independent auditors for 1996. The number of shares voted for and withheld with respect to the election of the directors and the number of shares voted for and against and the abstention for the ratification of the appointment of the Company's auditors were as follows:



Nominee                            For        Withhold/Against      Abstain
- -------                            ---        ----------------      -------
Robert L. Hodgkinson            5,861,311           5,155           66,858
William C. Leuschner            5,861,311           5,155           66,858
Ronald P. Bourgeois             5,858,808           7,658           66,858
Emile D. Stehelin               5,854,633          11,833           66,858
Martin G. Abbott                5,859,094           7,372           66,858

Appointment of Auditors         5,847,999          72,813           12,512


Additionally the following proposals were approved at the Company's annual meeting:


                                   Affirmative Votes     Withhold/Against     Abstain
                                   -----------------     ----------------     -------

1.   Approval of a new Stock
     Option Plan, allocating and
     reserving 750,000 shares for
     future issuance.                   2,301,067           1,248,258          58,718

2.   Approval of a share compen-
     sation arrangement, allocating
     and reserving 3,740 shares for
     issuance to outside Directors.     5,186,735             693,037          53,552

3.   Approval of a share compen-
     sation arrangement, allocating
     and reserving 12,000 shares
     for issuance to the Chief
     Financial Officer.                 4,787,100             423,815         722,409


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

There were no transactions during the quarter ended June 30, 1996 which could require the filing of a Form 8-K.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              OPTIMA PETROLEUM CORPORATION AND SUBSIDIARIES
                               (Registrant)




Date: August 13, 1996                    By:  /s/ Robert L. Hodgkinson
                                              -----------------------------------
                                              Robert L. Hodgkinson
                                              President - CEO



                                         By:  /s/ Ronald P. Bourgeois
                                              -----------------------------------
                                              Ronald P. Bourgeois
                                              Chief Financial Officer - Secretary
