Form 10-Q
period 1996-09-30
OPTIMA PETROLEUM CORP
filed 1996-11-13
CIK 872248

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended: September 30, 1996           Commission file
                                number: 019020



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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X   No _________.



Number of shares of Common Stock outstanding at November 12, 1996   11,344,518

                          OPTIMA PETROLEUM CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q


                                     INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS                                                       3

ITEM 2.    MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                 11

PART II -OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                      13

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                         14

SIGNATURES                                                                           14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
OPTIMA PETROLEUM CORPORATION

Consolidated Balance Sheets


==================================================================================================
                                                                 September 30        December 31
                                                                     1996               1995
--------------------------------------------------------------------------------------------------
                                                                  (unaudited)         (audited)
ASSETS

CURRENT
  Cash and cash equivalents                                       $   981,737       $ 1,022,925
  Cash held in trust                                                  458,850             -
  Accounts receivable                                               4,715,621         2,472,383
  Note receivable - current portion                                   164,844             -
  Debenture receivable                                                 -                493,874
--------------------------------------------------------------------------------------------------
                                                                    6,321,052         3,989,182
OTHER
  Advances to operators                                             1,468,193         1,350,216
  Petroleum and natural gas interests, full cost method (Note 2)   33,355,242        33,499,680
  Note receivable - long term portion                                 329,689             -
  Deferred charges                                                    290,399           338,998
--------------------------------------------------------------------------------------------------
                                                                  $41,764,575       $39,178,076
==================================================================================================



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                      $   2,944,901       $ 3,242,322
--------------------------------------------------------------------------------------------------
                                                                    2,944,901         3,242,322

LONG-TERM DEBT                                                      7,384,880         7,390,400

SITE RESTORATION AND ABANDONMENT                                      173,816            67,819

SHAREHOLDERS' EQUITY
  Share capital (Note 3)
    Authorized 100,000,000 common shares
    Issued 11,084,018 (1995 - 10,559,442) common shares            30,882,778        29,024,375
  Contributed surplus                                                 608,222           608,222
  Retained earnings (deficit)                                        (230,022)       (1,155,062)
--------------------------------------------------------------------------------------------------
                                                                   31,260,978        28,477,535
--------------------------------------------------------------------------------------------------
                                                                  $41,764,575       $39,178,076
==================================================================================================


See accompanying notes to consolidated financial statements.

ON BEHALF OF THE BOARD

/s/ Ronald P. Bourgeois, Director             /s/ Robert L. Hodgkinson, Director

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Operations and Deficit
(unaudited)


===========================================================================================================
                                         Three months ended September 30,   Nine months ended September 30,
                                                   1996         1995         1996           1995
-----------------------------------------------------------------------------------------------------------
OPERATING INCOME

  Petroleum and natural gas sales,
    net of royalties and production taxes      $2,454,772   $1,162,830        $ 7,054,512    $  3,177,325
  Operating costs                                 353,358      243,517          1,016,952         629,396
-----------------------------------------------------------------------------------------------------------
                                                2,101,414      919,313          6,037,560       2,547,929

EXPENSES

  General and administrative (Schedule)           396,817      305,166          1,233,474       1,082,146
-----------------------------------------------------------------------------------------------------------

EARNINGS BEFORE
  INTEREST, TAXES, DEPLETION,
    DEPRECIATION AND AMORTIZATION               1,704,597      614,147          4,804,086       1,465,783


  Depletion and depreciation                    1,196,122      603,333          3,341,603       1,513,949
  Interest and bank charges                       163,741      133,395            474,716         289,601
  Amortization of deferred financing costs         17,094        -                 51,247          -
  Foreign exchange loss (gain)                      3,312       (1,241)             6,905         (16,445)
  Interest and other revenue                       (5,374)      (8,598)           (15,529)        (61,570)
-----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)
  BEFORE INCOME TAXES                             329,702     (112,742)           945,144        (259,752)

Income taxes                                        -            -                 20,104          25,740
-----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                  329,702     (112,742)           925,040        (285,492)

DEFICIT, beginning of period                     (559,724)    (172,750)        (1,155,062)    (10,602,526)

Reduction of common share stated capital            -            -                 -           10,602,526
-----------------------------------------------------------------------------------------------------------
DEFICIT, end of period                         $ (230,022)  $ (285,492)       $  (230,022)   $   (285,492)
===========================================================================================================


INCOME (LOSS) PER SHARE                        $     0.03   $    (0.01)       $      0.09    $      (0.03)
===========================================================================================================

See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Changes In Financial Position
(unaudited)


===================================================================================================================
                                             Three months ended September 30,       Nine months ended September 30,
                                                      1996           1995                1996           1995
-------------------------------------------------------------------------------------------------------------------
                                                 CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES

Income (loss) for the period                     $    329,702    $  (112,742)        $   925,040    $   (285,492)
  Items not involving cash
    Depletion, depreciation and amortization        1,213,216        603,333           3,392,850       1,513,949
-------------------------------------------------------------------------------------------------------------------
                                                    1,542,918        490,591           4,317,890       1,228,457
  Changes in non-cash working capital:
    Accounts receivable                               399,365        309,329          (2,243,238)        669,587
    Accounts payable and accrued liabilities         (132,208)      (957,893)           (297,421)     (1,090,864)
    Loans from shareholders                            -            (116,500)             -              233,000
    Debenture receivable                               -               3,540             493,874        (493,874)
-------------------------------------------------------------------------------------------------------------------
                                                    1,810,075       (270,933)          2,271,105         546,306
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Issue of common
    shares (net of issue expenses)                    374,666      1,167,847           1,858,403       1,319,069
  Note receivable                                         654         -                 (494,533)         -
  Increase (decrease) in bank debt                   (175,353)       456,380              (5,520)      3,603,380
  Issue of securities on purchase of subsidiary        -           6,186,272              -            6,186,272
  Conversion of convertible debentures                 -              -                   -              (20,000)
-------------------------------------------------------------------------------------------------------------------
                                                      199,967      7,810,499           1,358,350      11,088,721
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

  Proceeds from sale of
    petroleum and natural gas interests                    56         -                1,179,681         925,863
  Petroleum and natural gas interests                (950,536)    (1,316,351)         (4,199,368)     (6,177,641)
  Advances to operators                              (957,979)        (2,449)           (189,458)         55,266
  Deferred charges                                       (112)      (142,826)             (2,648)       (171,948)
  Purchase of subsidiary                               -          (6,186,272)             -           (6,186,272)
-------------------------------------------------------------------------------------------------------------------
                                                   (1,908,571)    (7,647,898)         (3,211,793)    (11,554,732)
-------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                      101,471       (108,332)            417,662          80,295

CASH AND CASH
  EQUIVALENTS, beginning of period                  1,339,116        503,918           1,022,925         315,291
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH
  EQUIVALENTS, end of period                     $  1,440,587    $   395,586         $ 1,440,587    $    395,586
===================================================================================================================


See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Schedules of Consolidated General and Administrative Expense
(unaudited)


=============================================================================================
                          Three months ended September 30,   Nine months ended September 30,
                                1996       1995                 1996         1995
---------------------------------------------------------------------------------------------
  Consultants                $180,805   $150,025             $  499,018   $  485,817
  Investor communication       31,059     20,352                180,288       72,407
  Office expense               63,771     59,035                176,113      175,182
  Legal, audit and tax         30,767     29,512                151,381      186,977
  Travel                       62,626     33,685                127,877      104,730
  Office rent                  17,211      7,775                 58,871       17,225
  Public listing                4,073      4,782                 33,421       39,808
  Directors' fees               6,505       -                     6,505        -
---------------------------------------------------------------------------------------------
                             $396,817   $305,166             $1,233,474   $1,082,146
=============================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to the Consolidated Financial Statements
September 30, 1996
(unaudited)                                               Page 1
==============================================================================

1. Significant accounting policies

   (a)  Basis of presentation

        The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

        The consolidated financial statements included herein as of September 30, 1996, and for the three and nine month periods ended September 30, 1996 and 1995 are unaudited. Management has reflected all adjustments, consisting of normal and recurring adjustments, which it believes are necessary to present fairly the financial position as at September 30, 1996 and the results of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995.

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

OPTIMA PETROLEUM CORPORATION

Notes to the Consolidated Financial Statements
September 30, 1996
(unaudited)                                                           Page 2
==============================================================================

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

2. Petroleum and natural gas interests


==============================================================================
                                          September 30           December 31
                                              1996                   1995
-------------------------------------------------------------------------------
  Petroleum and natural gas interests      $46,657,351           $43,453,987
  Other equipment                              174,239               143,562
-------------------------------------------------------------------------------
                                            46,831,590            43,597,549
  Accumulated depreciation and depletion   (13,476,348)          (10,097,869)
-------------------------------------------------------------------------------
                                           $33,355,242           $33,499,680
==============================================================================

OPTIMA PETROLEUM CORPORATION

Notes to the Consolidated Financial Statements
September 30, 1996
(unaudited)                                                               Page 3
==============================================================================

3. Share capital

   (a)  Issued


    ============================================================================
                                                   Number of           Capital
                                                     Shares             Stock
    ----------------------------------------------------------------------------
    Balance at December 31, 1995                    10,559,442       $29,024,375

    Issued for cash
      Exercise of options                              514,500         1,825,250
      Exercise of warrants                                 714             3,641
    In lieu of consulting fees                           7,570            27,080
    In lieu of directors  fees                           1,792             6,505
    Common share issue expenses                                           (4,073)
    ----------------------------------------------------------------------------
    Balance at September 30, 1996                   11,084,018       $30,882,778
    ============================================================================

        Subsequent to September 30,1996, 260,500 common shares were issued for cash proceeds of $1,002,815; comprised of 260,000 shares issued for $1,001,000 as a private placement and 500 shares issued for $1,815 in lieu of consulting fees.

   (b)  Reserved in respect of options and warrants:


    ============================================================================
                                                      Exercise     Exercisable
       Holder                           Number        Price        On or Before
    ----------------------------------------------------------------------------
    Options
    Company directors and employees      193,000         $3.50 April 3, 1998
                                          50,000         $3.55 April 3, 1998
                                         540,000         $4.15 June 12, 1999
                                         110,000         $4.05 July 25, 1998

    Non-related persons                  170,000         $3.50 April 3, 1998
                                         100,000         $4.15 June 12, 1999
    ----------------------------------------------------------------------------
                                       1,163,000
    ----------------------------------------------------------------------------

    Warrants
    Issued on purchase of subsidiary   1,374,013         $5.10 February 28, 1997
    ----------------------------------------------------------------------------
                                       1,374,013
    ----------------------------------------------------------------------------
                                       2,537,013
    ============================================================================

OPTIMA PETROLEUM CORPORATION

Notes to the Consolidated Financial Statements
September 30, 1996
(unaudited)                                                              Page 4
==============================================================================

4. Related party transactions

   In the nine months ended September 30, 1996, the Company was charged consulting expenses of $282,150 (1995 - $311,267) by companies related by virtue of common directors. Accounts receivable at September 30, 1996 includes $10,594 relating to office services receivable from a related company. Office expense includes $nil (1995 - $85,254) paid to a related company. The Company recovered $37,613 in consulting, office and rent expenses from a company with a common director in the nine months ended September 30, 1996.

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

  As a result, cash flows from operating, financing and investing activities would be presented as follows under United States accounting principles:


  =============================================================================================
                           Three  months ended September 30,   Nine months ended September 30,
                                 1996          1995                  1996          1995
  ---------------------------------------------------------------------------------------------
  Cash flows from:
    Operating activities       $1,824,595      ($110,277)           $2,298,185     $838,184
    Financing activities          185,447      1,463,571             1,331,270    4,610,571
    Investing activities       (1,908,571)    (1,461,626)           (3,211,793)  (5,368,460)
  ---------------------------------------------------------------------------------------------
  Increase in cash               $101,471      ($108,332)             $417,662      $80,295
  =============================================================================================


  Under United States accounting principles, the following supplementary cash flow information would be disclosed:


  =============================================================================================
                             Three  months ended September 30,  Nine months ended September 30,
                                 1996          1995                  1996          1995
  ---------------------------------------------------------------------------------------------
  Interest paid                  $163,741       $133,395              $474,716     $289,601
  =============================================================================================
  Income taxes paid                -             -                     $20,104      $25,740
  =============================================================================================

                    PART I - FINANCIAL INFORMATION CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles. The value of the U.S. Dollar in relation to the Canadian Dollar was U.S. $1.3341 as at November 11, 1996.

The following is a discussion of the Company's financial operations for the three and nine month periods ended September 30, 1996 and 1995. The notes to the Company's consolidated financial statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and the notes attached thereto), should be read in conjunction with this discussions.

 Working Interest                   Quarter Ended                    1996                 1996
                                    September 30

 CDN$                              1996           1995            Increase              Percentage
                                                                 (Decrease)              Increase
                                                                                        (Decrease)
 Volume
   Natural Gas (mcf)             811,542        632,510              179,032                  28%
   Oil (bbls)                     39,475         14,556               24,919                 171%
 Average Price per Unit
 CAN
   Natural Gas (mcf)               $1.18          $1.55               ($0.37)                (24%)
   Oil (bbls)                     $31.22         $21.74                $9.48                  44%
 USA
   Natural Gas (mcf)               $3.45          $2.12                $1.33                  63%
   Oil (bbls)                     $29.86         $23.60                $6.62                  26%
 Gross Revenue,
   Natural Gas                $1,908,106     $1,233,062             $675,044                  55%
   Oil                        $1,185,922       $337,761             $848,161                 251%
 Total Revenue                $3,094,028     $1,570,823


OVERVIEW

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

The Company realized a significant increase in production and improved commodity prices as compared to the third quarter of 1995 which contributed to the increase in gross revenue and earnings before interest, taxes, depletion, depreciation and amortization. Gross natural gas sales increased 28% from 632,510 mcf to 811,542 mcf whereas oil production increased from 14,557 barrels to 39,475 barrels, an improvement of 171%. Based on a barrel of oil equivalent ("boe") of 10 to 1 (1 barrel equals 10 mcf) which in our opinion reflects the current, comparative financial value of oil and gas, daily production increased from 848 boe in the third quarter of 1995 to 1,309 boe in the second quarter of 1996, an increase of 54%. Gross revenue increased by 97% from $1,570,823 in third quarter of 1995 to $3,094,028 in the third quarter of 1996. This improvement in revenue is due to a combination of higher U.S. oil and gas prices and the increase in production.

Earnings before interest, taxes, depletion, depreciation and amortization ("EBITDA") in 1996 increased to $4,804,086 from $1,465,783 in 1995, an increase of 228%. EBITDA on per share basis increased to $0.44 per share from $0.17 per share in 1995. Income per share was $0.09 being $945,144 as compared to a $0.03 loss per share in 1995 which was $285,492.

The weighted average number of shares issued in the calculation was 10,816,953 shares in 1996 as compared to 8,567,471 in 1995.

OPERATING REVENUES.

Petroleum and natural gas sales net of royalties and production taxes ("Net Revenue") increased to $7,054,512 in the first nine months of 1996 as compared to $3,177,325 in 1995, an increase of 122%. Canadian Net Revenue increased to $1,988,683 from $890,124 a year earlier whereas Net Revenue from U.S. operations increased from $2,287,201 to $5,065,829.

OPERATING EXPENSES.

Oil and natural gas operating expenses increased to $1,016,952 in 1996 from $629,396 in the first nine months of 1995. On a boe basis, converting gas to its equivalent barrels at a ratio of 10 mcf equals 1 barrel, operating expenses fell to $2.90 per boe in 1996 from $3.10 per boe in 1995, an improvement of $0.20 per boe.

INTEREST EXPENSE.

Interest expense and bank charges increased by 64% from $289,601 in the first nine months of 1995 to $474,716 for the same period in 1996. This increase is due to a combination in the increase in the average principal balance of bank debt and convertible debentures on a year to year comparison as well as the change in the effective interest rate. Long term debt as at September 30, 1996 was $7,384,880 as compared to $5,432,380 a year earlier. Whereas the interest rate on U.S. bank debt fell slightly from 10.25% to 9.75%, the current rate on our Canadian facility is 5.75% as compared to 9.00% a year earlier.

The Company has repaid $175,353 of bank debt during the third quarter of 1996. Accordingly, the combination of a reduced principal balance and declining interest should maintain a trend of lower interest expense in the final quarter of 1996.

DEPLETION, DEPRECIATION AND AMORTIZATION.

Depletion and depreciation increased to $3,341,603 in the first nine months of 1996 from $1,513,949 in the same period of 1995, an increase of 136%. On a boe basis, the 1996 expense was $6.48 per boe versus $4.89 per boe in 1995 (this comparison is based on 6 mcf equals 1 barrel which is the energy equivalent). The increase is due to increases in boe production of approximately 67% and the increase in the carrying costs of petroleum and natural gas interests by over $10 million from the previous year.

The quarterly amortization expense of $17,079, is derived from the costs of the plan of arrangement with Roxbury Capital Corporation which occurred on September 8, 1995. Accordingly, there is no amortization for the nine months ended September 30, 1995. These deferred charges are being amortized on a straight line over 60 months from the date of acquisition.

GENERAL AND ADMINISTRATIVE EXPENSE.

General and administrative expenses for the first nine months of 1996 of $1,233,474 reflect an increase of 13.9% from $1,082,146 a year earlier. On a boe basis, converting gas to its equivalent barrels at a ratio of 10 mcf equals 1 barrel, general and administrative expenses fell to $3.52 per boe as compared to $5.35 per boe in 1995, an improvement of 34%.

LIQUIDITY AND FINANCIAL RESOURCES

During the first nine months of 1996, the Company's liquidity needs were met from oil and natural gas production sales, cash reserves as well as proceeds from the issuance of common shares in the amount of $1,858,403. As at September 30, 1996, the Company had a cash balance of $1.44 million and working capital of $3,376,151.

Cash resources include $424,864 (approximately $312,000 U.S. funds) held in a trust account to fund the eventual abandonment and site restoration cost in respect of producing wells acquired during 1996 at Valentine, Louisiana.

Capital expenditures for the first nine months of 1996 were $4,199,368 which was partially offset by the sale of non-core assets at Elm Grove, Louisiana, in the amount of $1,179,681. The composition of the capital expended includes lease acquisition, geological and geophysical, drilling, completion and equipping costs in respect of various prospects. The Company has budgeted between $1.5 and $2.0 million in its capital program for the remainder of 1996.

Cash requirements in the future will be funded from existing working capital, cash flow from established properties, newly drilled wells developed on the Company's exploration prospects and extension to the borrowing base with its Canadian and U.S. bankers. The Company's U.S. bankers agreed in October, 1996, to increase the borrowing base by approximately U.S.$1.4 million to U.S.$3.25 million. This increase in the line of credit is expected to be in place by the end of November, 1996. In respect of 1997 onwards, the Company's cash requirements are dependent upon the results of its current drilling program as well as any new prospects it may undertake.

In management's opinion, the Company has sufficient capital resources available to it to fund its development and drilling commitments as well as other obligations and liquidity.

It is the policy of the Company to retain its existing cash for reinvestment in the business affairs of the Company and not to pay dividends with respect to its common stock in the foreseeable future.

OTHER.

From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, exploration and seismic acquisition plans, anticipated results from current and future exploration prospects, the anticipated results of wells based on logging data and production tests, future sales of production, earnings, margins, production levels and costs, market trends in the oil and gas industry and the exploration and development sector thereof, environmental and other expenditures and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis and Financial Condition Results of Operation section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the success of the Company's exploration and development program, changes in the price of oil and natural gas, world wide political stability and economic growth, the Company's successful execution of internal exploration, development and operating plans, environmental regulation and costs, regulatory uncertainties and legal proceedings.


                          PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

The Company filed a Form 8-K on August 23, 1996, to report that it has received $10,817 from Robert L. Hodgkinson pursuant to Section 16(b) of the Securities Exchange Act of 1934. The short-term profit is based on the purchases and sales involving 25,600 shares purchased at an average cost of $3.61 and average proceeds of disposition of $4.03 per share between January 15, 1996 and June 3, 1996.

After the review of the evidence, the Company is confident that the "insider profit" was a result of a misunderstanding of the application of the six month holding rule as it impacts the calculations of short swing profits. Additionally, the Company knows of no confidential information that Mr. Hodgkinson would have in his possession that would have impacted the timing of the purchase and sale of stock. The stock of Optima has traded in the range of between $3.50 and $4.90 on the Toronto Stock Exchange during the period in which the trades occurred.

Mr. Hodgkinson as at October 31, 1996 holds 781,400 shares of Optima Petroleum Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 OPTIMA PETROLEUM CORPORATION AND SUBSIDIARIES
                                  (Registrant)




Date: November 12, 1996
                                         By:  /s/ ROBERT L. HODGKINSON
                                             -------------------------------
                                              Robert L. Hodgkinson
                                              President - CEO


                                         By:  /s/ RONALD P. BOURGEOIS
                                             --------------------------------
                                             Ronald P. Bourgeois
                                             Chief Financial Officer - Secretary