Form 10-K
period 1996-12-31
OPTIMA PETROLEUM CORP
filed 1997-03-31
CIK 872248

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                        _______________________________

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1996     Commission file number:  019020


                          OPTIMA PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)


                    CANADA                               98-0115468
           (State of Incorporation)         (I.R.S. Employee identification No.)

#600, 595 HOWE STREET, VANCOUVER, BRITISH COLUMBIA        V6C 2T5
     (Address of principal executive offices)            (Zip code)


       Registrant's telephone number, including area code: (604) 684-6886

          Securities registered pursuant to Section 12(b) of the Act:



    (Title of Each Class)            (Name of Each Exchange on which Registered)
 COMMON STOCK, NO PAR VALUE                   NASDAQ (NMS) STOCK MARKET
                                               TORONTO STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     x           No          .
    ---------          ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements
incorporated by reference in Part III of this Form 10-K. [   ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 17, 1997 as reported on NASDAQ National Market System was approximately $U.S.20,474,000. Shares of Common Stock held by each senior officer and director and by each person who owns 5% or more of outstanding Common Stock have been excluded in that such person may be deemed to be affiliated. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As at March 17, 1997, Registrant had outstanding 11,307,994 shares of Common Stock.

                          OPTIMA PETROLEUM CORPORATION
                               INDEX TO FORM 10-K

                                     PART I


ITEM 1.     BUSINESS                                                           3

ITEM 2.     PROPERTIES                                                        12

ITEM 3.     LEGAL PROCEEDINGS                                                 15

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                                  15


                                    PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS                                   16

ITEM 6.     SELECTED FINANCIAL DATA                                           17

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                        20

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       23

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                                              24


                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS
            OF THE REGISTRANT                                                 24

ITEM 11.    EXECUTIVE COMPENSATION                                            26

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                             28

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    29


                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            AND REPORTS ON FORM 8-K                                           30

ITEM 15.    SIGNATURES                                                        32


                                    PART I


                               ITEM 1.   BUSINESS

GENERAL
     Optima Petroleum Corporation (hereinafter referred to as "Optima" or the "Company"), along with its wholly owned United States subsidiary, Optima Energy (U.S.) Corporation, ("Optima US"), is engaged in the business of oil and gas exploration and development in Canada and the United States.

     The Company was incorporated under the name "Lathwell Resources Ltd.", by registration of Articles and Memorandum pursuant to the laws of the province of British Columbia on April 11, 1983. On February 5, 1988, consolidating its share capital on a 1 for 5 basis, the Company changed its name to "Optima Energy Corporation". On July 9, 1992, the Company changed its name to "Optima Petroleum Corporation" concurrently with a 1 for 2.5 consolidation of its share capital. It was continued under the Canada Business Corporation Act ("CBCA") on May 23, 1995.

     Effective December 1, 1992, the Company acquired through Optima US, from a director of the Company, a 100 percent interest in the common shares of Arenosa Resource Corporation (Arenosa), a company engaged in oil and gas exploration and production. Arenosa was acquired at fair value as determined by a December 1, 1992 reserve evaluation prepared by independent engineers and was approved by the shareholders. Arenosa was subsequently amalgamated into Optima US.

     On September 8, 1995 the Company acquired 100% of the shares of Roxbury Capital Corporation pursuant to a plan of arrangement under the CBCA. The purchase of Roxbury Capital Corp. was accounted for as an acquisition at a consideration of $6,186,272 in exchange for 1,374,727 common shares ($4.50 per share).

     Optima participates primarily as a working interest holder, in numerous oil and gas prospects which are operated either by itself or by third parties. By funding its proportionate share of drilling costs of a successfully completed well, Optima earns an interest in the well and in the related acreage, based on the terms of the applicable participation agreement.

     The Company's oil and gas interests as at December 31, 1996 are described under Item 2 on page(s)13-15. Canadian property interests are held by the Company and U.S. property interest by Optima U.S. Unless otherwise indicated all acquisitions or dispositions referred to in this section and elsewhere in this document have been negotiated on an arm's length basis.

     The Company's financial statements are stated in Canadian dollars (CDN$) and are prepared in accordance with Canadian generally accepted accounting principals ("GAAP"); reconciliations to U.S. GAAP are contained in footnotes to the financial statements. The value of the U.S. Dollar in relation to the Canadian Dollar was U.S. $1.3700 as at March 17, 1997.

BUSINESS STRATEGY
     During fiscal 1996 the Company completed its program of divesture of minor U.S. properties with the sale of its interests at Elm Grove, Louisiana. Concurrently, Optima entered into new exploration prospects. The criteria utilized in selecting such prospects included a targeted minimum 25% working interest and a geophysical diversification from the Company's traditional production base and its predominantly natural gas reserve base.

     The results of its 1996 exploration and development program was the establishment of new oil reserves at Backridge in East Cameron Parish, Louisiana and a significant interest in a new oil / gas pool at East Haynesville in North Louisiana. These projects compliment the Company's major properties at Wildhay, Alberta, Turtle Bayou, Louisiana and Valentine, Louisiana.

EXPLORATION STRATEGY
     The Company's exploration strategy is based on the identification and development of exploratory prospects to achieve reserve growth and to establish long term increased cash flow. Prospect selection criteria requires that each prospect has the minimum potential for the discovery of 5,000,000 barrels of oil or 50 billion cubic feet of natural gas to the 100% working interest. The Company looks to acquire a significant ownership interest of between 25% and 50%.

     Prospects are identified and developed in conjunction with industry partners. The primary areas of focus are the onshore Gulf Coast of Louisiana, USA and West Central Alberta, Canada. The Company believes that substantial oil and natural gas reserves can be established through the utilization of 3-D seismic and CAEX technology with specific applications in the Gulf Coast of Louisiana. The application of the sophisticated tools by experienced industry specialists can identify prospects with multiple productive zones, maximize the probability of success and mitigate the risk of dry holes.

     The Company's philosophy is to participate in the generation of the exploration prospects with its industry partners. The actual operation of the drilling and development programs in respect of the Gulf Coast is vested with local partners. The Company operates its major Canadian properties.

OIL AND NATURAL GAS RESERVES
     Substantially all of the Company's oil and natural gas reserves are located in Alberta, Canada and Louisiana, USA. AMH Group Ltd., independent reserve engineers evaluated the Company's reserves in Canada. The TMR Joint Venture was evaluated by Ryder Scott Company whereas the remaining U.S. properties were evaluated by Laroche Petroleum Consultants Ltd. All three independent evaluations ("Evaluation Reports") were effective December 31, 1996. In 1994, AMH Group Ltd. provided reserve evaluations on both the
Canadian and U.S. properties.   Commencing in 1995, the Company retained Ryder
Scott Company to evaluate the TMR Joint Venture and had retained the Scotia Group, Inc. to evaluate solely the Elm Grove property. The crude oil and natural gas reserve estimates on which this evaluation is based were determined in accordance with generally accepted evaluation practices.

     The following table summarizes the Company's reserves. ALL EVALUATIONS OF FUTURE NET PRODUCTION REVENUE SET FORTH IN THE TABLES ARE STATED PRIOR TO PROVISIONS FOR INCOME TAXES AND INDIRECT COSTS. IT SHOULD NOT BE ASSUMED THAT THE DISCOUNTED FUTURE NET REVENUES SHOWN BELOW ARE REPRESENTATIVE OF THE FAIR MARKET VALUE OF OPTIMA'S RESERVES. Other assumptions and qualifications relating to costs, prices for future production and other matters are included in the Evaluation Reports Table No. 1 sets forth estimates of the Company's proved developed and undeveloped oil / gas reserves as of December 31, 1996. The Company's estimated total proved developed and undeveloped reserves of oil and natural gas as of December 31, 1996, 1995 and 1994 based upon the Evaluation Reports were as follows:


                             Reserve Quantity Information
                                Working Interest Share
                                Year Ended December 31

                       Total           United States         Canada
                   ----------------   -----------------   ----------------
                    Gas     Liquids   Gas       Liquids   Gas      Liquids
                    mmcf     mbbls    mmcf       mbbls    mmcf      mbbls
                   -------  -------   -------  --------   ------   -------
Proved Reserves
 1996               20,397    1,450     5,143     1139     15,254     311
 1995               32,954      748    11,328      331     21,626     417
 1994               33,798      537     9,880      313     23,918     224

     In addition to the discussion below reference is made to the Consolidated Financial Statements and the Supplemental Oil and Gas Information (unaudited) included elsewhere within. Such discussion also contains information with respect to the Company's reserves at December 31, 1996, 1995 and 1994.

For the fiscal years ended December 31, 1996, 1995 and 1994 the Company had the following working interest production:


                                     Production
                               Working Interest Share
                               Year Ended December 31
                        ----------------------------------------
                           1996           1995           1994
                        ----------     ----------     ----------
Oil Wells (bbls)
Canada                      29,939         13,880          3,377
USA                        123,760         57,242         32,960
Gas Wells (mcf)
Canada                   1,608,454        763,999        462,803
USA                      1,700,984      1,600,490        849,049

     The following table sets forth the net proved reserves of the Company as at December 31, 1996, 1995 and 1994 and the discounted cash flow value thereof. The reserve information was derived from the evaluation reports provided by the Company's petroleum engineers:


                                             FUTURE CASH FLOWS
       UNESCALATED PRICES AND COSTS, CANADIAN DOLLARS, WORKING INTEREST SHARES AS AT DECEMBER 31
                                                                 1996            1995             1994
                                                                --------        -------           -------
Future net cash flow before taxes                                $63,086        $50,801           $50,429
Future net cash flow discounted at 10% before taxes               43,015         29,473            24,236
Future net cash flow discounted at 10% after taxes (1)            41,536         29,473            24,236

Note: (1) Estimated income taxes have been reduced to give effect to tax benefits related to the use of the Company's available net operating loss carry forwards.

     In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and natural gas prices and future operating costs, all of which may vary considerably from actual results. All such estimates are to some degree, speculative, and classifications of such reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attribute to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Therefore, the actual production, revenues, royalties, severance and excise taxes, development and operating expenditures with respect to the Company's reserves will likely vary from such estimates, and such variances could be material.

     In accordance with applicable requirements of the Securities and Exchange Commission, the estimated discounted future net revenues from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact on inflation on costs.

OIL AND NATURAL GAS DRILLING ACTIVITIES
     The following table sets forth the gross and net numbers of productive, or dry exploratory and development wells that the Company drilled in each of 1996, 1995 and 1994.


                                  Gross                     Net
                       ------------------------    -------------------------
                       Productive  Dry    Total    Productive   Dry    Total
                       ----------  ---    -----    ----------   ---    -----
CANADA
Exploratory Wells
1996                        -        1       1            -     .25     .25
1995                        4        -       4         1.95       -    1.95
1994                        -        1       1            -     .30     .30
Development Wells
1996                        1        -       1          .15       -     .15
1995                        1        -       1          .33       -     .33
1994                        3        -       3         1.30       -    1.30

USA
Exploratory Wells
1996                        5        5      10          .60    1.03    1.63
1995                        1        4       5          .19     .33     .52
1994                        2        7       9          .16    1.61    1.77
Development Wells
1996                        1        -       1          .08       -     .08
1995                        1        -       1          .04       -     .04
1994                        3        -       3          .48       -     .48

TOTAL
Exploratory Wells
1996                        5        6      11          .60    1.28    1.88
1995                        5        4       9         2.14     .33    2.00
1994                        2        8      10          .16    1.91    2.07
Development Wells
1996                        2        -       2          .23       -     .23
1995                        2        -       2          .37       -     .37
1994                        6        -       6         1.78       -    1.78

PRODUCTION
     The following table summarizes the net volumes of oil, liquids and natural gas produced and sold, before royalty, as well as the average price received in respect to such sales. This table segments production between Canada and USA and represents all properties in which the Company holds interests:

                                      NATURAL GAS (CDN$)
                         Canada                            USA
             -------------------------------   ------------------------------       Total
              Net Production   Average Sales   Net Production   Average Sales   Company Production
                 (mcf)          (price/mcf)        (mcf)        (price/mcf)          (mcf)
             -------------     -------------   --------------   -------------   ------------------
1996             1,608,454          $1.38         1,700,984          $3.58             3,309,438
1995               763,999          $1.59         1,600,491          $2.39             2,364,489
1994               462,803          $2.34           849,049          $2.68             1,311,852

                                    OIL AND LIQUIDS (CDN$)
                         Canada                            USA
             -------------------------------   ------------------------------       Total
             Net Production   Average Sales   Net Production   Average Sales   Company Production
                  (bbl)        (Price/bbl)        (bbl)         (price/bbl)          (bbl)
             -------------     -------------   --------------   -------------   ------------------
1996                29,939         $28.52         123,760         $29.86               153,699
1995                13,880         $22.82          57,243         $24.50                71,122
1994                 3,377         $18.38          32,960         $21.67                36,337

     The following table summarizes the average production costs per unit of production, with natural gas converted to its energy equivalent at a ratio of six thousand cubic feet of natural gas to one barrel of oil:


                      Canada      USA
                      ------    ------
1996                   $2.51     $2.22
1995                   $3.49     $1.34
1994                   $3.43     $1.95

ACREAGE
     The following table sets forth the development and undeveloped oil and natural gas acreage in which the Company held an interest as of December 31, 1996. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.


                  Developed         Undeveloped
               ----------------    -----------------
                Gross     Net      Gross       Net
               -------    -----    ------     ------
Canada           5,760    3,445    25,120     19,812
USA             14,415    2,134    11,425      1,488
Total           20,175    5,579    36,545     21,300

TITLE TO PROPERTIES
     As is customary in the oil and natural gas industry, the Company makes only a cursory review of title to undeveloped petroleum and natural gas leases at the time they are acquired by the Company. However, before drilling commences, the Company causes a thorough title search to be conducted, and any material defects in title are remedied prior to the time actual drilling of a well on the lease begins. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller or lessor of the undeveloped property, is typically obligated to cure any such title defects at its expense. If the Company were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in drilling operations on the property. The Company believes that it has good title to its oil and natural gas properties, some of which are subject to immaterial encumbrances, easements and restrictions.

     The oil and natural gas properties owned by the Company are also typically subject to royalty and other similar non-cost bearing interests customary in the industry, including the overriding royalty and participation rights granted with the Company's acquisition of prospects and to the Company's key employees and outside geologists. The Company does not believe that any of these encumbrances or burdens will materially affect the Company's ownership or use of its properties.

     In respect of its Canadian operations, the majority of its leases are in respect of petroleum and natural gas rights which are owned by the provincial government, referred to as Crown leases and drilling licenses, specifically the Government of Alberta. Accordingly, title opinions are normally not acquired in Canada in respect of mineral title prior to drilling a well on Crown leases granted by the Government of Alberta.

MARKETING OF PRODUCTION
     The Company's production is marketed to third parties in conjunction with industry partners. Typically oil is sold at the wellhead at field posted prices and natural gas is sold under contract at a negotiated price based upon factors normally considered in the industry, such as price regulations, distances from the well to the pipeline, well pressure, estimated reserves, quality of natural gas and prevailing supply / demand conditions.

MARKET CONDITIONS
     Production sold during 1996 was derived solely from oil and gas prospects in Alberta, Canada and Louisiana, USA in which the Company holds interests ranging from 4 to 100 percent. With the exception of Wildhay River, Alberta, the operator of these projects is responsible for the marketing and distribution of the natural gas and oil. Natural gas and oil is sold on a contractual basis in the spot market whereas buyers are subject to change periodically. Approximately 99 percent of revenue during fiscal 1996 was derived from petroleum and natural gas sales, net of royalties and production taxes.

     The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, and to a lesser extent, oil. Oil and natural gas prices have been extremely volatile in recent years and affected by many factors outside the control of the Company. Additionally, whereas the Company operates in two distinct geographic areas, the Gulf Coast of Louisiana and West Central Alberta, each of these markets has in the past demonstrated entirely different commodity pricing patterns. The monthly average Gulf Coast spot price for natural gas at Henry Hub for 1996 has ranged between $1.83 U.S. per mcf and $3.90 U.S. per mcf. In Canada, the Alberta border average spot price since 1992 has ranged between $2.50 per gigajoule and $0.80 per gigajoule. During 1996, the Alberta border average spot price has ranged between $1.16 and $2.13 per gigajoule.

     Because the majority of the Company's production and targeted prospects are natural gas, the Company is affected more by changes in natural gas prices than crude oil prices. However, the Company's recent discoveries in Louisiana produce more revenues from oil production than from natural gas. Accordingly, any substantial or extended decline in the price of oil and natural gas could have a material adverse effect on the Company's financial condition and results of operations, including reduced cash flow and borrowing capacity. In addition, sales of oil and natural gas have historically been seasonal in nature, which may lead to substantial differences in cash flow at various times throughout the year. The marketability of the Company's production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and natural gas adversely affect the Company's ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond control of the Company and thus represents a significant risk.

COMPETITION
     The Company operates a growing business in a competitive market. There are a number of risks inherent to the Company's business. There is competition from other oil and gas exploration and development companies with operations similar to those of the Company. Nevertheless, the market for the Company's existing and / or possible future production of petroleum and natural gas tends to be commodity oriented, rather than company oriented. Accordingly, the Company expects to compete by keeping its production costs low through judicious selection of which property to develop, the practice of joint venturing its interests, and keeping overhead charges under control.

INDUSTRY RISKS
     The business of exploration for and production of oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells will be unproductive or that, although productive, the wells do not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered, which impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of crude oil and natural gas is affected by numerous factors beyond the control of the Company. These factors include market fluctuations, the world price of crude oil, the proximity and capacity of crude oil and natural gas pipelines and processing equipment and government regulations, including regulations relating to prices, taxes, royalties, land tenures, allowable production, the import and export of crude oil and natural gas and environmental protection. The effect of these factors cannot be predicted.

     As with any oil or gas property, there can be no assurance that oil or gas will continue to be produced from the Company's properties. Although the operators of the Company's properties maintain insurance in amounts customary in the industry for liability and property damage on behalf of the working interest participants, the Company may suffer losses from uninsurable hazards or from hazards which the Company may choose not to insure against because of high premium costs or other reasons.

REGULATIONS

CANADA
     The oil and gas industry operates in Canada under federal and provincial legislation and regulations which govern land tenure, royalties, production rates, environmental protection, exports and other matters. Federal agencies monitor the price of oil and gas in export trade and the quantities of such products exportable from Canada. Provincial legislation has been enacted for the purpose of regulating the quantities of oil and gas which may be removed from producing provinces.

     The Company holds interests in oil and gas properties located in the province of Alberta. The regulatory agency in this province is the Alberta Utilities and Energy Resources Board.

     This province has its own set of regulations; but generally has the following common purposes:

      i) to effect the conservation of and prevent waste of the oil and gas resources of the province;

     ii) to ensure orderly and efficient practices in exploration, drilling and pipelining production operations of oil and gas, etc.;

    iii) to provide for the reporting, recording and useful dissemination of information relating to the oil and gas activities;

     iv) to afford each owner the opportunity of obtaining its share of production of oil or gas from any pool; and

      v)   to prevent pollution.

     The sale of oil and gas production in Canada is governed by a free market system. Prices for oil and gas are not under control of any government agency, however the National Energy Board continues to require prior approval for the export of light crude and petroleum products under a contract of more than one year in duration, or for more than two years in the case of heavy oil. Oil and gas production is also subject to provincial regulation in the provinces in which the Company has oil and gas interests. The purpose of these regulations is to prevent waste of oil and gas resources, preserve the natural environment and fix allowable production levels within the limits of maximum efficient rates of production and reasonable market demand for oil and gas.

     Normal practices to reduce noise, changes to air quality and water quality are expected to be sufficient. In respect of Alberta-based production, Alberta Energy and Natural Resources ("AENR"), Alberta Utilities and Energy Resource Board ("AUERB"), and the Ministry of Labour all have jurisdiction regarding their various areas. The project operators have obtained all necessary permits for exploration work performed to date, and anticipate no material problems obtaining the necessary permits to proceed with development.

     The National Energy Board regulates all exports of natural gas between provinces and from Canada to the United States. Companies are required to make application to the board prior to such exportation. The Company does not directly export oil and gas although the purchase of it's production may ultimately resell the production in an export market. The project operators of each of the respective properties are responsible for the submission of any pertinent applications.

     In addition to royalties on freehold leases, producers pay provincial royalties for production on Crown leases. Provincial royalties are subject to a sliding scale which fluctuates with changes in productivity and prices. The Company's producing properties in Canada are located in the province of Alberta, which has a sliding scale royalty tax credit formula for qualifying wells as well as royalty holidays in respect of certain types of wells.

UNITED STATES
     In the United States, natural gas and oil production operations are subject to various types of regulation by state and federal agencies. Legislation affecting the natural gas and oil industry is under constant review for amendment or expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the natural gas and oil industry and its individual members, some of which carry substantial penalties for failure to comply.

     Sale of natural gas in the United States is subject to regulation of production, transportation and pricing by governmental regulatory agencies. Generally, the regulatory agency in the state where a producing natural gas well is located supervises production activities and, in addition, the transportation of natural gas sold interstate. Prior to January, 1993, certain natural gas was subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Policy Act ("NGPA"). The NGPA prescribed maximum lawful prices for natural gas sales effective December 1, 1978. Effective January 1, 1993, natural gas prices were completely deregulated; consequently sales of Optima's natural gas after that date may be made at market prices.

     Although the transportation and sale of gas in interstate commerce remains heavily regulated, the FERC has recently sought to promote with greater competition in natural gas markets by encouraging open access transportation by interstate pipelines, with the goal of expanding opportunities for producers to contract directly with local distribution companies and end-users.

     Sales in the Unites States of crude oil, condensate and gas liquids are not regulated and are made at market prices. States in which Optima U.S. conducts business regulate the production and sale of natural gas and oil, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operations of wells and the prevention of waste of natural gas and resources. In addition, most states regulate the rate of production and may establish maximum daily production allowable for wells on a market demand of conservation basis.

     To the best of it's knowledge, the Company believes that the operators of drilling programs in which the Company is a joint venture partner, have complied with all regulations in their respective locations involving non-Canadian projects.

ENVIRONMENTAL
     The oil and gas industry is subject to environmental regulation pursuant to various federal and provincial statutes in Canada and various federal, state and local laws in the U.S. These laws regulate storage and transportation of liquid hydrocarbons, use of facilities for treating, processing, recovering or otherwise handling hydrocarbons and wastes therefrom and abandonment and reclamation of well and facility sites. A breach of these laws may result in the imposition of fines and penalties.

     It must rely on its third party operators to conduct operations on these properties in accordance with applicable environmental and conservation laws. The Company believes that it is currently in substantial compliance with Canadian and U.S. environmental laws and regulations. The Company has experienced no material financial effects to date from compliance with Canadian and U.S. environmental laws or regulations. The Company does not currently plan any material capital expenditures for Canadian or U.S. environmental control efforts.

     The Company does not act as operator in the U.S. in respect of any of the properties in which it holds interest nor does it intend to do so in the future.

     On January 9, 1995, the Environmental Protection Agency ("EPA") issued regulations prohibiting the discharge of produced water and produced sand derived from oil and gas operations in certain coastal areas (primarily state waters) of Louisiana and Texas, effective February 8, 1995. In connection with these new regulations, however, the EPA also issued an administrative order requiring affected permittees who must meet the no discharge requirement for produced water to do so by January 1, 1997, unless an earlier compliance date is required by Louisiana or Texas. The incremental cost to implement any required re-injection program is not significant.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment. The Company has not received any notification that it may be potentially responsible for cleanup costs under CERCLA.

     Stricter standards in environmental legislation may be imposed on the oil and gas industry in the future. For instance, certain oil and gas exploration and production wastes are currently excluded from regulations as "hazardous waste" under the federal Resource Conservation and Recovery Act ("RCRA"). From time to time, legislation has been proposed in Congress that would reclassify those exploration and production wastes as RCRA "hazardous wastes" and make the reclassified wastes subject to more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could increase the operating costs of the Company as well as the oil and gas industry in general. Furthermore, although petroleum, including crude oil and natural gas, is exempt from CERCLA, future amendments to CERCLA may remove this exemption. State initiatives to further regulate the disposal of oil and natural gas waste are under consideration in certain states, and these various initiatives could have a similar impact on the Company.

GEOGRAPHIC SEGMENTS AND FOREIGN SALES
     The Company reported net revenue from operations for the fiscal year ended December 31, 1996, of Cdn.$9,975,605. The net revenue is calculated as gross sales of $12,862,701 less royalties of $2,887,096 plus Alberta Royalty Credit. Interest and other income for the 1996 fiscal year was Cdn.$26,095, bringing the total revenue as of December 31, 1996 to Cdn.$10,001,700.

     The following table sets forth results of operations for producing activities by geographic location, as of the fiscal year ended December 31, 1996.


       FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
                                             (CDN$)
                                          1996                   1995                   1994
                                        ----------            -----------           ------------
Petroleum and natural gas
sales, net of royalties
and petroleum taxes:
Canada                                   2,620,886              1,311,115              1,003,087
USA                                      7,354,719              3,566,184              2,077,816
Operating Profit or (loss):
Canada                                     110,215                159,598                441,732
USA                                      2,554,535                584,424             (3,696,203)
Petroleum and natural gas
interests, net of
accumulated depletion and
depreciation:
Canada                                  16,848,304             16,553,994              9,159,956
USA                                     17,916,046             16,945,686             13,099,549

EMPLOYEES AND INDEPENDENT CONSULTANTS
     As at December 31, 1996, the Company directly employed no part-time or full-time individuals. However, nine individuals devote either all or a significant portion of their time to the affairs of the Company, through management agreements.

     Said agreements consist of those which provide for the services of the Company chairman; president and chief executive officer; secretary and chief financial officer; financial controller; production engineer; one individual who provides corporate communications; one individual who provides accounting services; and two individuals who provide clerical services.

     Refer to Item 10. Directors and Executive Officers of the Registrant, Item
11. Executive Compensation, and Item 13. Certain Relationships and Related Transactions for additional disclosure.

     As of December 31, 1996, Optima US directly or indirectly employed no full or part-time individuals. Management is administered by the same individuals who manage the affairs of the Company.

                               ITEM 2. PROPERTIES

DESCRIPTION
     The Company's corporate finance office is located in leased office space at #600 - 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. The registered office of the Company is Suite 2170, Bow Valley Square Four, 250 - 6th Avenue, S.W., Calgary, Alberta, T2P 3R7. Properties in which the Company holds interests, are located in the province of Alberta, in Canada and in the states of Louisiana, and New Mexico, in the USA.

     No material weather or environmental problems are anticipated. Oil and gas exploration, development and exploitation should not be inconsistent with the various areas' current mining, recreational and residential uses, which are minimal. Normal practices to reduce noise, changes to air quality and water quality are expected to be sufficient. The project operators have obtained all necessary permits for exploration work performed to date in each of their respective locations, and anticipate no material problems obtaining the necessary permits to proceed with development.

     The following discussion outlines the acquisition, the location, and summary of operations, for each of the properties in which the Company holds interests.

ALBERTA PROPERTIES

WILDHAY RIVER
     The Wildhay project is located 135 miles northwest of Edmonton, Alberta, Canada and covers 19,520 gross acres. Optima has participated in the drilling and/or completion of the following ten wells on 30 1/2 sections of land. These interests were acquired through a combination of farm-in agreements, direct petroleum and natural gas leases and drilling license acquisition:



Working Interests (1)
    Well Location             BPO(2)     APO(2)         Status
    -------------             ------     ------         ------
   07-01-58-23 W5M              40%          20%         Producing
   10-15-58-23 W5M              60%          40%         Producing
   06-06-58-22 W5M              75%        37.5%         Producing
   14-31-57-22 W5M              25%        12.5%         Producing
   15-36-57-23 W5M              25%          25%         Producing
   10-05-57-22 W5M           33.33%       33.33%         Producing
   05-10-58-23 W5M              60%    75 to 80%     In Completion
   06-23-58-23 W5M             100%         100%         Producing
   07-14-58-23 W5M             GORR          50%         Producing
   16-22-58-23 W5M             GORR          50%     In Completion

Notes: (1)  subject to crown royalties
       (2) BPO means: before payout of well costs; APO means: after payout
       (3)  GORR means a royalty of 15% of production

     Pursuant to AUERB regulations each well holds by production a one section spacing unit (640 acres) in which the well is located. The gross daily field production for December, 1996 was 8,850 mcf of natural gas and 100 barrels of liquids with Optima's share averaging 55%. The 16-22 well is expected to be tied-in by the end of March, 1997. Another well is scheduled for drilling later in 1997.

SNIPE LAKE
     The Company re-entered a cased wellbore at 02-24-70-18W5M in November, 1996. Although, the workover program undertaken did establish oil production from the Swan Hills formation, the projected, stabilized rate of production does not warrant equipping and tie-in expenditures. No further work is anticipated in 1997 on this prospect.

LOUISIANA PROPERTIES

TURTLE BAYOU / KENT BAYOU PROSPECT
     The Company has participated in the drilling of 10 wells since 1990 on this prospect. As at December 31, 1996, there are seven producing wells, three standing cased wells and one abandoned well. The Company's ownership in the various producing wells are as follows:

Well Name    Working Interest %   Net Revenue Interest %
---------    ------------------   ----------------------
CL&F #1                13.475                   10.106
CL&F #4                13.475                   10.106
CL&F #5                19.25                    13.475
CL&F #6                24.25                    16.975
CL&F #7                13.475                   10.106
CL&F #8                13.475                   10.106
CL&F #10               19.25                    13.475

     During 1996, a deep CIB-OP test well, CL&F #11 was drilled to its targeted depth of 15,340 feet in September, 1996. The well is standing cased and subject to further evaluation of 3-D seismic and other technical data. Gross daily production as at December 31, 1996 was 11,641 mcf and 171 barrels of condensate. The Company's weighted average working interest is 14.78%.

     As at December 31, 1996, the gross acreage position was 5,955 gross acres. A number of voluntary production units were established with the Department of Conservation State of Louisiana in February, 1997 and accordingly, our leased acreage position will be substantively reduced to 1,688 gross acres from 5,955 gross acres.

VALENTINE
     In August, 1995, the Company acquired additional interests in Valentine Field, Louisiana. A 35% working interest was acquired in 23 wells of which 4 are producing oil wells and 5 are producing gas wells. Additionally, the Company increased the net revenue interests ("NRI") on the petroleum and natural gas leases from a 68% NRI to an average 82.5% NRI. The Company's share of daily production was 51 barrels of oil and 717 mcf of gas for the month of December, 1996. As a condition to this acquisition, Optima US was required to fund from production its pro rata share of a $1.4 million escrow account. The proceeds from this account will be utilized for wellsite restoration. This escrow account was fully funded as at January 31, 1997.

     A well was drilled to the Southcoast #3 sands in June, 1996 and was abandoned. The Company anticipates the commencement in the latter part of 1997 of a seismic based program to identify deeper drilling targets on the Valentine salt dome. In this respect, the land position as at December 31, 1996 was 3,460 gross acres as compared to approximately 2,600 gross acres a year earlier.

TMR JOINT VENTURE
     Pursuant to the master participation agreement with Texas Meridian Resources Corporation ("TMR") dated October 1, 1993, the Company has evaluated ten prospect areas of which five have been drilled, four rejected pursuant to the geological and geophysical review, and one prospect at Stella is to be drilled by the end of 1997. Seven features have been evaluated by drilling resulting in five gas wells, four oil wells and five dry holes.

     Optima US holds between a 4% and 8% working interest in the wells operated by TMR pursuant to the joint venture. This represents a daily working interest production rate of 303 barrels of oil and condensate plus 1,125 mcf of natural gas based on December, 1996 production. Subsequent to year end, the Henry 28 No. 1 well and J.A. Davis Estate 26 No. 1 wells at East Cameron (Backridge) were placed into production. Stabilized production rates for these two wells are expected to be in range of 2,000 barrels of oil and 1,000 mcf. Optima U.S. holds an 8% working interest in these wells. An additional 3 wells are planned for the East Cameron field for the remainder of 1997.

OTHER PROPERTIES
     Optima US acquired a 25% working interest in the Chrysler prospect in Lea County, New Mexico. The target is the Devonian formation and is supported by interpreted 3-D seismic. The first well, Savage #34-1 was spudded in December, 1996, drilled to 13,000 feet and abandoned on February 17, 1997. A second well is scheduled to be drilled in June, 1997.

     A well at East Haynesville, Claiborne Parish, Louisiana, was drilled to evaluate the Smackover "C" sand at a depth of 10,536 feet and was cased in December, 1996. This well, Dubberly #1, in which Optima US has a 28% working interest went into production in late February, 1997 at a daily rate of 200 barrels of oil and 1,300 mcf of gas.
An offset well is scheduled to commence in April, 1997.

                          ITEM 3.   LEGAL PROCEEDINGS

     There are no legal proceedings to which the Company or its subsidiary is a party or by which any of its property is subject, other than ordinary and routine litigation to the business of producing and exploring for oil and natural gas.

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of the Company held on May 24, 1996, the Company's shareholders ratified the appointment of KPMG as the Company's independent auditors for 1996. The number of shares voted for and withheld with respect to the election of the directors and the number of shares voted for and against and the abstention for the ratification of the appointment of the Company's auditors were as follows:


Nominee                         For     Withhold / Against    Abstain
-------                     ----------  ------------------   --------
Robert L. Hodgkinson         5,861,311               5,155     66,858
William C. Leuschner         5,861,311               5,155     66,858
Ronald P. Bourgeois          5,858,808               7,658     66,858
Emile D. Stehelin            5,854,633              11,833     66,858
Martin G. Abbott             5,859,094               7,372     66,858
Appointment of Auditors      5,847,999              72,813     12,512

     Additionally, the following proposals were approved at the Company's annual meeting:


Nominee               Affirmative Votes  Withhold / Against    Abstain
-------               -----------------  ------------------    -------
Approval of a new
Stock Option Plan,
allocating and
reserving 750,000
shares for future
issuance.                     2,301,067           1,248,258      58,718

Approval of share
compensation
arrangement,
allocating and
reserving 3,740
shares for issuance
to outside
Directors.                    5,186,735             693,037     722,409

Approval of a share
compensation
arrangement,
allocating and
reserving 12,000
shares for
issuances to the
Chief Financial
Officer.                      4,787,100             423,815     722,409

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND EQUITY
     The Registrant's Common Shares and Warrants trade on the Toronto Stock Exchange in Ontario, Canada under the symbol "OPP" and "OPPwt" respectively. The Registrant's common shares commenced trading on December 1, 1993 and prior to this was trading on the Vancouver Stock Exchange in British Columbia as of May 2, 1988. The Company was delisted from the Vancouver Stock Exchange on March 17, 1994. The Registrant's common shares trade on the NASDAQ in Washington, D.C., U.S.A. under the symbol "OPPCF". The Registrant's common shares commenced trading on NASDAQ on October 26, 1992.

     The following table lists trading volume and high and low trading prices for the last eight fiscal quarters. The current sales price as of March 17, 1997 was Cdn.$3.70 on the Toronto Stock Exchange, U.S.$2.63 on NASDAQ.



                                           STOCK TRADING DATA
                                          COMMON SHARES (OPP)
                 Vancouver Stock Exchange               NASDAQ                Toronto Stock Exchange
                ---------------------------   ---------------------------   --------------------------
Period Ending   Volume      High      Low      Volume      High      Low     Volume     High       Low
-------------   ------     ------   -------   ---------    -----    -----   -------     -----     -----
                          (Cdn.$)   (Cdn.$)              (U.S..$)  (U.S.$)  (Cdn.$)   (Cdn.$)    (Cdn.)
1996
4th Quarter                 n/a               2,282,517     $3.13    $2.31   591,581     $4.50     $3.30
3rd Quarter                 n/a               2,000,092     $3.37    $2.96   350,498     $5.10     $3.80
2nd Quarter                 n/a               2,217,462     $3.63    $2.63   777,051     $4.90     $3.60
1st Quarter                 n/a               1,679,407     $3.13    $2.50   344,848     $4.25     $3.50

1995
4th Quarter                 n/a               2,112,338     $3.25    $2.13   286,456     $4.20     $3.40
3rd Quarter                 n/a               2,047,898     $3.25    $2.00   427,692     $4.35     $2.90
2nd Quarter                 n/a                 945,104     $3.63    $2.25    98,763     $4.75     $3.25
1st Quarter                 n/a               1,057,423     $4.00    $2.13   261,102     $5.25     $2.95

1994
4th Quarter                 n/a               2,316,857     $4.75    $3.38   802,150     $6.38     $4.80
3rd Quarter                 n/a               1,444,251     $5.50    $3.88   251,291     $7.50     $5.50
2nd Quarter                 n/a               2,322,254     $5.00    $3.00   636,031     $6.88     $4.25
1st Quarter                 n/a               2,534,871     $5.25    $3.50   540,257     $7.00     $4.75

1993
4th Quarter      481,278     $6.87     $4.85  2,293,307     $4.62    $3.50    92,520     $5.50     $4.75
3rd Quarter      481,443     $7.75     $5.50  1,519,258     $6.12    $4.25
2nd Quarter    1,080,684     $8.25     $3.80  2,583,372     $6.37    $3.00
1st Quarter      240,400     $4.50     $3.30  1,282,238     $3.75    $2.31

                                        STOCK TRADING DATA
                                         WARRANTS (OPPWT)
                 Vancouver Stock Exchange                NASDAQ                Toronto Stock Exchange
                --------------------------    ---------------------------   ---------------------------
Period Ending   Volume      High      Low      Volume      High      Low     Volume     High      Low
-------------   -------    -----     -----    -------    ------    ------   -------   -------    ------
                           Cdn.$     Cdn.$               (U.S.$)   (U.S.$)             Cdn.$     Cdn.$
1996
4th Quarter                 n/a                            n/a               93,279     $0.25     $0.05
3rd Quarter                 n/a                            n/a              108,585     $0.65     $0.25
2nd Quarter                 n/a                            n/a               98,747     $0.60     $0.25
1st Quarter                 n/a                            n/a              198,655     $0.60     $0.25

1995
4th Quarter                 n/a                            n/a              111,868     $0.60     $0.30
3rd Quarter                 n/a                            n/a               79,618     $0.85     $0.40
2nd Quarter                 n/a                            n/a
1st Quarter                 n/a                            n/a

     As at March 17, 1997 the Company has 678 shareholders of record. The Company's warrants expired February 28, 1997.

     The Company has not paid cash dividends on the Common Shares and does not intend to pay cash dividends on the Common Shares in the foreseeable future. The Company currently intends to retain its cash for the continued development of its business including exploratory and developmental drilling activities.

     Holders of common stock are entitled to one vote for each share held of record on all matters to be acted upon by the shareholders. Holders of common stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors, in its discretion, out of funds legally available therefore.

     Upon liquidation, dissolution or winding up of the Registrant, holders of common are entitled to receive pro rata the assets of the Registrant, if any, remaining after payments of all debts and liabilities. No shares have been issued subject to call or assessment. There are no preemptive or conversion rights and no provisions for redemption or purchase for cancellation, surrender or sinking or purchase funds.

     Provisions as to the modification, amendment or variation of such shareholder rights or provisions are contained in the Canada Business Corporate Act ("CBCA"). Under the CBCA, the Articles of Incorporation documents otherwise provide, that any action to be taken by a resolution of the members may be taken by an ordinary resolution by a vote of a majority or more of the shares represented at the shareholder's meeting.

     The Registrant is a publicly-owned corporation, the shares of which are owned by Canadian residents, U.S. residents and residents of other countries. The Registrant is not owned or controlled directly or indirectly by another corporation or foreign government.

                       ITEM 6.   SELECTED FINANCIAL DATA

     All financial data should be read in conjunction with the Consolidated Financial Statements of Optima and related notes thereto included elsewhere in this report.

     The value of the U.S. Dollar in relation to the Canadian Dollar was U.S.$1.3700 as at March 17, 1997. The following table sets forth a history of the exchange rates for the U.S./Canadian Dollar during the past five fiscal years:

            CANADIAN DOLLAR / U.S. DOLLAR
 Year      Average   High     Low    Close
-----     --------  ------  ------  ------
 1996        $1.36   $1.39   $1.33   $1.37
 1995        $1.37   $1.38   $1.35   $1.36
 1994        $1.37   $1.41   $1.31   $1.40
 1993        $1.28   $1.30   $1.28   $1.29
 1992        $1.21   $1.29   $1.14   $1.27

     The Company's financial statements are stated in Canadian Dollars (Cdn$) and are prepared in accordance with Canadian Generally Accepted Accounting Principals ("Canadian GAAP"); reconciliations to United States Generally Accepted Accounting Principals ("U.S. GAAP") are contained in note 11 to the consolidated financial statements.

     The following table presents selected financial information:


                         SELECTED FINANCIAL DATA
                              CANADIAN GAAP
                              (CDN$ IN 000)

                                       Fiscal Year Ended December 31
                              -----------------------------------------------
                                1996       1995      1994     1993     1992
                              ---------  --------  --------  -------  -------
Revenue before royalties
and taxes                       $12,863    $6,762    $4,152   $3,984      N/A
Revenue after royalties
and production taxes              9,976     4,903     3,126    2,594    1,014
Net income (loss)                   229    (1,155)   (4,305)    (261)    (802)
Earnings (loss) per share          0.02     (0.13)    (0.56)   (0.05)   (0.23)
Working capital *                 1,289       747        17    2,833     (679)
Resource properties              33,764    33,500    22,260   16,780   10,655
Total assets                     41,215    39,178    24,794   21,171   11,828
Long-term debt                    6,120     7,390     1,849    1,349    1,128
Shareholders equity              31,472    28,478    20,838   19,167    9,547

                      SELECTED FINANCIAL DATA
                             U.S. GAAP
                           (CDN$ IN 000)

                                       Fiscal Year Ended December 31
                              -----------------------------------------------
                                1996       1995      1994     1993     1992
                              --------   --------   -------  -------  -------
Revenue before royalty
and taxes                      $12,863     $6,762    $4,152   $3,984      N/A
Revenue after royalty
and production taxes             9,976      4,903     3,126    2,594    1,014
Net income (loss)                  229     (1,955)   (4,305)    (201)    (862)
Earnings (loss) per share         0.02      (0.22)    (0.56)   (0.03)   (0.25)
Working capital*                 1,289        747        17    2,833     (679)
Resource properties             33,964     32,700    22,260   16,780   10,655
Total assets                    40,415     38,378    24,794   21,171   11,768
Long-term debt                   6,120      7,390     1,849    1,349    1,128
Shareholders equity             30,672     27,678    20,838   19,167    9,487

* Total Current Assets less Total Current Liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                                                    1996
                                  Year Ended December 31,             1996       Percentage
Working Interest           --------------------------------------   Increase      Increase
Cdn$                         1996           1995          1994     (Decrease)    (Decrease)
----                       -----------    ----------   ----------   ----------   ----------
Volume:
Natural Gas (mcf)            3,309,438     2,364,489    1,311,852      944,949        40%
Oil (bbl)                      153,699        71,122       36,337       82,577       116%
Average Price Per Unit:
Natural Gas (/mcf)               $2.51         $2.13        $2.56        ($.22)      (10%)
Oil (/bbl)                      $29.60        $24.17       $21.36        $5.43        22%
Gross Revenues:
Natural Gas                 $8,313,466    $5,043,221   $3,360,741   $3,270,245        65%
Oil                          4,549,235     1,719,186      776,400    2,830,049       165%
Total Revenue              $12,862,701    $6,762,407   $4,137,141   $6,100,294


RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1996 TO TWELVE MONTHS ENDED DECEMBER 31, 1995
     The Company realized earnings for the year of $228,573 being $0.02 per share as compared to a loss in 1995 of $1,155,062 or $0.13 per share. This improvement of $1,384,235 is a result of increased oil and gas production and improved commodity prices. Gross natural volumes increased 40% from 2,364,489 MCF to 3,309,438 MCF. The increase in oil production was 116% from 71,122 barrels to 153,699 barrels. Combined with strong oil prices, this improvement resulted in gross oil revenue increasing by 165% from $1,719,186 in 1995 to $4,549,235 in 1996. The combined oil and gas revenue for 1996 was $12,862,701 as compared to $6,762,407 in 1995.

     Earnings before interest, depletion, depreciation, amortization and income taxes ("EBITDA) increased to $6,662,544 or $0.61 per share as compared to $2,481,057 in 1995 or $0.27 per share. The weighted average number of shares used in the calculation of earnings for the year and for EBITDA was 10,945,927 shares whereas the 1995 calculations are based on 9,031,583 shares. The primary reason for this difference is the 1,374,227 shares from the Roxbury plan of arrangement which were issued in September, 1995 and shares issued from treasury in 1996.

OPERATING EXPENSE
     Oil and natural gas operating expenses increased from $926,159 in 1995 to $1,649,650 in 1996. On a boe basis, operating expenses fell to $2.34 in 1996 from $3.03 in 1995 an improvement of 23%. Canadian operating costs fell from $3.49 per boe in 1995 to $2.51 in 1996. Although operating expenses in the U.S. varied slightly, $2.22 per boe in 1996 versus $2.34 per boe in 1995, the 110% increase in Canadian gas production accounts for the differential.

INTEREST AND OTHER INCOME
     Interest revenue of $26,095 in 1996 did not vary significantly from $25,784 a year earlier. Short term Canadian interest rate averaged between 3% and 4.5% over the year.

INTEREST EXPENSE
     Interest expense and bank charges were $685,942 in 1996, as compared to $461,531 in 1995. The primary reason for this increase was that the combined bank loan and debenture principal balance for 1996 averaged $7.5 million Canadian, whereas in 1995 the average principal balance was below $5.0 million.

DEPLETION, DEPRECIATION AND AMORTIZATION
     Depletion and depreciation increased to $5,661,205 in 1996 from $3,207,118 in 1995, an increase of 77 % on a boe basis in 1996 expense was $8.03 per boe versus $6.84 in 1995 (this comparison is based on an energy equivalent of 6 mcf per boe). The calculation of depletion and depreciation is based on the Evaluation Reports as at December 31, 1996, prepared by the independent engineering consultants. These reports assure unescalated pricing and do not recognize the results of subsequent drilling and completion between December 31, 1996 and the filing date of this Annual Report.

     The amortization expense of $68,494 is derived from the costs of the 1995 Roxbury plan of arrangement in 1996. These deferred charges are being amortized on a straight line basis over 60 months from the date of acquisition.

GENERAL AND ADMINISTRATIVE EXPENSE
     General and administrative expense of $1,663,411 in 1996 is an increase of $193,328 over 1995, a change of 13%. On a boe basis, general and administrative expenses were $2.36 down 25% from $3.16 per boe in 1995.

INVESTMENT CARRYING VALUE
     Pursuant to both Canadian and United States full cost method of accounting the Company is required to meet certain ceiling tests in respect of the carrying value of petroleum and natural gas interests on the balance as at December 31, 1996. The Company met these ceiling tests, and accordingly, no write-down of petroleum and natural gas interests was required.

BALANCE SHEET
     The Company's total assets as at December 31, 1996 were $41,214,688 as compared to $39,178,076 a year earlier. This increase of 5% over the past year is due primarily to an improvement in working interest capital of $541,651.

     Whereas the increase in petroleum and natural interests to $34,764,350 (being $50,376,801 of capital costs less $15,612,451 in accumulated depreciation, depletion and write-offs) was only $1,264,670, a reduction in the level of year end activity reduced the advances to operators by $881,352. The note receivable at year end of $497,692 is in respect of the sale at Elm Grove which closed in 1996.

     In respect of liabilities and shareholders' equity, long term debt (including current portion) declined slightly to $6,850,017 from $7,390,400 a year earlier. This change is a combination of higher bank debt and the redemption of $829,000 of convertible debentures. Shareholders' equity at December 31, 1996 increased to $31,472,428 from $28,477,535. This change is a combination of $228,573 in income for the year end and the net issuance of 759,452 common shares for $2,766,320.

TWELVE MONTHS ENDED DECEMBER 31, 1995 TO DECEMBER 31, 1994
     The Company realized a substantial increase in production as compared to 1994 which contributed to the increase in gross revenue and earnings before interest, depletion, depreciation of taxes. Gross natural gas volumes increased 80% from 1,311,852 mcf to 2,364,489 mcf whereas oil production almost doubled to 71,122 barrels from 36,337. Based on a barrel of oil equivalent basis ("boe") of 10 to 1 (1 barrel equals 10 mcf) which in our opinion reflects the comparative financial value of oil and gas, production increased from 167,455 boe in 1994 to 307,571 in 1995, an increase of 82%. Gross revenue increased by 63% from $4,137,141 in 1994 to $6,762,407 in 1995. Whereas 75% of
the Company's production is in the form of natural gas, the 17% decline in the average gas price resulted in the rate of increase in revenue to lag behind in the increase in production.

     Earnings before interest, depletion, depreciation and taxes in 1995 increased to $2,481,057 from $1,358,079 in 1994, an increase of 83%. Loss per share in 1995 fell to $0.13 per share being $1,155,062 from $0.56 in 1994, an improvement of 77%. The weighted average number of shares used in the calculation was 9,031,583 shares in 1995 as compared to 7,625,417 shares in 1994 and reflects the issuance of 1,374,727 shares from the Roxbury plan of arrangement.

OPERATING EXPENSES

     Oil and natural gas operating expenses increased to $926,159 in 1995 from $615,477 in 1994. On a boe basis operating expense fell by 14% to $3.03 per boe in 1995 from $3.68 per boe in 1994. This improvement results from the benefit of economics of scale at Wildhay River and Lake Boeuf, where the Company is realizing higher production levels.

INTEREST AND OTHER INCOME
     Interest revenue fell from $45,628 in 1994 to $25,784 reflecting lower short-term interest rates in Canada and a lower average cash balance throughout 1995. Other income of $47,748 is a result of the conversion of debentures received on the sale of debenture received on the sale of marginal properties to SLN Ventures Corporation.

INTEREST EXPENSE
     Interest expense and bank charges increased to $461,351 in 1995 from $126,399 in 1994 as a direct result of an increase of $5,561,400 in bank debt.

DEPLETION, DEPRECIATION AND AMORTIZATION
     Depletion and depreciation increased substantially from $1,719,897 in 1994 to $3,207,118 in 1995, an increase of 86%. On a boe basis, the 1995 expense was $6.84 per boe versus $6.74 in 1994 (this comparison is based on 6 mcf equal to 1 barrel which is the energy equivalent). The calculation of depreciation and depletion is based on the Evaluation Reports as at December 31, 1995 which assumes unescalated commodity pricing and does not recognize the results of subsequent drilling and completion between December 31, 1995 and the filing date of this 10-K Annual Report.

     The amortization expense of $22,587 is derived from the costs of the plan of arrangement with Roxbury Capital Corporation. These deferred charges are being amortized on a straight line basis over 60 months from the date of acquisition.

GENERAL AND ADMINISTRATIVE EXPENSE
     General and administrative expense of $1,470,083 in 1995 is an increase of $362,736 over 1994, a change of 33%. The increase is due to a combination of consultants expense and office rent absorbed in a plan of arrangement with Roxbury as well as on an increase in the level of remuneration. General and administrative expense were $3.16 per boe in 1995 as compared to $4.34 per boe in 1994.

INVESTMENT CARRYING VALUE ADJUSTMENT
     There was no write down of Petroleum and natural gas interests in 1995 as compared to $4,000,000 in 1994. The Company met the ceiling tests under Canadian generally accepted accounting principles. Under the United States full cost method of accounting for petroleum and natural gas interests, the Company using oil and gas prices at the balance sheet date, would have been required to write down its Canadian petroleum and natural gas interests by approximately $800,000.

BALANCE SHEET
     Total assets as at December 31, 1995 were $39,178,076 as compared to $24,794,082 a year earlier. The major source of the change is in petroleum and natural gas interest of $33,499,680 (being $43,597,549 in capital costs less $10,097,869 in accumulated depreciation, depletion and write-offs) which increased $11,240,175 in 1995.

     During 1995 the Company participated in the drilling of 11 gross wells (2.84 net wells). Additionally, the increase in petroleum and natural gas interests reflects the acquisition of Roxbury and additional interests in Turtle Bayou, Louisiana.

     In respect of the liabilities and shareholders' equity, long term debt increased from $1,849,000 as at December 31, 1994 to $7,390,400 as at December 31, 1995. Shareholders' equity as at December 31, 1995 increased to $28,477,535 from $20,837,561. The major change is due to the issuance of 2,137,340 shares for $8,795,036 in cash and assets combined with the loss for the year of $1,155,062.

TWELVE MONTHS ENDED DECEMBER 31, 1994 TO TWELVE MONTHS ENDED DECEMBER 31, 1993.
     Net loss for the year ended December 31, 1994 was $4,305,090 as compared to a loss of $260,732 for the previous year. The major reason for this difference is a ceiling test write down of petroleum and natural gas interests of $4,000,000.

     Loss per share for the year ended December 31, 1994 was $0.56 compared to a loss of $0.05 for the 1993 fiscal year.

     Optima reported petroleum and natural gas sales, after royalties and production taxes, of $3,080,903 compared with $2,486,000 in 1993. Interest revenue was $45,628 as compared to $107,975 for the previous year.

     Depreciation and depletion expense was $1,719,897 for 1994 as compared to $815,655 for the 1993 fiscal year. The increase in these non-cash expenses is due to the combination of increased production and the 1995 capital expenditures program which was focused on leasehold acquisition, seismic, geological and geophysical expenditures; specifically significant land acquisition at Wildhay, the Texas Meridian Joint Venture and the drilling of the Vermillion State Lease #1-28 well.

LIQUIDITY AND CAPITAL RESOURCES

TWELVE MONTHS ENDED DECEMBER 31, 1996 TO TWELVE MONTHS ENDED DECEMBER 31, 1995.
     Working capital as at December 31, 1996 was $1,288,511 as compared to $746,860 a year earlier. Cash and cash equivalents increased to $2,055,062 at year end from $1,022,925 at December 31, 1995. In addition, a further $638,142 was held in trust to fund future abandonment and site restoration work in the Valentine field. Restoration work will occur during 1997 in the Valentine field which will release a portion of this cash in-trust.

     The increase in working capital of $541,651 over the fiscal year is a result of a combination of increased cash from operations and a reduction in capital requirements. Cash flow from operations was $5,958,272 in 1996 as compared to $2,074,643 in 1995 an improvement of 187%. After utilizing $44,195 of cash flow to fund accounts receivable and $565,717 to reduce accounts payable, the Company had $5,348,360 to finance its capital expenditures, whereas a year earlier the cash flow available for capital program was only $1,829,975.

     Net capital requirements for 1996 was $6,045,068 as compared to $15,495,351 in 1995, a reduction of 61%. Petroleum and natural gas expenditures net of proceeds from sale of petroleum and natural interests was $6,779,071 in 1996 as compared to $7,632,770 a year earlier.

     In respect of financial activities, the Company issued common shares in the amount of $2,766,320 and increased its bank debt by $289,217. The remainder of convertible debentures of $829,000 was retired in December, 1996.

     The Company as at the date of this annual report anticipates that its 1997 capital requirements will be in the range of $4.0 million to $5.0 million. Additional capital may be required if our planned drilling program results in a major discovery which would necessitate a major development program. It is the Company's intention to utilize cash flow from its production base, combined with cash reserves and bank lines to fund the 1997 capital expenditures. In management's opinion, the Company currently has sufficient cash available and financing resources available for it to fund ongoing operations.


             ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian GAAP; reconciliations to U.S. GAAP are contained in note 11 to the financial statements. The value of the U.S. Dollar in relation to the Canadian Dollar was U.S. $1.3700 as at March 17, 1997.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors
Consolidated Balance Sheets as at December 31, 1996 and 1995.
Consolidated Statements of Operations and Deficit for the Years Ended December 31, 1996, 1995 and 1994.
Consolidated Statement of Change in Financial Position for the Years Ended December 31, 1996, 1995 and 1994.
Schedules of Consolidated General and Administrative Expense
Notes to Consolidated Financial Statements for the Years Ended December 31, 1996, 1995 and 1994.
Consolidated Supplemental Oil and Gas Information

            ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

                                    PART III

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists as of December 31, 1996, the names of all the Directors of the Registrant, their municipalities of residence, their current positions with the Company and their principal occupations during the past five years. Each Director will serve until the next annual general meeting or until his successor is duly elected, unless his office is vacated in accordance with the Articles of the Registrant. There are no arrangements or understandings pursuant to the selection of any directors of the Registrant.


                                         DIRECTORS
Name, Age and Municipality         Position with                          Principal Occupation for
of Residence                       the Company                            Previous Five Years
--------------------------         -------------                          ------------------------
WILLIAM C. LEUSCHNER, (68)**       Chairman of the Board                  See below
Calgary, Alberta                   Director
ROBERT L. HODGKINSON, (48)**       President, Chief Executive Officer,    See below
Vancouver, British Columbia        Director
RONALD P. BOURGEOIS, (45)*         Chief Financial Officer, Secretary     See below
Vancouver, British Columbia        Director
EMILE D. STEHELIN, (53)**/*        Director                               See below
Whitehorse, Yukon Territories
MARTIN G. ABBOTT, (44)*            Director                               See below
Calgary, Alberta

     * Member of the Company's Audit Committee.
     ** Member of the Company's Executive Committee

     WILLIAM C. LEUSCHNER: Director and Chairman of the Company since 1989.
Mr. Leuschner is a professional geologist with a Bachelor of Geology from Texas A&M in 1950. In 1982, he founded Leuschner International Resources Ltd., a private hydrocarbon consulting and independent oil and gas producing firm, of which he is President. From 1982 to 1992, he was president of Arenosa Resource Corporation, a private oil and gas company, subsequently sold to the Company. Between 1984 and 1995, he has been a Director of Skyline Natural Resources, a publicly-traded company on the Alberta Stock Exchange. Since 1992, he has been a Director of Pantheon Inc., a public pharmaceutical company listed on the TSE.

     ROBERT L. HODGKINSON: Director, President and Chief Executive Officer of the Company since 1989. From 1982 to November 1990, he was Vice President with L.O.M. Western Securities Ltd., a securities firm in Vancouver, British
Columbia.   From April 1993, to September 1995, Mr. Hodgkinson was a director of Roxbury Capital Corp.

     RONALD P. BOURGEOIS: Director and Chief Financial Officer since June 1993 and Secretary since August, 1993. Mr. Bourgeois is a chartered accountant with a Bachelor of Commerce (Hons) from the University of Manitoba in 1973 and achieved his chartered accountant designation in 1976 after articling with Cooper & Lybrand. Prior to his employment with the Company, Mr. Bourgeois served as the President of the General Partner of each limited partnership managed by Lakewood Capital Group Inc. from June, 1989 to June, 1993. He was also President of Q-Vest Petroleum Management Inc. a predecessor of Lakewood from February, 1987 to June, 1989. Both Lakewood Capital Group Inc. and Q-Vest Petroleum Management Inc. are oil and gas investment management companies.
From September 1994 to September 1995, Mr. Bourgeois was a director and officer of Roxbury Capital Corp.

     EMILE STEHELIN: Director of the Company since 1989. Since 1972 he has been President and Director of E.V.E.M. Limited, a private holding company with interests in real estate, property management, construction and mining.

     MARTIN ABBOTT: Director of the Company since December 1994. Mr. Abbott is a lawyer with a Bachelor of Arts from the University of Alberta in 1973 and Bachelor of Law (LLB) from the same university in 1981. Mr. Abbott then articled with the law firm of Fenerty, Robertson, Fraser & Hatch and later became a partner with that firm, practising oil and gas business law, before joining the Calgary office of Blake, Cassels & Graydon in 1991. Mr. Abbott retired from the partnership of Blake, Cassels & Graydon to form TOM Capital Associates, Inc., a merchant banking firm, in 1995, where he is Managing Director. Mr. Abbott has several years of experience in acting for public and private oil and gas companies in all areas of their activities, including acquisitions, mergers, joint ventures and financing. He also has extensive experience in cross-border transactions involving mergers, acquisitions and oil and gas petrochemical transactions. Mr. Abbott is a founder and director of Real Resources Inc., an Alberta Stock Exchange listed company.

     The directors of the Company are elected by the shareholders at each annual general meeting and typically hold office until the next annual general meeting at which time they may be re-elected or replaced. Casual vacancies on the board are filled by the remaining directors and the persons filling those vacancies hold office until the next annual general meeting at which time they may be re-elected or replaced. The senior officers are appointed by the board and hold office indefinitely at the pleasure of the board.

     COMMITTEES OF THE BOARD: The Executive Committee exercises all of the powers of the Board of Directors whenever the Board is not in session, subject to any restrictions, regulations, limitations or directions which may from time to time be imposed by the Board and save and except such acts as must by law be performed by the directors themselves. Whereas the Company has no Compensation Committee makes recommendations as to the salary, bonuses and other compensation to be paid to the officers. The Committee held three meetings in 1996 and is composed of William C. Leuschner, Robert L. Hodgkinson and Emile D. Stehelin.

     The AUDIT COMMITTEE recommends to the Board of Directors the selection of independent auditors: reviews with the auditors the scope of the audit: reviews with the auditors and management of the Company the accounting principles, policies and practices; reviews the audited consolidated financial statements of the Company with the auditors prior to submission thereof to the Board of Directors for approval; reviews with the auditors the adequacy of the Company's internal audit program and the results of the internal audit activities: and undertakes other duties that may be delegated to it. The Committee held one meeting in 1996 and is composed of Ronald P. Bourgeois, Emile D. Stehelin and Martin G. Abbott.

                        ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION
     An "executive officer" is defined to mean the Chairman and any Vice-Chairman of the Board of Directors of the Company, when that person performs the functions of such office on a full-time basis, the President, any Vice President in charge of a principal business unit such as sales, finance or production, any officer of the Company or a subsidiary of the Company, or any person who performs a policy-making function in respect of the Company, whether or not such officer is also a director of the Company or of a subsidiary. The following is a discussion of the compensation being paid to the Company's executive officers.

SUMMARY OF COMPENSATION
     The following table is a summary of compensation paid to the named executive officers and directors as a group for the three most recently completed financial years. Specific aspects of this compensation are dealt with in further detail in the following tables




                                     Annual Compensation                   Long Term Compensation
                              --------------------------------    -----------------------------------------
                                                                        Awards                Payouts
                                                                  -----------------------------------------
                                                                  Securities     Restricted
                      Fiscal                                      Under          Shares or                     All Other
Name and Position     Year                      Other  Annual     Options        Restricted     LTIP           Compen-
of Principal          Ended   Salary   Bonus    Compensations(1)  Granted(2)     Share Units    Pay-outs(3)    sation(3)
-----------------     ------  ------   -----    ----------------  -----------    -----------    -----------    ---------
Robert L.             1996       Nil     N/A           150,000       200,000             Nil            Nil          Nil
Hodgkinson            1995       Nil     N/A           166,500       150,000             Nil            Nil          Nil
CEO, President        1994       Nil     N/A            60,000        90,000             Nil            Nil          Nil
& Director

William C.            1996       Nil     N/A           150,000       125,000             Nil            Nil          Nil
Leuschner             1995       Nil     N/A           149,000       150,000             Nil            Nil          Nil
Chairman, Director    1994       Nil     N/A           138,000        65,000             Nil            Nil          Nil

Ronald P. Bourgeois   1996       Nil     N/A           118,000        75,000             Nil            Nil          Nil
CFO, Secretary        1995       Nil     N/A            96,000       125,000             Nil            Nil          Nil
& Director            1994       Nil     N/A            48,000        40,000             Nil            Nil          Nil

Emile D. Stehelin     1996       Nil     N/A                 0        50,000             Nil            Nil          Nil
Director              1995       Nil     N/A                 0        50,000             Nil            Nil          Nil
                      1994       Nil     N/A                 0        25,000             Nil            Nil          Nil

Martin G. Abbott      1996       Nil     N/A                 0           Nil             Nil            Nil          Nil
Director              1995       Nil     N/A                 0        50,000             Nil            Nil          Nil
                      1994       Nil     N/A                 0        25,000             Nil            Nil          Nil

(1) Directors fees are paid only to non-executive directors at the rate of $500 per meeting and are paid in the form of common shares of the Company.

(2) All securities under options granted prior to the grant of April 3, 1995 were canceled pursuant to the terms and conditions of the current stock option plan.

(3) The Company does not have a long term incentive plan nor a pension plan.

OPTIONS GRANTED DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

     During the Company's most recently completed fiscal year, there were the following stock options granted to the Name Executive Officers.

                                        OPTIONS GRANTED DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

                                                                                       Potential Realizable Value based on
                                                                                       Assumed Compounded Annual Rates of
                                                                                       Share Price Appreciation for Option
                                             Individual Grants                                         Term
                           ---------------------------------------------------        --------------------------------------
Name                        Options     Percentage of    Exercise    Expiration       0% per        5% per         10% per
----                        Granted     Total Options    of Base     Date             Year           Year            Year
                           (Shares)     granted to       Price       ----------       ------       ---------      ----------
                           --------     Employees in     (per
                                        1996             share)
                                        ------------     --------
Robert L. Hodgkinson        125,000          28.57%      $4.05       June 12, 1999          0        $81,250        $171,250
                             75,000                                  July 25, 1999          0        $47,250        $100,500
William C. Leuschner        125,000          17.86%      $4.15       June 12, 1999          0        $81,250        $171,250
Ronald P. Bourgeois          75,000          10.71%      $4.15       June 12, 1999          0        $48,750        $102,750

Stock Price per Share                                                June 12, 1999      $4.15          $4.80           $5.52
                                                                     July 25, 1999      $4.05          $4.68           $5.39
All Optionees                                                                               0       $452,801        $955,700
All Shareholders (1)                                                                        0     $7,321,707     $15,453,524
Optionee Gain as % of All Shareholder's Gain                                              n/a          6.18%           6.18%

(1) Represents aggregate increases in market capitalization based upon the outstanding shares (11,318,894) of Optima stock as at December 31, 1996.

AGGREGATED OPTION EXERCISES DURING THE MOST RECENTLY COMPLETED FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
     The following table sets out incentive stock options exercised by the Named Executive Officer, as well as the fiscal year-end options held by a Named Executive Officer.


Name                      Securities Acquired     Aggregate Value       Unexercised Options   Value of
----                      on Exercise (#)         Realized ($)          at Fiscal Year-end    Unexercised
                          -------------------     ---------------       (#) Exercisable /     in-the-money
                                                                        Unexercisable         Options at Fiscal
                                                                        ------------------    Year-end ($)
                                                                                              Exercisable /
                                                                                              Unexercisable
                                                                                              ----------------
Robert L. Hodgkinson               150,000             159,397(1)                  200,000                 0(2)
William C. Leuschner                75,000              71,625(1)                  200,000                 0(2)
Ronald P. Bourgeois                 47,000              38,202(1)                  153,000                 0(2)

(1) Based on the difference between the option and exercise price and the closing market price of the Company's shares, on the date of exercise, net of brokerage commission.

(2) In-the-money options are those where the market value of the underlying securities at the fiscal year-end exceeds the exercise price of the options. The closing price of the Company's shares on December 31, 1996 was $3.30. All of these outstanding options have an exercise price in excess of $3.30 per share and are therefore out-of-the-money.

     All of the executive officers of the Company are entitled to reimbursement of all reasonable business expenses and to receive incentive stock options as they are granted from time to time by the Company. Reference should be made to "Stock Options" for particulars of stock options granted to Executive Officers.

     CDN$150,000 (which included reimbursement of expenses, office costs and GST tax) was paid during fiscal 1996 to Leuschner International Resources Ltd. (Leuschner), a consulting and independent oil and gas producing firm controlled by William C. Leuschner, Chairman and Director of the Company. A February 1, 1995 Agreement between the Company and Leuschner, provides for William C. Leuschner's services as Chairman (and one individual who provides clerical services). The renewable contract calls for consideration of CDN$150,000 per year, a monthly payment of $12,500, to the consulting firm.

     CDN$150,000. (which excluded reimbursement of expenses, office costs and GST tax) was paid during fiscal 1996 to Hodgkinson Equities Corporation, a private consulting firm in which Robert L. Hodgkinson, President/CEO and a Director of the Company, holds a 100 percent interest. The renewable contract calls for monthly payments of CDN$12,500 to Hodgkinson Equities Corporation.

     CDN$118,000 (which excluded reimbursement of expenses, office costs and GST tax) was paid during fiscal 1996 to Ronald Bourgeois. The renewable contract, dated January 1, 1996, calls for monthly payments of CDN$9,815 to Ronald P. Bourgeois.

STOCK OPTIONS
     Robert Hodgkinson, Emile Stehelin, William Leuschner, Ronald Bourgeois and Martin Abbott have been granted director incentive stock options which were granted in accordance with the policy of the Toronto Stock Exchange which allows a prescribed discount from the average closing price of the Company's shares for the ten trading days immediately prior to the grant of the option.

              ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     The authorized capital of the Registrant consists of 100,000,000 shares of common stock without par value of which 11,318,894 are outstanding as of December 31, 1996. All of the authorized shares of the Registrant are of the same class and, once issued, rank equally as to dividends, voting powers, and participation in assets.

     Holders of common stock are entitled to one vote for each share held of record on all matters to be acted upon by the shareholders. Holders of common stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors, in its discretion, out of funds legally available therefore.

     Upon liquidation, dissolution or winding up of the Registrant, holders of common stock are entitled to receive pro rata the assets of the Registrant, if any, remaining after payments of all debts and liabilities. No shares have been issued subject to call or assessment. There are no preemptive or conversion rights and no provisions for redemption or purchase for cancellation, surrender, or sinking or purchase funds.

     Provisions as to the modification, amendment or variation of such shareholder rights or provisions are contained in the CBCA. Under the CBCA, the Company's Articles of Incorporation otherwise provide, any action to be taken by a resolution of the members may be taken by an ordinary resolution by a vote of a majority or more of the shares represented at the shareholders' meeting. Roxbury shareholders received a share purchase warrants exercisable until February 28, 1997 on a one for one basis at a price of $5.10 per common shares. As a result there are 1,387,727 share purchase warrants outstanding as at December 31, 1996, all of which subsequently expired unexercised.


      Debt Securities to be Registered.                Not applicable.
      ----------------------------------
      American Depository Receipts.                    Not applicable.
      ----------------------------------
      Other Securities to be Registered.               Not applicable.
      ----------------------------------


     The Registrant is a publicly-owned corporation, the shares of which are owned by Canadian residents, U.S. residents, and residents of other countries. The Registrant is not owned or controlled directly or indirectly by another corporation or any foreign government.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     The following table sets forth the beneficial ownership of the Company as at December 31, 1996 to the extent that each beneficial owner owns more than five percent of the common shares of the Company:


                                                                         Number of Shares
                  Name and Address of                                    Beneficially         Per Cent
Title of Class    Beneficial Owner                                       Owned                of Class
--------------    -------------------                                    ----------------     --------
Common Shares     Wellington Management, Boston, MA, USA                      1,079,000            9.5
Common Shares     R.L. Hodgkinson, Vancouver, B.C., Canada                      781,400            6.9
Common Shares     State Street Research & Management, Boston, MA, USA           633,000            5.6
Total                                                                         2,493,400           22.0

SECURITY OWNERSHIP OF MANAGEMENT
     The following table sets forth the beneficial ownership as at December 31, 1996 of the Company's common shares by each of the Company's directors, certain of its executive officers and by all of its directors and executive officers as a group:


Name and Address of                          Amount and Nature of    Per Cent
Beneficial Owner                             Beneficial Ownership    of Class
------------------                           --------------------    --------
R.L. Hodgkinson, Vancouver, B.C., Canada              781,400 (1)         6.9
W.C. Leuschner, Calgary, Alberta, Canada              560,225 (1)         4.9
R.P. Bourgeois, Vancouver, B.C., Canada                44,651 (2)         0.4
E.D. Stehelin, Whitehorse, Yukon, Canada              412,666 (3)         3.7
M.G. Abbott, Calgary, Alberta, Canada                   9,350 (4)           *
All directors and executive
officers as a group (5 persons)                         1,808,292        15.9

NOTES:
     (1) Excludes 200,000 exercisable stock options;
     (2) Excludes 153,000 exercisable stock options;
     (3) Excludes 90,000 exercisable stock options.
     (4) Excludes 75,000 exercisable stock options.
     * Less than 1%

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into the following material transactions with directors, senior officers or principal holders of its securities:
   (a) 7804 Yukon Inc. is a private company owned indirectly as to 47.619048% by Robert L. Hodgkinson, president of the Company and 52.380952% by Emile D. Stehelin, Director of the Company.
           7804 Yukon Inc. has acquired interests in the following prospects in which the Company has participated or is participating: Valentine and Vermilion, Louisiana. Each of these transactions were on terms as favourable as the Company obtained from unaffiliated parties.
   (b) Colima Oil Company, a company wholly owned by William C. Leuschner, Chairman and director of the Company, has acquired interests in the following prospects in which the Company has participated or is participating; Valentine and East Haynesville, Louisiana.
        Additionally, Leuschner International Resources Ltd, another company wholly owned by William C. Leuschner acquired an interest in Morinville, Alberta, a prospect in which the Company has a working interest position. Each of these transactions were on terms as favourable as the Company obtained from unaffiliated parties.
   (c)  Hodgkinson Equities Corporation, a company wholly owned by Robert
        L. Hodgkinson, President and Director of the Company, acquired an interest at Morinville, Alberta, a prospect in which the Company has a working interest position, on terms as favourable as the Company obtained from an unaffiliated party.
   (d) Ronald P. Bourgeois, Chief Financial Officer and director of the Company acquired an interest in the Morinville, Alberta prospect on terms as favourable as the Company obtained from an unaffiliated party.
   (e) During October, 1995, Robert L. Hodgkinson acquired 115,000 shares of the Company at $3.35 per share pursuant to a private placement.
        This transaction was approved by the Toronto Stock Exchange.
   (f)  During October, 1995, William C. Leuschner through Colima Oil
        Company acquired 34,500 shares of the Company at $3.35 per share pursuant to a private placement. This transaction was approved by the Toronto Stock Exchange.
   (g) Various loans to Optima were made in 1995 by companies controlled by Robert L. Hodgkinson, Emile D. Stehelin and William C. Leuschner.
        In May, 1995, Messieurs Hodgkinson, Leuschner and Stehelin advanced to the Company $116,500 each for a total of $349,500. These loans were unsecured and non-interest bearing. Mr. Hodgkinson was repaid in July, 1995 and Messieurs Leuschner and Stehelin were repaid the 19th of October, 1995. There are no loans outstanding as at December 31, 1996.

     The Company pursuant to the nature of the business from time to time is offered the opportunity to participate in oil and gas prospects. Directors, senior officers and their associate and affiliates are allowed to participate in these prospects only if it is determined by the Board of Directors that their interests is over and above the level of participation that is prudent for the Company in respects of its financial resources. Additionally, the terms of the transactions must be similar to the terms of the participation by the Company. Other than the above referenced situations, no Directors or Executive Officers and no associate or affiliate of the foregoing persons has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction, which in either such case has materially affected or will materially affect the Company.

                                    PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(A) INDEX TO FINANCIAL STATEMENTS:

     ANNUAL FINANCIAL STATEMENTS INCLUDED IN ITEM 8.
     (i)   Independent Auditor's Report
     (ii)  Consolidated Balance Sheets as at December 31, 1996 and 1995.
     (iii) Consolidated Statements of Operations and Deficit for the Years Ended December 31, 1996, 1995 and 1994.
     (iv) Consolidated Statement of Change in Financial Position for the Years Ended December 31, 1996, 1995 and 1994.
     (v)   Schedules of Consolidated General and Administrative Expense
     (vi) Notes to Consolidated Financial Statements for the Years Ended December 31, 1996, 1995, and 1994.
     (vii) Consolidated Supplemental Oil and Gas Information

        SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS:

           No financial statement schedules have been presented as they are not applicable, not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

(B) REPORTS ON FORM 8-K.
     No reports on Form 8-K have been filed by the Registrant.

(C) INDEX TO EXHIBITS

Exhibit No.  Description of Exhibits
-----------  ----------------------------
3.1          Articles of Incorporation (contained in Exhibit 3.2)
3.2          Articles of Continuance CBCA
3.3          Approval and Special Committee Approval of Plan of Arrangement
             between Optima Petroleum Corporation and Roxbury Capital
             Corporation.
3.4          Subscription Agreements for Private Placements entered into during 1995
3.5          Approval of Payment in shares (contained in Exhibit 3.9 and 3.10)
3.6          Employment/Consulting Contracts for Officers and Directors
3.7          Registrant's April 3, 1995 Stock Option Plan, as amended at
             August 9, 1995
3.8          Registrant's April 10, 1996 Stock Option Plan
3.9          Approval of Share Compensation to Outside Directors (contained in
             Exhibit 3.10)
3.10         Approval of Share Compensation to Chief Financial Officer
3.11         Consent of AMH Group Ltd.
3.12         Consent of Ryder Scott Company Petroleum Engineers
3.13         Consent of Laroche Petroleum Consultants, Ltd.

                              ITEM 15. SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          OPTIMA PETROLEUM CORPORATION

                                       BY: /S/ Robert L. Hodgkinson
                                          -------------------------------------
                                                     ROBERT L. HODGKINSON
                                                          President
                                            Chief Executive Officer and Director

Date: March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Name                         Title                     Date
--------------------------------------------------------------------------------


BY: /S/  Robert L. Hodgkinson              President             March 26, 1997
    ----------------------------     Chief Executive Officer
         Robert L. Hodgkinson               Director

BY: /S/  William C. Leuschner         Chairman of the Board      March 26, 1997
    ----------------------------            Director
         William C. Leuschner

BY: /S/   Ronald P. Bourgeois              Secretary             March 26, 1997
    ----------------------------     Chief Financial Officer
          Ronald P. Bourgeois               Director

     OPTIMA PETROLEUM CORPORATION

     Consolidated Financial Statements

     Years ended December 31, 1996, 1995 and 1994

AUDITORS' REPORT TO THE SHAREHOLDERS


We have audited the consolidated balance sheets of Optima Petroleum Corporation as at December 31, 1996 and 1995 and the consolidated statements of operations and deficit and changes in financial position for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and 1995 and the results of its operations and the changes in its financial position for each of the years in the three year period ended December 31, 1996 in accordance with generally accepted accounting principles in Canada.






/s/ KPMG
Chartered Accountants

Vancouver, Canada
March 14, 1997

OPTIMA PETROLEUM CORPORATION
Consolidated Balance Sheets
December 31, 1996 and 1995


                                                                                     1996            1995
                                                                                 ------------    ------------
ASSETS
CURRENT
Cash and cash equivalents                                                        $  2,055,062    $  1,022,925
Accounts receivable                                                                 2,516,578       2,472,383
Note receivable - current portion (Note 3)                                            124,423              --
Debenture receivable                                                                       --         493,874
                                                                                 ------------    ------------
                                                                                    4,696,063       3,989,182
OTHER
Cash held in trust (Note 4)                                                           638,142              --
Advances to operators (Note 5)                                                        468,864       1,350,216
Note receivable - long term portion (Note 3)                                          373,269              --
Petroleum and natural gas interests, full cost method (Note 6)                     34,764,350      33,499,680
Deferred charges                                                                      273,980         338,998
                                                                                 ------------    ------------
                                                                                 $ 41,214,668    $ 39,178,076
                                                                                 ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities                                         $  2,676,605    $  3,242,322
Current portion of long-term debt (Note 7)                                            730,947              --
                                                                                 ------------    ------------
                                                                                    3,407,552       3,242,322
LONG-TERM DEBT (Note 7)                                                             6,119,670       7,390,400
SITE RESTORATION AND ABANDONMENT                                                      215,018          67,819
SHAREHOLDERS' EQUITY
Share capital (Note 8)
Authorized 100,000,000 common shares
Issued 11,318,894 (1994 - 10,559,442) common shares                                31,790,695      29,024,375
Contributed surplus                                                                   608,222         608,222
Deficit (Note 8 (f))                                                                 (926,489)     (1,155,062)
                                                                                 ------------    ------------
                                                                                   31,472,428      28,477,535
                                                                                 ------------    ------------
                                                                                 $ 41,214,668    $ 39,178,076
                                                                                 ============    ============

See accompanying notes to consolidated financial statements.

ON BEHALF OF THE BOARD

/s/ Robert L. Hodgkinson, Director        /s/ Ronald P. Bourgeois, Director

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Operations and Deficit
Years ended December 31, 1996, 1995 and 1994


                                                              1996              1995              1994
OPERATING INCOME
Petroleum and natural gas sales                         $ 12,862,701    $  6,762,407     $  4,137,141
Royalties and production taxes                             2,887,096       1,885,108        1,056,238
Operating costs                                            1,649,650         926,159          615,477
                                                        ------------    ------------     ------------
                                                           8,325,955       3,951,140        2,465,426
EXPENSES
General and administrative (Schedule)                      1,663,411       1,470,083        1,107,347
                                                        ------------    ------------     ------------
EARNINGS BEFORE INTEREST,
DEPLETION, DEPRECIATION,
AMORTIZATION AND INCOME TAXES                              6,662,544       2,481,057        1,358,079
Depletion and depreciation                                 5,661,205       3,207,118        1,719,897
Interest and bank charges                                    685,942         461,531          126,399
Amortization of deferred financing costs                      68,494          22,587               --
Foreign exchange gain                                         (3,789)         (7,437)        (137,499)
Interest and other revenue                                   (26,095)        (73,532)         (45,628)
Write-down of petroleum and natural gas interests                 --              --        4,000,000
                                                        ------------    ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES                            276,787      (1,129,210)      (4,305,090)
Income taxes (Note 10)                                        48,214          25,852               --
                                                        ------------    ------------     ------------
NET INCOME (LOSS) FOR THE YEAR                               228,573      (1,155,062)      (4,305,090)
DEFICIT, beginning of year                                (1,155,062)    (10,602,526)      (6,297,436)
Reduction of common share stated capital (Note 8(f))              --      10,602,526               --
                                                        ------------    ------------     ------------
DEFICIT, end of year                                    $   (926,489)   $ (1,155,062)    $(10,602,526)
                                                        ============    ============     ============
NET INCOME (LOSS) PER SHARE                             $       0.02    $      (0.13)    $      (0.56)
                                                        ============    ============     ============

See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Changes In Financial Position
Years ended December 31, 1996, 1995 and 1994


                                                                   1996              1995              1994
                                                             -------------    --------------    --------------
                                                                           CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Net income (loss) for the year                               $     228,573    $   (1,155,062)   $   (4,305,090)
Items not involving cash
  Depletion, depreciation and amortization                       5,729,699         3,229,705         1,719,897
  Write-down of petroleum and natural gas interests                     --                --         4,000,000
                                                             -------------    --------------    --------------
                                                                 5,958,272         2,074,643         1,414,807
Changes in non-cash working capital:
  Accounts receivable                                              (44,195)         (606,674)         (879,522)
  Accounts payable and accrued liabilities                        (565,717)          362,006         1,400,831
                                                             -------------    --------------    --------------
                                                                 5,348,360         1,829,975         1,936,116
                                                             -------------    --------------    --------------
FINANCING ACTIVITIES
Issue of common shares (net of issue expenses)                   2,766,320         2,608,764         5,976,072
Note receivable                                                   (497,692)               --                --
Increase in bank debt                                              289,217         5,561,400         1,000,000
Repayment of convertible debentures                               (829,000)               --                --
Issue of securities on purchase of subsidiary                           --         6,186,272                --
Conversion of convertible debentures                                    --           (20,000)         (500,000)
Site restoration and abandonment                                        --            36,574            31,245
                                                             -------------    --------------    --------------
                                                                 1,728,845        14,373,010         6,507,317
                                                             -------------    --------------    --------------
INVESTING ACTIVITIES
Proceeds on sale of petroleum and natural gas interests          1,176,849           925,863                --
Petroleum and natural gas interests                             (7,955,920)       (8,558,633)      (11,179,858)
Advances to operators                                              881,352          (903,652)           461,827
Cash in trust                                                     (638,142)               --                --
Debentures receivable                                              493,874          (493,874)               --
Deferred  charges                                                  (3,081)          (278,783)               --
Purchase of subsidiary (Note 2)                                         --        (6,186,272)               --
                                                             -------------    --------------    --------------
                                                                (6,045,068)      (15,495,351)      (10,718,031)
                                                             -------------    --------------    --------------
INCREASE (DECREASE) IN CASH                                      1,032,137           707,634        (2,274,598)
CASH AND CASH EQUIVALENTS, beginning of year                     1,022,925           315,291         2,589,889
                                                             -------------    --------------    --------------
CASH AND CASH EQUIVALENTS, end of year                       $   2,055,062    $    1,022,925    $      315,291
                                                             =============    ==============    ==============


See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Schedules of Consolidated General and Administrative Expense

                               1996          1995         1994
                            ----------    ----------    ----------
Consultants                 $  681,248    $  652,259    $  413,601
Investor communication         247,666       146,800       147,995
Office expense                 232,418       248,918       229,893
Legal, audit and tax           207,237       173,193       139,581
Travel                         166,708       163,181       117,629
Office rent                     80,685        31,879        23,250
Public listing                  39,942        50,503        35,398
Directors' fees                  7,507         3,350             0
                            ----------    ----------    ----------
                            $1,663,411    $1,470,083    $1,107,347
                            ==========    ==========    ==========

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1996, 1995 and 19941



1. SIGNIFICANT ACCOUNTING POLICIES

   (a)  Basis of presentation

      The consolidated financial statements are presented in accordance with generally accepted accounting principles applicable in Canada and expressed in Canadian dollars. Except as disclosed in Note 11, these financial statements conform, in all material respects, with generally accepted accounting principles in the United States.

     (b) Basis of consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Optima Energy (U.S.) Corporation. All intercompany transactions and balances have been eliminated.

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

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1996, 1995 and 19942

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (e) Deferred charges

      Debt financing costs are amortized on a straight line basis over the terms of the related loans.

     (f) Foreign currency translation

      The operations of the Company's U.S. subsidiary are considered integrated with the operations of the Company, and thus, are translated under the temporal method. Under this method, transactions of the Company and its subsidiaries that are denominated in foreign currencies are recorded in Canadian dollars at exchange rates in effect at the related transaction dates. Monetary assets and liabilities denominated in foreign currencies are adjusted to reflect exchange rates at the balance sheet date. Exchange gains and losses arising on the translation of monetary assets and liabilities, except as they relate to long-term debt, are included in the determination of income for the year. Unrealized foreign exchange gains and losses related to long-term debt are deferred and amortized over the remaining term of the related debt.

     (g) Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of rates for depreciation, depletion and amortization and the impairment of petroleum and natural gas interests. Actual results could differ from these estimates.

     (h) Fair value of financial instruments

      Financial instruments include cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities and the current and long term portions of long term debt. Fair values approximate carrying values for these financial instruments since they are short term in nature, receivable or payable on demand, or bear interest at floating rates.

     (i) Comparative figures

      Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

2. PURCHASE OF ROXBURY CAPITAL CORP.

   On September 8, 1995 the Company acquired Roxbury Capital Corp. ("Roxbury") under a plan of arrangement whereby Roxbury shareholders exchanged all of the issued and outstanding common shares of Roxbury for newly issued common shares of the Company, at a ratio of seven Roxbury shares to one Company share.

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1996, 1995 and 19942

2. PURCHASE OF ROXBURY CAPITAL CORP. (CONTINUED)


Net assets acquired, using the purchase method of accounting:

Petroleum and natural gas properties                                $  6,775,104
Working capital                                                          (48,585)
Due to the Company                                                      (631,586)
Advances to operators                                                      5,692
Furniture and fixtures                                                     2,845
Deferred charges                                                          82,802
                                                                    ------------
                                                                    $  6,186,272
                                                                    ============
Consideration given, based on an independent business valuation:

1,374,727 common shares of the Company                              $  6,186,272
                                                                    ============

   In addition, Roxbury shareholders received a warrant for every seven Roxbury shares exchanged, exercisable until February 28, 1997, for a Company common share at a price of $5.10 per share. The warrants were not exercised and expired on February 28, 1997.

   The purchase price of the Company's interest exceeded the net book value of the assets acquired by $1,389,355, and this amount has been allocated to the Company's depletable petroleum and natural gas interests.

   The operating results of Roxbury are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited proforma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of 1994:


                                                  1995              1994
                                            --------------    --------------
Petroleum and natural gas sales,
net of royalties and production taxes       $    5,240,994    $    3,290,811
Loss                                            (2,239,737)       (5,658,586)
Loss per share                                       (0.22)            (0.54)

   These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

3.   Note receivable

   The note is due on June 18, 2000, bears no interest, is repayable in four equal installments of $90,780 U.S. commencing June 18, 1997 and is secured by a mortgage on certain U.S. oil and gas properties.

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1996, 1995 and 19943




4. CASH HELD IN TRUST

   As a condition of a U.S. oil and gas property acquisition, the Company is obliged to keep cash on deposit to fund future abandonment costs.


5. ADVANCES TO OPERATORS

   The Company maintains joint accounts with operators engaged by the Company to perform exploration and development work on its petroleum and natural gas interests.


6. PETROLEUM AND NATURAL GAS INTERESTS


                                                                              United
                                                           Canada             States             Total
                                                      --------------    ---------------    ---------------
1996
----
Petroleum and natural gas interests                   $   19,523,978    $    30,676,552    $    50,200,530
Other equipment                                              151,695             24,576            176,271
                                                      --------------    ---------------    ---------------
                                                          19,675,673         30,701,128         50,376,801
Accumulated depreciation, depletion and write-offs        (2,827,369)       (12,785,082)       (15,612,451)
                                                      --------------    ---------------    ---------------
                                                      $   16,848,304    $    17,916,046    $    34,764,350
                                                      ==============    ===============    ===============
1995
----
Petroleum and natural gas interests                   $   17,507,310    $    25,946,677    $    43,453,987
Other equipment                                              118,986             24,576            143,562
                                                      --------------    ---------------    ---------------
                                                          17,626,296         25,971,253         43,597,549
Accumulated depreciation, depletion and write-offs        (1,072,302)        (9,025,567)       (10,097,869)
                                                      --------------    ---------------    ---------------
                                                      $   16,553,994    $    16,945,686    $    33,499,680
                                                      ==============    ===============    ===============

   As at December 31, 1996, unproved properties with capitalized costs of $4,441,055 (1995 - $1,997,208) were not subject to depletion. It is expected that these properties will be evaluated over the next one to three years.

   In calculating estimated future net revenue at December 31, 1995, the Company used forward sale gas prices received in February 1996. Had the Company used actual gas prices received at December 31, 1995, a write-down of $3,400,000 would have been required in the Company's petroleum and natural gas interests.

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1996, 1995 and 19944




7. LONG TERM DEBT


                                                                                  1996            1995
                                                                             -----------    ------------
Revolving $10,000,000 bank credit line, with a borrowing base of
$3,969,000, bearing interest monthly at Canadian Prime Rate plus 1% for
Canadian dollar drawdowns and U.S. Base Rate plus 0.5% for United States dollar drawdowns, secured by a fixed and floating charge debenture and a
general assignment of book debts and Canadian oil and gas properties.        $  3,447,000    $  3,697,000

Revolving $5,000,000 (U.S.) bank credit line, with a borrowing base of
$3,250,000 (U.S.), drawn to $2,483,304 (U.S.) bearing interest monthly at U.S. Base Rate plus 1.5%, secured by a revolving note due May 15,
1999 and U.S. oil and gas properties.                                           3,403,617       2,864,400

Convertible 8% debentures maturing on June 30, 1998, convertible into
210 common shares of the Company for every $1,000 principal amount                  -             829,000
                                                                             ------------    ------------
                                                                                6,850,617       7,390,400
Less current portion of $5,000,000(U.S.) bank credit line ($533,304 U.S.)       (730,947)           -
                                                                             ------------    ------------
                                                                             $  6,119,670    $  7,390,400
                                                                             ============    ============

   Effective January 31, 1997 the borrowing base on the Company's United States credit line will be reduced by $148,482 ($108,333 U.S.) per month.

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1996, 1995 and 19945



8. SHARE CAPITAL

   (a)  Authorized

      The authorized share capital consists of 100,000,000 common shares without par value.

   (b)  Issued

                                              Number of      Capital
                                               Shares        Stock
                                             ----------     -----------
Balance at December 31, 1993                  7,062,435     $24,855,793
Issued for cash
  Exercise of warrants                          477,625       1,772,438
  Exercise of options                           765,000       3,952,925
Conversion of debentures                        105,042         500,000
Acquisition of additional interest
in a petroleum and natural gas property          12,000          72,000
Common share issue expenses                      -             (321,291)
                                             ----------     -----------
Balance at December 31, 1994                  8,422,102      30,831,865

Issued for cash
  Private placements                            400,000       1,340,000
  Exercise of options                           272,500         961,250
Purchase of subsidiary                        1,374,727       6,186,272
In lieu of consulting fees                       85,912         324,117
Conversion of debentures                          4,201          20,000
Reduction of common share stated capital         -          (10,602,526)
Common share issue expenses                      -              (36,603)
                                             ----------     -----------
Balance at December 31, 1995                 10,559,442      29,024,375

Issued for cash
  Exercise of options                           514,500       1,825,250
  Private placements                            260,000       1,001,000
  Exercise of warrants                              714           3,641
In lieu of consulting fees                        9,070          32,525
In lieu of directors fees                         2,068           7,507
Shares repurchased and cancelled under
Normal Course Issuer Bid                        (26,900)        (99,530)
Common share issue expenses                      -               (4,073)
                                             ----------     -----------
Balance at December 31, 1996                 11,318,894     $31,790,695
                                             ==========     ===========

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1996, 1995 and 19946



8. SHARE CAPITAL (CONTINUED)

   (c) Reserved in respect of options


                                             Exercise       Exercisable
       Holder                     Number       Price       On or Before
       ------                    ---------   --------      ------------
Options
-------
Company directors and
employees                          193,000     $3.50       April 3, 1998
                                    50,000     $3.55       April 3, 1998
                                   110,000     $4.05       July 25, 1998
                                   540,000     $4.15       June 12, 1999
Non-related persons                170,000     $3.50       April 3, 1998
                                   100,000     $4.15       June 12, 1999
                                 ---------
                                 1,163,000
                                 ---------
Warrants
--------
Issued on purchase of Roxbury    1,374,727     $5.10     February 28, 1997
                                 ---------
                                 2,537,727
                                 ---------

      On February 28, 1997 all 1,374,727 warrants expired unexercised.

     (d) Net income (loss) per share

      Net income (loss) per share has been calculated based on the following weighted average numbers of shares outstanding:


                                         1996          1995         1994
                                      ----------    ----------    ----------
Weighted average number of shares     10,945,927     9,031,583     7,625,417
                                      ----------    ----------    ----------

   (e) Cash flow per share

    Cash flow per share has been calculated, based on the weighted average number of shares outstanding, as follows:


                                      1996     1995     1994
                                      -----    -----    -----
Cash flow from operations before
working capital changes per share     $0.54    $0.23    $0.19
Cash flow from operations after
working capital changes per share     $0.49    $0.20    $0.25

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1996, 1995 and 19947



8. SHARE CAPITAL (CONTINUED)

     (f) Reduction of share capital

      On June 22, 1995, the shareholders of the Company passed a special resolution to reduce the stated capital of the Company's common shares by $10,602,526 which represents the Company's deficit at December 31, 1994.


9. RELATED PARTY TRANSACTIONS

   During 1996, the Company was charged consulting expenses of $395,463 (1995 - $404,017, 1994 - 153,500) by companies related by virtue of common directors. Office expense includes $115,962 (1995 - $115,416, 1994 - $86,000 ) paid to a related company. General and administrative recoveries of $62,018 were received from a company with a common director and were used to reduce consulting, rent and office expenses.


10. INCOME TAXES

   Income taxes consist of Canadian large corporations tax. The benefit of the Company's losses for income tax purposes has not been recognized in the accounts. The amount of these losses and their expiry dates are as follows:


                               Canada           United States
                             -----------       ---------------
1998                         $   420,445       US $     -
2000                             232,807                -
2001                             523,255                -
2002                           1,327,911                -
2006                                 -               1,331,731
2007                                 -               2,299,528
2008                                 -               1,451,759
2009                                 -               3,602,341
2010                                 -               3,151,479
2011                                 -                 783,055
                             -----------       ---------------
                             $ 2,504,418       US $ 12,619,893
                             ===========       ===============

   The Company's effective tax rate differs from the expected statutory rate due to the application of tax losses carried forward, the tax benefits of which were not previously recorded.

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1996, 1995 and 19948



11. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

     (a) Accounting for income taxes

      Under the asset and liability method of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred income tax assets and liabilities, reduced by a valuation allowance to an amount more likely than not to be recovered, are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The approximate effect of each component of deferred income tax assets and liabilities at December 31, 1996 is as follows:


Net operating losses                                $   8,911,000
Petroleum and natural gas interests                    (4,977,000)
                                                    -------------
Net deferred tax assets                                 3,934,000
Less valuation allowance                               (3,934,000)
                                                    -------------
Deferred tax assets, net of valuation allowance     $      -
                                                    =============

      The valuation allowance equals the entire amount of the net deferred tax assets as the recognition criteria for deferred tax assets has not been met. Therefore, there is no effect of applying the provisions of SFAS 109 on the Company's financial statements.

     (b) Consolidated statements of changes in financial position

      Under United States accounting principles, the following items are not considered to be cash items and would not appear in the consolidated statements of changes in financial position:

     (i)   the conversion of debentures
     (ii) the acquisition of subsidiary in exchange for the issuance of shares; and
     (iii) the issuance of shares on settlement of consulting fees and directors fees payable.

      As a result, cash flows from operating, financing and investing activities would be presented as follows under United States accounting principles:


                                  1996          1995           1994
                                ----------   -----------   ------------
Cash flows from:
Operating activities            $5,388,392   $ 2,154,092   $  1,936,116
Financing activities             1,688,813     7,862,621      6,507,317
Investing activities            (6,045,068)   (9,309,079)   (10,718,031)
                                ----------   -----------   ------------
Increase (decrease) in cash     $1,032,137   $   707,634   $ (2,274,598)
                                ----------   -----------   ------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1996, 1995 and 19949




11. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES (CONTINUED)

     (b) Consolidated statements of changes in financial position (continued)

      Under United States accounting principles, the following supplementary cash flow information would be disclosed:


                       1996        1995        1994
                     --------    --------    --------
Interest paid        $685,942    $461,531    $126,399
                     --------    --------    --------
Income taxes paid     $48,214     $25,852       -
                     ========    ========    ========

     (c) Cash flow per share

      Disclosure of cash flow per share information is prohibited under United States generally accepted accounting principles.

     (d) Full cost method of accounting

      Under the United States full cost method of accounting for petroleum and natural gas interests, the Company, using sales prices at the balance sheet date, would have been required to write-down the Canadian petroleum and natural gas interests by approximately $800,000 in 1995.
      Accordingly, loss and loss per share for the year ended December 31, 1995 under United States accounting principles would be $1,955,062 and $0.22, respectively.


12. SEGMENTED INFORMATION

   All of the Company's activities are in one business segment, petroleum and natural gas exploration, development and production.

   Note 6 discloses the Company's petroleum and natural gas interests by geographic segment, and these interests comprise the majority of identifiable assets as at December 31, 1996 and 1995. The Company's operations by geographic segment for the years ended December 31, 1996, 1995 and 1994 were as follows:

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1996, 1995 and 199410



12. SEGMENTED INFORMATION (CONTINUED)



                                                     Canada     United States        Total
                                                   ----------   -------------   ------------
1996
----
Petroleum and natural gas sales                    $3,076,442     $9,786,259    $ 12,862,701
Royalties and production taxes                        455,556      2,431,540       2,887,096
Operating costs                                       746,835        902,815       1,649,650
                                                   ----------     ----------    ------------
                                                    1,874,051      6,451,904       8,325,955
Depreciation and depletion                          1,763,836      3,897,369       5,661,205
                                                   ----------     ----------    ------------
                                                      110,215      2,554,535       2,664,750
Unallocated costs:
General and administrative                                                         1,663,411
Interest and bank charges                                                            685,942
Interest revenue                                                                     (26,095)
Foreign exchange                                                                      (3,789)
Amortization of deferred financing costs                                              68,494
Income taxes                                                                          48,214
                                                                                ------------
Net income                                                                      $    228,573
                                                                                ============

1995
----
Petroleum and natural gas sales                    $1,529,376     $5,233,031    $  6,762,407
Royalties and production taxes                        218,262      1,666,846       1,885,108
Operating costs                                       491,795        434,364         926,159
                                                   ----------     ----------    ------------
Operating income                                      819,319      3,131,821       3,951,140
Depreciation and depletion                            659,722      2,547,396       3,207,118
                                                   ----------     ----------    ------------
                                                      159,597        584,425         744,022
Unallocated costs:
General and administrative                                                         1,470,083
Interest and bank charges                                                            461,531
Interest and other revenue                                                           (73,532)
Foreign exchange                                                                      (7,437)
Amortization of deferred financing costs                                              22,587
Income taxes                                                                          25,852
                                                                                ------------
Loss                                                                            $ (1,155,062)
                                                                                ============

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1996, 1995 and 199411



12. SEGMENTED INFORMATION (CONTINUED)



                                                     Canada     United States      Total
                                                  -----------   -------------   ----------
1994
----
Petroleum and natural gas sales                    $1,143,208     $2,993,933    $ 4,137,141
Royalties and production taxes                        140,121        916,117      1,056,238
Operating costs                                       275,993        339,484        615,477
                                                   ----------     ----------    -----------
                                                      727,094      1,738,332      2,465,426
Depreciation and depletion                            285,362      1,434,535      1,719,897
Write-down of petroleum and natural gas interests           -      4,000,000      4,000,000
                                                   ----------     ----------    -----------
                                                      441,732     (3,696,203)    (3,254,471)
Unallocated costs:
General and administrative                                                        1,107,347
Interest and bank charges                                                           126,399
Interest revenue                                                                    (45,628)
Foreign exchange                                                                   (137,499)
                                                                                -----------
Loss                                                                            $(4,305,090)
                                                                                ===========

OPTIMA PETROLEUM CORPORATION

Reserve Quantity Information
As at December 31, 1996, 1995, and 1994 (unaudited)


                                          Total           United States         Canada
                                     ----------------     ----------------     -----------------
                                     Gas       Liquids     Gas      Liquids     Gas        Liquids
                                     mmcf       mbbls      mmcf      mbbls      mmcf        mbbls
                                    -------     -----     ------     -----     ------       ----
PROVED
1994
Beginning of year                    26,863       442     14,323       273     12,540        169
Revisions of previous estimates      (1,676)     (110)    (7,261)      (66)     5,585        (44)
Purchase of reserves in place         1,584        20      1,584        20          0          0
Discoveries                           8,339       221      2,083       119      6,256        102
Production                           (1,312)      (36)      (849)      (33)      (463)        (3)
                                    -------     -----     ------     -----     ------       ----
End of year                          33,798       537      9,880       313     23,918        224
                                    -------     -----     ------     -----     ------       ----

1995
Beginning of year                    33,798       537      9,880       313     23,918        224
Revisions of previous estimates      (6,911)       88        581        57     (7,492)        31
Purchase of reserves in place         8,459       179      2,495        30      5,964        149
Discoveries                             203       112        203        85          0         27
Sale of reserves in place              (231)      (97)      (231)      (97)         0          0
Production                           (2,364)      (71)    (1,600)      (57)      (764)       (14)
                                    -------     -----     ------     -----     ------       ----
End of year                          32,954       748     11,328       331     21,626        417
                                    -------     -----     ------     -----     ------       ----

1996
Beginning of year                    32,954       748     11,328       331     21,626        417
Revisions of previous estimates     (12,538)      (77)    (5,717)       28     (6,821)      (105)
Purchase of reserves in place         1,178       200      1,178       200          0          0
Discoveries                           4,088       745      2,031       716      2,057         29
Sale of reserves in place            (1,976)      (12)    (1,976)      (12)         0          0
Production                           (3,309)     (154)    (1,701)     (124)    (1,608)       (30)
                                    -------     -----     ------     -----     ------       ----
End of year                          20,397     1,450      5,143     1,139     15,254        311
                                    =======     =====     ======     =====     ======       ====


PROVED DEVELOPED
December 31, 1994                    22,509       453      9,318       304     13,191        149
December 31, 1995                    23,823       643      9,494       308     14,329        335
December 31, 1996                    19,258       996      4,004       828     15,254        168

OPTIMA PETROLEUM CORPORATION

Changes in the Standardized Measure of Discounted Future Cash Flows As at December 31, 1996, 1995, and 1994 (unaudited)


                                                     1996          1995          1994
                                                 ----------    ----------    ----------
                                                                   (000's)
PROVED
Beginning of year                                $   29,473    $   24,236    $   23,275
Petroleum and natural
gas sales, net of royalties,
production taxes and operating expenses              (8,326)       (3,951)       (2,465)
Net changes in prices                                22,017        (3,572)        6,878
Revisions of quantity estimates                    (22,936)        (3,332)       (4,907)
Purchase of reserves in place                         3,199         7,503         1,738
Discoveries                                          18,277         1,389         8,181
Sale of reserves in place                            (1,634)       (1,160)            0
Changes in estimated future development costs        (9,468)       (5,463)      (14,769)
Development costs incurred                            6,978         8,559        11,180
Net change in estimated future taxes                 (1,479)            0             0
Accretion of discount                                 2,947         2,424         2,328
Changes in production rates (timing)                  2,488         2,840        (7,203)
                                                 ----------    ----------    ----------
End of year                                      $   41,536    $   29,473    $   24,236
                                                 ==========    ==========    ==========

OPTIMA PETROLEUM CORPORATION

Standardized Measure of Discounted Future Net Cash Flows And
Changes Therein Relating to Proved Oil and Gas Reserves
As at December 31, 1996, 1995, and 1994 (unaudited)


                                                                     United
                                                       Total         States       Canada
                                                                    (000's)
                                                     ---------    ---------    ---------
1996
Future cash inflows                                  $  80,667    $  46,053    $  34,614
Future production costs                                (12,866)      (4,462)      (8,404)
Future development costs                                (4,715)      (1,914)      (2,801)
                                                     ---------    ---------    ---------
Future net cash flows                                   63,086       39,677       23,409
10% annual discount for estimating timing of
cash flows                                             (20,071)     (10,518)      (9,553)
                                                     ---------    ---------    ---------
                                                        43,015       29,159       13,856
Estimated future income taxes (discounted at 10%)      (1,479)      (1,479)            0
                                                     ---------    ---------    ---------
Standardized measure of discounted cash flows        $  41,536    $  27,680    $  13,856
                                                     =========    =========    =========
1995
Future cash inflows                                  $  66,697    $  26,994    $  39,703
Future production costs                                (13,671)      (2,834)     (10,837)
Future development costs                                (2,225)        (691)      (1,534)
                                                     ---------    ---------    ---------
Future net cash flows                                   50,801       23,469       27,332
10% annual discount for estimating timing of
cash flows                                             (21,328)      (7,189)     (14,139)
                                                     ---------    ---------    ---------
                                                        29,473       16,280       13,193
Estimated future income taxes (discounted at 10%)            0            0            0
                                                     ---------    ---------    ---------
Standardized measure of discounted cash flows        $  29,473    $  16,280    $  13,193
                                                     =========    =========    =========

1994
Future cash inflows                                  $  65,858    $  21,235    $  44,623
Future production costs                                (10,108)      (2,308)      (7,800)
Future development costs                                (5,321)        (148)      (5,173)
                                                     ---------    ---------    ---------
Future net cash flows                                   50,429       18,779       31,650
10% annual discount for estimating timing of
cash flows                                             (26,193)      (6,007)     (20,186)
                                                     ---------    ---------    ---------
                                                        24,236       12,772       11,464
Estimated future income taxes (discounted at 10%)            0            0            0
                                                     ---------    ---------    ---------
Standardized measure of discounted cash flows        $  24,236    $  12,772    $  11,464
                                                     =========    =========    =========

OPTIMA PETROLEUM CORPORATION

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
As at December 31, 1996, 1995, and 1994 (unaudited)


                                         United
                              Total      States    Canada
                             -------    -------    -------
                                             (000's)
1996
Acquisition of properties
Proved                       $ 1,087    $ 1,087    $    --
Unproved                         555        529         26
Exploration costs              5,602      4,158      1,444
Development costs                712        165        547
                             -------    -------    -------
                             $ 7,956    $ 5,939    $ 2,017
                             =======    =======    =======

1995
Acquisition of properties
Proved                       $ 1,764    $ 1,764    $    --
Unproved                         377        329         48
Purchase of subsidiary            --
Proved                         5,057        472      4,585
Unproved                       1,718        342      1,376
Exploration costs              4,347      3,313      1,034
Development costs              2,071      1,064      1,007
                             -------    -------    -------
                             $15,334    $ 7,284    $ 8,050
                             =======    =======    =======

1994
Acquisition of properties
Proved                       $ 2,114    $ 2,114    $    --
Unproved                       3,690      1,093      2,597
Exploration costs                658        658         --
Development costs              4,718      4,583        135
                             -------    -------    -------
                             $11,180    $ 8,448    $ 2,732
                             =======    =======    =======

OPTIMA PETROLEUM CORPORATION
Capitalized Costs Relating to Oil and Gas Producing Activities
As at December 31, 1996, 1995, and 1994 (unaudited)


                                      1996        1995         1994
                                   ---------    ---------    --------
                                                 (000's)
Unproved oil and gas properties
Evaluated                          $   7,346    $   9,987    $  9,697
Unevaluated                            4,441        1,997         134
Proved oil and gas properties         38,414       31,470      19,226
                                   ---------    ---------    --------
                                      50,201       43,454      29,057
Accumulated depletion                (15,705)     (10,312)     (7,080)
                                   ---------    ---------    --------
Net capitalized costs              $  34,496    $  33,142    $ 21,977
                                   =========    =========    ========
