Form 10-Q
period 1997-03-31
OPTIMA PETROLEUM CORP
filed 1997-05-15
CIK 872248

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q
                               ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: March 31, 1997    Commission file number: 019020


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
Yes   X    No      .
    -----     -----


Number of shares of Common Stock outstanding at May 1, 1997     11,298,070

                          OPTIMA PETROLEUM CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX



PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                         3

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                         12


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                           14

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPTIMA PETROLEUM CORPORATION

Consolidated Balance Sheets

===================================================================================================
                                                                       March 31        December 31
                                                                         1997              1996
---------------------------------------------------------------------------------------------------
ASSETS                                                                (unaudited)         (audited)

CURRENT
  Cash and cash equivalents                                          $  1,190,365      $  2,055,062
  Accounts receivable                                                   3,194,462         2,516,578
  Note receivable - current portion                                       125,675           124,423
---------------------------------------------------------------------------------------------------
                                                                        4,510,502         4,696,063

OTHER
  Cash held in trust                                                      655,252           638,142
  Advances to operators                                                   688,148           468,864
  Note receivable - long term portion                                     377,028           373,269
  Petroleum and natural gas interests, full cost method (Note 2)       34,895,814        34,764,350
  Deferred charges                                                        257,057           273,980
---------------------------------------------------------------------------------------------------
                                                                     $ 41,383,801      $ 41,214,668
===================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                           $  2,684,900      $  2,676,605
  Current portion of long-term debt                                          --             730,947
---------------------------------------------------------------------------------------------------
                                                                        2,684,900         3,407,552

LONG-TERM DEBT                                                          6,884,887         6,119,670

SITE RESTORATION AND ABANDONMENT                                          215,018           215,018

SHAREHOLDERS' EQUITY Share capital (Note 3)
    Authorized 100,000,000 common shares
    Issued 11,297,294 (1996 - 11,318,894) common shares                31,709,515        31,790,695
  Contributed surplus                                                     608,222           608,222
  Deficit                                                                (718,741)         (926,489)
---------------------------------------------------------------------------------------------------
                                                                       31,598,996        31,472,428
---------------------------------------------------------------------------------------------------
                                                                     $ 41,383,801      $ 41,214,668
===================================================================================================


See accompanying notes to consolidated financial statements.

ON BEHALF OF THE BOARD

/s/ Robert L. Hodgkinson                           /s/ Ronald P. Bourgeois
------------------------------                     -----------------------------
Robert L. Hodgkinson, Director                     Ronald P. Bourgeois, Director

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Operations and Deficit
(unaudited)

=============================================================================================
                                                                 Three months ended March 31,
                                                                     1997             1996
---------------------------------------------------------------------------------------------
OPERATING INCOME

  Petroleum and natural gas sales                                $ 3,380,171      $ 3,266,465
  Royalties and production taxes                                     993,677          749,246
  Operating costs                                                    360,311          335,114

---------------------------------------------------------------------------------------------
                                                                   2,026,183        2,182,105

EXPENSES

  General and administrative (Schedule)                              394,990          390,601

---------------------------------------------------------------------------------------------

EARNINGS BEFORE INTEREST,
  DEPLETION, DEPRECIATION,
    AMORTIZATION AND INCOME TAXES                                  1,631,193        1,791,504


  Depletion and depreciation                                       1,278,000        1,299,240
  Interest and bank charges                                          134,456          128,758
  Amortization of deferred financing costs                            17,082           17,074
  Foreign exchange loss                                                7,251            2,466
  Interest revenue                                                   (13,344)          (3,770)

---------------------------------------------------------------------------------------------


NET INCOME                                                           207,748          347,736


DEFICIT, beginning of period                                        (926,489)      (1,155,062)

---------------------------------------------------------------------------------------------
DEFICIT, end of period                                           $  (718,741)     $  (807,326)
=============================================================================================



INCOME PER SHARE                                                 $      0.02      $      0.03
=============================================================================================

See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Changes In Financial Position
(unaudited)

==============================================================================================
                                                                  Three months ended March 31,
                                                                      1997             1996
----------------------------------------------------------------------------------------------
                                                                   CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES

Income for the period                                             $   207,748      $   347,736
  Items not involving cash
    Depletion, depreciation and amortization                        1,295,082        1,316,314
----------------------------------------------------------------------------------------------
                                                                    1,502,830        1,664,050
  Changes in non-cash working capital:
    Accounts receivable                                              (677,884)      (2,207,277)
    Accounts payable and accrued liabilities                            8,295          788,799
    Debenture receivable                                                 --            493,874
----------------------------------------------------------------------------------------------
                                                                      833,241          739,446
----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

  Issue (repurchase) of common shares (net of issue expenses)         (81,180)         186,582
  Increase in bank debt                                                34,270          159,598
  Note receivable                                                      (5,011)            --
----------------------------------------------------------------------------------------------
                                                                      (51,921)         346,180
----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

  Petroleum and natural gas interests                              (1,409,464)      (1,602,297)
  Advances to operators                                              (219,284)         (73,723)
  Cash held in trust                                                  (17,110)            --
  Deferred charges                                                       (159)          (2,483)
----------------------------------------------------------------------------------------------
                                                                   (1,646,017)      (1,678,503)
----------------------------------------------------------------------------------------------

DECREASE IN CASH                                                     (864,697)        (592,877)


CASH AND CASH EQUIVALENTS, beginning of period                      2,055,062        1,022,925

----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                          $ 1,190,365      $   430,048
==============================================================================================

See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Schedules of Consolidated General and Administrative Expense
(unaudited)

================================================================================
                                                    Three months ended March 31,
                                                       1997               1996
--------------------------------------------------------------------------------


Consultants                                          $177,057           $152,032
Office expense                                        105,701             79,411
Investor communication                                 31,548             33,054
Public listing                                         25,225             23,997
Office rent                                            21,099             14,019
Travel                                                 17,376             31,922
Legal, audit and tax                                   15,762             56,166
Directors                                               1,222               --

--------------------------------------------------------------------------------
                                                      394,990            390,601
================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1997
(unaudited)

--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of presentation

         The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

         The consolidated financial statements included herein as of March 31, 1997, and for the three month periods ended March 31, 1997 and 1996 are unaudited. Management has reflected all adjustments, consisting of normal and recurring adjustments, which it believes are necessary to present fairly the financial position as at March 31, 1997 and the results of operations and cash flows for the three and nine month periods ended March 31, 1997 and 1996.

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

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1997
(unaudited)

--------------------------------------------------------------------------------

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

2.   PETROLEUM AND NATURAL GAS INTERESTS

=====================================================================================
                                                         March 31,       December 31,
                                                           1997             1996
-------------------------------------------------------------------------------------
Petroleum and natural gas interests                    $ 51,819,589      $ 50,200,530
Other equipment                                             181,156           176,271
-------------------------------------------------------------------------------------
                                                         52,000,745        50,376,801
Accumulated depreciation, depletion and write-offs      (17,104,931)      (15,612,451)
-------------------------------------------------------------------------------------
                                                       $ 34,895,814      $ 34,764,350
=====================================================================================

As at March 31, 1997 and December 31, 1996, unproved properties with capitalized costs of $4,441,055 were not subject to depletion. It is expected that these properties will be evaluated over the next one to three years.

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1997
(unaudited)

--------------------------------------------------------------------------------


3.   SHARE CAPITAL

     (a) Issued

=====================================================================================
                                                         Number of          Capital
                                                           Shares            Stock
-------------------------------------------------------------------------------------
Balance at December 31, 1996                             11,318,894      $ 31,790,695

In lieu of consulting fees                                    1,500             5,445
Shares repurchased and canceled under Normal Course
Issuer Bid                                                  (23,100)          (86,625)
-------------------------------------------------------------------------------------
Balance at March 31, 1997                                11,297,294      $ 31,709,515
=====================================================================================

         Subsequent to March 31, 1997, 776 common shares were issued for cash proceeds of $2,817; comprised of 500 shares issued for $1,815 in lieu of consulting fees and 276 shares issued for $1,002 in lieu of directors fees.

     (b) Reserved in respect of options

=================================================================================
                                                      Exercise       Exercisable
              Holder                      Number        Price       On or Before
---------------------------------------------------------------------------------
Company directors and employees          193,000        $3.50       April 3, 1998
                                          50,000        $3.55       April 3, 1998
                                         110,000        $4.05       July 25, 1998
                                         540,000        $4.15       June 12, 1999

Non-related persons                      170,000        $3.50       April 3, 1998
                                         100,000        $4.15       June 12, 1999
---------------------------------------------------------------------------------
                                       1,163,000
=================================================================================

     (c) Net income (loss) per share

         Net income (loss) per share has been calculated based on the following weighted average numbers of shares outstanding:

================================================================================
                                                     March 31,         March 31,
                                                       1997             1996
--------------------------------------------------------------------------------
Weighted average number of shares                   11,313,653        10,584,543
================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1997
(unaudited)

--------------------------------------------------------------------------------

4.   RELATED PARTY TRANSACTIONS

     In the three months ended March 31, 1997, the Company was charged consulting expenses of $104,445 (1996 - $51,500) by companies related by virtue of common directors. Office expense includes $29,400 (1996 - $85,254) paid to a related company. General and administrative recoveries of $26,265 were received from a company with a common director and were used to reduce consulting, rent and office expenses.

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

Net operating losses                                                $ 8,911,000
Petroleum and natural gas interests                                  (4,977,000)
-------------------------------------------------------------------------------
Net deferred tax assets                                               3,934,000
Less valuation allowance                                             (3,934,000)
-------------------------------------------------------------------------------
Deferred tax assets, net of valuation allowance                     $      --
===============================================================================

         The valuation allowance equals the entire amount of the net deferred tax assets as the recognition criteria for deferred tax assets has not been met. Therefore, there is no effect of applying the provisions of SFAS 109 on the Company's financial statements.

     (b) Consolidated statements of changes in financial position

 .        Under United States accounting principles, the following items are not considered to be cash items and would not appear in the consolidated statements of changes in financial position:

         (i)   the conversion of debentures
         (ii) the acquisition of subsidiary in exchange for the issuance of shares; and
         (iii) the issuance of shares on settlement of consulting fees and directors fees payable.

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1997
(unaudited)

--------------------------------------------------------------------------------

As a result, cash flows from operating, financing and investing activities would be presented as follows under United States accounting principles:

===============================================================================
                                               March 31,             March 31,
                                                 1997                  1996
-------------------------------------------------------------------------------
Cash flows from:
  Operating activities                        $   838,686           $   750,191
  Financing activities                            (57,366)              335,435
  Investing activities                         (1,646,017)           (1,678,503)
-------------------------------------------------------------------------------
  Decrease in cash                            $  (864,697)          $  (592,877)
===============================================================================

Under United States accounting principals the following supplementary cash flow information would be disclosed:



=================================================================================
                                                   March 31,            March 31,
                                                     1997                 1998
---------------------------------------------------------------------------------
Interest Paid                                      $134,456             $128,758
=================================================================================

Income Taxes Paid                                     --                   --
=================================================================================

                    PART I - FINANCIAL INFORMATION CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles. The value of the U.S. Dollar in relation to the Canadian Dollar was U.S. $1.3895 as at May 12, 1997.

Working Interest             Quarter Ended                     1997          1997
                             March 31
---------------------------------------------------------------------------------------
CDN$                         1997             1996             Increase      Percentage
                                                               (Decrease)    Increase
                                                                             (Decrease)
---------------------------------------------------------------------------------------
Volume
  Natural Gas (mcf)             685,227          923,458        (238,231)       (25%)
  Oil (bbls)                     44,778           29,865          14,913         50%
Average Price per Unit
CDN
  Natural Gas (mcf)          $     1.84       $     1.54       $    0.30         19%
  Oil (bbls)                 $    30.97       $    24.56       $    6.41         26%
USA
  Natural Gas (mcf)          $     4.26       $     3.67       $    0.59         16%
  Oil (bbls)                 $    30.45       $    26.93       $    3.52         13%
Gross Revenue,
  Natural Gas                $2,013,025       $2,481,997       $(468,972)       (19%)
  Oil                        $1,367,146       $  784,468       $ 582,678         74%

---------------------------------------------------------------------------------------
Total Revenue                $3,380,171       $3,266,465       $ 113,706
---------------------------------------------------------------------------------------

OVERVIEW

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997, as Compared to the Three Months Ended March 31, 1996

The Company realized a significant increase in oil production and commodity prices when compared to the first quarter of 1996, all of which contributed to the increase in gross revenue of 4% to $3,380,171 in the first quarter 1997 from $3,266,465 for the same period in 1996. While oil production increased by 50% or 14,913 barrels for the quarter, a result of new production at East Cameron and East Haynesville, gross gas production declined by 25% primarily due to the forecast decline in production volumes at Turtle Bayou. Based on barrel of oil equivalent (BOE) of 10 to 1 (1 barrel equals 10 mcf) which in our opinion reflects the current, comparative financial value of oil and gas quarterly production, the Company experienced a modest decrease of 7.3% to 113,301 BOE's for the first quarter 1997, from 122,211 BOE's from the same period 1996.

Earnings before interest, depletion, depreciation and taxes ("EBITDA") showed a decline of 9% to $1,631,193 for the first quarter 1997 from $1,791,504 in 1996. EBITDA on a per share basis was $0.15 per share down from $0.17 per share in 1996.

The Company posted a net profit of $207,748 or $0.02 per share for the first quarter 1997 as compared with $347,736 or $0.03 per share for the same period 1996.

The weighted average number of shares was 11,313,653 shares in 1997 as compared to 10,584,543 in 1996.

OPERATING REVENUES.

Canadian gross revenue increased 6.2% to $913,523 from $860,551 a year earlier. Gross revenue from U.S. operations also increased modestly (2.5%) to $2,466,648 in the first quarter 1997 from $2,405,914 in 1996. Operating income, however, decreased 7% to $2,026,183 for the first quarter 1997 from $2,182,105 in 1996.

OPERATING EXPENSES.

Oil and natural gas operating expenses increased to $360,311 in 1997 from $335,114 in the first quarter of 1996. On a BOE basis, converting gas to its equivalent barrels at a ratio of 10 mcf equals 1 barrel, operating expenses increased to $3.18 per BOE in 1997 from $2.74 per BOE in 1996, an increase of $0.44 per BOE.

INTEREST AND OTHER INCOME.

Interest expense and bank charges increased slightly to $134,456 in the first quarter of 1997 as compared to $128,758 in the same period of 1996, an increase of 4%. This change is due to a combination of lower bank debt and higher U.S. interest rates.

DEPLETION, DEPRECIATION AND AMORTIZATION.

Depletion and depreciation was $1,278,000 in the first quarter of 1997 as compared to $1,299,240 a year earlier, representing a decrease of $21,240. On a BOE basis the 1997 expenses were $8.03 per BOE which is identical to the 1996 full fiscal year depletion and depreciation rate (this calculation is based on 6 mcf equals 1 barrel which is the energy equivalent). For the quarter ended March 31, 1996 the depletion and depreciation expense was $7.07 per BOE. Management, regardless of the first quarter 1997 reserve additions at East Cameron, has elected to utilize the 1996 depletion rate for the remainder of 1997 or until a independent reserve appraisal has been commissioned.

The amortization expense of $17,082 is identical to a year earlier as it reflects the amortization of costs on a straight line basis.

GENERAL AND ADMINISTRATIVE EXPENSE.

General and administrative expenses of $394,990 reflect a modest increase of 1% from $390,601 a year earlier, on a BOE basis, converting gas to its equivalent barrels at a ratio of 10 mcf equals 1 barrel, general and administrative expenses increased to $3.49 per BOE as compared to $3.20 per BOE in 1996 an increase of 9%. This increase on a BOE basis is a result of the decline in natural gas production from the first quarter of 1997.

BALANCE SHEET

Total assets as at March 31, 1997 were $41,383,801 as compared to $40,660,445 a year earlier and $41,214,668 as at December 31, 1996. Petroleum and natural gas interests increased marginally since the beginning of the fiscal year as capital expenditures of $1,409,464 were offset by depletion and depreciation expenses of $1,278,000. Working capital has increased to $1,825,602 from $1,288,511 as at December 31, 1996. Shareholder's equity has increased by $126,568 since December 31, 1996, as the Company purchased 23,100 shares for consideration of $86,625 which partially offset the contribution from earnings for the period.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to security holders for a vote in the quarter ended March 31, 1997.

The Annual General Meeting of shareholders is scheduled for May 29, 1997 in the "Cardium Room" at the Calgary Petroleum Club, 319 5th Avenue, S.W., Calgary, Alberta , at the hour of 10:00 a.m. local time. Attached as Exhibit 4.A is the Proxy Statement, Notice of Annual General Meeting, Proxy Statement and Information Circular and Supplemental Mail List Return Card, which includes the resolution requiring approval of the shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

There were no transactions during the quarter ended March 31, 1997 which could require the filing of a Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  OPTIMA PETROLEUM CORPORATION AND SUBSIDIARIES
                                  (Registrant)




Date: May 14, 1997                      By: /s/ Robert L. Hodgkinson
                                            -----------------------------------
                                            Robert L. Hodgkinson
                                            President - CEO

                                        By: /s/ Ronald P. Bourgeois
                                            -----------------------------------
                                            Ronald P. Bourgeois
                                            Chief Financial Officer - Secretary