Form 10-Q
period 1997-06-30
OPTIMA PETROLEUM CORP
filed 1997-08-14
CIK 872248

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                         -------------------------------




               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: June 30, 1997

                         Commission file number: 019020



                          OPTIMA PETROLEUM CORPORATION

             (Exact name of registrant as specified in its charter)



              CANADA                                98-0115468

     (State of Incorporation)            (I.R.S. Employee identification No.)


  600-595 HOWE STREET, VANCOUVER, BRITISH COLUMBIA, CANADA         V6C 2T5

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

                              Yes   X    No      .
                                  -----     -----


Number of shares of Common Stock outstanding at August 6, 1997      11,000,822

                          OPTIMA PETROLEUM CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................13


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................16

SIGNATURES

                              PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
OPTIMA PETROLEUM CORPORATION

Consolidated Balance Sheets

===============================================================================================
                                                                June 30            December 31
                                                                  1997                1996
-----------------------------------------------------------------------------------------------
ASSETS                                                       (unaudited)           (audited)

CURRENT
  Cash and cash equivalents                                   $  8,720,838        $  2,055,062
  Accounts receivable                                            2,896,056           2,516,578
  Note receivable - current portion                                125,322             124,423
-----------------------------------------------------------------------------------------------
                                                                11,742,216           4,696,063

OTHER
  Cash held in trust                                               690,980             638,142
  Advances to operators                                            282,333             468,864
  Note receivable - long term portion                              250,643             373,269
  Petroleum and natural gas interests, full cost
    method (Note 3)                                             20,215,264          34,764,350
  Deferred charges                                                 239,815             273,980
-----------------------------------------------------------------------------------------------
                                                              $ 33,421,251        $ 41,214,668
===============================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                    $  1,564,127        $  2,676,605
  Current portion of long-term debt                                     --             730,947
-----------------------------------------------------------------------------------------------
                                                                 1,564,127           3,407,552

LONG-TERM DEBT                                                     138,050           6,119,670

SITE RESTORATION AND ABANDONMENT                                   200,505             215,018

SHAREHOLDERS' EQUITY
  Share capital (Note 4)
    Authorized 100,000,000 common shares
    Issued 11,203,346 (1996 - 11,318,894) common shares         31,431,124          31,790,695
  Contributed surplus                                              608,222             608,222
  Deficit                                                         (520,777)           (926,489)
-----------------------------------------------------------------------------------------------
                                                                31,518,569          31,472,428
-----------------------------------------------------------------------------------------------
                                                              $ 33,421,251        $ 41,214,668
===============================================================================================

See accompanying notes to consolidated financial statements.

ON BEHALF OF THE BOARD

           /s/ R.P. Bourgeois, Director            /s/ R.L. Hodgkinson, Director

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Operations and Deficit
(unaudited)

=============================================================================================================
                                               Three months ended June 30,        Six months ended June 30,
                                                  1997             1996             1997             1996
-------------------------------------------------------------------------------------------------------------
OPERATING INCOME

  Petroleum and natural gas sales              $ 2,109,034      $ 2,611,784      $ 4,575,682      $ 5,878,249
  Royalties and production taxes                   680,870          529,263        1,411,155        1,278,509
  Operating costs                                  253,741          328,480          439,240          663,594
-------------------------------------------------------------------------------------------------------------
                                                 1,174,423        1,754,041        2,725,287        3,936,146

EXPENSES

  General and administrative (Schedule)            517,014          446,056          912,004          836,657
-------------------------------------------------------------------------------------------------------------


EARNINGS BEFORE INTEREST,
  DEPLETION, DEPRECIATION,
    AMORTIZATION AND INCOME TAXES                  657,409        1,307,985        1,813,283        3,099,489


  Gain on sale of Canadian petroleum
    and natural gas interests (Note 2)            (701,351)              --         (701,351)              --
  Interest revenue                                 (47,927)          (6,385)         (61,271)         (10,155)
  Depletion and depreciation                       828,795          846,241        1,694,795        2,145,481
  Interest and bank charges                         58,836          182,217          143,244          310,975
  Amortization of deferred financing costs          17,083           17,079           34,165           34,153
  Foreign exchange loss                             30,738            1,127           37,989            3,593
-------------------------------------------------------------------------------------------------------------


NET INCOME
  BEFORE INCOME TAXES                              471,235          267,706          665,712          615,442

INCOME TAXES                                       260,000           20,104          260,000           20,104
-------------------------------------------------------------------------------------------------------------


NET INCOME FOR THE PERIOD                          211,235          247,602          405,712          595,338

DEFICIT, beginning of period                      (732,012)        (807,326)        (926,489)      (1,155,062)
-------------------------------------------------------------------------------------------------------------

DEFICIT, end of period                         $  (520,777)     $  (559,724)     $  (520,777)     $  (559,724)
=============================================================================================================


INCOME PER SHARE                               $      0.02      $      0.03      $      0.04      $      0.06
=============================================================================================================

See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Changes In Financial Position
(unaudited)

===============================================================================================================================
                                                              Three months ended June 30,          Six months ended June 30,
                                                                 1997              1996              1997              1996
-------------------------------------------------------------------------------------------------------------------------------

                                                                                 CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Income for the period                                        $    211,235      $    247,602      $    405,712      $    595,338
  Items not involving cash
    Gain on sale of Canadian petroleum
      and natural gas interests (net of tax)                     (441,351)               --          (441,351)               --
    Depletion, depreciation and amortization                      845,878           863,320         1,728,960         2,179,634
-------------------------------------------------------------------------------------------------------------------------------
                                                                  615,762         1,110,922         1,693,321         2,774,972

  Changes in non-cash working capital:
    Accounts receivable                                          (337,820)         (435,326)         (379,478)       (2,642,603)
    Accounts payable and accrued liabilities                   (1,414,644)         (954,012)       (1,112,478)         (165,213)
    Net working capital
      adjustments on sale of Canadian
        petroleum and natural gas interest                        264,690                --          (517,260)               --
    Debenture receivable                                               --                --                --           493,874
-------------------------------------------------------------------------------------------------------------------------------

                                                                 (872,012)         (278,416)         (315,895)          461,030
-------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Issue (repurchase) of
    common shares (net of issue expenses)                        (278,391)        1,297,155          (359,571)        1,483,737
  Repayment of bank debt                                       (6,746,837)           10,235        (6,712,567)          169,833
  Collection of note receivable                                   126,738          (495,187)          121,727          (495,187)
-------------------------------------------------------------------------------------------------------------------------------

                                                               (6,898,490)          812,203        (6,950,411)        1,158,383
-------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Proceeds from the sale of
    petroleum and natural gas interests                        16,750,000         1,179,625        16,750,000         1,179,625
  Petroleum and natural gas interests                          (1,847,812)       (1,646,535)       (2,951,611)       (3,248,832)
  Advances to operators                                           434,356           842,244           186,531           768,521
  Cash held in trust                                              (35,728)               --           (52,838)               --
  Deferred charges                                                    159               (53)               --            (2,536)
-------------------------------------------------------------------------------------------------------------------------------
                                                               15,300,975           375,281        13,932,082        (1,303,222)
-------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                7,530,473           909,068         6,665,776           316,191

CASH AND CASH
  EQUIVALENTS, beginning of period                              1,190,365           430,048         2,055,062         1,022,925
-------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH
  EQUIVALENTS, end of period                                 $  8,720,838      $  1,339,116      $  8,720,838      $  1,339,116
===============================================================================================================================


See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Schedules of Consolidated General and Administrative Expense
(unaudited)

===================================================================================
                           Three months ended June 30,    Six months ended June 30,
                               1997           1996           1997           1996
-----------------------------------------------------------------------------------
Consultants                  $207,170       $166,181       $384,227       $318,213
Office expense                 96,703         32,931        202,404        112,342
Legal, audit and tax           96,387         64,448        112,149        120,614
Investor communication         59,318        116,175         90,866        149,229
Public listing                  5,662          5,351         30,887         29,348
Office rent                    28,358         27,641         49,457         41,660
Travel                         21,937         33,329         39,313         65,251
Directors                       1,479             --          2,701             --
-----------------------------------------------------------------------------------
                             $517,014       $446,056       $912,004       $836,657
===================================================================================














================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
June 30, 1997
(unaudited)

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

        The consolidated financial statements included herein as of June 30, 1997, and for the three and six month periods ended June 30, 1997 and 1996 are unaudited. Management has reflected all adjustments, consisting of normal and recurring adjustments, which it believes are necessary to present fairly the financial position as at June 30, 1997 and the results of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996.

        The consolidated financial statements are presented in accordance with generally accepted accounting principles applicable in Canada and expressed in Canadian dollars. Except as disclosed in Note 6, these financial statements conform, in all material respects, with generally accepted accounting principles in the United States.

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

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
June 30, 1997
(unaudited)

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

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
June 30, 1997
(unaudited)

--------------------------------------------------------------------------------


2.  SALE OF CANADIAN PETROLEUM AND NATURAL GAS INTERESTS

        On May 30, 1997 the Company closed the sale of a substantial portion of its Canadian petroleum and natural gas interests for cash proceeds of $16,750,000. Previously reported interim results for March 31, 1997 have been restated to exclude the operating results of the Canadian petroleum and natural gas interests from January 1, 1997, the effective date of the disposition.

        The following pro-forma summary presents comparative consolidated results of operations as if the disposition had occurred at the beginning of 1996:



        ------------------------------------------------------------------------------------------------
                                              Three months ended June 30,     Six months ended June 30,
                                                 1997            1996            1997            1996
        ------------------------------------------------------------------------------------------------
        Petroleum and natural gas sales       $2,109,034      $1,878,431      $4,575,682      $4,284,345
        Net income (loss) for the period         211,235         324,822         405,712         566,070
        Income per share                            0.02            0.03            0.04            0.05
        ------------------------------------------------------------------------------------------------

        These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the disposition been made as of these dates or of results which may occur in the future.

3.  PETROLEUM AND NATURAL GAS INTERESTS


        -------------------------------------------------------------------------------------
                                                                 June 30,        December 31,
                                                                   1997              1996
        -------------------------------------------------------------------------------------
        Petroleum and natural gas interests                    $ 34,618,222      $ 50,200,530
        Other equipment                                             186,213           176,271
        -------------------------------------------------------------------------------------
                                                                 34,804,435        50,376,801
        Accumulated depreciation, depletion and write-offs      (14,589,171)      (15,612,451)
        -------------------------------------------------------------------------------------
                                                               $ 20,215,264      $ 34,764,350
        -------------------------------------------------------------------------------------

        As at June 30, 1997, unproved properties with capitalized costs of $2,439,873 (December 31 - $4,441,055) were not subject to depletion. It is expected that these properties will be evaluated over the next one to three years.

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
June 30, 1997
(unaudited)

--------------------------------------------------------------------------------


4.  SHARE CAPITAL

    (a) Issued


        --------------------------------------------------------------------------------------
                                                                   Number of         Capital
                                                                    Shares            Stock
        --------------------------------------------------------------------------------------
        Balance at December 31, 1996                              11,318,894      $ 31,790,695

        In lieu of consulting fees                                     3,552            12,894
        Shares repurchased and canceled under Normal Course
        Issuer Bid                                                  (119,100)         (372,465)
        --------------------------------------------------------------------------------------
        Balance at June 30, 1997                                  11,203,346      $ 31,431,124
        --------------------------------------------------------------------------------------

        Subsequent to June 30, 1997, 776 common shares were issued for cash proceeds of $1,815 in lieu of consulting fees and 203,300 shares were purchased for $548,278 under the Company's Normal Course Issuer Bid. As of August 6, 1997, shares outstanding were 11,000,822.

    (b) Reserved in respect of options


        ----------------------------------------------------------------------------
                                                     Exercise          Exercisable
                   Holder                Number        Price           On or Before
        ----------------------------------------------------------------------------
        Company directors and employees   193,000      $3.50           April 3, 1998
                                           50,000      $3.55           April 3, 1998
                                          105,000      $4.05           July 25, 1999
                                          525,000      $4.15           June 12, 1999
                                           50,000      $3.50            June 2, 1999
        Non-related persons               120,000      $3.50           April 3, 1998
                                          125,000      $3.50            June 2, 1999
        ----------------------------------------------------------------------------
                                        1,168,000
        ----------------------------------------------------------------------------

    (c) Net income (loss) per share

        Net income (loss) per share has been calculated based on the following weighted average numbers of shares outstanding:


        ------------------------------------------------------------------------------
                                                        June 30, 1997    June 30, 1996
        ------------------------------------------------------------------------------
        Weighted average number of shares                11,299,685       10,683,890
        ------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
June 30, 1997
(unaudited)

--------------------------------------------------------------------------------


5.  RELATED PARTY TRANSACTIONS

    In the six months ended June 30, 1997, the Company was charged consulting expenses of $267,690 (1996 - $183,565) by companies related by virtue of common directors. Office expense includes $58,800 paid to a related company.

6. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

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

        Net operating losses                                $ 8,911,000
        Petroleum and natural gas interests                  (4,977,000)
        ---------------------------------------------------------------
        Net deferred tax assets                               3,934,000
        Less valuation allowance                             (3,934,000)
        ---------------------------------------------------------------
        Deferred tax assets, net of valuation allowance     $        --
        ---------------------------------------------------------------

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

    (b) Consolidated statements of changes in financial position

        Under United States accounting principles, the following items are not considered to be cash items and would not appear in the consolidated statements of changes in financial position:

        (i) the conversion of debentures; and

        (ii) the issuance of shares on settlement of consulting fees and directors fees payable.

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
June 30, 1997
(unaudited)

--------------------------------------------------------------------------------


        As a result, cash flows from operating, financing and investing activities would be presented as follows under United States accounting principles:

          ---------------------------------------------------------------------------------------
                                   Three Months Ended June 30,        Six Months Ended June 30,
                                       1997            1996             1997            1996
          ---------------------------------------------------------------------------------------
          Cash flows from:
          Operating activities     $  (864,072)      $(276,601)      $  (303,001)    $   473,590
          Financing activities      (6,906,430)        810,388        (6,963,305)      1,145,823
          Investing activities      15,300,995         375,281        13,932,082      (1,303,222)
          ---------------------------------------------------------------------------------------
          Increase in cash         $ 7,530,473       $ 909,068       $ 6,665,776     $   316,191
          ---------------------------------------------------------------------------------------

        Under United States accounting principals the following supplementary cash flow information would be disclosed:


        -----------------------------------------------------------------------------------
                                  Three Months Ended June 30,     Six Months Ended June 30,
                                    1997               1996         1997            1996
        -----------------------------------------------------------------------------------
        Interest Paid             $ 58,836           $182,217     $143,244        $310,975
        Income Taxes Paid               --                 --           --              --
        -----------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles. The value of the U.S. Dollar in relation to the Canadian Dollar was U.S. $1.38669 as at August 6, 1997.


----------------------------------------------------------------------------------------------------
Working Interest                   Quarter Ended June 30                          1997          1997
----------------------------------------------------------------------------------------------------
                                               1996           1996            Increase    Percentage
                                                USA       Canadian       (Decrease) in      Increase
CDN$                              1997   Operations     Operations      USA Operations    (Decrease)
----------------------------------------------------------------------------------------------------
Volume
  Natural Gas (mcf)            327,900      347,725        399,660            (19,825)          (6%)
  Oil (bbls)                    40,412       22,959          9,682              17,483           76%
Average Price per Unit
CDN
  Natural Gas (mcf)               $  -         $  -          $1.19                 N/A           N/A
  Oil (bbls)                      $  -         $  -         $26.70                 N/A           N/A
USA
  Natural Gas (mcf)              $3.10        $3.49           $  -             $(0.39)         (11%)
  Oil (bbls)                    $27.01       $28.93           $  -             $(1.92)          (7%)
Gross Revenue,
  Natural Gas               $1,017,642   $1,214,299       $474,877          $(196,657)         (16%)
  Oil                       $1,091,392     $664,132       $258,476            $427,260           64%
----------------------------------------------------------------------------------------------------
Total Revenue               $2,109,034   $1,878,431       $733,353           $230,603
----------------------------------------------------------------------------------------------------
Earnings, before Interest,
 depletion, amortization
 and taxes ("EBITDA")
 per Share                       $0.06        $0.08          $0.04             $(0.02)         (25%)
----------------------------------------------------------------------------------------------------
Income per Share                 $0.02        $0.03          $   -             $(0.01)         (33%)
----------------------------------------------------------------------------------------------------

OVERVIEW

GENERAL - SALE OF CANADIAN ASSETS

On May 30, 1997, the Company closed the sale of a substantial portion of its Canadian petroleum and natural gas interests for cash proceeds of $16,750,000. The sale was effective retroactively to January 1, 1997. The Company used the proceeds in the quarter to repay $6.7 million in bank debt, expend $1.8 million in its United States capital program and increase its working capital by $8.3 million.

Reference should be made to Note 2 of the Notes to the Consolidated Financial Statements as provided in Part I of this report.

Previously reported interim results for March 31, 1997 have been restated to exclude the operating results of the Canadian petroleum and natural gas interests from January 1, 1997, the effective date of the disposition.






                                       -13

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

The results for the second quarter of 1997 reflect disposition of the Canadian operations. Previously reported interim results for March 31, 1997 have been restated to exclude the operating results of the Canadian petroleum and natural gas interests from January 1, 1997, the effective date of the disposition. Reference should be made to Note 2 of the Consolidated Financial Statements as provided in Part I, Item 1 of this report.

After accounting for the effect of the restating first quarter 1997 operating results, gross revenue declined by $357,614 due to lower commodity prices. The average wellhead price fell for the U.S. operations from $3.49 per mcf to $3.10 per mcf for natural gas and from $28.93 per barrel to $27.01 per barrel for oil between the first quarter and second quarter of 1997. Average daily U.S. production increased moderately to 804 BOE per day in the second quarter 1997 from 758 BOE per day in the first quarter of 1997. Oil production accounts for 55% of the Company's output in 1997.

Earnings before interest, depletion, depreciation and taxes ("EBITDA") showed a decline of 50% to $657,409 from $1,307,985 in 1996. EBITDA on a per share basis was $0.06 per share down from $0.12 per share in 1996. Canadian operations, now sold, had contributed $0.04 per share to EBITDA in the second quarter of 1996.

The Company posted net income of $211,235 or $0.02 per share for the second quarter of 1997 as compared to $247,602 or $0.03 per share in the same period of 1996. The gain on the sale of Canadian petroleum and natural gas interests of $701,351 is included in net income, and is offset by estimated taxes related to the transaction of $260,000.

The weighted average number of shares was 11,299,685 shares as at June 30, 1997 as compared to 10,683,890 as at June 30, 1996. At August 6, 1997 11,000,822
shares were issued and outstanding.

OPERATING REVENUES.

Gross revenue from U.S. operations increased $230,603 or 11% to $2,109,034 in the second quarter of 1997 from $1,878,431 in 1996. Canadian operations, now sold, had contributed $733,353 in revenue to the second quarter of 1996.

Operating income declined from $1,754,041 in 1996 to $1,174,423 in 1997. The elimination of Canadian operations account for $403,370 of the total decline of $594,893. The remainder is due to higher U.S. operating expenses.

OPERATING EXPENSES.

Oil and natural gas operating expenses declined to $253,741 in 1997 from $328,480 in the second quarter of 1996. On a BOE basis, converting gas to its equivalent barrels at a ratio of 10 mcf equals 1 barrel, operating expenses increased to $3.10 per BOE in 1997 from $2.89 per BOE in 1996, an increase of $0.21 per BOE. This change represents a $196,488 increase ($1.22 per BOE) in U.S. operating costs from the same period last year and reflects the September, 1996 acquisition of low productivity gas wells at Valentine which have a high operating cost on a BOE basis. This increase was offset by the elimination of high cost Canadian operations which operated at $4.18 per BOE in 1996. The Company also paid $56,904 in Louisiana franchise taxes in the quarter which were booked to operating expenses.

INTEREST AND OTHER INCOME.

Interest expense and bank charges decreased to $58,836 in the first quarter of 1997 as compared to $182,217 in the same period of 1996, a decrease of 68%. This change is due to a payout of the bank loans at the end of May, 1997.

DEPLETION, DEPRECIATION AND AMORTIZATION.

Depletion and depreciation was $828,795 in the second quarter of 1997 as compared to $846,241 a year earlier, representing a decrease of $20,446. On a BOE basis the 1997 expenses were $9.28 per BOE as compared to $9.69 per BOE for the U.S. operations in the first quarter of 1997 and $6.08 per BOE in the second quarter of 1996 (this calculation is based on 6 mcf equals 1 barrel which is the 1996 full fiscal year depletion and depreciation rate of the energy equivalent).



                                       -14

The amortization expense of $17,083 is identical to a year earlier as it reflects the amortization of costs on a straight line basis.

GENERAL AND ADMINISTRATIVE EXPENSE.

General and administrative expenses of $517,083 reflect an increase of 16% from $446,056 a year earlier, on a BOE basis, converting gas to its equivalent barrels at a ratio of 10 mcf equals 1 barrel, general and administrative expenses increased to $7.06 per BOE as compared to $4.15 per BOE in 1996 an increase of 70%. This increase is due to the disposition of the Canadian operations which represented 46% of the production base in the second quarter of 1996.

BALANCE SHEET

The sale of the Canadian operations have made a significant impact on the balance sheet. Total assets as at June 30, 1997 were $33,421,251 as compared to $41,261,634 a year earlier and $41,383,801 as at March 31, 1997. Working capital was $10,178,089 as compared to $1,825,602 as at March 31, 1997. Additionally, bank debt has been reduced from $6,884,887 to $138,050 ($100,000 U.S.).
Shareholders equity fell to $31,518,569 from $31,598,996 at the end of the first quarter 1997. This reduction is a result of the share buyback program wherein the Company purchased 193,000 shares for consideration of $372,465 to June 30, 1997 and as of the date of this report an additional 203,300 shares have been purchased for $548,278 representing $2.70 per share.

CERTAIN OF THE FOREGOING STATEMENTS MAY BE DEEMED "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES EXCHANGE ACT OF 1934. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. CERTAIN RISKS AND UNCERTAINTIES INHERENT IN THE COMPANY'S BUSINESS ARE SET FORTH IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE RISKS INCLUDE PRICE CHANGES FOR OIL AND GAS, RISKS REGARDING ESTIMATES OF RESERVES, PRODUCTION RISKS, GOVERNMENTAL REGULATIONS AND GENERAL RISKS REGARDING THE EXPLORATION FOR, AND THE PRODUCTION OF, OIL AND GAS RESERVES.








                                       -15

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

All resolutions presented at the Annual General Meeting of shareholders held on May 29, 1997 were adopted. The Proxy Statement, Notice of Annual General Meeting, and Information Circular were attached as exhibits to from 10Q filed on May 14, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

The Company reported in a press release dated May 30, 1997 that it had closed the sale of a substantial portion of its Canadian petroleum assets for $16.8 million. The effective date for accounting purposes is January 1, 1997. As a result, the Company no longer has any oil and gas exploitation, exploration or development activity in Canada.

Attached is the Form 8-K filed May 30, 1997 with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  OPTIMA PETROLEUM CORPORATION AND SUBSIDIARIES
                                  (Registrant)




Date: August 13, 1997                  By:  /s/ R.L. Hodgkinson
                                            Robert L. Hodgkinson
                                            President - CEO

                                       By:  /s/ R.P. Bourgeois
                                            Ronald P. Bourgeois
                                            Chief Financial Officer - Secretary