Form 10-Q
period 1997-09-30
OPTIMA PETROLEUM CORP
filed 1997-11-14
CIK 872248

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                         -------------------------------




               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: September 30, 1997      Commission file number: 019020



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

Yes [X]    No [ ].



Number of shares of Common Stock outstanding at November 7, 1997      11,001,346

                          OPTIMA PETROLEUM CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX


PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS................................................ 3

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................13


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................15

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
OPTIMA PETROLEUM CORPORATION

Consolidated Balance Sheets


                                                                         September 30          December 31
                                                                             1997                 1996
                                                                        --------------       --------------
ASSETS                                                                    (unaudited)           (audited)

CURRENT
  Cash and cash equivalents                                             $    6,946,802       $    2,055,062
  Cash held in trust - current                                                 249,168                   --
  Accounts receivable                                                        2,168,145            2,516,578
  Note receivable - current portion                                            125,376              124,423
                                                                        --------------       --------------
                                                                             9,489,491            4,696,063
OTHER
  Cash held in trust - long term                                               691,281              638,142
  Advances to operators                                                        584,553              468,864
  Note receivable - long term portion                                          250,753              373,269
  Petroleum and natural gas interests, full cost method (Note 3)            20,659,523           34,764,350
  Deferred charges                                                             222,733              273,980
                                                                        --------------       --------------
                                                                        $   31,898,334       $   41,214,668
                                                                        ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                              $      916,255       $    2,676,605
  Current portion of long-term debt                                                 --              730,947
                                                                        --------------       --------------
                                                                               916,255            3,407,552

LONG-TERM DEBT                                                                 138,110            6,119,670

SITE RESTORATION AND ABANDONMENT                                               200,505              215,018

SHAREHOLDERS' EQUITY
  Share capital (Note 4)
    Authorized 100,000,000 common shares
    Issued 11,000,846 (1996 - 11,318,894) common shares                     30,886,244           31,790,695
  Contributed surplus                                                          608,222              608,222
  Deficit                                                                     (851,002)            (926,489)
                                                                        --------------       --------------
                                                                            30,643,464           31,472,428
                                                                        --------------       --------------
                                                                        $   31,898,334       $   41,214,668
                                                                        ==============       ==============


See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Operations and Deficit
(unaudited)


                                                  Three months ended September 30,        Nine months ended September 30,
                                                      1997                1996                1997                1996
                                                  -----------         -----------         -----------         -----------

OPERATING INCOME

  Petroleum and natural gas sales                 $ 1,892,262         $ 3,094,028         $ 6,467,944         $ 8,972,277
  Royalties and production taxes                      809,067             639,256           2,220,222           1,917,765
  Operating costs                                     251,917             353,358             691,157           1,016,952
                                                  -----------         -----------         -----------         -----------
                                                      831,278           2,101,414           3,556,565           6,037,560

EXPENSES

  General and administrative (Schedule)               384,863             396,817           1,296,867           1,233,474
                                                  -----------         -----------         -----------         -----------

EARNINGS BEFORE INTEREST,
  DEPLETION, DEPRECIATION,
    AMORTIZATION AND INCOME TAXES                     446,415           1,704,597           2,259,698           4,804,086


  Gain on sale of Canadian petroleum
    and natural gas interests (Note 2)                117,937                  --            (583,414)                 --
  Interest revenue                                    (95,775)             (5,374)           (157,046)            (15,529)
  Depletion and depreciation                          716,417           1,196,122           2,411,212           3,341,603
  Interest and bank charges                             1,538             163,741             144,782             474,716
  Amortization of deferred financing costs             17,082              17,094              51,247              51,247
  Foreign exchange loss                                18,250               3,312              56,239               6,905
                                                  -----------         -----------         -----------         -----------

NET INCOME
  BEFORE INCOME TAXES                                (329,034)            329,702             336,678             945,144

INCOME TAXES                                            1,191                  --             261,191              20,104
                                                  -----------         -----------         -----------         -----------

NET INCOME (LOSS) FOR THE PERIOD                     (330,225)            329,702              75,487             925,040

DEFICIT, beginning of period                         (520,777)           (559,724)           (926,489)         (1,155,062)

                                                  -----------         -----------         -----------         -----------
DEFICIT, end of period                            $  (851,002)        $  (230,022)        $  (851,002)        $  (230,022)
                                                  ===========         ===========         ===========         ===========

INCOME (LOSS) PER SHARE                           $     (0.03)        $      0.03         $      0.01         $      0.09
                                                  ===========         ===========         ===========         ===========


See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Changes In Financial Position
(unaudited)


                                                Three months ended September 30,          Nine months ended September 30,
                                                    1997                 1996                 1997                 1996
                                                ------------         ------------         ------------         ------------
                                                                         CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Income (loss) for the period                    $   (330,225)        $    329,702         $     75,487         $    925,040
  Items not involving cash
    Gain on sale of Canadian petroleum
      and natural gas interests (net of              119,128                   --             (322,223)                  --
    Depletion, depreciation and amortiza             733,499            1,213,216            2,462,459            3,392,850
                                                ------------         ------------         ------------         ------------
                                                     522,402            1,542,918            2,215,723            4,317,890
  Changes in non-cash working capital:
    Accounts receivable                              727,911              399,365              348,433           (2,243,238)
    Accounts payable and accrued liabili            (647,872)            (132,208)          (1,760,350)            (297,421)
    Net working capital
      adjustments on sale of Canadian
        petroleum and natural gas intere            (119,128)                  --             (636,388)                  --
    Debenture receivable                                  --                   --                   --              493,874
                                                ------------         ------------         ------------         ------------
                                                     483,313            1,810,075              167,418            2,271,105
                                                ------------         ------------         ------------         ------------

FINANCING ACTIVITIES
  Issue (repurchase) of
    common shares (net of expenses)                 (544,880)             374,666             (904,451)           1,858,403
  Repayment of bank debt                                  60             (175,353)          (6,712,507)              (5,520)
  Collection of note receivable                         (164)                 654              121,563             (494,533)
                                                ------------         ------------         ------------         ------------
                                                    (544,984)             199,967           (7,495,395)           1,358,350
                                                ------------         ------------         ------------         ------------

INVESTING ACTIVITIES
  Proceeds from the sale of
    petroleum and natural gas interests                   --                   56           16,750,000            1,179,681
  Petroleum and natural gas interests             (1,160,676)            (950,536)          (4,112,287)          (4,199,368)
  Advances to operators                             (302,220)            (957,979)            (115,689)            (189,458)
  Cash held in trust                                (249,469)                  --             (302,307)                  --
  Deferred charges                                        --                 (112)                  --               (2,648)
                                                ------------         ------------         ------------         ------------
                                                  (1,712,365)          (1,908,571)          12,219,717           (3,211,793)
                                                ------------         ------------         ------------         ------------

INCREASE (DECREASE) IN CASH                       (1,774,036)             101,471            4,891,740              417,662

CASH AND CASH
  EQUIVALENTS, beginning of period                 8,720,838            1,339,116            2,055,062            1,022,925
                                                ------------         ------------         ------------         ------------

CASH AND CASH
  EQUIVALENTS, end of period                    $  6,946,802         $  1,440,587         $  6,946,802         $  1,440,587
                                                ============         ============         ============         ============


See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Schedules of Consolidated General and Administrative Expense
(unaudited)


                            Three months ended September 30,      Nine months ended September 30,
                                 1997              1996              1997              1996
                              ----------        ----------        ----------        ----------

Consultants                   $  180,025        $  180,805        $  564,252        $  499,018
Office expense                    74,291            63,771           276,695           176,113
Legal, audit and tax              36,752            30,767           148,901           151,381
Investor communication            46,989            31,059           137,855           180,288
Public listing                     1,421             4,073            32,308            33,421
Office rent                       31,571            17,211            81,028            58,871
Travel                            12,899            62,626            52,212           127,877
Directors                            915             6,505             3,616             6,505

                              ----------        ----------        ----------        ----------
                              $  384,863        $  396,817        $1,296,867        $1,233,474
                              ==========        ==========        ==========        ==========

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
September 30, 1997
(unaudited)


1.    SIGNIFICANT ACCOUNTING POLICIES

      (a)   Basis of presentation

            The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

            The consolidated financial statements included herein as of September 30, 1997, and for the three and nine month periods ended September 30, 1997 and 1996 are unaudited. Management has reflected all adjustments, consisting of normal and recurring adjustments, which it believes are necessary to present fairly the financial position as at September 30, 1997 and the results of operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996.

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

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
September 30, 1997
(unaudited)


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

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
September 30, 1997
(unaudited)


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

      The following pro-forma summary presents comparative consolidated results of operations as if the disposition had occurred at the beginning of 1996:


                                               Three months ended                    Nine months ended
                                                  September 30,                         September 30,
                                            1997                1996               1997               1996
                                        -----------         -----------        -----------        -----------
Petroleum and natural gas sales         $ 1,892,262         $ 2,464,937        $ 6,467,944        $ 6,749,282
Net income (loss) for the period           (330,225)            354,908             75,487            920,978
Income (loss) per share                       (0.03)               0.04               0.01               0.09
                                        ===========         ===========        ===========        ===========


      These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the disposition been made as of these dates or of results which may occur in the future.

3.    PETROLEUM AND NATURAL GAS INTERESTS


                                                            September 30,   December 31,
                                                              1997                 1996
                                                          ------------         ------------
Petroleum and natural gas interests                       $ 35,760,257         $ 50,200,530
Other equipment                                                204,854              176,271
                                                          ------------         ------------
                                                            35,965,111           50,376,801
Accumulated depreciation, depletion and write-offs         (15,305,588)         (15,612,451)
                                                          ------------         ------------
                                                          $ 20,659,523         $ 34,764,350
                                                          ============         ============


      As at September 30, 1997, unproved properties with capitalized costs of $2,576,311 (December 31 - $4,441,055) were not subject to depletion. It is expected that these properties will be evaluated over the next one to three years.

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
September 30, 1997
(unaudited)


4.    SHARE CAPITAL

      (a)   Issued

                                                       Number of              Capital
                                                         Shares                Stock
                                                       ----------           -----------
Balance at December 31, 1996                           11,318,894           $31,790,695

In lieu of consulting fees                                  5,052                18,339
Shares repurchased and
canceled under Normal Course Issuer Bid                  (323,100)             (922,790)
                                                       ----------           -----------

Balance at September 30, 1997                          11,000,846           $30,886,244
                                                       ==========           ===========


            Subsequent to September 30, 1997, 500 common shares were issued for cash proceeds of $1,815 in lieu of consulting fees.


      (b)   Reserved in respect of options

                                               Exercise          Exercisable
             Holder                 Number       Price          On or Before
-------------------------------   ---------    --------         -------------
Company directors and employees     193,000      $3.50          April 3, 1998
                                     50,000      $3.55          April 3, 1998
                                    100,000      $4.05          July 25, 1999
                                    525,000      $4.15          June 12, 1999
                                     50,000      $3.50           June 2, 1999
Non-related persons                 120,000      $3.50          April 3, 1998
                                    125,000      $3.50           June 2, 1999
                                  ---------    --------         -------------
                                  1,163,000
                                  =========


      (c)   Net income (loss) per share

            Net income (loss) per share has been calculated based on the following weighted average numbers of shares outstanding:


                                            September 30,       September 30,
                                                 1997                1996
                                            -------------       -------------
Weighted average number of shares             11,212,969          10,816,953
                                              ==========          ==========

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
September 30, 1997
(unaudited)


5.    RELATED PARTY TRANSACTIONS

      In the nine months ended September 30, 1997, the Company was charged consulting expenses of $313,335 (1996 - $282,150) by companies related by virtue of common directors. Office expense includes $88,200 paid to a related company.

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

            Net operating losses                                 $ 8,911,000
            Petroleum and natural gas interests                   (4,977,000)
                                                                 ------------
            Net deferred tax assets                                3,934,000
            Less valuation allowance                              (3,934,000)
                                                                 ------------
            Deferred tax assets, net of valuation allowance      $     -
                                                                 ============


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

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
September 30, 1997
(unaudited)


As a result, cash flows from operating, financing and investing activities would be presented as follows under United States accounting principles:


                              Three Months Ended September 30,           Nine Months Ended September 30,
                                  1997                 1996                 1997                 1996
                              ------------         ------------         ------------         ------------

Cash flows from:
  Operating activities        $    488,758         $  1,824,595         $    185,757         $  2,298,185
  Financing activities            (550,429)             185,447           (7,513,734)           1,331,270
  Investing activities          (1,712,365)          (1,908,571)          12,219,717           (3,211,793)
                              ------------         ------------         ------------         ------------
Increase
  (decrease)  in cash         $ (1,774,036)        $    101,471         $  4,891,740         $    417,662
                              ============         ============         ============         ============


Under United States accounting principals the following supplementary cash flow information would be disclosed:


                       Three Months Ended September 30,      Nine Months Ended September 30,
                             1997            1996                  1997           1996
                       ------------       ------------       ------------       ------------
Interest paid          $      1,538       $    163,741       $    144,782       $    474,716
                       ============       ============       ============       ============

Income tax paid        $      1,191                 --       $    261,191       $     20,104
                       ============       ============       ============       ============

                    PART I - FINANCIAL INFORMATION CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles. The value of the U.S. Dollar in relation to the Canadian Dollar was U.S. $1.4073 as at November 7, 1997.


Working Interest                             Quarter Ended September 30                         1997                  1997
----------------                  --------------------------------------------------       --------------         -----------
                                                             1996               1996             Increase          Percentage
                                                              USA           Canadian        (Decrease) in            Increase
CDN$                                  1997             Operations         Operations       USA Operations          (Decrease)
                                  -----------         -----------        -----------       --------------         -----------

Volume
  Natural Gas (mcf)                   287,952             418,853            392,688            (130,901)                (31%)
  Oil (bbls)                           33,010              34,150              5,324              (1,140)                 (3%)
Average Price per Unit
CDN
  Natural Gas (mcf)               $        --         $        --        $      1.18                 N/A                 N/A
  Oil (bbls)                      $        --         $        --        $     31.22                 N/A                 N/A
USA
  Natural Gas (mcf)               $      3.49         $      3.45        $        --         $      0.04                   1%
  Oil (bbls)                      $     26.90         $     29.86        $        --         $     (2.96)                (10%)
Gross Revenue,
  Natural Gas                     $ 1,004,168         $ 1,445,231        $   462,875         $  (441,063)                (31%)
  Oil                             $   888,094         $ 1,019,706        $   166,216         $  (131,612)                (16%)

                                  -----------         -----------        -----------         -----------          -----------
Total Revenue                     $ 1,892,262         $ 2,464,937        $   629,091         $  (572,675)
                                  ===========         ===========        ===========         ===========          ===========

Earnings, before Interest,
 depletion, amortization
 and taxes ("EBITDA")
 per Share                        $      0.04         $      0.11        $      0.04         $     (0.07)                (63%)
                                  ===========         ===========        ===========         ===========          ===========

Income(Loss) per Share            $     (0.03)        $      0.04        $     (0.01)        $     (0.07)                N/A
                                  ===========         ===========        ===========         ===========          ===========


References to "BOE" in the analysis below mean barrels of oil equivalent. For the purposes of this discussion BOE is calculated by converting gas to equivalent barrels at a ration of 6 mcf per barrel.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

The following discussion reflects the disposition of a substantial portion of the Company's Canadian petroleum and natural gas interests. For clarity, the Company's remaining U.S. operations are analyzed against comparative U.S. operations for the same quarter in the previous year.

In comparing the quarters ended September 30, 1997 and 1996, the disposition accounted for a sale of the Canadian operations accounts for a reduction of $692,091 in total revenue, $461,582 in cash flow and 70,772 BOE of production.

For information concerning the disposition, reference should be made to Note 2 of the Consolidated Financial Statements as provided in Part I of this report.

OVERVIEW

An comparison of EBITDA between U.S. operations showed a decline of 74% from $1,243,015 to $446, 415 (from $0.11 to $0.04 per share) due to operating revenue declines combined with a $225,000 retroactive adjustment to royalties booked in the quarter.

Income per share for the U.S. operations also decreased by $0.07 per share from the 1996 third quarter to the 1997 third quarter, or from net income of $329,702 to a net loss of $(329,034). The gain on the sale of Canadian petroleum and natural gas interests was adjusted downward due to the payment of unanticipated Canadian crown royalty adjustments for the 1994-96 period.

The weighted average number of shares was 11,212,969 at September 30, 1997 as compared to 10,816,953 at September 30, 1996.

OPERATING REVENUES

A 130,901 mcf decrease in gas volumes in the U.S. is responsible for 78% of the $572,675 decrease in total revenue. The remaining decrease results from a $2.96 decrease in U.S. oil prices between the 1997 and 1996 third quarters. Additionally, delays in our development drilling program at Backridge and East Haynesville have resulted in new producing wells not coming onstream until the latter part of the fourth quarter, 1997.

Oil production accounts for 54% of the Companies output in the quarter, as compared to 45% in the prior year.

OPERATING EXPENSES

Comparative operating costs in the U.S. operations increased 35% from $186,415 in the third quarter of 1996. These costs were $2.85 per BOE in the quarter in 1997 as compared to $1.79 per BOE in 1996. The increases are attributable to workovers performed in the Company's Valentine properties in the quarter.

INTEREST EXPENSE

Interest and bank charges decreased to $1,538 in the third quarter of 1997 from $163,741 in the same period in 1996, a decrease of 99%. The change is due to a payout of the bank loans at the end of May 1997.

DEPLETION, DEPRECIATION AND AMORTIZATION

The decrease in depletion and depreciation for the quarter reflects decreased production volumes. On a BOE basis, the 1997 quarter's expense was $8.84 per BOE as compared to $7.65 per BOE in the U.S. last year. Depletion and depreciation in the U.S. for the year ended December 31, 1996 was $9.57 per BOE.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses for the quarter decreased 4% to $384,863 as compared to the third quarter of 1996. Due production decreases, and to the disposal of 37% of the production base in the third quarter of 1996, administrative costs increased from $2.27 per BOE in 1996 to $4.35 per BOE in 1997.

BALANCE SHEET

The sale of the Canadian operations has made a significant impact on the balance sheet. Total assets at September 30, 1997 were $31, 898,334 as compared to $41,214,668 a year earlier and $33,421,251 as at June 30, 1997. Working capital was $8,573,236 at the end of the third quarter of 1997 as compared to $2,917,301 a year earlier. Property additions and drilling costs of $1,160,676 and along with the repurchase of 204,000 common shares for $544,880 reduced working capital by $1,604,823 as compared to June 30, 1997. To date, a total of 350,000 common shares have been repurchases at an average cost of $2.92 per share.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

There was no Form 8-K filed during the quarter ended September 30, 1997.

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