Form 10-K
period 1997-12-31
OPTIMA PETROLEUM CORP
filed 1998-03-31
CIK 872248

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                         -------------------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

 For the fiscal year ended: December 31, 1997    Commission file number: 019020


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 17 , 1998 as reported on NASDAQ National Market System was approximately U.S.$8,409,524 Shares of Common Stock held by each senior officer and director and by each person who owns 5% or more of outstanding Common Stock have been excluded in that such person may be deemed to be affiliated. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As at March 17 , 1998, Registrant had outstanding 11,002,346 shares of Common Stock.

                          OPTIMA PETROLEUM CORPORATION
                               INDEX TO FORM 10-K

                                     PART I

ITEM 1.  BUSINESS.............................................................3

ITEM 2.  PROPERTIES..........................................................12

ITEM 3.  LEGAL PROCEEDINGS...................................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS....................................................13

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.....................................13

ITEM 6.  SELECTED FINANCIAL DATA.............................................15

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS..........................................................16

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE................................................21

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT...................................................21

ITEM 11. EXECUTIVE COMPENSATION..............................................24

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT...............................................25

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................27

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K.............................................27

ITEM 15. SIGNATURES..........................................................29

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

         Effective December 1, 1992, the Company acquired through Optima US, from a director of the Company, a 100 percent interest in the common shares of Arenosa Resource Corporation ("Arenosa"), a company engaged in oil and gas exploration and production. Arenosa was acquired at fair value as determined by a December 1, 1992 reserve evaluation prepared by independent engineers and was approved by the shareholders. Arenosa was subsequently amalgamated into Optima US.

         On September 8, 1995 the Company acquired 100% of the shares of Roxbury Capital Corp. pursuant to a plan of arrangement under the CBCA. The purchase of Roxbury Capital Corp. was accounted for as an acquisition at a consideration of $6,186,272 in exchange for 1,374,727 common shares ($4.50 per share).

         Optima participates primarily as a working interest holder, in numerous oil and gas prospects which are operated either by itself or by third parties. By funding its proportionate share of drilling costs of a successfully completed well, Optima earns an interest in the well and in the related acreage, based on the terms of the applicable participation agreement.

         The Company's oil and gas interests as at December 31, 1997 are described under Item 2 on page(s) 12-13. Canadian property interests are held by the Company and U.S. property interest by Optima U.S. Unless otherwise indicated all acquisitions or dispositions referred to in this section and elsewhere in this document have been negotiated on an arm's length basis.

         The Company's financial statements are stated in Canadian dollars (CDN$) and are prepared in accordance with Canadian generally accepted accounting principals ("GAAP"); reconciliations to U.S. GAAP are contained in footnotes to the financial statements. The value of the U.S. Dollar in relation to the Canadian Dollar was $1.00 U.S. equal to $1.4165 CDN as at March 17, 1998.

BUSINESS STRATEGY

         During fiscal 1997, the Company closed the sale of a substantial portion of its Canadian petroleum and natural gas interests for cash proceeds of $16,750,000 which was utilized to eliminate bank debt and focus solely on U.S. exploration.

EXPLORATION STRATEGY

         The Company's exploration strategy is based on the identification and development of exploratory prospects to achieve reserve growth and to establish long term increased cash flow. Prospect selection criteria require that each prospect has the minimum potential for the discovery of 5,000,000 barrels of oil or 50 billion cubic feet of natural gas to the 100% working interest. The Company looks to acquire a significant ownership interest of between 25% and 50%.

         Prospects are identified and developed in conjunction with industry partners. The primary area of focus is the onshore Gulf Coast of Louisiana, USA. The Company believes that substantial oil and natural gas reserves can be established through the utilization of 3-D seismic and CAEX technology with specific applications in the Gulf Coast of Louisiana. The application of the sophisticated tools by experienced industry specialists can identify prospects with multiple productive zones, maximize the probability of success and mitigate the risk of dry holes.

         The Company's philosophy is to participate in the generation of the exploration prospects with its industry partners. The actual operation of the drilling and development programs in respect of the Gulf Coast is vested with local partners. The Company operates its major Canadian properties.

OIL AND NATURAL GAS RESERVES

         Substantially all of the Company's oil and natural gas reserves are located in the state of Louisiana, USA. The Meridian Resources Joint Venture was evaluated by Ryder Scott Company whereas the remaining U.S. properties were evaluated by Laroche Petroleum Consultants Ltd. Both independent evaluations ("Evaluation Reports") were effective December 31, 1997. Commencing in 1995, the Company retained Ryder Scott Company to evaluate the TMR Joint Venture and had retained the Scotia Group, Inc. to evaluate solely the Elm Grove property. AMH Group Ltd. in 1995 and 1996 provided independent reserve appraisals for the Canadian properties. The crude oil and natural gas reserve estimates on which these evaluations are based were determined in accordance with generally accepted evaluation practices.

         The following table summarizes the Company's reserves. ALL EVALUATIONS OF FUTURE NET PRODUCTION REVENUE SET FORTH IN THE TABLES ARE STATED PRIOR TO PROVISIONS FOR INCOME TAXES AND INDIRECT COSTS. IT SHOULD NOT BE ASSUMED THAT THE DISCOUNTED FUTURE NET REVENUES SHOWN BELOW ARE REPRESENTATIVE OF THE FAIR MARKET VALUE OF OPTIMA'S RESERVES. Other assumptions and qualifications relating to costs, prices for future production and other matters are included in the Evaluation Reports Table No. 1 sets forth estimates of the Company's proved developed and undeveloped oil/gas reserves as of December 31, 1997. The Company's estimated total proved developed and undeveloped reserves of oil and natural gas as of December 31, 1997, 1996 and 1995 based upon the Evaluation Reports were as follows:


                          RESERVE QUANTITY INFORMATION
                             WORKING INTEREST SHARE
                             YEAR ENDED DECEMBER 31

                                 TOTAL                           UNITED STATES                       CANADA
                       ------------------------           -------------------------         -------------------------
                        GAS             LIQUIDS             GAS             LIQUIDS           GAS             LIQUIDS
                        MMCF             MBBLS             MMCF              MBBLS            MMCF             MBBLS
                       ------           -------           ------            -------         ------            -------
     Proved
    Reserves
      1997              3,288              876             3,288              876                -                -
      1996             20,397            1,450             5,143            1,139           15,254              311
      1995             32,954              748            11,328              331           21,626              417


         In addition to the discussion below reference is made to the Consolidated Financial Statements and the Supplemental Oil and Gas Information (unaudited) included elsewhere within. Such discussion also contains information with respect to the Company's reserves at December 31, 1997, 1996 and 1995.

For the fiscal years ended December 31, 1997, 1996 and 1995 the Company had the following working interest production:


                                   PRODUCTION
                             WORKING INTEREST SHARE
                             YEAR ENDED DECEMBER 31

                                              1997        1996         1995
                                           ---------    ---------    ---------
Oil Wells (bbls)
Canada                                            --       29,939       13,880
USA                                          141,210      123,760       57,242

Gas Wells (mcf)
Canada                                            --    1,608,454      763,999
USA                                        1,003,147    1,700,984    1,600,490

         The following table sets forth the net proved reserves of the Company as at December 31, 1997, 1996 and 1995 and the discounted cash flow value thereof. The reserve information was derived from the evaluation reports provided by the Company's petroleum engineers:


                                FUTURE CASH FLOWS
                 UNESCALATED PRICES AND COSTS, CANADIAN DOLLARS,
                    WORKING INTEREST SHARES AS AT DECEMBER 31
                                     ($000)

                                                            1997       1996       1995
                                                          -------    -------    -------
Future net cash flow before taxes                         $17,961    $63,086    $50,801
Future net cash flow discounted at 10% before taxes        12,541     43,015     29,473
Future net cash flow discounted at 10% after taxes (1)     12,541     41,536     29,473

Note: (1) Estimated income taxes have been reduced to give effect to tax benefits related to the use of the Company's available net operating loss carry forwards.

         In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and natural gas prices and future operating costs, all of which may vary considerably from actual results. All such estimates are to some degree, speculative, and classifications of such reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributed to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Therefore, the actual production, revenues, royalties, severance and excise taxes, development and operating expenditures with respect to the Company's reserves will likely vary from such estimates, and such variances could be material.

         In accordance with applicable requirements of the Securities and Exchange Commission, the estimated discounted future net revenues from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

OIL AND NATURAL GAS DRILLING ACTIVITIES

         The following table sets forth the gross and net numbers of productive, or dry exploratory and development wells that the Company drilled in each of 1997, 1996 and 1995.

                                                GROSS                                            NET
                               --------------------------------------        ---------------------------------------
                               PRODUCTIVE        DRY            TOTAL        PRODUCTIVE          DRY           TOTAL
                               ----------        ---            -----        ----------          ---           -----
CANADA
Exploratory Wells
1997 (1)                          n/a            n/a             n/a              n/a             n/a           n/a
1996                                -              1               1                -             .25            .25
1995                                4              -               4             1.95               -           1.95

Development Wells
1997 (1)                          n/a            n/a             n/a              n/a             n/a           n/a
1996                                1              -               1              .15               -            .15
1995                                1              -               1              .33               -            .33
USA
Exploratory Wells
1997                                4              2               6              .72            0.33           1.05
1996                                5              5              10              .60            1.03           1.63
1995                                1              4               5              .19             .33            .52


Development Wells
1997                                2              -               2              .33               -            .33
1996                                1              -               1              .08               -            .08
1995                                1              -               1              .04               -            .04

TOTAL
Exploratory Wells
1997                                4              2               6              .72             .33           1.05
1996                                5              6              11              .60            1.28           1.88
1995                                5              4               9             2.14             .33           2.00

Development Wells
1997                                2              -               2              .33               -            .33
1996                                2              -               2              .23               -            .23
1995                                2              -               2              .37               -            .37


(1) Sold Canadian operations effective January 1, 1997

PRODUCTION

         The following table summarizes the net volumes of oil, liquids and natural gas produced and sold, before royalty, as well as the average price received in respect to such sales. This table segments production between Canada and USA and represents all properties in which the Company holds interests:

                                                  NATURAL GAS (CDN$)
----------------------------------------------------------------------------------------------------------------
                              CANADA                                     USA                         TOTAL
              ---------------------------------        ---------------------------------        ----------------
              Net Production      Average Sales        Net Production      Average Sales        Company
              (mcf)               (price/mcf)          (mcf)               (price/mcf)          Production (mcf)
              --------------      -------------        --------------      -------------        ----------------
1997                    -              n/a                1,003,147            $3.72               1,003,147
1996            1,608,454            $1.38                1,700,984            $3.58               3,309,438
1995              763,999            $1.59                1,600,491            $2.39               2,364,489
----------------------------------------------------------------------------------------------------------------

                                                OIL AND LIQUIDS (CDN$)
----------------------------------------------------------------------------------------------------------------
                              CANADA                                     USA                         TOTAL
              ---------------------------------        ---------------------------------        ----------------
              Net Production      Average Sales        Net Production      Average Sales        Company
              (bbl)               (price/bbl)          (bbl)               (price/bbl)          Production (bbl)
              --------------      -------------        --------------      -------------        ----------------
1997                    -               n/a                 141,210            $27.75                141,210
1996               29,939            $28.52                 123,760            $29.86                153,699
1995               13,880            $22.82                  57,243            $24.50                 71,122


         The following table summarizes the average production costs per unit of production, with natural gas converted to its energy equivalent at a ratio of six thousand cubic feet of natural gas to one barrel of oil:

                                      CANADA                              USA
                                      ------                             -----
1997                                    n/a                              $3.29
1996                                   $2.51                             $2.22
1995                                   $3.49                             $1.34


ACREAGE

         The following table sets forth the development and undeveloped oil and natural gas acreage in which the Company held an interest as of December 31, 1997. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.

                            DEVELOPED                     UNDEVELOPED
                       -------------------       -------------------------
                       GROSS           NET          GROSS             NET
                       -----           ---       -----------         -----
Louisiana              5,929           829       (1)  52,592         7,292
New Mexico                 -             -             2,664           661
                       -----           ---            ------         -----
Total                  5,929           829            55,256         7,953
                       =====           ===            ======         =====

(1) includes 18,742 gross acres held under option

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

MARKET CONDITIONS

         Production sold during 1997 was derived solely from oil and gas prospects in Louisiana, USA in which the Company holds interests ranging from 4 to 35 percent. The operators of these projects are responsible for the marketing and distribution of the natural gas and oil. Natural gas and oil is sold on a contractual basis in the spot market whereas buyers are subject to change periodically. Approximately 99 percent of revenue during fiscal 1997 was derived from petroleum and natural gas sales, net of royalties and production taxes.

         The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, and to a lesser extent, oil. Oil and natural gas prices have been extremely volatile in recent years and affected by many factors outside the control of the Company. The monthly average Gulf Coast spot price for natural gas at Henry Hub for 1997 has ranged between U.S.$2.85 per mcf and U.S.$4.49 per mcf.

         Because the majority of the Company's production and targeted prospects are natural gas, the Company is affected more by changes in natural gas prices than crude oil prices. However, the Company's recent discoveries in Louisiana produce more revenues from oil production than from natural gas. Accordingly, any substantial or extended decline in the price of oil and natural gas could have a material adverse effect on the Company's financial condition and results of operations, including reduced cash flow and borrowing capacity. In addition, sales of oil and natural gas have historically been seasonal in nature, which may lead to substantial differences in cash flow at various times throughout the year. The marketability of the Company's production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and natural gas adversely affect the Company's ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond control of the Company and thus represent significant risks.

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

         Although the transportation and sale of gas in interstate commerce remains heavily regulated, the FERC has recently sought to promote greater competition in natural gas markets by encouraging open access transportation by interstate pipelines, with the goal of expanding opportunities for producers to contract directly with local distribution companies and end-users.


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

ENVIRONMENTAL

         The oil and gas industry is subject to environmental regulation pursuant to various federal, state and local laws in the U.S. These laws regulate storage and transportation of liquid hydrocarbons, use of facilities for treating, processing, recovering or otherwise handling hydrocarbons and wastes therefrom and abandonment and reclamation of well and facility sites. A breach of these laws may result in the imposition of fines and penalties.

         The Company must rely on its third party operators to conduct operations on these properties in accordance with applicable environmental and conservation laws. The Company believes that it is currently in substantial compliance with U.S. environmental laws and regulations. The Company has experienced no material financial effects to date from compliance with Canadian and U.S. environmental laws or regulations. The Company does not currently plan any material capital expenditures for Canadian or U.S. environmental control efforts.

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




GEOGRAPHIC SEGMENTS AND FOREIGN SALES

         The Company reported net revenue from operations for the fiscal year ended December 31, 1997 of CDN $5,068,219. The net revenue is calculated as gross sales of $7,649,415 less royalties and production taxes of $2,501,196 interest and other income for the 1997 fiscal year was CDN $250,966 bringing the total revenue for the 1997 fiscal year to $5,319,135.

         The following table sets forth results of operations for producing activities by geographic location, as of the fiscal year ended December 31, 1997.


        FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS
                                AND EXPORT SALES
                                     (CDN$)

                                                               1997             1996            1995
                                                           ------------     ------------    ------------
Petroleum and natural gas sales, net of royalties and
petroleum taxes:
Canada                                                     $         --     $  2,620,886    $  1,311,115
USA                                                           5,068,219        7,354,719       3,566,184

Operating Profit or (loss):
Canada                                                          484,513          110,215         159,598
USA                                                          (3,730,223)       2,554,535         584,424

Petroleum and natural gas interests, net of accumulated
depletion and depreciation:
Canada                                                        1,211,921       16,848,304      16,553,994
USA                                                          16,484,047       17,916,046      16,945,686

EMPLOYEES AND INDEPENDENT CONSULTANTS

         As at December 31, 1997, the Company directly employed no part-time or full-time individuals. However, nine individuals devote either all or a significant portion of their time to the affairs of the Company, through management agreements.

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

         As of December 31, 1997, Optima US directly or indirectly employed no full or part-time individuals. Management is administered by the same individuals who manage the affairs of the Company.

                               ITEM 2. PROPERTIES

DESCRIPTION

         The Company's corporate finance office is located in leased office space at #600 - 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. The registered office of the Company is Suite 2170, Bow Valley Square Four, 250
- 6th Avenue, S.W., Calgary, Alberta, T2P 3R7. Properties in which the Company holds interests are located in the states of Louisiana and New Mexico, in the USA.

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

ALBERTA PROPERTIES

                  On May 30, 1997, the Company closed the sale of a substantial portion of its Canadian petroleum and natural gas interests for cash proceeds of $16,750,000. The sole remaining Canadian asset is a shut-in well located at Wildhay 05-10-58-23 W5M. This well is the subject of litigation between Optima and the drilling contractor. Optima's legal counsel has submitted a certificate of readiness to the Court of Queen's Bench, Judicial District of Calgary. It is anticipated that the trial will be scheduled for either the fourth quarter of 1998 or the first quarter of 1999.

LOUISIANA PROPERTIES

TURTLE BAYOU / KENT BAYOU PROSPECT

         As at December 31, 1997 there were 2 producing wells and another 4 wells being recompleted in new producing horizons. Gross daily field production for the month of February, 1998 average 3,440 MCF of natural gas and 124 barrels of condensate per day. The Company's working interest varies between 13.475% and 24.25% with a weighted average of barrels on proven reserves of 13.9%.

         A 3-D regional seismic survey is currently being shot which incorporates the Turtle Bayou field. The operator, American Explorer, Inc. has negotiated access to the data set which should be available later in 1998. Any further exploration will be contingent on the interpretation of this data set identifying new deep drilling targets.

VALENTINE

         The Company owns a 35% working interest in 24 wells at an average 82.5% net revenue interest. Currently four wells are on production at an average daily rate of 698 MCF of natural gas and 149 barrels of oil. In mid 1997 an agreement was entered into with a major oil and gas company who has agreed to expend approximately US $ 10.0 million to earn a 50% interest in the Valentine field. The funds are being expended on the permitting, shooting and processing of a 3-D seismic survey to evaluate the deeper horizons. The gross acreage position at Valentine as at December 31, 1997 was 29,317 gross acres including 18,742 gross acres held under option.

TMR JOINT VENTURE

         Pursuant to the master participation agreement with Meridian Resources Corporation ("TMR") dated October 1, 1993, the Company has evaluated ten prospect areas of which five have been drilled, four rejected pursuant to the geological and geophysical review, and one prospect at Stella is to be drilled during 1998. Seven features have been evaluated by drilling resulting in five gas wells, four oil wells and five dry holes. Optima US holds between 4% and 8% working interests in the wells operated by TMR pursuant to the joint venture.

OTHER PROPERTIES

         Optima US acquired a 25% working interest in the Chrysler prospect in Lea County, New Mexico. The target is the Devonian formation and is supported by interpreted 3-D seismic. The first well, Savage #34-1 was spudded in December, 1996, drilled to 13,000 feet and abandoned on February 17, 1997. A second well is scheduled to be drilled in 1998. During 1996 two more wells were drilled to the Smackover "C" sands at East Haynesville. Both wells the Garrett #1 and Delaney #1 are producing in the Smackover "C". Further development will occur in this field once the Commissioner of Conservation, State of Louisiana assigns 320 acre production units in both the Smackover Lime and "C" formations. A hearing is schedule in mid-April, 1998. The Company holds a 28% working interest at East Haynesville.

                         ITEM 3.   LEGAL PROCEEDINGS

         There are no legal proceedings to which the Company or its subsidiary is a party or by which any of its property is subject, other than ordinary and routine litigation to the business of producing and exploring for oil and natural gas.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders of the Company held on May 29, 1997, the Company's shareholders ratified the appointment of KPMG as the Company's independent auditors for 1997. The number of shares voted for and withheld with respect to the election of the directors and the number of shares voted for and against and the abstention for the ratification of the appointment of the Company's auditors were as follows:

NOMINEE                            FOR            WITHHOLD / AGAINST         ABSTAIN
-------                          ---------        ------------------         -------
Robert L. Hodgkinson             7,127,717              11,371                93,450
William C. Leuschner             7,117,703              21,385                93,450
Ronald P. Bourgeois              7,108,339              30,749                93,450
Emile D. Stehelin                6,925,326             213,762                93,450
Martin G. Abbott                 6,925,324             215,714                93,450

Appointment of Auditors          7,220,810              11,728                   N/A

Additionally, the following proposals were approved at the Company's annual meeting:

NOMINEE                          AFFIRMATIVE VOTES       WITHHOLD / AGAINST     ABSTAIN
-------                          -----------------       ------------------     -------
Approval of an                       6,933,825                 298,713             N/A
amendment to the
Articles of Incorporation
the permitting directors to
appoint additional
directors.




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

         The following table lists trading volume and high and low trading prices for the last fiscal quarters. The current market price as of March 17 , 1998 was Cdn.$1.40 on the Toronto Stock Exchange, U.S.$1.16 on NASDAQ.

                               STOCK TRADING DATA
                               COMMON SHARES (OPP)

                                     NASDAQ                        TORONTO STOCK EXCHANGE
                       ----------------------------------    ----------------------------------
Period Ending           Volume        High          Low        Volume        High         Low
                                     (U.S.$)      (U.S.$)      (Cdn.$)      (Cdn.$)     (Cdn.$)
-------------          ---------     -------      -------    ---------      -------     -------
1997
4th Quarter            3,501,452      $2.31        $1.50     1,278,905       $3.85       $1.50
3rd Quarter            2,252,291      $2.13        $1.38       465,172       $3.25       $2.00
2nd Quarter            1,713,721      $2.56        $2.00       488,271       $3.50       $2.75
1st Quarter            1,826,990      $3.06        $2.13       427,752       $4.10       $2.95
-----------------------------------------------------------------------------------------------
1996
4th Quarter            2,282,517      $3.13        $2.31       591,581       $4.50       $3.30
3rd Quarter            2,000,092      $3.37        $2.96       350,498       $5.10       $3.80
2nd Quarter            2,217,462      $3.63        $2.63       777,051       $4.90       $3.60
1st Quarter            1,679,407      $3.13        $2.50       344,848       $4.25       $3.50
-----------------------------------------------------------------------------------------------
1995
4th Quarter            2,112,338      $3.25        $2.13       286,456       $4.20       $3.40
3rd Quarter            2,047,898      $3.25        $2.00       427,692       $4.35       $2.90
2nd Quarter              945,104      $3.63        $2.25        98,763       $4.75       $3.25
1st Quarter            1,057,423      $4.00        $2.13       261,102       $5.25       $2.95
-----------------------------------------------------------------------------------------------
1994
4th Quarter            2,316,857      $4.75        $3.38       802,150       $6.38       $4.80
3rd Quarter            1,444,251      $5.50        $3.88       251,291       $7.50       $5.50
2nd Quarter            2,322,254      $5.00        $3.00       636,031       $6.88       $4.25
1st Quarter            2,534,871      $5.25        $3.50       540,257       $7.00       $4.75

         As at March 17 , 1998 the Company has 918 shareholders of record.

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

         The value of the U.S. Dollar in relation to the Canadian Dollar was CDN $1.4165 as at March 17, 1998. The following table sets forth a history of the exchange rates for the U.S./Canadian Dollar during the past five fiscal years:

                          CANADIAN DOLLAR / U.S. DOLLAR
--------------------------------------------------------------------------------
    YEAR          AVERAGE             HIGH              LOW              CLOSE
    ----          -------             -----            -----             -----
    1997           $1.43              $1.44            $1.41             $1.44
    1996           $1.36              $1.39            $1.33             $1.37
    1995           $1.37              $1.38            $1.35             $1.36
    1994           $1.37              $1.41            $1.31             $1.40
    1993           $1.28              $1.30            $1.28             $1.29

         The Company's financial statements are stated in Canadian Dollars (Cdn$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles ("Canadian GAAP"); reconciliations to United States Generally Accepted Accounting Principles ("U.S. GAAP") are contained in note 11 to the consolidated financial statements.


The following table presents selected financial information:


                             SELECTED FINANCIAL DATA
                                  CANADIAN GAAP
                                  (CDN$ IN 000)

                                              FISCAL YEAR ENDED DECEMBER 31
                               -----------------------------------------------------------
                                 1997         1996        1995         1994         1993
                               --------     --------    --------     --------     --------
Revenue before royalties
and taxes                      $  7,649     $ 12,863    $  6,762     $  4,152     $  3,984

Revenue after royalties and
production taxes                  5,068        9,976       4,903        3,126        2,594
Net income (loss)                (4,835)         229      (1,155)      (4,305)        (261)
Earnings (loss) per share         (0.43)        0.02       (0.13)       (0.56)       (0.05)
Working capital *                 7,857        1,289         747           17        2,833
Resource properties              17,696       33,764      33,500       22,260       16,780
Total assets                     28,143       41,215      39,178       24,794       21,171
Long-term debt                      143        6,120       7,390        1,849        1,349
Shareholders equity              25,738       31,472      28,478       20,838       19,167


* Total Current Assets less Total Current Liabilities.

                             SELECTED FINANCIAL DATA
                                    U.S. GAAP
                                  (CDN$ IN 000)

                                             FISCAL YEAR ENDED DECEMBER 31
                              -----------------------------------------------------------
                                1997         1996        1995         1994         1993
                              --------     --------    --------     --------     --------
Revenue before royalty and
taxes                         $  7,649     $ 12,863    $  6,762     $  4,152     $  3,984
Revenue after royalty and
production taxes                 4,835        9,976       4,903        3,126        2,594
Net income (loss)               (4,035)         229      (1,955)      (4,305)        (201)
Earnings (loss) per share        (0.36)        0.02       (0.22)       (0.56)       (0.03)
Working capital*                 7,857        1,289         747           17        2,833
Resource properties             17,696       33,964      32,700       22,260       16,780
Total assets                    28,143       40,415      38,378       24,794       21,171
Long-term debt                     143        6,120       7,390        1,849        1,349
Shareholders equity             25,738       30,672      27,678       20,838       19,167


* Total Current Assets less Total Current Liabilities.


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                                                                           1997
                                                                            1997        PERCENTAGE
WORKING INTEREST                     YEAR ENDED DECEMBER 31,              INCREASE       INCREASE
CDN$                           1997           1996           1995        (DECREASE)     (DECREASE)
                           -----------    -----------    -----------    -----------     ----------
Volume:
Natural Gas (mcf)            1,003,147      3,309,438      2,364,489     (2,306,291)       (70%)
Oil (bbl)                      141,210        153,699         71,122        (12,489)        (8%)

Average Price Per Unit:
Natural Gas (/mcf)         $      3.72    $      2.51    $      2.13    $      1.21         48%
Oil (/bbl)                 $     27.75    $     29.60    $     24.17    $     (1.85)        (6%)

Gross Revenues:
Natural Gas                $ 3,731,246    $ 8,313,466    $ 5,043,221    $(4,582,220)       (55%)
Oil                          3,918,169      4,549,235      1,719,186       (631,066)       (14%)
                           -----------    -----------    -----------    -----------
Total Revenue              $ 7,649,415    $12,862,701    $ 6,762,407    $(5,213,286)
                           ===========    ===========    ===========    ===========

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1997 TO TWELVE MONTHS ENDED DECEMBER 31, 1996

         The Company reported a loss for the year of $4,835,220 being $0.43 per share as compared to earnings of $228,573 in 1996 or $0.02 per share. The decline of $5,063,793 is due to a combination of production volume declines, a $2,520,000 ceiling test writedown of U.S. resources properties and a $1,023,998 provision for revenue dispute. The 70% reduction in natural gas volume from 3,309,000 mcf in 1996 to 1,003,147 mcf is primarily due to the sale of Canadian petroleum and natural gas assets effective January 1, 1997. Canadian operations represented between 55% to 60% total entity production over the previous 12 to 18 months. Although oil production was also impacted by the Canadian asset sale, new production at Back Ridge, Louisiana resulted in only an 8% decline in oil production volume. Oil prices decline slightly by 6% whereas natural gas prices were 48% higher than 1996.

         Earnings before interest, depletion, depreciation, amortization and income taxes ("EBITDA") decreased to $2,358,229 or $0.21 per share as compared to $6,662,544 in 1996 or $0.61 per share. The weighted average number of shares used in the calculation of earnings for the year and for EBITDA was 11,159,633 shares whereas the 1996 calculations are based on 10,945,927 shares. The number of issued and outstanding shares was 11,318,894 as at January 1, 1997 but due to a share repurchase program was reduced to 11,002,346 shares at December 31, 1997.

OPERATING EXPENSE

         Oil and natural gas operating expenses decreased from $1,649,650 in 1996 to $1,018,211 in 1997. On a boe basis, operating expenses increased to $3.29 as compared to $2.34 in 1996. The increase is due to workovers at Valentine and declining gas productivity at Lake Boeuf.

INTEREST AND OTHER INCOME

         Interest revenue of $250,916 in 1997 as compared to $26,095 a year earlier reflects the significant improvement in the Company's cash position resulting from the sale of Canadian assets.


INTEREST EXPENSE

         Proceeds from the sale of Canadian assets were utilized to pay off the Canadian bank loan. Additionally the Company reduced its U.S. bank loan to U.S. $100,000. As a result the interest and bank charges fell to $188,468 in 1997 as compared to $685,942 a year earlier.

DEPLETION, DEPRECIATION AND AMORTIZATION

         Depletion and depreciation decreased to $4,269,785 in 1997 from $5,661,205 in 1996 or 25%. On a boe basis in 1997, the expense was $13.62 per boe versus $8.03 per boe in 1996 (this comparison is based on an energy equivalent of 6 mcf per boe). The calculation of depletion and depreciation is based on the Evaluation Reports as at December 31, 1997 prepared by the independent engineering consultants. These reports assume unescalated pricing and do not recognize the results of subsequent drilling and completion activity between December 31, 1997 and the filing date of this Annual Report.

         The amortization expense of $68,494 did not change from 1996 as deferred charges are being amortized over 60 months.

GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense of $1,691,779 in 1997 is an increase of $28,368 over 1996, a change of 2%. On a boe basis, general and administrative expenses were $5.40 per boe up 129% from $2.36 per boe in 1996.

INVESTMENT CARRYING VALUE

         Pursuant to both Canadian and United States full cost method of accounting the Company is required to meet certain ceiling tests in respect of the carrying value of petroleum and natural gas interests on the balance sheet as at December 31, 1997. A ceiling test writedown of $2,520,000 of petroleum and natural gas interest was reflected in the Consolidated Statements of Operation and Deficit.

BALANCE SHEET

         The Company's total assets as at December 31, 1997 were $28,143,343 as compared to $41,214,668 a year earlier. The decline of 32% over the past year is due to the combination of the sale of Canadian assets and paydown of Canadian and U.S. bank loans.

         Petroleum and natural gas interests were reduced to $17,695,968 (being $34,691,297 less $16,995,329) from $34,764,350 a year earlier. Canadian petroleum and natural gas interests are $1,211,921 as at December 31, 1997 as compared to $16,848,304 last year whereas U.S. petroleum and natural gas interests declined by $1,431,999 from $17,916,046 as at December 31, 1996 to $16,484,047 at the end of the current year.

         In respect of liabilities and shareholders' equity, long term debt declined to $143,050 from $6,119,670 being 98%. Shareholders' equity at December 31, 1997 decreased to $25,738,200 from $31,472,428 at the end of 1996. The decline of $5,734,226 being 18% is a result of the net loss of $4,835,220 along with the repurchase of common shares.

TWELVE MONTHS ENDED DECEMBER 31, 1996 TO TWELVE MONTHS ENDED DECEMBER 31, 1995

         The Company realized earnings for the year of $228,573 being $0.02 per share as compared to a loss in 1995 of $1,155,062 or $0.13 per share. This improvement of $1,384,235 is a result of increased oil and gas production and improved commodity prices. Gross natural gas volumes increased 40% from 2,364,489 MCF to 3,309,438 MCF. The increase in oil production was 116% from 71,122 barrels to 153,699 barrels. Combined with strong oil prices, this improvement resulted in gross oil revenue increasing by 165% from $1,719,186 in 1995 to $4,549,235 in 1996. The combined oil and gas revenue for 1996 was $12,862,701 as compared to $6,762,407 in 1995.

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


DEPLETION, DEPRECIATION AND AMORTIZATION

         Depletion and depreciation increased to $5,661,205 in 1996 from $3,207,118 in 1995, an increase of 77 % on a boe basis in 1996 expense was $8.03 per boe versus $6.84 in 1995 (this comparison is based on an energy equivalent of 6 mcf per boe). The calculation of depletion and depreciation is based on the Evaluation Reports as at December 31, 1996, prepared by the independent engineering consultants. These reports assume unescalated pricing and do not recognize the results of subsequent drilling and completion between December 31, 1996 and the filing date of this Annual Report.

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

         Whereas the increase in petroleum and natural gas interests to $34,764,350 (being $50,376,801 of capital costs less $15,612,451 in accumulated depreciation, depletion and write-offs) was only $1,264,670, a reduction in the level of year end activity reduced the advances to operators by $881,352. The note receivable at year end of $497,692 is in respect of the sale at Elm Grove which closed in 1996.

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

TWELVE MONTHS ENDED DECEMBER 31, 1995 TO DECEMBER 31, 1994

         The Company realized a substantial increase in production as compared to 1994 which contributed to the increase in gross revenue and earnings before interest, depletion, depreciation and taxes. Gross natural gas volumes increased 80% from 1,311,852 mcf to 2,364,489 mcf whereas oil production almost doubled to 71,122 barrels from 36,337. Based on a barrel of oil equivalent basis ("boe") of 10 to 1 (1 barrel equals 10 mcf) which in our opinion reflects the comparative financial value of oil and gas, production increased from 167,455 boe in 1994 to 307,571 in 1995, an increase of 82%. Gross revenue increased by 63% from $4,137,141 in 1994 to $6,762,407 in 1995. Whereas 75% of the Company's
production is in the form of natural gas, the 17% decline in the average gas price resulted in the rate of increase in revenue to lag behind in the increase in production.

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

INTEREST AND OTHER INCOME

         Interest revenue fell from $45,628 in 1994 to $25,784 reflecting lower short-term interest rates in Canada and a lower average cash balance throughout 1995. Other income of $47,748 is a result of the conversion of debentures received on the sale of marginal properties to SLN Ventures Corporation.

INTEREST EXPENSE

         Interest expense and bank charges increased to $461,351 in 1995 from $126,399 in 1994 as a direct result of an increase of $5,561,400 in bank debt.

DEPLETION, DEPRECIATION AND AMORTIZATION

         Depletion and depreciation increased substantially from $1,719,897 in 1994 to $3,207,118 in 1995, an increase of 86%. On a boe basis, the 1995 expense was $6.84 per boe versus $6.74 in 1994 (this comparison is based on 6 mcf equal to 1 barrel which is the energy equivalent). The calculation of depreciation and depletion is based on the Evaluation Reports as at December 31, 1995 which assumes unescalated commodity pricing and does not recognize the results of subsequent drilling and completion between December 31, 1995 and the filing date of this Annual Report.

         The amortization expense of $22,587 is derived from the costs of the plan of arrangement with Roxbury Capital Corporation. These deferred charges are being amortized on a straight line basis over 60 months from the date of acquisition.

GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense of $1,470,083 in 1995 is an increase of $362,736 over 1994, a change of 33%. The increase is due to a combination of consultants expense and office rent absorbed in a plan of arrangement with Roxbury as well as on an increase in the level of remuneration. General and administrative expenses were $3.16 per boe in 1995 as compared to $4.34 per boe in 1994.

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

LIQUIDITY AND CAPITAL RESOURCES

TWELVE MONTHS ENDED DECEMBER 31, 1997 TO TWELVE MONTHS ENDED DECEMBER 31, 1996.

         Working capital as at December 31, 1997 was $7,856,820 as compared to $1,288,511 a year earlier. Cash and cash equivalents increased to $5,660,354 at year end from $2,055,062 at December 31, 1996. In addition, a further $703,996 of cash was held in trust to fund future abandonment and site restoration work in the Valentine field. An additional $715,250 of cash in trust in respect of a pending joint venture was release to the Company in early 1998 when a due diligence review resulted in cessation of negotiations.

         The increase in working capital of $6,568,309 over the fiscal year is primarily due to the sale of the Canadian operations. Cash flow from operations was $2,528,992 in 1997 as compared to $5,958,272 in 1996, a decline of $3,429,280 . After utilizing $1,807,809 of cash flow to reduce accounts payable, and a further $440,586 consumed in the sale of the Canadian petroleum and natural interests, the Company had $577,024 to finance its capital expenditures. A year earlier discretionary cash flow was $5,348,360, which represents a reduction of $4,771,336.

         Net receipts from investing activities for 1997 were $9,508,049 as compared to cash requirements of $6,045,068 in 1996. Proceeds from the sale of petroleum and natural interests, was $16,750,000 in 1997 as compared to $1,176,849 a year earlier.

         In respect of financial activities, the Company redeemed common shares in the amount of $899,006 and reduced its bank debt by $6,707,567.

         The Company as of the date of this annual report is not in a position to forecast 1998 capital requirements. The pending merger with American Explorer, Inc. (Refer to note 15 in the attached financial statements in respect of subsequent events) if consummated will allow for a more precise determination of capital requirements.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian GAAP; reconciliations to U.S. GAAP are contained in note 12 to the financial statements. The value of the U.S. Dollar in relation to the Canadian Dollar was U.S. $0.7060 as at March 17, 1998.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditor.

Consolidated Balance Sheets as at December 31, 1997 and 1996.

Consolidated Statements of Operations and Deficit for the Years Ended December 31, 1997, 1996 and 1995.

Consolidated Statements of Change in Financial Position for the Years Ended December 31, 1997, 1996 and 1995.

Schedules of Consolidated General and Administrative Expense.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1997, 1996 and 1995.

Consolidated Supplemental Oil and Gas Information.


              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists as of December 31, 1997, the names of all the Directors of the Registrant, their municipalities of residence, their current positions with the Company and their principal occupations during the past five years. Each Director will serve until the next annual general meeting or until his successor is duly elected, unless his office is vacated in accordance with the Articles of the Registrant. On February 28, 1998 the Company filed a Form 8-K announcing a merger agreement between American Explorer, LLC and the Company. Whereas the agreement is subject to a number of conditions which must be met to give effect to merger, the agreement provides for the nomination for election to the Board of Directors of Robert L. Hodgkinson, William C. Leuschner, both of whom currently serve as Directors; as well as Charles T. Goodson, Alfred J. Thomas II, Ralph J. Daigle, Robert R. Brooksher and Daniel G. Fournerat all of whom are residents of Lafayette, Louisiana.

                                    DIRECTORS

NAME, AGE AND MUNICIPALITY              POSITION WITH                               PRINCIPAL OCCUPATION FOR
OF RESIDENCE                            THE COMPANY                                 PREVIOUS FIVE YEARS
-----------------------------           -----------------------------------         ------------------------
WILLIAM C. LEUSCHNER, (69)**            Chairman of the Board                       See below
Calgary, Alberta                        Director

ROBERT L. HODGKINSON, (48)**            President, Chief Executive Officer,         See below
Vancouver, British Columbia             Director

RONALD P. BOURGEOIS, (46)*              Chief Financial Officer, Secretary,         See below
Vancouver, British Columbia             Director

EMILE D. STEHELIN, (54)**/*             Director                                    See below
Whitehorse, Yukon Territories

MARTIN G. ABBOTT, (45)*                 Director                                    See below
Calgary, Alberta

     *    Member of the Company's Audit Committee.
     **   Member of the Company's Executive Committee

         WILLIAM C. LEUSCHNER: Director and Chairman of the Company since 1989. Mr. Leuschner is a professional geologist with a Bachelor of Geology from Texas A&M in 1950. In 1982, he founded Leuschner International Resources Ltd., a private hydrocarbon consulting and independent oil and gas producing firm, of which he is President. From 1982 to 1992, he was president of Arenosa Resource Corporation, a private oil and gas company, subsequently sold to the Company. Between 1984 and 1995, he was a Director of Skyline Natural Resources, a publicly-traded company on the Alberta Stock Exchange.

         ROBERT L. HODGKINSON: Director, President and Chief Executive Officer of the Company since 1989. From 1982 to November 1990, he was Vice President with L.O.M. Western Securities Ltd., a securities firm in Vancouver, British Columbia. From April 1993, to September 1995, Mr. Hodgkinson was a director of Roxbury Capital Corp.

         RONALD P. BOURGEOIS: Director and Chief Financial Officer since June 1993 and Secretary since August, 1993. Mr. Bourgeois is a chartered accountant with a Bachelor of Commerce (Hons) from the University of Manitoba in 1973 and achieved his chartered accountant designation in 1976 after articling with Coopers & Lybrand. Prior to his employment with the Company, Mr. Bourgeois served as the President of the General Partner of each limited partnership managed by Lakewood Capital Group Inc. from June, 1989 to June, 1993. He was also President of Q-Vest Petroleum Management Inc. a predecessor of Lakewood from February, 1987 to June, 1989. Both Lakewood Capital Group Inc. and Q-Vest Petroleum Management Inc. are oil and gas investment management companies. From September 1994 to September 1995, Mr. Bourgeois was a director and officer of Roxbury Capital Corp.

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

     COMMITTEES OF THE BOARD: Whereas the Company has no Compensation Committee to make recommendations as to the salary, bonuses and other compensation to be paid to the officers. The Executive Committee exercises all of the powers of the Board of Directors whenever the Board is not in session, subject to any restrictions, regulations, limitations or directions which may from time to time be imposed by the Board and save and except such acts as must by law be performed by the directors themselves. The Executive Committee held three meetings in 1997 and is composed of William C. Leuschner, Robert L. Hodgkinson and Emile D. Stehelin.

     The AUDIT COMMITTEE recommends to the Board of Directors the selection of independent auditors: reviews with the auditors the scope of the audit: reviews with the auditors and management of the Company the accounting principles, policies and practices; reviews the audited consolidated financial statements of the Company with the auditors prior to submission thereof to the Board of Directors for approval; and undertakes other duties that may be delegated to it. The Committee held one meeting in 1997 and is composed of Ronald P. Bourgeois, Emile D. Stehelin and Martin G. Abbott.

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

SUMMARY OF COMPENSATION

     The following table is a summary of compensation paid to the named executive officers and directors as a group for the three most recently completed financial years. Specific aspects of this compensation are dealt with in further detail in the following tables.


                                          ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                                 -------------------------------------    ---------------------------------------
                                                                                  AWARDS           PAYOUTS
                                                                          ---------------------------------------
                                                                          SECURITIES   RESTRICTED
                      FISCAL                                              UNDER        SHARES OR                   ALL OTHER
NAME AND POSITION     YEAR                            OTHER  ANNUAL       OPTIONS      RESTRICTED     LTIP         COMPEN-
OF PRINCIPAL          ENDED      SALARY    BONUS      COMPENSATIONS(1)    GRANTED(2)   SHARE UNITS    PAY-OUTS(3)  SATION(3)
-----------------     ------     ------    -----      ----------------    ----------   -----------    -----------  ---------
Robert L.             1997         Nil      N/A          150,000               Nil          Nil           Nil         Nil
Hodgkinson            1996         Nil      N/A          150,000           200,000          Nil           Nil         Nil
CEO, President        1995         Nil      N/A          166,500           150,000          Nil           Nil         Nil
& Director
                      1997         Nil      N/A          150,000               Nil          Nil           Nil         Nil
William C.            1996         Nil      N/A          150,000           125,000          Nil           Nil         Nil
Leuschner             1995         Nil      N/A          149,000           150,000          Nil           Nil         Nil
Chairman, Director

Ronald P. Bourgeois   1997         Nil      N/A          118,000               Nil          Nil           Nil         Nil
CFO, Secretary        1996         Nil      N/A          118,000            75,000          Nil           Nil         Nil
& Director            1995         Nil      N/A           96,000           125,000          Nil           Nil         Nil

Emile D. Stehelin
Director              1997         Nil      N/A                0            25,000          Nil           Nil         Nil
                      1996         Nil      N/A                0            50,000          Nil           Nil         Nil
                      1995         Nil      N/A                0            50,000          Nil           Nil         Nil
Martin G. Abbott
Director              1997         Nil      N/A                0            25,000          Nil           Nil         Nil
                      1996         Nil      N/A                0               Nil          Nil           Nil         Nil
                      1995         Nil      N/A                0            50,000          Nil           Nil         Nil


(1) Directors fees are paid only to non-executive directors at the rate of $500 per meeting and are paid in the form of common shares of the Company.

(2) All securities under options granted prior to the grant of April 3, 1995 were cancelled pursuant to the terms and conditions of the current stock option plan.

(3) The Company does not have a long term incentive plan nor a pension plan.

OPTIONS GRANTED DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

     During the Company's most recently completed fiscal year, there were no stock options granted to the Named Executive Officers.


AGGREGATED OPTION EXERCISES DURING THE MOST RECENTLY COMPLETED FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     No incentive stock options were exercised by the Named Executive Officers, during a the fiscal year-end.

     All of the executive officers of the Company are entitled to reimbursement of all reasonable business expenses and to receive incentive stock options as they are granted from time to time by the Company. Reference should be made to "Stock Options" for particulars of stock options granted to Executive Officers.

     CDN$150,000 (which excluded reimbursement of expenses, office costs and GST tax) was paid during fiscal 1997 to Leuschner International Resources Ltd. (Leuschner), a consulting and independent oil and gas producing firm controlled by William C. Leuschner, Chairman and Director of the Company. A February 1, 1995 Agreement between the Company and Leuschner, provides for William C. Leuschner's services as Chairman (and one individual who provides clerical services). The renewable contract calls for consideration of CDN$150,000 per year, a monthly payment of $12,500, to the consulting firm.

     CDN $150,000 (which excluded reimbursement of expenses, office costs and GST tax) was paid during fiscal 1997 to Hodgkinson Equities Corporation, a private consulting firm in which Robert L. Hodgkinson, President/CEO and a Director of the Company, holds a 100 percent interest. The renewable contract calls for monthly payments of CDN$12,500 to Hodgkinson Equities Corporation.

     CDN$118,000 (which excluded reimbursement of expenses, office costs and GST tax) was paid during fiscal 1997 to Ronald Bourgeois. Effective January 1, 1998 Mr. Bourgeois' contract was renewed at CDN $120,000 per annum, at a monthly payment of CDN $10,000.

STOCK OPTIONS

     Robert Hodgkinson, Emile Stehelin, William Leuschner, Ronald Bourgeois and Martin Abbott have been granted director incentive stock options in accordance with the policy of the Toronto Stock Exchange. These options are priced based on the average closing price of the Company's shares for the ten trading days immediately prior to the grant of option.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The authorized capital of the Registrant consists of 100,000,000 shares of common stock without par value of which 11,002,346 are outstanding as of December 31, 1997. All of the authorized shares of the Registrant are of the same class and, once issued, rank equally as to dividends, voting powers, and participation in assets.

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

     Debt Securities to be Registered.          Not applicable.
     American Depository Receipts.              Not applicable.
     Other Securities to be Registered.         Not applicable.


The Registrant is a publicly-owned corporation, the shares of which are owned by Canadian residents, U.S. residents, and residents of other countries. The Registrant is not owned or controlled directly or indirectly by another corporation or any foreign government.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the beneficial ownership of the Company as at December 31, 1997 to the extent that each beneficial owner owns more than five percent of the common shares of the Company:


                                                                                                Per
                                                                           Number of Shares     Cent
                   Name and Address of                                     Beneficially         of
Title of Class     Beneficial Owner                                        Owned                Class
--------------     -------------------                                     ----------------     -----
Common Shares      E. D. Stehelin, Whitehorse, Yukon, Canada                   1,326,942        12.1
Common Shares      Wellington Management, Boston, MA, USA                      1,079,000         9.9
Common Shares      State Street Research & Management, Boston, MA, USA           572,300         5.2
                                                                               ---------        ----
Total                                                                          2,996,442        27.2
                                                                               =========        ====


SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the beneficial ownership as at December 31, 1997 of the Company's common shares by each of the Company's directors, certain of its executive officers and by all of its directors and executive officers as a group:


Name and Address of                                Amount and Nature of              Per Cent
Beneficial Owner                                   Beneficial Ownership              of Class
-------------------                                --------------------              --------
R.L. Hodgkinson, Vancouver, B.C., Canada                 118,000 (1)                     1.1
W.C. Leuschner, Calgary, Alberta, Canada                 560,225 (1)                     5.1
R.P. Bourgeois, Vancouver, B.C., Canada                   57,151 (2)                     0.5
E.D. Stehelin, Whitehorse, Yukon, Canada               1,326,942 (3)                    12.1
M.G. Abbott, Calgary, Alberta, Canada                     15,626 (3)                     0.1
                                                       ---------                        ----
All directors and executive
officers as a group (5 persons)                        2,077,944                        18.9
                                                       =========                        ====

NOTES:
         (1)      Excludes 200,000 exercisable stock options;

         (2)      Excludes 153,000 exercisable stock options;

         (3)      Excludes 100,000 exercisable stock options.

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

     (c) During October, 1995, Robert L. Hodgkinson acquired 115,000 shares of the Company at $3.35 per share pursuant to a private placement. This transaction was approved by the Toronto Stock Exchange.

     (d) During October, 1995, William C. Leuschner through Colima Oil Company acquired 34,500 shares of the Company at $3.35 per share pursuant to a private placement. This transaction was approved by the Toronto Stock Exchange.

     (e) Various loans to Optima were made in 1995 by companies controlled by Robert L. Hodgkinson, Emile D. Stehelin and William C. Leuschner. In May, 1995, Messieurs Hodgkinson, Leuschner and Stehelin advanced to the Company $116,500 each for a total of $349,500. These loans were unsecured and non-interest bearing. Mr. Hodgkinson was repaid in July, 1995 and Messieurs Leuschner and Stehelin were repaid the 19th of October, 1995. There are no loans outstanding as at December 31, 1997.

     The Company pursuant to the nature of the business from time to time is offered the opportunity to participate in oil and gas prospects. Directors, senior officers and their associates and affiliates are allowed to participate in these prospects only if it is determined by the Board of Directors that their interests are over and above the level of participation that is prudent for the Company in respects of its financial resources. Additionally, the terms of the transactions must be similar to the terms of the participation by the Company. Other than the above referenced situations, no Directors or Executive Officers and no associate or affiliate of the foregoing persons has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction, which in either such case has materially affected or will materially affect the Company.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS:

     ANNUAL FINANCIAL STATEMENTS INCLUDED IN ITEM 8.

     (i)   Independent Auditor's Report.

     (ii)  Consolidated Balance Sheets as at December 31, 1997 and 1996.

     (iii) Consolidated Statements of Operations and Deficit for the Years Ended December 31, 1997, 1996 and 1995.

     (iv) Consolidated Statement of Change in Financial Position for the Years Ended December 31, 1997, 1996 and 1995.

     (v)   Schedules of Consolidated General and Administrative Expense.

     (vi) Notes to Consolidated Financial Statements for the Years Ended December 31, 1997, 1996, and 1995.

     (vii) Consolidated Supplemental Oil and Gas Information.

SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS:

         No financial statement schedules have been presented as they are not applicable, not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

(B)  REPORTS ON FORM 8-K.

         A Form 8-K was filed on May 30, 1997 with the Securities and Exchange Commission. The Company reported the closing of the sale of a substantial position of its Canadian oil and gas assets for $16.8 million. This Form 8-K was attached to the Form 10-Q filed for the quarterly period ended June 30, 1997.

(C)  INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits
-----------   -----------------------
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

3.7           Registrant's April 3, 1995 Stock Option Plan, as amended at August
              9, 1995

3.8           Registrant's April 10, 1996 Stock Option Plan

3.9           Approval of Share Compensation to Outside Directors (contained in
              Exhibit 3.10)

3.10          Approval of Share Compensation to Chief Financial Officer

3.11          Consent of Ryder Scott Company Petroleum Engineers

3.12          Consent of Laroche Petroleum Consultants, Ltd.

                               ITEM 15. SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          OPTIMA PETROLEUM CORPORATION

                                     BY:    /s/ Robert L. Hodgkinson
                                        ------------------------------------
                                                ROBERT L. HODGKINSON
                                                     President
                                        Chief Executive Officer and Director

Date: March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    Name                       Title                  Date
                    ----                       -----                  ----

BY: /S/  Robert L. Hodgkinson                President           March 26, 1998
       -------------------------       Chief Executive Officer
         Robert L. Hodgkinson                 Director

BY: /S/  William C. Leuschner          Chairman of the Board     March 26, 1998
       -------------------------              Director
         William C. Leuschner

BY: /S/   Ronald P. Bourgeois                Secretary           March 26, 1998
       -------------------------       Chief Financial Officer
          Ronald P. Bourgeois                 Director

                          OPTIMA PETROLEUM CORPORATION

                        Consolidated Financial Statements

                  Years ended December 31, 1997, 1996 and 1995

AUDITORS' REPORT TO THE SHAREHOLDERS


We have audited the consolidated balance sheets of Optima Petroleum Corporation as at December 31, 1997 and 1996 and the consolidated statements of operations and deficit and changes in financial position for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and the changes in its financial position for each of the years in the three year period ended December 31, 1997 in accordance with generally accepted accounting principles in Canada.



/s/ KPMG

Chartered Accountants

Vancouver, Canada
March 13, 1998

OPTIMA PETROLEUM CORPORATION

Consolidated Balance Sheets
December 31, 1997 and 1996

==================================================================================================================
                                                                                1997                      1996
------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                                 $ 5,660,354               $ 2,055,062
  Cash in trust                                                                 715,250                         -
  Accounts receivable (Note 14(b))                                            2,220,151                 2,516,578
  Note receivable - current portion (Note 4)                                    129,861                   124,423
------------------------------------------------------------------------------------------------------------------
                                                                              8,725,616                 4,696,063
OTHER
  Cash held in trust (Note 5)                                                   703,996                   638,142
  Advances to operators (Note 6)                                                547,200                   468,864
  Note receivable - long term portion (Note 4)                                  265,077                   373,269
  Petroleum and natural gas interests, full cost method (Note 7)             17,695,968                34,764,350
  Deferred charges                                                              205,486                   273,980
------------------------------------------------------------------------------------------------------------------
                                                                            $28,143,343               $41,214,668
==================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                                  $   868,796               $ 2,676,605
  Current portion of long-term debt (Note 8)                                          -                   730,947
------------------------------------------------------------------------------------------------------------------
                                                                                868,796                 3,407,552

REVENUE IN DISPUTE (Note 14(a))                                               1,023,998                         -

LONG-TERM DEBT (Note 8)                                                         143,050                 6,119,670

SITE RESTORATION AND ABANDONMENT                                                369,297                   215,018

SHAREHOLDERS' EQUITY
  Share capital (Note 9)
    Authorized 100,000,000 common shares
    Issued 11,002,346 (1996 - 11,318,894) common shares                      30,891,689                31,790,695
  Contributed surplus                                                           608,222                   608,222
  Deficit (Note 9 (f))                                                       (5,761,709)                 (926,489)
------------------------------------------------------------------------------------------------------------------
                                                                             25,738,202                31,472,428
------------------------------------------------------------------------------------------------------------------
                                                                            $28,143,343               $41,214,668
==================================================================================================================

See accompanying notes to consolidated financial statements.


ON BEHALF OF THE BOARD

/s/ R.L. Hodgkinson, Director                       /s/ R.P. Bourgeois, Director

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Operations and Deficit
Years ended December 31, 1997, 1996 and 1995

==================================================================================================================
                                                                 1997                 1996                 1995
------------------------------------------------------------------------------------------------------------------
OPERATING INCOME

  Petroleum and natural gas sales                            $ 7,649,415          $12,862,701         $  6,762,407
  Royalties and production taxes                               2,581,196            2,887,096            1,885,108
  Operating costs                                              1,018,211            1,649,650              926,159
------------------------------------------------------------------------------------------------------------------
                                                               4,050,008            8,325,955            3,951,140
EXPENSES

  General and administrative (Schedule)                        1,691,779            1,663,411            1,470,083
------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INTEREST,
  DEPLETION, DEPRECIATION,
    AMORTIZATION AND INCOME TAXES                              2,358,229            6,662,544            2,481,057

  Depletion and depreciation                                   4,269,745            5,661,205            3,207,118
  Provision for revenue dispute (Note 14)                      1,023,998                 --                   --
  Gain on sale of Canadian petroleum
    and natural gas interests                                   (518,025)                  --                   --
  Interest and other revenue                                    (250,916)             (26,095)             (73,532)
  Foreign exchange gain                                         (259,315)              (3,789)              (7,437)
  Interest and bank charges                                      188,468              685,942              461,531
  Amortization of deferred financing costs                        68,494               68,494               22,587
  Write-down of petroleum and natural gas interests            2,520,000                   --                   --
------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                             (4,684,220)             276,787           (1,129,210)
Income taxes (Note 11)                                           151,000               48,214               25,852

------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE YEAR                                (4,835,220)             228,573           (1,155,062)

DEFICIT, beginning of year                                      (926,489)          (1,155,062)         (10,602,526)

Reduction of common share stated capital (Note 9(f))                  --                   --           10,602,526


------------------------------------------------------------------------------------------------------------------
DEFICIT, end of year                                         $(5,761,709)         $  (926,489)        $ (1,155,062)
==================================================================================================================

NET INCOME (LOSS) PER SHARE                                  $     (0.43)         $      0.02         $      (0.13)
==================================================================================================================

See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Changes In Financial Position
Years ended December 31, 1997, 1996 and 1995

=======================================================================================================================
                                                                     1997                 1996                 1995
-----------------------------------------------------------------------------------------------------------------------
                                                                            CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
  Net income (loss) for the year                                  $(4,835,220)         $   228,573         $ (1,155,062)
  Items not involving cash
    Gain on sale of Canadian petroleum
      and natural gas interests                                      (518,025)                  --                   --
    Depletion, depreciation and amortization                        4,338,239            5,729,699            3,229,705
    Provision for revenue dispute                                   1,023,998                   --                   --
    Write-down of petroleum and natural gas interests               2,520,000                   --                   --
-----------------------------------------------------------------------------------------------------------------------
                                                                    2,528,992            5,958,272            2,074,643
  Changes in non-cash working capital:
    Accounts receivable                                               296,427              (44,195)            (606,674)
    Accounts payable and accrued liabilities                       (1,807,809)            (565,717)             362,006
    Net working capital adjustments on sale
      of Canadian  petroleum and natural gas interests               (440,586)                  --                   --
-----------------------------------------------------------------------------------------------------------------------
                                                                      577,024            5,348,360            1,829,975
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Issue (repurchase) of
    common shares (net of issue expenses)                            (899,006)           2,766,320            2,608,764
  Increase in (repayment of) bank debt                             (6,707,567)             289,217            5,561,400
  Note receivable                                                     102,754             (497,692)                  --
  Repayment of convertible debentures                                      --             (829,000)                  --
  Issue of securities on purchase of subsidiary                            --                   --            6,186,272
  Conversion of convertible debentures                                     --                   --              (20,000)
  Site restoration and abandonment                                         --                   --               36,574
-----------------------------------------------------------------------------------------------------------------------
                                                                   (7,503,819)           1,728,845           14,373,010
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Proceeds on sale of petroleum and natural gas interests          16,750,000            1,176,849              925,863
  Petroleum and natural gas interests                              (5,358,473)          (7,955,920)          (8,558,633)
  Advances to operators                                               (78,336)             881,352             (903,652)
  Cash held in trust                                                 (781,104)            (638,142)                  --
  Debentures receivable                                                    --              493,874             (493,874)
  Deferred  charges                                                        --               (3,081)            (278,783)
  Purchase of subsidiary (Note 3)                                          --                   --           (6,186,272)
-----------------------------------------------------------------------------------------------------------------------
                                                                   10,532,087           (6,045,068)         (15,495,351)
-----------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                    3,605,292            1,032,137              707,634

CASH AND CASH EQUIVALENTS, beginning of year                        2,055,062            1,022,925              315,291
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                            $ 5,660,354          $ 2,055,062         $  1,022,925
=======================================================================================================================


See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Schedules of Consolidated General and Administrative Expense Years ended December 31, 1997, 1996 and 1995

==================================================================================================================
                                                               1997                 1996                 1995
------------------------------------------------------------------------------------------------------------------
  Consultants                                                $  712,014           $  681,248           $  652,259
  Office expense                                                368,348              232,418              248,918
  Legal, audit and tax                                          207,786              207,237              173,193
  Investor communication                                        157,667              247,666              146,800
  Office rent                                                   112,776               80,685               31,879
  Travel                                                         86,843              166,708              163,181
  Public listing                                                 33,970               39,942               50,503
  Directors' fees                                                12,375                7,507                3,350
------------------------------------------------------------------------------------------------------------------
                                                             $1,691,779           $1,663,411           $1,470,083
==================================================================================================================


--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 1
-------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of presentation

         The consolidated financial statements are presented in accordance with generally accepted accounting principles applicable in Canada and expressed in Canadian dollars. Except as disclosed in Note 12, these financial statements conform, in all material respects, with generally accepted accounting principles in the United States.

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

-------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 2
-------------------------------------------------------------------------------

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

     (h) Fair value of financial instruments

         Financial instruments include cash and cash equivalents, cash in trust, accounts receivable, note receivable, accounts payable and accrued liabilities and the current and long term portions of long term debt. Fair values approximate carrying values for these financial instruments since they are short term in nature, receivable or payable on demand, or bear interest at floating rates.

2.   SALE OF CANADIAN PETROLEUM AND NATURAL GAS INTERESTS

     On May 30, 1997 the Company closed the sale of a substantial portion of its Canadian petroleum and natural gas interests for cash proceeds of $16,750,000.


-------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 3
-------------------------------------------------------------------------------

2. SALE OF CANADIAN PETROLEUM AND NATURAL GAS INTERESTS (CONTINUED)

     The following pro-forma summary presents comparative consolidated results of operations as if the disposition had occurred at the beginning of 1995:

     ----------------------------------------------------------------------------------
                                              1997             1996             1995
     ----------------------------------------------------------------------------------
     Petroleum and natural gas sales      $ 7,649,415      $ 9,786,259      $ 5,233,031
     Net income (loss) for the period      (5,319,733)        (212,883)        (981,643)
     Income (loss) per share                    (0.47)           (0.02)           (0.11)
     ----------------------------------------------------------------------------------

     These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the disposition been made as of these dates or of results which may occur in the future

3.   PURCHASE OF ROXBURY CAPITAL CORP.

     On September 8, 1995 the Company acquired Roxbury Capital Corp. ("Roxbury") under a plan of arrangement whereby Roxbury shareholders exchanged all of the issued and outstanding common shares of Roxbury for newly issued common shares of the Company, at a ratio of seven Roxbury shares to one Company share.

     Net assets acquired, using the purchase method of accounting:

     Petroleum and natural gas properties                                 $ 6,775,104
     Working capital                                                          (48,585)
     Due to the Company                                                      (631,586)
     Advances to operators                                                      5,692
     Furniture and fixtures                                                     2,845
     Deferred charges                                                          82,802
     ---------------------------------------------------------------------------------
                                                                           $ 6,186,272
     ---------------------------------------------------------------------------------

      Consideration given, based on an independent business valuation:

      1,374,727 common shares of the Company                               $ 6,186,272
     ---------------------------------------------------------------------------------

     In addition, Roxbury shareholders received a warrant for every seven Roxbury shares exchanged, exercisable until February 28, 1997, for a Company common share at a price of $5.10 per share. The warrants were not exercised and expired on February 28, 1997.

     The purchase price of the Company's interest exceeded the net book value of the assets acquired by $1,389,355 and this amount has been allocated to the Company's depletable petroleum and natural gas interests.

--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 4

-------------------------------------------------------------------------------


3.   PURCHASE OF ROXBURY CAPITAL CORP. (CONTINUED)

     The operating results of Roxbury are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited proforma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of 1994:

     --------------------------------------------------------------------------
                                                     1995             1994
     --------------------------------------------------------------------------
     Petroleum and natural gas sales,
        net of royalties and production taxes     $ 5,240,994      $ 3,290,811
     Loss                                          (2,239,737)      (5,658,586)
     Loss per share                                     (0.22)           (0.54)
     --------------------------------------------------------------------------

     These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

4.   NOTE RECEIVABLE

     The note is due on June 18, 2000, bears no interest, is repayable in four equal installments of $90,780 U.S. which commenced June 18, 1997 and is secured by a mortgage on certain U.S. oil and gas properties.

5.   CASH HELD IN TRUST

     As a condition of a U.S. oil and gas property acquisition, the Company is obliged to keep cash on deposit to fund future abandonment costs.


6.   ADVANCES TO OPERATORS

     The Company maintains joint accounts with operators engaged by the Company to perform exploration and development work on its petroleum and natural gas interests.


7.   PETROLEUM AND NATURAL GAS INTERESTS

     -----------------------------------------------------------------------------------------------------------------
                                                                                        United
                                                                  Canada                States               Total
     ----------------------------------------------------------------------------------------------------------------

     1997
     Petroleum and natural gas interests                       $  1,171,301         $ 33,306,560         $ 34,477,861
     Other equipment                                                183,426               30,010              213,436
     ----------------------------------------------------------------------------------------------------------------
                                                                  1,354,727           33,336,570           34,691,297
     Accumulated depreciation, depletion and write-offs            (142,806)         (16,852,523)         (16,995,329)
     ----------------------------------------------------------------------------------------------------------------
                                                               $  1,211,921         $ 16,484,047         $ 17,695,968
     ----------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 5
-------------------------------------------------------------------------------

7.   PETROLEUM AND NATURAL GAS INTERESTS (CONTINUED)

-------------------------------------------------------------------------------

     ----------------------------------------------------------------------------------------------------------------
                                                                                     United
                                                                 Canada               States                Total
     ----------------------------------------------------------------------------------------------------------------
     1996
     Petroleum and natural gas interests                        $19,523,978         $ 30,676,552         $ 50,200,530
     Other equipment                                                151,695               24,576              176,271
     ----------------------------------------------------------------------------------------------------------------
                                                                 19,675,673           30,701,128           50,376,801
     Accumulated depreciation, depletion and write-offs          (2,827,369)         (12,785,082)         (15,612,451)
     ----------------------------------------------------------------------------------------------------------------
                                                                $16,848,304         $ 17,916,046         $ 34,764,350
     ----------------------------------------------------------------------------------------------------------------

     As at December 31, 1997, unproved properties with capitalized costs of $2,911,126 (1996 - $4,441,055) were not subject to depletion. It is expected that these properties will be evaluated over the next one to three years.

     In calculating estimated future net revenue at December 31, 1995, the Company used forward sale gas prices received in February 1996. Had the Company used actual gas prices received at December 31, 1995, a write-down of $3,400,000 would have been required in the Company's petroleum and natural gas interests.

8.   LONG TERM DEBT


     ------------------------------------------------------------------------------------------------------------------
                                                                                             1997               1996
     ------------------------------------------------------------------------------------------------------------------
     Revolving $10,000,000 bank credit line, with a borrowing base of $3,969,000, bearing interest monthly at Canadian Prime Rate plus 1% for Canadian dollar drawdowns and U.S. Base Rate plus 0.5% for United States dollar drawdowns, secured by a fixed and floating charge debenture and a general assignment of book debts and Canadian oil and gas properties
     The sale of the Canadian producing properties on May 30, 1997 terminated            $    --           $3,447,000
     the credit line

     Revolving $5,000,000 (U.S.) bank credit line, with a borrowing base of
     $3,250,000 (U.S.), drawn to $100,000 (U.S.) bearing interest monthly at
     U.S. Base Rate plus 1.5%, secured by a revolving note due May 15, 1999
     and U.S. oil and gas properties                                                       143,050          3,403,617


     ------------------------------------------------------------------------------------------------------------------
                                                                                           143,050          6,850,617
     Less current portion of $5,000,000(U.S.) bank credit line ($533,304 U.S.)                --             (730,947)
     ------------------------------------------------------------------------------------------------------------------
                                                                                          $143,050         $6,119,670
     ------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 6
-------------------------------------------------------------------------------

9.   SHARE CAPITAL

     (a) Authorized

         The authorized share capital consists of 100,000,000 common shares without par value.

     (b) Issued

     --------------------------------------------------------------------------------------------------------
                                                                               Number of            Share
                                                                                Shares             Capital
     --------------------------------------------------------------------------------------------------------
     Balance at December 31, 1994                                              8,422,102         $ 30,831,865

     Issued for cash
       Private placements                                                        400,000            1,340,000
       Exercise of options                                                       272,500              961,250
     Purchase of subsidiary                                                    1,374,727            6,186,272
     In lieu of consulting fees                                                   85,912              324,117
     Conversion of debentures                                                      4,201               20,000
     Reduction of common share stated capital                                       --            (10,602,526)
     Common share issue expenses                                                    --                (36,603)
     --------------------------------------------------------------------------------------------------------
     Balance at December 31, 1995                                             10,559,442           29,024,375

     Issued for cash
       Exercise of options                                                       514,500            1,825,250
       Private placements                                                        260,000            1,001,000
       Exercise of warrants                                                          714                3,641
     In lieu of consulting fees                                                    9,070               32,525
     In lieu of directors fees                                                     2,068                7,507
     Shares repurchased and cancelled under Normal Course Issuer Bid             (26,900)             (99,530)
     Common share issue expenses                                                    --                 (4,073)
     --------------------------------------------------------------------------------------------------------
     Balance at December 31, 1996                                             11,318,894           31,790,695

     In lieu of consulting fees                                                    6,000               21,780
     In lieu of directors fees                                                       552                2,004
     Shares repurchased and cancelled under Normal Course Issuer Bid            (323,100)            (922,790)
     --------------------------------------------------------------------------------------------------------
     Balance at December 31, 1997                                             11,002,346         $ 30,891,689
     --------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 7

-------------------------------------------------------------------------------


9.   SHARE CAPITAL (CONTINUED)

     (c) Reserved in respect of options

     ---------------------------------------------------------------------------------------------
                                                           Exercise                  Exercisable
                   Holder                     Number        Price                   On or Before
     ---------------------------------------------------------------------------------------------
     Options
     Company directors and employees          193,000        $3.50                  April 3, 1998
                                               50,000        $3.55                  April 3, 1998
                                              100,000        $4.05                  July 25, 1998
                                              525,000        $4.15                  June 12, 1999
                                               50,000        $3.50                   June 2, 1999

     Non-related persons                      120,000        $3.50                  April 3, 1998
                                              125,000        $3.50                   June 2, 1999

     ---------------------------------------------------------------------------------------------
                                            1,163,000
     ---------------------------------------------------------------------------------------------

     (d) Net income (loss) per share

         Net income (loss) per share has been calculated based on the following weighted average numbers of shares outstanding:

     ---------------------------------------------------------------------------------
                                                  1997           1996          1995
     ---------------------------------------------------------------------------------
     Weighted average number of shares         11,159,663     10,945,927     9,031,583
     ---------------------------------------------------------------------------------

     (e) Cash flow per share

         Cash flow per share has been calculated, based on the weighted average number of shares outstanding, as follows:

     ------------------------------------------------------------------------------------------------------
                                                                             1997        1996        1995
     ------------------------------------------------------------------------------------------------------
     Cash flow from operations before working capital changes per share      $0.25       $0.54       $0.23
     Cash flow from operations after working capital changes per share       $0.05       $0.49       $0.20
     -------------------------------------------------------------------------------------------------------

     (f) Reduction of share capital

         On June 22, 1995, the shareholders of the Company passed a special resolution to reduce the stated capital of the Company's common shares by $10,602,526 which represents the Company's deficit at December 31, 1994.


-------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 8

-------------------------------------------------------------------------------


10.  RELATED PARTY TRANSACTIONS

     During 1996, the Company was charged consulting expenses of $417,780 (1996
     - $395,463, 1995 - 404,017) by companies related by virtue of common directors. Office expense includes $117,600 (1996 - $115,962, 1995 - $115,416 ) paid to a related company.

11.  INCOME TAXES

     The benefit of the Company's losses for United States income tax purposes has not been recognized in the accounts. The amount of these losses and their expiry dates are as follows:

     -----------------------------------------------------------------------
                                                              United States
     -----------------------------------------------------------------------
     2006                                                     US$1,331,731
     2007                                                        2,299,528
     2008                                                          489,925
     2009                                                        1,211,359
     2010                                                        2,440,048
     2011                                                          845,280
     2012                                                          360,000
     -----------------------------------------------------------------------
                                                              US$8,979,871
     -----------------------------------------------------------------------

     The Company's effective tax rate differs from the expected statutory rate either because losses have not been tax effected or because previously unrecognized tax losses have been applied.

12. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

     (a) Accounting for income taxes

         Under the asset and liability method of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred income tax assets and liabilities, reduced by a valuation allowance to an amount more likely than not to be recovered, are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The approximate effect of each component of deferred income tax assets and liabilities at December 31, 1997 is as follows:


         Net operating losses deferred tax assets                            $ 5,137,000
         Petroleum and natural gas interests deferred tax liabilities            (44,000)
         -------------------------------------------------------------------------------
         Net deferred tax assets                                               5,093,000
         Less valuation allowance                                             (5,093,000)
         -------------------------------------------------------------------------------
         Deferred tax assets, net of valuation allowance                     $      --
         -------------------------------------------------------------------------------


         The valuation allowance equals the entire amount of the net deferred tax assets as the recognition criteria for deferred tax assets has not been met. Therefore, there is no effect of applying the provisions of SFAS 109 on the Company's financial statements.


--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 9
-------------------------------------------------------------------------------


12. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES (CONTINUED)

     (b) Consolidated statements of changes in financial position

         Under United States accounting principles, the following items are not considered to be cash items and would not appear in the consolidated statements of changes in financial position:

         (i)   the conversion of debentures

         (ii) the acquisition of subsidiary in exchange for the issuance of shares; and

         (iii) the issuance of shares on settlement of consulting fees and directors fees payable.

         As a result, cash flows from operating, financing and investing activities would be presented as follows under United States accounting principles:

         ------------------------------------------------------------------------------------
                                            1997                 1996                 1995
         ------------------------------------------------------------------------------------
         Cash flows from:
           Operating activities        $    600,808         $  5,388,392         $  2,154,092
           Financing activities          (7,527,603)           1,688,813            7,862,621
           Investing activities          10,532,087           (6,045,068)          (9,309,079)
         ------------------------------------------------------------------------------------
         Increase in cash              $  3,605,292         $  1,032,137         $    707,634
         ------------------------------------------------------------------------------------

         Under United States accounting principles, the following supplementary cash flow information would be disclosed:

         ---------------------------------------------------------------------------------
                                              1997                1996              1995
         ---------------------------------------------------------------------------------
         Interest paid                      $188,468            $685,942          $461,531
         ---------------------------------------------------------------------------------
         Income taxes paid                  $151,000             $48,214           $25,852
         ---------------------------------------------------------------------------------

     (c) Cash flow per share

         Disclosure of cash flow per share information is prohibited under United States generally accepted accounting principles.

     (d) Full cost method of accounting

         Under the United States full cost method of accounting for petroleum and natural gas interests, the Company, using sales prices at the balance sheet date, would have been required to write-down the Canadian petroleum and natural gas interests by approximately $800,000 in 1995. Accordingly, loss and loss per share for the year ended December 31, 1995 under United States accounting principles would be $1,955,062 and $0.22, respectively. The sale of the Canadian petroleum and natural gas interests in 1997 causes this $800,000 difference to reverse. Accordingly, loss and loss per share for the year ended December 31, 1997 under United States accounting principles would be $4,035,220 and $0.36, respectively.


-------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION


Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 10

-------------------------------------------------------------------------------


13.  SEGMENTED INFORMATION

     All of the Company's activities are in one business segment, petroleum and natural gas exploration, development and production.

     Note 6 discloses the Company's petroleum and natural gas interests by geographic segment, and these interests comprise the majority of identifiable assets as at December 31, 1997 and 1996. The Company's operations by geographic segment for the years ended December 31, 1997, 1996 and 1995 were as follows:

         -----------------------------------------------------------------------------------------------------------------------
                                                                                Canada           United States          Total
         -----------------------------------------------------------------------------------------------------------------------
         1997
         Petroleum and natural gas sales                                            --           $ 7,649,415         $ 7,649,415
         Royalties and production taxes                                             --             2,581,196           2,581,196
         Operating costs                                                            --             1,018,211           1,018,211
         -----------------------------------------------------------------------------------------------------------------------
         Operating Income                                                           --             4,050,008           4,050,008
         Depreciation and depletion                                               33,512           4,236,233           4,269,745
         Gain on sale of Canadian petroleum and natural gas interests           (518,025)               --              (518,025)
         Provision for revenue dispute                                              --             1,023,998           1,023,998
         Write-down of petroleum and natural gas interests                          --             2,520,000           2,520,000
         -----------------------------------------------------------------------------------------------------------------------
                                                                                 484,513          (3,730,223)         (3,245,710)
         Unallocated costs:
           General and administrative                                                                                  1,691,779
           Interest and bank charges                                                                                     188,468
           Interest revenue                                                                                             (250,916)
           Foreign exchange                                                                                             (259,315)
           Amortization of deferred financing costs                                                                       68,494
           Income taxes                                                                                                  151,000
         -----------------------------------------------------------------------------------------------------------------------
         Loss                                                                                                        $(4,835,220)
         -----------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                            Page 11

-------------------------------------------------------------------------------


13.  SEGMENTED INFORMATION (CONTINUED)

                                                                          Canada      United States       Total
     --------------------------------------------------------------------------------------------------------------
     1996
     Petroleum and natural gas sales                                    $3,076,442      $9,786,259   $   12,862,701
     Royalties and production taxes                                        455,556       2,431,540        2,887,096
     Operating costs                                                       746,835         902,815        1,649,650
     --------------------------------------------------------------------------------------------------------------
     Operating income                                                    1,874,051       6,451,904        8,325,955
     Depreciation and depletion                                          1,763,836       3,897,369        5,661,205
     --------------------------------------------------------------------------------------------------------------
                                                                           110,215       2,554,535        2,664,750
     Unallocated costs:
       General and administrative                                                                         1,663,411
       Interest and bank charges                                                                            685,942
       Interest and other revenue                                                                           (26,095)
       Foreign exchange                                                                                      (3,789)
       Amortization of deferred financing costs                                                              68,494
       Income taxes                                                                                          48,214
     --------------------------------------------------------------------------------------------------------------
     Net Income                                                                                      $      228,573

     ==============================================================================================================
     1995
     Petroleum and natural gas sales                                    $1,529,376      $5,233,031   $    6,762,407
     Royalties and production taxes                                        218,262       1,666,846        1,885,108
     Operating costs                                                       491,795         434,364          926,159
     --------------------------------------------------------------------------------------------------------------
     Operating income                                                      819,319       3,131,821        3,951,140
     Depreciation and depletion                                            659,722       2,547,396        3,207,118
     --------------------------------------------------------------------------------------------------------------
                                                                      159,597         584,425          744,022
     Unallocated costs:
       General and administrative                                                                         1,470,083
       Interest and bank charges                                                                            461,531
       Interest and other revenue                                                                           (73,532)
       Foreign exchange                                                                                      (7,437)
       Amortization of deferred financing costs                                                              22,587
       Income taxes                                                                                          25,852
     --------------------------------------------------------------------------------------------------------------
     Loss                                                                                             $  (1,155,062)
     --------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

\OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 12

-------------------------------------------------------------------------------


14.  LITIGATION

     (a) S.W. HOLMWOOD

     The Company is a party to litigation in the United States District Court, Western District of Louisiana (Amoco Production Company vs. Texas Meridian Resource Exploration, Inc.) by virtue of its master participation agreement with Meridian Resource Corporation (formally known as Texas Meridian Resource Corporation).

     The litigation enures from a joint exploration agreement between the plaintiff and defendant whereby adjoining petroleum and natural gas leases were pooled on a 50% / 50% joint ownership basis. Two producing oil wells have been drilled and placed on production. The plaintiff is claiming a breach of trust and demands surrender of 100% of the wells ownership on a retroactive basis and has received a favorable summary judgement. The operator pending the court's granting of damages intends to appeal the judgement.

     The Company holds a beneficial 4% working interest. Since the outcome of this litigation is not determinable, the Company has recorded 100% of the cumulative net operating income to date aggregating to $1,023,000 as Revenue in Dispute.

     (b) WILDHAY

     The Company is party to a statement of claim and counterclaim with a drilling contractor in the Judicial District of Calgary, Court of Queen's Bench, Alberta. The nature of this litigation is based on a contract wherein the drilling contractor drilled a well on behalf of the Company and a joint venture partner. The working interest participants are demanding $2,738,568 in throw away costs and expenses plus $1,001,755 for loss of the original well as well as $5,932,000 of reservoir damage from the drilling contractor. The well in question is reflected in property and equipment at $1.1 million and an additional $1.2 million is included as a receivable from the Company's joint venture partner.

15.  SUBSEQUENT EVENT

     On February 11, 1998, the Company entered into a Plan and Agreement of Merger ("Agreement") whereby the Company's wholly owned U.S. subsidiary Optima Energy (U.S.) Corporation would merge with American Explorer, L.L.C., ("American") a Louisiana limited liability company, Goodson Exploration Company ("Goodson"), a Louisiana corporation, NAB Financial, L.L.C. ("NAB"), a Louisiana limited liability company, and Dexco Energy, Inc. ("Dexco"), a Louisiana corporation (American, Goodson, NAB and Dexco collectively, referred to as the acquired companies). Goodson, NAB and Dexco are holding companies which own all the outstanding common shares of American. American is engaged in the acquisition of and exploration for oil and natural gas.

     Under the terms of the Agreement, the acquired companies would be merged with the Company's U.S. subsidiary in exchange for 7,335,001 common shares of the Company to be issued to the former shareholders of the acquired companies, which will represent approximately 40% of the post acquisition outstanding common shares of the Company. In addition, the Company will issue 1,667,001 in contingent stock issue rights which will be exchangeable for common shares of the Company if the Company's share price exceeds U.S. $5 per share for 20 consecutive trading days. The contingent stock issue rights will terminate on the third anniversary after issuance if the condition stated above is not met within the three year time limit. In addition, the Company is required to provide American with a loan agreement of U.S. $2.5 million prior to March 1, 1998, with an initial draw of U.S. $500,000 available at that date and further draws based on the consummation of this Agreement.


-------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 13

-------------------------------------------------------------------------------


15.  SUBSEQUENT EVENT (CONTINUED)

     The Agreement is subject to a number of conditions which must be met to give effect to the merger including but not limited to the following:

     -    the receipt of various regulatory approvals;

     - the approval of the Agreement by the shareholders of the Company and the shareholders of the acquired companies; and

     -    due diligence by both the Company and the acquired companies.

     If the agreement is consummated, the Company will account for the acquisition using the purchase method.

     The estimated purchase price based on the recent trading history of the Company's common shares is approximately $14 million.


-------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 14

-------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE CASH FLOWS AS AT DECEMBER 31, 1997, 1996 AND 1995 (UNAUDITED)

                                                            1997            1996            1995
                                                           -------         -------         -------
                                                                           (000's)
                                                                           -------
PROVED

Beginning of year                                           41,536          29,473          24,236
Petroleum and natural gas sales, net of
 royalties, production taxes and operating income           (4,050)         (8,326)         (3,951)
Unearned petroleum and natural gas sales, net of
 royalties, production taxes and operating expenses         (1,024)           --              --
Net changes in prices                                       (6,992)         22,017          (3,572)
Revisions of quantity estimates                             (6,093)        (22,936)         (3,332)
Purchase of reserves in place                                 --             3,199           7,503
Discoveries                                                    665          18,277           1,389
Sale of reserves in place                                  (13,856)         (1,634)         (1,160)
Changes in estimated future development costs               (5,083)         (9,468)         (5,463)
Development costs incurred                                   5,358           6,978           8,559
Net change in estimated future taxes                         1,479          (1,479)           --
Accretion of discount                                        2,916           2,947           2,424
Changes in production rates (timing)                        (2,315)          2,488           2,840
                                                           -------         -------         -------
End of year                                                 12,541          41,536          29,473
                                                           =======         =======         =======


-------------------------------------------------------------------------------