Form 10-Q
period 1998-03-31
OPTIMA PETROLEUM CORP
filed 1998-05-15
CIK 872248

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
                                  __________

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:    Commission file number:
                   March 31, 1998                     019020

                          OPTIMA PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

               CANADA                            98-0115468
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

Yes _X_      NO ___.

Number of shares of Common Stock outstanding at May 1, 1998   11,002,346

                          OPTIMA PETROLEUM CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ..............................................  3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ......................................... 14


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............... 16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................. 16

SIGNATURES

                                      -2-

OPTIMA PETROLEUM CORPORATION

Consolidated Balance Sheets


                                                                         March 31           December 31
                                                                           1998                 1997
                                                                       ------------        ------------

ASSETS                                                                  (UNAUDITED)          (AUDITED)

CURRENT
  Cash and cash equivalents                                            $  5,033,461        $  5,660,354
  Accounts receivable (Note 12(b))                                        1,942,974           2,220,151
  Note receivable - current portion (Note 4)                                128,599             129,861
  Cash in trust                                                                  --             715,250
                                                                       ------------        ------------
                                                                          7,105,034           8,725,616
OTHER
  Cash held in trust (Note 5)                                               705,893             703,996
  Advances to operators (Note 6)                                            473,886             547,200
  Note receivable - long term portion (Note 4)                              262,502             265,077
  Loan receivable (Notes 2,13)                                              849,960                  --
  Petroleum and natural gas interests, full cost method (Note 7)         17,285,171          17,695,968
  Deferred charges                                                          276,308             205,486
                                                                       ------------        ------------
                                                                       $ 26,958,754        $ 28,143,343
                                                                       ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                             $    662,093        $    868,796
                                                                       ------------        ------------
                                                                            662,093             868,796

REVENUE IN DISPUTE (Note 12(a))                                           1,047,664           1,023,998

LONG-TERM DEBT (Note 11)                                                    141,660             143,050

SITE RESTORATION AND ABANDONMENT                                            369,297             369,297

SHAREHOLDERS' EQUITY
  Share capital (Note 9)
    Authorized 100,000,000 common shares
    Issued 11,002,346 (1997 - 11,002,346) common shares                  30,891,689          30,891,689
  Contributed surplus                                                       608,222             608,222
  Deficit                                                                (6,761,870)         (5,761,709)
                                                                       ------------        ------------
                                                                         24,738,041          25,738,202
                                                                       ------------        ------------
                                                                       $ 26,958,754        $ 28,143,343
                                                                       ============        ============


See accompanying notes to consolidated financial statements.


ON BEHALF OF THE BOARD

/s/ Ronald P. Bourgeois, Director             /s/ Robert L. Hodgkinson, Director

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Operations and Deficit
(unaudited)

                                                  Three months ended March 31,
                                                     1998               1997
                                                 -----------        -----------
OPERATING INCOME
  Petroleum and natural gas sales                $ 1,119,473        $ 3,380,171
  Royalties and production taxes                     355,627            993,677
  Operating costs                                    338,175            360,311

                                                 -----------        -----------
                                                     425,671          2,026,183

EXPENSES

  General and administrative (Schedule)              386,039            394,990
                                                 -----------        -----------

EARNINGS BEFORE INTEREST,
  DEPLETION, DEPRECIATION,
    AMORTIZATION AND INCOME TAXES                     39,632          1,631,193

  Depletion and depreciation                         872,714          1,278,000
  Interest and other revenue                         (99,109)           (13,344)
  Foreign exchange loss                              246,462              7,251
  Interest and bank charges                            2,644            134,456
  Amortization of deferred financing costs            17,082             17,082
                                                 -----------        -----------

NET INCOME (LOSS)                                 (1,000,161)           207,748


DEFICIT, beginning of period                      (5,761,709)          (926,489)

                                                 -----------        -----------
DEFICIT, end of period                           $(6,761,870)       $  (718,741)
                                                 ===========        ===========

NET INCOME (LOSS) PER SHARE                      $     (0.09)       $      0.02
                                                 ===========        ===========



See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Changes In Financial Position
(unaudited)


                                                      Three months ended March 31,
                                                         1998               1997
                                                     -----------        -----------

                                                     CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
  Net income (loss) for the period                   $(1,000,161)       $   207,748
  Items not involving cash
    Depletion, depreciation and amortization             889,796          1,295,082
                                                     -----------        -----------

                                                        (110,365)         1,502,830
  Changes in non-cash working capital:
    Accounts receivable                                  277,177           (677,884)
    Accounts payable and accrued liabilities            (206,703)             8,295
    Cash in trust                                        713,353                 --
                                                     -----------        -----------
                                                         673,462            833,241
                                                     -----------        -----------


FINANCING ACTIVITIES
  Issue (repurchase) of
    common shares (net of issue expenses)                     --            (81,180)
  Increase in (repayment of) bank debt                    (1,390)            34,270
  Note receivable                                          3,837             (5,011)
  Deferred Charges                                       (87,904)                --
  Revenue in dispute                                      23,666
  Loan receivable                                       (849,960)                --
                                                     -----------        -----------
                                                        (911,751)           (51,921)
                                                     -----------        -----------


INVESTING ACTIVITIES
  Petroleum and natural gas interests                   (461,918)        (1,409,464)
  Advances to operators                                   73,314           (219,284)
  Cash held in trust                                          --            (17,110)
  Deferred charges                                            --               (159)
                                                     -----------        -----------
                                                        (388,604)        (1,646,017)
                                                     -----------        -----------

INCREASE (DECREASE) IN CASH                             (626,893)          (864,697)

CASH AND CASH EQUIVALENTS, beginning of period         5,660,354          2,055,062

                                                     -----------        -----------
CASH AND CASH EQUIVALENTS, end of period             $ 5,033,461        $ 1,190,365
                                                     ===========        ===========



See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Schedules of Consolidated General and Administrative Expense
(unaudited)



                                                    Three months ended March 31,
                                                     1998                 1997
                                                   --------             --------

Consultants                                        $128,154             $177,057
Office expense                                      110,922              105,701
Legal, audit and tax                                 51,818               15,762
Public listing                                       32,471               25,225
Office rent                                          32,102               21,099
Travel                                               17,609               17,376
Investor communication                               12,963               31,548
Directors' fees                                          --                1,222

                                                   --------             --------
                                                   $386,039             $394,990

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1998
(unaudited)                                                               Page 7

--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of presentation

         The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31,1997, as filed with the Securities Exchange Commission.

         The consolidated financial statements included herein as of March 31, 1998, and for the three month periods ended March 31, 1998 and March 31, 1997 are unaudited. Management has reflected all adjustments, consisting of normal recurring adjustments, which it believes are necessary to present fairly the financial position as at March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1998 and March 31, 1997.

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


--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1998
(unaudited)                                                               Page 8

--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.   MERGER OF OPTIMA ENERGY (U.S.) COMPANY

     On February 11, 1998, the Company entered into a Plan and Agreement of Merger ("Agreement") whereby the Company's wholly owned U.S. subsidiary Optima Energy (U.S.) Corporation would merge with American Explorer, L.L.C., ("American") a Louisiana limited liability company, Goodson Exploration Company ("Goodson"), a Louisiana corporation, NAB Financial, L.L.C. ("NAB"), a Louisiana limited liability company, and Dexco Energy, Inc. ("Dexco"), a Louisiana corporation (American, Goodson, NAB and Dexco collectively,

--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1998
(unaudited)                                                               Page 9

--------------------------------------------------------------------------------


2.   MERGER OF OPTIMA ENERGY (U.S.) COMPANY (CONTINUED)

     referred to as the acquired companies). Goodson, NAB and Dexco are holding companies which own all the outstanding common shares of American. American is engaged in the acquisition of and exploration for oil and natural gas.

     Under the terms of the Agreement, the acquired companies would be merged with the Company's U.S. subsidiary in exchange for 7,335,001 common shares of the Company to be issued to the former shareholders of the acquired companies, which will represent approximately 40% of the post acquisition outstanding common shares of the Company. In addition, the Company will issue 1,667,001 in contingent stock issue rights which will be exchangeable for common shares of the Company if the Company's share price exceeds U.S. $5 per share for 20 consecutive trading days. The contingent stock issue rights will terminate on the third anniversary after issuance if the condition stated above is not met within the three year time limit. In addition, the Company was required to provide American with a loan agreement of U.S. $2.5 million prior to March 1, 1998, with an initial draw of U.S. $500,000 available at that date and further draws based on the consummation of this Agreement.

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

3.   SALE OF CANADIAN PETROLEUM AND NATURAL GAS INTERESTS

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





--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1998
(unaudited)                                                              Page 10

--------------------------------------------------------------------------------


6.   ADVANCES TO OPERATORS

     The Company maintains joint accounts with operators engaged by the Company to perform exploration and development work on its petroleum and natural gas interests.

7.   PETROLEUM AND NATURAL GAS INTERESTS



                                                           March 31,         December 31,
                                                             1998                 1997
                                                         ------------        ------------

Petroleum and natural gas interests                      $ 34,937,408        $ 34,477,861
Other equipment                                               215,806             213,436
                                                         ------------        ------------

                                                           35,153,214          34,691,297
Accumulated depreciation, depletion and write-offs        (17,868,043)        (16,995,329)
                                                         ------------        ------------

                                                         $ 17,285,171        $ 17,695,968
                                                         ============        ============


     As at March 31, 1998, unproved properties with capitalized costs of $2,911,126 (December 31, 1997 - $2,911,126) were not subject to depletion. It is expected that these properties will be evaluated over the next one to three years.

8.   LONG-TERM DEBT

     Revolving $5,000,000 (U.S.) bank credit line, with a borrowing base of $3,250,000 (U.S.) drawn to $100,000 (U.S.) bearing interest monthly at U.S. Base Rate plus 1.5%, secured by a revolving note due May 15, 1999 and U.S. oil and gas properties.

9.   SHARE CAPITAL

     (a) Authorized

         The authorized share capital consists of 100,000,000 common shares without par value.

     (b) Issued



                                                                  Number of                  Share
                                                                   Shares                   Capital
                                                                 ----------               -----------

Balance at March 31, 1998 and December 31, 1997                  11,002,346               $30,891,689
                                                                 ==========               ===========




--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1998
(unaudited)                                                              Page 11

--------------------------------------------------------------------------------


9.   SHARE CAPITAL (CONTINUED)

     (c) Reserved in respect of options



                                                      Exercise                  Exercisable
              Holder                      Number        Price                   On or Before
              ------                      ------        -----                   ------------
Options
Company directors and employees          193,000        $3.50                  April 3, 1998
                                          50,000        $3.55                  April 3, 1998
                                         100,000        $4.05                  July 25, 1998
                                         525,000        $4.15                  June 12, 1999
                                          50,000        $3.50                   June 2, 1999

Non-related persons                      120,000        $3.50                  April 3, 1998
                                         125,000        $3.50                   June 2, 1999
                                       ---------
                                       1,163,000
                                       =========

     (d) Net income (loss) per share

         Net income (loss) per share has been calculated based on the following weighted average numbers of shares outstanding:



                                                          1998             1997
                                                       ----------       ----------
Weighted average number of shares                      11,159,663       11,313,653
                                                       ==========       ==========


10.  RELATED PARTY TRANSACTIONS

     In the three months ended March 31, 1998, the Company was charged consulting expenses of $105,000 (1997- $104,445) by companies related by virtue of common directors. Office expense includes $29,400 (1997 - $29,400) paid to a related company.

11. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

     (a) Accounting for income taxes

         Under the asset and liability method of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred income tax assets and liabilities, reduced by a valuation allowance to an amount more likely than not to be recovered, are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The approximate effect of each component of deferred income tax assets and liabilities at March 31, 1998 is as follows:



--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1998
(unaudited)                                                              Page 12

--------------------------------------------------------------------------------


11. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES (CONTINUED)


Net operating losses deferred tax assets                            $ 5,137,000
Petroleum and natural gas interests deferred tax liabilities            (44,000)
                                                                    -----------

Net deferred tax assets                                               5,093,000
Less valuation allowance                                             (5,093,000)
                                                                    -----------

Deferred tax assets, net of valuation allowance                     $        --
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

     (b) Consolidated statements of changes in financial position

         Under United States accounting principles, the following items are not considered to be cash items and would not appear in the consolidated statements of changes in financial position:

         (i) the conversion of debentures

         (ii) the acquisition of subsidiary in exchange for the issuance of shares; and

         (iii) the issuance of shares on settlement of consulting fees and directors fees payable.

         As a result, cash flows from operating, financing and investing activities would be presented as follows under United States accounting principles:



                                                   1998                 1997
                                                ---------           -----------
Cash flows from:
  Operating activities                          $ 673,462           $   838,686
  Financing activities                           (911,751)              (57,366)
  Investing activities                           (388,604)           (1,646,017)
                                                ---------           -----------

Increase (Decrease) in cash                     $(626,893)          $  (864,697)
                                                =========           ===========

         Under United States accounting principles, the following supplementary cash flow information would be disclosed:



                                                     1998                  1997
                                                    ------              --------
Interest paid                                       $2,644              $134,456
                                                    ------              --------

Income taxes paid                                       --                    --
                                                    ======              ========




--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1998
(unaudited)                                                              Page 13

--------------------------------------------------------------------------------

11. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES (CONTINUED)

     (c) Cash flow per share

         Disclosure of cash flow per share information is prohibited under United States generally accepted accounting principles.

12.  LITIGATION

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

     The Company holds a beneficial 4% working interest. Since the outcome of this litigation is not determinable, the Company has recorded 100% of the cumulative net operating income to date aggregating to $1,047,664 as Revenue in Dispute.

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

13.  SUBSEQUENT EVENT

     On April 15, 1998, the company issued a draw of U.S. $500,000 under the terms of the Plan and Agreement of Merger (see note #2).


--------------------------------------------------------------------------------

                   PART I -- FINANCIAL INFORMATION CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles. The value of the U.S. Dollar in relation to the Canadian Dollar was U.S. $1.00 equal $1.4333 CDN as at May 12, 1998.

---------------------------------------------------------------------------------------------------------------
Working Interest                   Quarter Ended March 31                        1998                1998
---------------------------------------------------------------------------------------------------------------
                                                                                                     Percentage
                                                                                  Increase             Increase
CDN$                               1998             1997                         (Decrease)          (Decrease)
---------------------------------------------------------------------------------------------------------------
Volume
 Natural Gas (mcf)                 138,355              310,429                  (172,074)             (55%)
 Oil (bbls)                         29,746               37,596                    (7,850)             (21%)
Average Price per Unit
USA
 Natural Gas (mcf)                   $3.56                $4.26                    ($0.70)             (16%)
 Oil (bbls)                         $21.18               $30.45                    ($9.27)             (30%)
Gross Revenue,
 Natural Gas                      $489,340           $1,321,957                  (832,617)             (63%)
 Oil                              $630,133           $1,144,691                  (514,588)             (45%)
---------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                   $1,119,473           $2,466,648                (1,347,115)
---------------------------------------------------------------------------------------------------------------

(NOTE: The aforementioned information has been restated for 1997 to reflect the sale of Canadian assets on May 30, 1997, effective January 1, 1997. Previously reported total revenue for the first quarter of 1997 included Canadian petroleum and natural gas sales of $913,523.)

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

The Company realized a net loss of $1,000,161 for the first quarter of 1998 or $0.09 per share as compared to a profit of $207,748 or $0.02 per share in the first quarter of 1997. Earnings before interest, depletion, depreciation and taxes ("EBITDA") declined 98% to $39,632 from $1,631,193 in 1996. EBITDA on a per share basis was $0.01 per share down from $0.15 per share in 1997. The weighted average of shares in the first quarter of 1997 was 11,002,346 as compared to 11,313,653 in 1997.

The decline in financial results is due to the following factors:

          -Canadian petroleum and natural gas assets were sold on May 30, 1997.
           On an historical basis, the Canadian operations provided between 25% and 33% of consolidated net revenue

          -decline in commodity prices of approximately 30% over the same reporting period last year

          -the Company's decision to curtail exploration and development activities pending a corporate transaction

          -curtailed oil production at S.W. Holmwood with Meridian Resource
           Corporation due to outstanding litigation

          -unanticipated decline in oil production at East Cameron.

OPERATING REVENUES.

Gross revenue decreased by $1,347,115 to $1,119,473 from $2,466,648 a year earlier, a decline of 55%. Actual production on a BOE basis (6 MCF of natural gas equal 1 barrel of oil) fell 41% whereas commodity prices declined 16% for natural gas and 30% for crude oil.

OPERATING EXPENSES.

Oil and natural gas operating expenses were $338,175 as compared to $360,311 a year earlier. The first quarter for 1997 included $174,812 from Canadian operations. Operating expenses for US operations increased to $338,175 from $185,499 a year earlier. On a BOE equivalent basis, operating expenses increased to $6.40 per BOE from $2.08 BOE in the first quarter of 1997 in respect of US operations. The increase is due to workovers at Turtle Bayou in January, 1998. The operating expenses for the month of March, 1998 have been reduced to $3.71 per BOE.

INTEREST AND OTHER INCOME.

Interest income increased to $99,109 from $13,344 a year earlier whereas interest expense and bank charges fell to $2,644 from $134,456 in the first quarter of 1997. This improvement is due to the cash proceeds on the sale of Canadian assets on May 30, 1997.

The foreign exchange loss of $246,462 as compared to $7,251 a year earlier results from the reality that the Company reports in Canadian $ dollars whereas over 90% of its assets and liabilities are US $ dollar denominated. Accordingly a minor fluctuation in the exchange rate results in a foreign currency translation gain or loss which could be material for financial reporting but does not reflect a realized gain or loss.

DEPLETION, DEPRECIATION AND AMORTIZATION.

Depletion and depreciation was $872,000 in the first quarter of 1998 as compared to $1,299,420 a year earlier. The first quarter of 1997 included $412,000 of depletion and depreciation in respect of Canadian petroleum and natural gas assets which were sold on May 30, 1997. In respect of US operations, on a BOE basis the 1998 expense was $16.51 as compared to $9.69 per BOE a year earlier (this calculation is based on 6 MCF of natural gas equal 1 barrel of oil).

The amortization expense of $17,083 is identical to a year earlier as it reflects the amortization of costs on a straight line basis.

GENERAL AND ADMINISTRATIVE EXPENSE.

General and administrative expenses of $386,039 reflect a modest decline of 2% from $394,990 a year earlier. On a BOE basis, converting natural gas to its equivalent barrels of oil at a ratio of 6 mcf equals 1 barrel, general and administrative expenses increased to $7.13 per BOE as compared to $4.42 per BOE in 1996 an increase of 61%. This increase on a BOE basis is a result of the decline in production from the first quarter of 1997.

BALANCE SHEET.

Total assets as at March 31, 1998 were $26,975,836 as compared to $41,383,801 a year earlier and $28,143,343 as at December 31, 1997. Petroleum and natural gas interests declined marginally since the beginning of the fiscal year as capital expenditures of $461,918 were offset by depletion and depreciation expenses of $872,714. Working capital has decreased to $6,442,941 from $7,856,820 as at December 31, 1997. Shareholder's equity has decreased by $983,079 since December 31, 1997 reflecting the net loss for the fiscal quarter.

Certain of the foregoing statements may be deemed "forward-looking statements" within the meaning of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Certain risks and uncertainties inherent in the Company's business are set forth in the filings of the Company with the Securities and Exchange Commission. These risks include price changes for oil and gas, risks regarding estimates of reserves production risks government regulations and general risks regarding the exploration for and the production of oil and gas reserves.

                           PART II-OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to security holders for a vote in the quarter ended March 31, 1998. The Company has filed a preliminary form of the Proxy Statement and Information Circular in respect of the Plan and Agreement of Merger between Optima Petroleum Corporation and American Explorer, L.L.C. with the Securities and Exchange Commission. Accordingly the annual general meeting of shareholders will be scheduled upon receiving notification of acceptance. It is expected that the meeting will occur prior to the end of June, 1998.

ITEM.6. EXHIBITS AND REPORTS ON FORM 8-K.

Attached is a Form 8-K dated February 28, 1998 announcing the merger agreement between Optima Petroleum Corporation and American Explorer, L.L.C.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 OPTIMA PETROLEUM CORPORATION AND SUBSIDIARIES
                                  (Registrant)

Date: May 13, 1998                         By: /s/ Robert L. Hodgkinson
                                               ------------------------
                                               Robert L. Hodgkinson
                                               President-CEO


                                           By: /s/ Ronald P. Bourgeois
                                               -------------------------
                                               Ronald P. Bourgeois
                                               Chief Financial Officer-Secretary

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 8-K


   PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934


Date of the Report: February 28, 1998                 Commission File No. 019020


                          OPTIMA PETROLEUM CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

        CANADA                                           98-0115468
(State of Incorporation)                    (I.R.S. Employee Identification No.)

#600, 595 HOWE STREET, VANCOUVER,
BRITISH COLUMBIA, CANADA                                   V6C 2T5
(Address of Principal Executive Offices)                  (Zip Code)


                                 (604) 684-6886
                Registrant's Telephone Number Including Area Code

ITEM 2 - DISPOSITION OF ASSETS

The Company has entered into a definitive agreement with American Explorer, L.L.C., a privately owned independent oil and gas company based in Lafayette, Louisiana calling for the merger of these two companies. The merger is subject to approval by Optima shareholders, U.S. and Canadian regulatory authorities, an independent fairness opinion and customary conditions to closing.

Attached is a news release which was delivered to the Toronto Stock Exchange and NASDAQ Stock Market on February 12, 1998, prior to the opening for stock trading.

ITEM 7 - EXHIBITS

     No.                 Description

    7.1                  Press Release dated February 12, 1998

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on behalf of the undersigned hereunto duly authorized.

March 5, 1998                          OPTIMA PETROLEUM CORPORATION


                                       /s/ RONALD P. BOURGEOIS
                                       ----------------------------------------
                                       RONALD P. BOURGEOIS
                                       CHIEF FINANCIAL OFFICER

                              [OPTIMA LETTERHEAD]



                          OPTIMA PETROLEUM CORPORATION
                                       AND
                            AMERICAN EXPLORER, L.L.C.
                            ANNOUNCE MERGER AGREEMENT

HOUSTON, TEXAS - FEBRUARY 12, 1998 - OPTIMA PETROLEUM CORPORATION (NASDAQ:
OPPCF) and American Explorer, L.L.C., a privately owned independent oil and gas company based in Lafayette, Louisiana, today announced the signing of a definitive agreement calling for the merger of these two companies. This merger is subject to approval by Optima shareholders, U.S. and Canadian regulatory authorities, an independent fairness opinion and customary conditions to closing.

Under the terms of the agreement, American Explorer owners will receive 7.335 million shares of Optima common stock and rights to acquire an additional 1.667 million shares of Optima common stock issuable upon the occurrence of certain post closing events in return for 100% of American Explorer, L.L.C. and associated companies. It is anticipated that the Annual General Meeting of Optima shareholders will be held on or before May 31, 1998 with the closing of these transactions to occur immediately thereafter.

Optima and American Explorer are both engaged in the exploration, development and production of oil and gas, primarily in the U.S. Gulf Coast region and have previously worked together on a number of oil and gas projects. As part of the merger with American Explorer, Optima will be redomiciled as a U.S. (Delaware) corporation headquartered in Lafayette, Louisiana with exploration offices in Houston, Texas. Canadian offices will be closed. Optima shareholders will be asked to elect a new seven person board of directors to be effective at the closing, to include Charles T. Goodson, Alfred J. Thomas, II, Ralph J. Daigle and Robert R. Brooksher, of American Explorer and Daniel G. Fournerat, outside counsel to American Explorer. William C. Leuschner and Robert L. Hodgkinson, both current officers of Optima will continue as directors. Mr. Goodson will become President and Chief Executive Officer of Optima, Mr. Thomas becoming Chief Operating Officer and Mr. Daigle becoming Senior Vice President, Exploration. Mr. Brooksher shall become Chief Financial Officer.

Optima shares are traded on the Nasdaq National Market System under the symbol "OPPCF" and on the Toronto Stock Exchange under the symbol "OPP". For additional information, please contact:

OPTIMA PETROLEUM CORPORATION           AMERICAN EXPLORER, L.L.C.
Mr. Robert L. Hodgkinson               Mr. Charles T. Goodson
(604) 684-6886                         (318) 232-7028