Form 10-K/A
period 1997-12-31
OPTIMA PETROLEUM CORP
filed 1998-05-27
CIK 872248

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1
                         -------------------------------

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

                         -------------------------------

   (Title of Each Class)          (Name of Each Exchange on which Registered)
COMMON STOCK, NO PAR VALUE                 NASDAQ (NMS) STOCK MARKET
                                            TORONTO STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None

                         -------------------------------

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

As at March 17 , 1998, Registrant had outstanding 11,002,346 shares of Common Stock.

                          OPTIMA PETROLEUM CORPORATION
                             INDEX TO FORM 10-K/A-1

                                            PART I
ITEM 1.        BUSINESS......................................................................3

ITEM 2.        PROPERTIES...................................................................11

ITEM 3.        LEGAL PROCEEDINGS............................................................12

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS.............................................................13

                                            PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS..............................................14

ITEM 6.        SELECTED FINANCIAL DATA......................................................15

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS...................................................................18

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................22

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.........................................................22

                                           PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS
               OF THE REGISTRANT............................................................23

ITEM 11.       EXECUTIVE COMPENSATION.......................................................25

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT........................................................26

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................28

                                            PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               AND REPORTS ON FORM 8-K......................................................29

ITEM 15.       SIGNATURES...................................................................30


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

        The Company's oil and gas interests as at December 31, 1997 are described under Item 2 on page(s)12-13. Canadian property interests are held by the Company and U.S. property interest by Optima U.S. Unless otherwise indicated all acquisitions or dispositions referred to in this section and elsewhere in this document have been negotiated on an arm's length basis.

        The Company's financial statements are stated in Canadian dollars (CDN$) and are prepared in accordance with Canadian generally accepted accounting principals ("GAAP"); reconciliations to U.S. GAAP are contained in footnotes to the financial statements. The value of the U.S. Dollar in relation to the Canadian Dollar was $1.00 U.S. equal to $1.4165 CDN as at March 17 , 1998.

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

        The following table summarizes the Company's reserves. ALL EVALUATIONS OF FUTURE NET PRODUCTION REVENUE SET FORTH IN THE TABLES ARE STATED PRIOR TO PROVISIONS FOR INCOME TAXES AND INDIRECT COSTS. IT SHOULD NOT BE ASSUMED THAT THE DISCOUNTED FUTURE NET REVENUES SHOWN BELOW ARE REPRESENTATIVE OF THE FAIR MARKET VALUE OF OPTIMA'S RESERVES. Other assumptions and qualifications relating to costs, prices for future production and other matters are included in the Evaluation Reports Table No. 1 sets forth estimates of the Company's proved developed and undeveloped oil / gas reserves as of December 31, 1997. The Company's estimated total proved developed and undeveloped reserves of oil and natural gas as of December 31, 1997, 1996 and 1995 based upon the Evaluation Reports were as follows:


                                            RESERVE QUANTITY INFORMATION
                                               WORKING INTEREST SHARE
                                               YEAR ENDED DECEMBER 31

                             TOTAL                      UNITED STATES                    CANADA
                      ---------------------        ----------------------        ---------------------
                       GAS          LIQUIDS          GAS          LIQUIDS         GAS          LIQUIDS
                       MMCF          MBBLS           MMCF          MBBLS          MMCF          MBBLS
                       ----          -----           ----          -----          ----          -----
    Proved
   Reserves
     1997              3,288           876          3,288            876              -             -
     1996             20,397         1,450          5,143           1139         15,254           311
     1995             32,954           748         11,328            331         21,626           417


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

For the fiscal years ended December 31, 1997, 1996 and 1995 the Company had the following working interest production:


                                            PRODUCTION
                                      WORKING INTEREST SHARE
                                      YEAR ENDED DECEMBER 31

                                                           1997             1996           1995
                                                           ----             ----           ----
Oil Wells (bbls)
Canada                                                        -             29,939          13,880
USA                                                        141,210         123,760          57,242

Gas Wells (mcf)
Canada                                                        -          1,608,454         763,999
USA                                                      1,003,147       1,700,984       1,600,490


        The following table sets forth the net proved reserves of the Company as at December 31, 1997, 1996 and 1995 and the discounted cash flow value thereof. The reserve information was derived from the evaluation reports provided by the Company's petroleum engineers:


                                         FUTURE CASH FLOWS
     UNESCALATED PRICES AND COSTS, CANADIAN DOLLARS, WORKING INTEREST SHARES AS AT DECEMBER 31
                                               ($000)
                                                             1997            1996            1995
                                                             ----            ----            ----
Future net cash flow before taxes                          $17,961         $63,086         $50,801
Future net cash flow discounted at 10% before taxes         12,541          43,015          29,473
Future net cash flow discounted at 10% after taxes (1)      12,541          41,536          29,473

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


                                             GROSS                                   NET
                            --------------------------------------------------------------------------
                            PRODUCTIVE        DRY         TOTAL     PRODUCTIVE       DRY         TOTAL
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


(1) SOLD CANADIAN OPERATIONS EFFECTIVE JANUARY 1, 1997

PRODUCTION

        The following table summarizes the net volumes of oil, liquids and natural gas produced and sold, before royalty, as well as the average price received in respect to such sales. This table segments production between Canada and USA and represents all properties in which the Company holds interests:

                                        NATURAL GAS (CDN$)
                                        ------------------
                            CANADA                              USA                    TOTAL
                            ------                              ---                    -----
               Net Production    Average Sales    Net Production   Average Sales    Company
              (mcf)              (price/mcf)      (mcf)            (price/mcf)      Production (mcf)
              ---------------    -------------    --------------   -------------    ----------------
1997                      -              n/a        1,003,147           $3.72           1,003,147
1996              1,608,454            $1.38        1,700,984           $3.58           3,309,438
1995                763,999            $1.59        1,600,491           $2.39           2,364,489

                                       OIL AND LIQUIDS (CDN$)
                                       ----------------------
                            CANADA                              USA                    TOTAL
                            ------                              ---                    -----
              Net Production     Average Sales     Net Production   Average Sales   Company
              (bbl)              (price/bbl)       (bbl)            (price/bbl)     Production (bbl)
              ---------------    -------------    --------------   -------------    ----------------
1997                      -              n/a          141,210          $27.75             141,210
1996                 29,939           $28.52          123,760          $29.86             153,699
1995                 13,880           $22.82           57,243          $24.50              71,122
========== ================ ================ ================ ===============  ==================

        The following table summarizes the average production costs per unit of production, with natural gas converted to its energy equivalent at a ratio of six thousand cubic feet of natural gas to one barrel of oil:


                                             CANADA                            USA
                                             ------                            ---
1997                                           n/a                            $3.29
1996                                          $2.51                           $2.22
1995                                          $3.49                           $1.34


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


                                           DEVELOPED                         UNDEVELOPED
                                  -------------------------         ------------------------------
                                  GROSS                 NET            GROSS                  NET
Louisiana                         5,929                 829         (1)  52,592               7,292
New Mexico                            -                   -               2,664                 661
Total                             5,929                 829              55,256               7,953

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

GEOGRAPHIC SEGMENTS AND FOREIGN SALES

        The Company reported net revenue from operations for the fiscal year ended December 31, 1997 of CDN $5,068,219. The net revenue is calculated as gross sales of $7,649,415 less royalties and production taxes of $2,581,196.

        The following table sets forth results of operations for producing activities by geographic location, as of the fiscal year ended December 31, 1997.


       FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
                                             (CDN$)
                                                          1997             1996            1995
                                                          ----             ----            ----
Petroleum and natural gas sales, net of
royalties and petroleum taxes:
Canada                                                   $      -      $  2,620,886   $ 1,311,114
USA                                                     5,068,219         7,354,719     3,566,185

Operating Profit or (loss):
Canada                                                    484,513           110,215      159,597
USA                                                    (3,730,223)        2,554,535      584,425

Petroleum and natural gas interests,
net of accumulated depletion and
depreciation:
Canada                                                  1,211,921        16,848,304    16,553,994
USA                                                    16,484,047        17,916,046    16,945,686

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

                            ITEM 3. LEGAL PROCEEDINGS

        There are no legal proceedings to which the Company or its subsidiary is a party or by which any of its property is subject, other than ordinary and routine litigation to the business of producing and exploring for oil and natural gas, except as follows:

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

        The Company holds a beneficial 4% working interest. Since the outcome of this litigation is not determinable, the Company has recorded 100% of the cumulative net operating income to date aggregating to $1,023,000 as Revenue in Dispute in its consolidated financial statements.

WILDHAY

        The Company is party to a statement of claim and counterclaim with a drilling contractor in the Judicial District of Calgary, Court of Queen's Bench, Alberta. The nature of this litigation is based on a contract wherein the drilling contractor drilled a well on behalf of the Company and a joint venture partner. The working interest participants are demanding $2,738,568 in throw away costs and expenses plus $1,001,755 for loss of the original well as well as $5,932,000 of reservoir damage from the drilling contractor. The well in question is reflected in the Company's consolidated financial statements in property and equipment at $1.1 million and an additional $1.2 million is included as a receivable from the Company's joint venture partner.

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


NOMINEE                                   FOR               WITHHOLD / AGAINST             ABSTAIN
-------                                   ---               ------------------             -------
Robert L. Hodgkinson                   7,127,717                   11,371                   93,450
William C. Leuschner                   7,117,703                   21,385                   93,450
Ronald P. Bourgeois                    7,108,339                   30,749                   93,450
Emile D. Stehelin                      6,925,326                  213,762                   93,450
Martin G. Abbott                       6,925,324                  215,714                   93,450

Appointment of Auditors                7,220,810                   11,728                      N/A

Additionally, the following proposals were approved at the Company's annual meeting:

NOMINEE                             AFFIRMATIVE VOTES       WITHHOLD / AGAINST               ABSTAIN
Approval of an                         6,933,825                  298,713                      N/A
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


                                         STOCK TRADING DATA
                                         COMMON SHARES (OPP)
                                                NASDAQ                   TORONTO STOCK EXCHANGE
                                   ------------------------------    --------------------------------
Period Ending                       Volume       High       Low      Volume       High          Low
-------------
                                                (U.S.$)   (U.S.$)    (Cdn.$)     (Cdn.$)      (Cdn.$)
1997
4th Quarter                        3,501,452     $2.31     $1.50   1,278,905       $3.85        $1.50
3rd Quarter                        2,252,291     $2.13     $1.38     465,172       $3.25        $2.00
2nd Quarter                        1,713,721     $2.56     $2.00     488,271       $3.50        $2.75
1st Quarter                        1,826,990     $3.06     $2.13     427,752       $4.10        $2.95

1996
4th Quarter                        2,282,517     $3.13     $2.31     591,581       $4.50        $3.30
3rd Quarter                        2,000,092     $3.37     $2.96     350,498       $5.10        $3.80
2nd Quarter                        2,217,462     $3.63     $2.63     777,051       $4.90        $3.60
1st Quarter                        1,679,407     $3.13     $2.50     344,848       $4.25        $3.50

1995
4th Quarter                        2,112,338     $3.25     $2.13     286,456       $4.20        $3.40
3rd Quarter                        2,047,898     $3.25     $2.00     427,692       $4.35        $2.90
2nd Quarter                          945,104     $3.63     $2.25      98,763       $4.75        $3.25
1st Quarter                        1,057,423     $4.00     $2.13     261,102       $5.25        $2.95

1994
4th Quarter                        2,316,857     $4.75     $3.38     802,150       $6.38        $4.80
3rd Quarter                        1,444,251     $5.50     $3.88     251,291       $7.50        $5.50
2nd Quarter                        2,322,254     $5.00     $3.00     636,031       $6.88        $4.25
1st Quarter                        2,534,871     $5.25     $3.50     540,257       $7.00        $4.75

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

        The value of the U.S. Dollar in relation to the Canadian Dollar was CDN $1.4165 as at March 17 , 1998. The following table sets forth a history of the exchange rates for the U.S./Canadian Dollar during the past five fiscal years:



                                   CANADIAN DOLLAR / U.S. DOLLAR
                                   -----------------------------
       YEAR               AVERAGE              HIGH                 LOW                CLOSE
       ----               -------              ----                 ---                -----
       1997                $1.43               $1.44               $1.41               $1.44
       1996                $1.36               $1.39               $1.33               $1.37
       1995                $1.37               $1.38               $1.35               $1.36
       1994                $1.37               $1.41               $1.31               $1.40
       1993                $1.28               $1.30               $1.28               $1.29

        The Company's financial statements are stated in Canadian Dollars (Cdn$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles ("Canadian GAAP"); reconciliations to United States Generally Accepted Accounting Principles ("U.S. GAAP") are contained in note 12 to the consolidated financial statements.

The following table presents selected financial information:

                                           SELECTED FINANCIAL DATA
                                                CANADIAN GAAP
                                                (CDN$ IN 000)
                                --------------------------------------------------------------------
                                                   FISCAL YEAR ENDED DECEMBER 31
                               ---------------------------------------------------------------------
                                  1997           1996           1995           1994             1993
                               (NOTE 1a)      (NOTE 1b)      (NOTE 1c)
Operating revenue              $  7,649       $ 12,863      $  6,762       $  4,152       $  3,984

Net income (loss)                (4,835)           229        (1,155)        (4,305)          (261)
Earnings (loss) per share
(Note 2)                          (0.43)          0.02         (0.13)         (0.56)         (0.05)
Working capital (Note 3)          7,857          1,289           747             17          2,833
Resource properties              17,696         34,764        33,500         22,260         16,780
Total assets                     28,143         41,215        39,178         24,794         21,171
Long-term debt                      143          6,120         7,390          1,849          1,349
Shareholders equity              25,738         31,472        28,478         20,838         19,167


                                         SELECTED FINANCIAL DATA
                                                 U.S. GAAP
                                               (CDN$ IN 000)
                              ---------------------------------------------------------------------
                                                 FISCAL YEAR ENDED DECEMBER 31
                              ---------------------------------------------------------------------
                               1997            1996           1995           1994          1993
                              (NOTE 1a)       (NOTE 1b)      (NOTE 1c)
Operating revenue              $  7,649       $ 12,863      $  6,762       $  4,152       $  3,984

Net income (loss)                (4,035)           229        (1,955)        (4,305)          (201)
Earnings (loss) per share
(Note 2)                          (0.36)          0.02         (0.22)         (0.56)         (0.03)
Working capital (Note 3)          7,857          1,289           747             17          2,833
Resource properties              17,696         33,964        32,700         22,260         16,780
Total assets                     28,143         40,415        38,378         24,794         21,171
Long-term debt                      143          6,120         7,390          1,849          1,349
Shareholders equity              25,738         30,672        27,678         20,838         19,167


NOTES TO SELECTED FINANCIAL DATA

1.       COMPARABILITY OF SELECTED FINANCIAL DATA

        (a) Effective January 1, 1997, the Company sold a substantial portion of its Canadian petroleum and natural gas interests. The effects on 1997 results compared to prior years are discussed on page 18 under Results of Operations.

        (b) Effective September 8, 1995, the Company acquired Roxbury Capital Corp. ("Roxbury"). As a result of this acquisition, 1996 production and sales volumes increased significantly compared to 1995 as discussed on page 19 under Results of Operations.

        (c) 1995's results were also affected by the Roxbury acquisition and an increase in drilling activity as discussed on page 21 under Results of Operations.

2.      NET INCOME (LOSS) PER SHARE

        Net income (loss) per share for Canadian and U.S. GAAP has been calculated based on the following weighted average numbers of shares outstanding:



                                      1997       1996        1995        1994       1993
                                      ----       ----        ----        ----       ----
Weighted average number of shares  11,159,663  10,945,927  9,031,583   7,625,417  5,380,125
                                   ==========  ==========  =========   =========  =========


3.      WORKING CAPITAL

        Working capital is defined as total current assets less total current liabilities.

4.      CANADIAN AND U.S. GAAP DIFFERENCES
        There are no material differences between Canadian and U.S. GAAP related to the above selected financial data except as follows:

        a) 1995's loss is $800,000 higher for U.S. GAAP as explained on page 21 under "Investment Carrying Value Adjustment". As a result of this adjustment, resource properties, total assets and shareholder's equity are all $800,000 lower under U.S. GAAP for 1995 and 1996.

        b) 1997's loss is $800,000 lower for U.S. GAAP as a result of the realization of the $800,000 writedown for Canadian GAAP purposes as part of the $2,250,000 write-down as explained on page 19 under "Investment Carrying Value".

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


                                                                                                      1997
                                                                                  1997             PERCENTAGE
WORKING INTEREST                         YEAR ENDED DECEMBER 31,                 INCREASE           INCREASE
CDN$                            1997             1996             1995          (DECREASE)         (DECREASE)
                             -----------      -----------      -----------      -----------       -----------
Volume:
Natural Gas (mcf)              1,003,147        3,309,438        2,364,489       (2,306,291)              (70%)
Oil (bbl)                        141,210          153,699           71,122          (12,489)               (8%)

Average Price Per Unit:
Natural Gas (/mcf)           $      3.72      $      2.51      $      2.13      $      1.21                48%
Oil (/bbl)                   $     27.75      $     29.60      $     24.17      $     (1.85)               (6%)

Gross Revenues:
Natural Gas                  $ 3,731,246      $ 8,313,466      $ 5,043,221      $(4,582,220)              (55%)
Oil                            3,918,169        4,549,235        1,719,186         (631,066)              (14%)
                             -----------      -----------      -----------      -----------       -----------
Total Revenue                $ 7,649,415      $12,862,701      $ 6,762,407      $(5,213,286)
                             ===========      ===========      ===========      ===========       ===========

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

        The weighted average number of shares used in the calculation of earnings for the year was 11,159,633 shares whereas the 1996 calculations are based on 10,945,927 shares. The number of issued and outstanding shares was 11,318,894 as at January 1, 1997 but due to a share repurchase program was reduced to 11,002,346 shares at December 31, 1997.

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

        The weighted average number of shares used in the calculation of earnings for the year was 10,945,927 shares whereas the 1995 calculations are based on 9,031,583 shares. The primary reason for this difference is the 1,374,227 shares from the Roxbury plan of arrangement which were issued in September, 1995 and shares issued from treasury in 1996.

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

        In respect of liabilities and shareholders' equity, long term debt (including current portion) declined slightly to $6,850,617 from $7,390,400 a year earlier. This change is a combination of higher bank debt and the redemption of $829,000 of convertible debentures. Shareholders' equity at December 31, 1996 increased to $31,472,428 from $28,477,535. This change is a combination of $228,573 in income for the year end and the net issuance of 759,452 common shares for $2,766,320.

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

        Net receipts from investing activities for 1997 were $10,532,087 as compared to cash requirements of $6,045,068 in 1996. Proceeds from the sale of petroleum and natural interests, was $16,750,000 in 1997 as compared to $1,176,849 a year earlier.

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

IMPACT OF ACQUISITION ON RESULTS OF OPERATIONS

        In conjunction with the Company's pending merger with American Explorer, Inc., the Company intends to emigrate and continue in Delaware. As a result, the Company will change from reporting under Canadian GAAP to U.S. GAAP. The Company does not expect any material adverse tax consequences or material one time charges as a result of this emigration.

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


                                         DIRECTORS
---------------------------------------------------------------------------------------------
NAME, AGE AND MUNICIPALITY       POSITION WITH                       PRINCIPAL OCCUPATION FOR
OF RESIDENCE                     THE COMPANY                         PREVIOUS FIVE YEARS
----------------------------     ----------------------------------  ------------------------
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





                                       ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                    ----------------------------------   -----------------------------------------------
                                                                                 AWARDS           PAYOUTS
                                                                         -----------------------  ----------------------
                                                                         SECURITIES  RESTRICTED
                         FISCAL                                            UNDER      SHARES OR                ALL OTHER
NAME AND POSITION        YEAR                         OTHER  ANNUAL       OPTIONS    RESTRICTED     LTIP       COMPEN-
OF PRINCIPAL             ENDED      SALARY    BONUS   COMPENSATIONS(1)   GRANTED(2)  SHARE UNITS  PAY-OUTS(3)  SATION(3)
--------------------     -----      ------    -----   ----------------   ----------  -----------  -----------  ---------
Robert L.                1997         Nil      N/A        150,000            Nil          Nil        Nil        Nil
Hodgkinson               1996         Nil      N/A        150,000        200,000          Nil        Nil        Nil
CEO, President           1995         Nil      N/A        166,500        150,000          Nil        Nil        Nil
& Director

William C.               1997         Nil      N/A        150,000            Nil          Nil        Nil        Nil
Leuschner                1996         Nil      N/A        150,000        125,000          Nil        Nil        Nil
Chairman, Director       1995         Nil      N/A        149,000        150,000          Nil        Nil        Nil

Ronald P. Bourgeois      1997         Nil      N/A        118,000            Nil          Nil        Nil        Nil
CFO, Secretary           1996         Nil      N/A        118,000         75,000          Nil        Nil        Nil
& Director               1995         Nil      N/A         96,000        125,000          Nil        Nil        Nil

Emile D. Stehelin        1997         Nil      N/A              0         25,000          Nil        Nil        Nil
Director                 1996         Nil      N/A              0         50,000          Nil        Nil        Nil
                         1995         Nil      N/A              0         50,000          Nil        Nil        Nil

Martin G. Abbott         1997         Nil      N/A              0         25,000          Nil        Nil        Nil
Director                 1996         Nil      N/A              0            Nil          Nil        Nil        Nil
                         1995         Nil      N/A              0         50,000          Nil        Nil        Nil


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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table sets forth the beneficial ownership of the Company as at December 31, 1997 to the extent that each beneficial owner owns more than five percent of the common shares of the Company:


                                                                                               Per
                                                                            Number of Shares   Cent
                   Name and Address of                                       Beneficially      of
Title of Class     Beneficial Owner                                             Owned         Class
--------------     ----------------                                         ----------------  -----
Common Shares      E. D. Stehelin, Whitehorse, Yukon, Canada                   1,326,942      12.1
Common Shares      Wellington Management, Boston, MA, USA                      1,079,000       9.9
Common Shares      State Street Research & Management, Boston, MA, USA           572,300       5.2
                                                                               ---------      ----
Total                                                                          2,996,442      27.2
                                                                               =========      ====

SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth the beneficial ownership as at December 31, 1997 of the Company's common shares by each of the Company's directors, certain of its executive officers and by all of its directors and executive officers as a group:


Name and Address of                          Amount and Nature of         Per Cent
Beneficial Owner                             Beneficial Ownership         of Class
----------------                             --------------------         --------
R.L. Hodgkinson, Vancouver, B.C., Canada                  118,000(1)         1.1
W.C. Leuschner, Calgary, Alberta, Canada                  560,225(1)         5.1
R.P. Bourgeois, Vancouver, B.C., Canada                    57,151(2)         0.5
E.D. Stehelin, Whitehorse, Yukon, Canada                1,326,942(3)        12.1
M.G. Abbott, Calgary, Alberta, Canada                      15,626(3)         0.1
                                                        ---------           ----
All directors and executive
officers as a group (5 persons)                         2,077,944           18.9
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

                7804 Yukon Inc. has acquired interests in the following prospects in which the Company has participated or is participating: Valentine and Vermilion, Louisiana. Each of these transactions were on terms as favorable as the Company obtained from unaffiliated parties.

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




(c)   INDEX TO EXHIBITS

      Exhibit
         No.     Description of Exhibits
      --------   -----------------------

        3.1     Articles of Incorporation

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

                          OPTIMA PETROLEUM CORPORATION

                                             BY: /s/ ROBERT L. HODGKINSON
                                                --------------------------------
                                                  Robert L. Hodgkinson
                                                       President
                                                  Chief Executive Officer and
                                                  Director

Date: March 26 , 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                             Title                Date
                ----                             -----                ----


BY: /s/ ROBERT L. HODGKINSON                   President         March 26, 1998
   -------------------------------
        Robert L. Hodgkinson            Chief Executive Officer
                                               Director

BY: /s/  WILLIAM C. LEUSCHNER            Chairman of the Board   March 26, 1998
   -------------------------------
        William C. Leuschner                   Director


BY: /s/  RONALD P. BOURGEOIS                   Secretary         March 26, 1998
   -------------------------------
         Ronald P. Bourgeois            Chief Financial Officer
                                               Director

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


/S/ KPMG

Chartered Accountants

Vancouver, Canada
March 13, 1998

OPTIMA PETROLEUM CORPORATION

Consolidated Balance Sheets
December 31, 1997 and 1996


                                                                          1997               1996
                                                                      ------------       ------------
ASSETS

CURRENT
  Cash and cash equivalents                                           $  5,660,354       $  2,055,062
  Cash in trust                                                            715,250                 --
  Accounts receivable (Note 14(b))                                       2,220,151          2,516,578
  Note receivable - current portion (Note 4)                               129,861            124,423
                                                                      ------------       ------------
                                                                         8,725,616          4,696,063

OTHER
  Cash held in trust (Note 5)                                              703,996            638,142
  Advances to operators (Note 6)                                           547,200            468,864
  Note receivable - long term portion (Note 4)                             265,077            373,269
  Petroleum and natural gas interests, full cost method (Note 7)        17,695,968         34,764,350
  Deferred charges                                                         205,486            273,980
                                                                      ------------       ------------
                                                                      $ 28,143,343       $ 41,214,668
                                                                      ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                            $    868,796       $  2,676,605
  Current portion of long-term debt (Note 8)                                    --            730,947
                                                                      ------------       ------------
                                                                           868,796          3,407,552

REVENUE IN DISPUTE (Note 14(a))                                          1,023,998                 --

LONG-TERM DEBT (Note 8)                                                    143,050          6,119,670

SITE RESTORATION AND ABANDONMENT                                           369,297            215,018

SHAREHOLDERS' EQUITY
  Share capital (Note 9)
    Authorized 100,000,000 common shares
    Issued 11,002,346 (1996 - 11,318,894) common shares                 30,891,689         31,790,695
  Contributed surplus                                                      608,222            608,222
  Deficit (Note 9 (e))                                                  (5,761,709)          (926,489)
                                                                      ------------       ------------
                                                                        25,738,202         31,472,428
                                                                      ------------       ------------
                                                                      $ 28,143,343       $ 41,214,668
                                                                      ============       ============

See accompanying notes to consolidated financial statements.


ON BEHALF OF THE BOARD

/s/ ROBERT L. HODGKINSON                    /s/ RONALD P. BOURGEOIS
-----------------------------------         -----------------------------------
Director                                    Director

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Operations and Deficit
Years ended December 31, 1997, 1996 and 1995


                                                              1997               1996               1995
                                                          ------------       ------------       ------------
OPERATING  REVENUE

  Petroleum and natural gas sales                         $  7,649,415       $ 12,862,701       $  6,762,407



COSTS AND EXPENSES

  Royalties and production taxes                             2,581,196          2,887,096          1,885,108
  Operating costs                                            1,018,211          1,649,650            926,159
  Depletion and depreciation                                 4,269,745          5,661,205          3,207,118
  Write-down of petroleum and natural gas interests          2,520,000                 --                 --
  Provision for revenue dispute (Note 14)                    1,023,998                 --                 --
  Gain on sale of Canadian petroleum
    and natural gas interests                                 (518,025)                --                 --
  General and administrative (Schedule)                      1,691,779          1,663,411          1,470,083
  Interest and other revenue                                  (250,916)           (26,095)           (73,532)
  Foreign exchange gain                                       (259,315)            (3,789)            (7,437)
  Interest and bank charges                                    188,468            685,942            461,531
  Amortization of deferred financing costs                      68,494             68,494             22,587
                                                          ------------       ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES                           (4,684,220)           276,787         (1,129,210)

Income taxes (Note 11)                                         151,000             48,214             25,852
                                                          ------------       ------------       ------------


NET INCOME (LOSS) FOR THE YEAR                              (4,835,220)           228,573         (1,155,062)


DEFICIT, beginning of year                                    (926,489)        (1,155,062)       (10,602,526)


Reduction of common share stated capital (Note 9(e))                --                 --         10,602,526


                                                          ------------       ------------       ------------
DEFICIT, end of year                                      $ (5,761,709)      $   (926,489)      $ (1,155,062)
                                                          ============       ============       ============

NET INCOME (LOSS) PER SHARE                               $      (0.43)      $       0.02       $      (0.13)
                                                          ============       ============       ============


See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Changes In Financial Position
Years ended December 31, 1997, 1996 and 1995


                                                                   1997               1996               1995
                                                               ------------       ------------       ------------
                                                                          CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
  Net income (loss) for the year                               $ (4,835,220)      $    228,573       $ (1,155,062)
  Items not involving cash
    Gain on sale of Canadian petroleum
      and natural gas interests                                    (518,025)                --                 --
    Depletion, depreciation and amortization                      4,338,239          5,729,699          3,229,705
    Provision for revenue dispute                                 1,023,998                 --                 --
    Write-down of petroleum and natural gas interests             2,520,000                 --                 --
                                                               ------------       ------------       ------------
                                                                  2,528,992          5,958,272          2,074,643
  Changes in non-cash working capital:
    Accounts receivable                                             296,427            (44,195)          (606,674)
    Accounts payable and accrued liabilities                     (1,807,809)          (565,717)           362,006
    Net working capital adjustments on sale
      of Canadian  petroleum and natural gas interests             (440,586)                --                 --
                                                               ------------       ------------       ------------
                                                                    577,024          5,348,360          1,829,975
                                                               ------------       ------------       ------------


FINANCING ACTIVITIES
  Issue (repurchase) of
    common shares (net of issue expenses)                          (899,006)         2,766,320          2,608,764
  Increase in (repayment of) bank debt                           (6,707,567)           289,217          5,561,400
  Note receivable                                                   102,754           (497,692)                --
  Repayment of convertible debentures                                    --           (829,000)                --
  Issue of securities on purchase of subsidiary                          --                 --          6,186,272
  Conversion of convertible debentures                                   --                 --            (20,000)
  Site restoration and abandonment                                       --                 --             36,574
                                                               ------------       ------------       ------------
                                                                 (7,503,819)         1,728,845         14,373,010
                                                               ------------       ------------       ------------


INVESTING ACTIVITIES
  Proceeds on sale of petroleum and natural gas interests        16,750,000          1,176,849            925,863
  Petroleum and natural gas interests                            (5,358,473)        (7,955,920)        (8,558,633)
  Advances to operators                                             (78,336)           881,352           (903,652)
  Cash held in trust                                               (781,104)          (638,142)                --
  Debentures receivable                                                  --            493,874           (493,874)
  Deferred  charges                                                      --             (3,081)          (278,783)
  Purchase of subsidiary (Note 3)                                        --                 --         (6,186,272)
                                                               ------------       ------------       ------------
                                                                 10,532,087         (6,045,068)       (15,495,351)
                                                               ------------       ------------       ------------

INCREASE IN CASH                                                  3,605,292          1,032,137            707,634

CASH AND CASH EQUIVALENTS, beginning of year                      2,055,062          1,022,925            315,291
                                                               ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, end of year                         $  5,660,354       $  2,055,062       $  1,022,925
                                                               ============       ============       ============


See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Schedules of Consolidated General and Administrative Expense
Years ended December 31, 1997, 1996 and 1995

                               1997            1996            1995
                            ----------      ----------      ----------
Consultants                 $  712,014      $  681,248      $  652,259
Office expense                 368,348         232,418         248,918
Legal, audit and tax           207,786         207,237         173,193
Investor communication         157,667         247,666         146,800
Office rent                    112,776          80,685          31,879
Travel                          86,843         166,708         163,181
Public listing                  33,970          39,942          50,503
Directors' fees                 12,375           7,507           3,350
                            ----------      ----------      ----------
                            $1,691,779      $1,663,411      $1,470,083
                            ==========      ==========      ==========


OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 1

--------------------------------------------------------------------------------



1.      SIGNIFICANT ACCOUNTING POLICIES

        (a)     Basis of presentation

                The consolidated financial statements are presented in accordance with generally accepted accounting principles applicable in Canada and expressed in Canadian dollars. Except as disclosed in Note 12, these financial statements conform, in all material respects, with generally accepted accounting principles in the United States. These consolidated financial statements reflect certain changes to previously issued consolidated financial statements, resulting from a review by the Securities and Exchange Commission. In accordance with Securities and Exchange Commission requirements, the presentation of certain items in the Statement of Operations and Deficit have been reclassified and additional items have been added to note 12 on U.S. and Canadian GAAP differences.

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

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 2
--------------------------------------------------------------------------------


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

        (i)     Revenue recognition

                Petroleum and natural gas sales are recognized upon delivery to the metered gate at the common carrier pipeline.

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

        The following pro-forma summary presents comparative consolidated results of operations as if the disposition had occurred at the beginning of 1995:



                                         1997              1996              1995
                                      -----------       -----------       -----------
Petroleum and natural gas sales       $ 7,649,415       $ 9,786,259       $ 5,233,031
Net income (loss) for the period       (5,319,733)         (212,883)         (981,643)
Income (loss) per share                     (0.47)            (0.02)            (0.11)



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


        Net assets acquired, using the purchase method of accounting:

Petroleum and natural gas properties                                  $ 6,775,104
Working capital                                                           (48,585)
Due to the Company                                                       (631,586)
Advances to operators                                                       5,692
Furniture and fixtures                                                      2,845
Deferred charges                                                           82,802
                                                                      -----------
                                                                      $ 6,186,272
                                                                      -----------


Consideration given, based on an independent business valuation:
1,374,727 common shares of the Company                                $ 6,186,272
                                                                      -----------

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

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 4
--------------------------------------------------------------------------------


3.   PURCHASE OF ROXBURY CAPITAL CORP. (CONTINUED)

     The operating results of Roxbury are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited proforma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of 1994:



                                                 1995              1994
                                              -----------       -----------
Petroleum and natural gas sales,
   net of royalties and production taxes      $ 5,240,994       $ 3,290,811
Loss                                           (2,239,737)       (5,658,586)
Loss per share                                      (0.22)            (0.54)
                                              -----------       -----------

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

7.      PETROLEUM AND NATURAL GAS INTERESTS



                                                                              United
                                                           Canada             States             Total
                                                        ------------       ------------       ------------
1997
Petroleum and natural gas interests                      $1,171,301        $ 33,306,560       $ 34,477,861
Other equipment                                             183,426              30,010            213,436
                                                         ----------        ------------       ------------

                                                          1,354,727          33,336,570         34,691,297
Accumulated depreciation, depletion and write-offs         (142,806)        (16,852,523)       (16,995,329)
                                                         ----------        ------------       ------------
                                                         $1,211,921        $ 16,484,047       $ 17,695,968
                                                         ==========        ============       ============


OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 5
--------------------------------------------------------------------------------


7.      PETROLEUM AND NATURAL GAS INTERESTS (CONTINUED)



                                                                               United
                                                           Canada              States            Total
                                                        ------------       ------------       ------------
1996
Petroleum and natural gas interests                     $ 19,523,978       $ 30,676,552       $ 50,200,530
Other equipment                                              151,695             24,576            176,271
                                                        ------------       ------------       ------------
                                                          19,675,673         30,701,128         50,376,801
Accumulated depreciation, depletion and write-offs        (2,827,369)       (12,785,082)       (15,612,451)
                                                        ------------       ------------       ------------
                                                        $ 16,848,304       $ 17,916,046       $ 34,764,350
                                                        ============       ============       ============


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

8.      LONG TERM DEBT


                                                                                        1997             1996
                                                                                    -----------      -----------
Revolving $10,000,000 bank credit line, with a borrowing base of $3,969,000, bearing interest monthly at Canadian Prime Rate plus 1% for Canadian dollar drawdowns and U.S. Base Rate plus 0.5% for United States dollar drawdowns, secured by a fixed and floating charge debenture and a general assignment of book debts and Canadian oil and gas properties. The sale of the Canadian
producing properties on May 30, 1997 terminated the credit line.                       $     --       $3,447,000

Revolving $5,000,000 (U.S.) bank credit line, with a borrowing base of
$3,250,000 (U.S.), drawn to $100,000 (U.S.) bearing interest monthly at U.S.
Base Rate plus 1.5%, secured by a revolving note due May 15, 1999 and U.S. oil
and gas properties.                                                                     143,050        3,403,617

                                                                                       --------       ----------
                                                                                        143,050        6,850,617
Less current portion of $5,000,000(U.S.) bank credit line ($533,304 U.S.)                    --         (730,947)
                                                                                       --------       ----------
                                                                                       $143,050       $6,119,670
                                                                                       ========       ==========


OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 6
--------------------------------------------------------------------------------


9.      SHARE CAPITAL

        (a)     Authorized

                The authorized share capital consists of 100,000,000 common shares without par value.

        (b)     Issued



                                                                       Number of           Share
                                                                        Shares            Capital
                                                                     ------------       ------------
Balance at December 31, 1994                                            8,422,102       $ 30,831,865

Issued for cash
  Private placements                                                      400,000          1,340,000
  Exercise of options                                                     272,500            961,250
Purchase of subsidiary                                                  1,374,727          6,186,272
In lieu of consulting fees                                                 85,912            324,117
Conversion of debentures                                                    4,201             20,000
Reduction of common share stated capital                                       --        (10,602,526)
Common share issue expenses                                                    --            (36,603)
                                                                     ------------       ------------
Balance at December 31, 1995                                           10,559,442         29,024,375

Issued for cash
  Exercise of options                                                     514,500          1,825,250
  Private placements                                                      260,000          1,001,000
  Exercise of warrants                                                        714              3,641
In lieu of consulting fees                                                  9,070             32,525
In lieu of directors fees                                                   2,068              7,507
Shares repurchased and cancelled under Normal Course Issuer Bid           (26,900)           (99,530)
Common share issue expenses                                                    --             (4,073)
                                                                     ------------       ------------
Balance at December 31, 1996                                           11,318,894         31,790,695

In lieu of consulting fees                                                  6,000             21,780
In lieu of directors fees                                                     552              2,004
Shares repurchased and cancelled under Normal Course Issuer Bid          (323,100)          (922,790)
                                                                     ------------       ------------
Balance at December 31, 1997                                           11,002,346       $ 30,891,689
                                                                     ============       ============

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 7
--------------------------------------------------------------------------------


9.      SHARE CAPITAL (CONTINUED)

        (c)     Reserved in respect of options



                                                       Exercise                 Exercisable
              Holder                    Number          Price                   On or Before
-------------------------------      ------------     ---------               ----------------
Options
Company directors and employees          193,000        $3.50                  April 3, 1998
                                          50,000        $3.55                  April 3, 1998
                                         100,000        $4.05                  July 25, 1998
                                         525,000        $4.15                  June 12, 1999
                                          50,000        $3.50                   June 2, 1999

Non-related persons                      120,000        $3.50                  April 3, 1998
                                         125,000        $3.50                   June 2, 1999
                                       ---------     ---------                --------------
                                       1,163,000


        (d)     Net income (loss) per share

                Net income (loss) per share has been calculated based on the following weighted average numbers of shares outstanding:



                                          1997            1996            1995
                                       ----------      ----------       ---------
Weighted average number of shares      11,159,663      10,945,927       9,031,583
                                       ----------      ----------       ---------


        (e)     Reduction of share capital

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

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 8
--------------------------------------------------------------------------------


11.     INCOME TAXES

        The benefit of the Company's losses for United States income tax purposes has not been recognized in the accounts. The amount of these losses and their expiry dates are as follows:



                                      United States
                                      -------------
2006                                  US $1,331,731
2007                                      2,299,528
2008                                        489,925
2009                                      1,211,359
2010                                      2,440,048
2011                                        845,280
2012                                        360,000
                                      -------------
                                      US $8,977,871
                                      =============

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


Net operating losses deferred tax assets                          $ 5,137,000
Petroleum and natural gas interests deferred tax liabilities          (44,000)
                                                                  -----------

Net deferred tax assets                                             5,093,000
Less valuation allowance                                           (5,093,000)
                                                                  -----------
Deferred tax assets, net of valuation allowance                   $        --
                                                                  ===========

        The valuation allowance equals the entire amount of the net deferred tax assets as the recognition criteria for deferred tax assets has not been met. Therefore, there is no effect of applying the provisions of SFAS 109 on the Company's financial statements.

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 9
--------------------------------------------------------------------------------


12. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES (CONTINUED)

        (b)     Consolidated statements of changes in financial position

                Under United States accounting principles, the following items are not considered to be cash items and would not appear in the consolidated statements of changes in financial position:

                (i) the conversion of debentures

                (ii) the acquisition of subsidiary in exchange for the issuance of shares; and

                (iii) the issuance of shares on settlement of consulting fees and directors fees payable.

                As a result, cash flows from operating, financing and investing activities would be presented as follows under United States accounting principles:



                                 1997               1996               1995
                            ------------       ------------       ------------
Cash flows from:
  Operating activities      $   600,808        $ 5,388,392        $ 2,154,092
  Financing activities       (7,527,603)         1,688,813          7,862,621
  Investing activities       10,532,087         (6,045,068)        (9,309,079)
                            -----------        -----------        -----------
Increase in cash            $ 3,605,292        $ 1,032,137        $   707,634
                            ===========        ===========        ===========


         Under United States accounting principles, the following supplementary cash flow information would be disclosed:



                         1997          1996          1995
                       --------      --------      --------
Interest paid          $188,468      $685,942      $461,531
                       --------      --------      --------
Income taxes paid      $151,000      $ 48,214      $ 25,852
                       ========      ========      ========


     (c) Consolidated statements of operations and deficit


                                                           1997               1996              1995
                                                       ------------       ------------      ------------
Net income (loss) reported                             $ (4,835,220)      $    228,573      $ (1,155,062)
Write-down of petroleum and natural gas interests           800,000                 --          (800,000)
                                                       ------------       ------------      ------------
Net income (loss) for U.S. GAAP                        $ (4,035,220)      $    228,573      $ (1,955,062)
                                                       ------------       ------------      ------------
Net income (loss) per share for U.S. GAAP              $      (0.36)      $       0.02      $      (0.22)
                                                       ------------       ------------      ------------
Weighted average shares for U.S. GAAP                    11,159,663         10,945,927         9,031,583
                                                       ------------       ------------      ------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 10
--------------------------------------------------------------------------------

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

        There is no difference between the weighted average number of shares for U.S. and Canadian GAAP

(d)     Balance sheets



                                                            1997               1996
                                                       ------------       ------------
Deficit reported                                       $ (5,761,709)      $   (926,489)
Write-down of petroleum and natural gas interests                --           (800,000)
Reduction of common share stated capital                (10,602,526)       (10,602,526)
                                                       ------------       ------------
Deficit for U.S. GAAP                                  $(16,364,235)      $(12,329,015)
                                                       ============       ============



                                                 1997             1996
                                              -----------      -----------
Share capital reported                        $30,891,689      $31,790,695
Reduction of common share stated capital       10,602,526       10,602,526
                                              -----------      -----------
Share capital for U.S. GAAP                   $41,494,215      $42,393,221
                                              ===========      ===========

                                                            1997              1996
                                                        ------------      ------------
Petroleum and natural gas interest reported             $ 17,695,968      $ 34,764,350
Write-down of petroleum and natural gas interests                 --          (800,000)
                                                        ------------      ------------
Petroleum and natural gas interest under U.S. GAAP      $ 17,695,968      $ 33,964,350
                                                        ============      ============


        The write-down of petroleum and natural gas interest is discussed above under 12(c).

        The reduction of common share stated capital by off-setting an accumulated deficit against share captial is not allowed under U.S. GAAP.

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 11
--------------------------------------------------------------------------------

12. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES (CONTINUED)

        (e)     Shareholders' equity under U.S. GAAP



                                                       1997               1996
                                                  ------------       ------------
Opening shareholders' equity under U.S. GAAP      $ 30,672,428       $ 27,677,427
Net income (loss) for U.S. GAAP                     (4,035,220)           228,573
Net share capital issued (repurchased)                (899,006)         2,766,320
                                                  ------------       ------------

Closing shareholders' equity under U.S. GAAP      $ 25,738,202       $ 30,672,428
                                                  ============       ============


        (f)     Concentrations of credit risk

                The Company does not have any significant concentrations of credit risk.

        (g)     Accounting standards

                The Company is not aware of any new accounting standards which have been established but not yet effective, including Financial Accounting Standards 130, 131, and 132, which would have a significant or material effect on the Company's consolidated financial statements.

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

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 12
--------------------------------------------------------------------------------


13.  SEGMENTED INFORMATION (CONTINUED)

                                                                      Canada         United States          Total
                                                                  ------------       -------------       ------------
1997
Petroleum and natural gas sales                                             --       $  7,649,415       $  7,649,415
Royalties and production taxes                                              --          2,581,196          2,581,196
Operating costs                                                             --          1,018,211          1,018,211
Depreciation and depletion                                        $     33,512          4,236,233          4,269,745
Gain on sale of Canadian petroleum and natural gas interests          (518,025)                --           (518,025)
Provision for revenue dispute                                               --          1,023,998          1,023,998
Write-down of petroleum and natural gas interests                           --          2,520,000          2,520,000
                                                                  ------------       ------------       ------------
                                                                       484,513         (3,730,223)        (3,245,710)
Unallocated costs:
  General and administrative                                                                               1,691,779
  Interest and bank charges                                                                                  188,468
  Interest revenue                                                                                          (250,916)
  Foreign exchange                                                                                          (259,315)
  Amortization of deferred financing costs                                                                    68,494
  Income taxes                                                                                               151,000
                                                                  ------------       ------------       ------------
Loss                                                                                                    $ (4,835,220)
                                                                  ============       ============       ============

1996
Petroleum and natural gas sales                                   $  3,076,442       $  9,786,259       $ 12,862,701
Royalties and production taxes                                         455,556          2,431,540          2,887,096
Operating costs                                                        746,835            902,815          1,649,650
Depreciation and depletion                                           1,763,836          3,897,369          5,661,205
                                                                  ------------       ------------       ------------
                                                                       110,215          2,554,535          2,664,750
Unallocated costs:
  General and administrative                                                                               1,663,411
  Interest and bank charges                                                                                  685,942
  Interest and other revenue                                                                                 (26,095)
  Foreign exchange                                                                                            (3,789)
  Amortization of deferred financing costs                                                                    68,494
  Income taxes                                                                                                48,214
                                                                  ------------       ------------       ------------
Net Income                                                                                              $    228,573
                                                                  ============       ============       ============


OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 13
--------------------------------------------------------------------------------

13.  SEGMENTED INFORMATION (CONTINUED)

                                                  Canada          United States      Total
                                                -----------       -------------    -----------
1995
Petroleum and natural gas sales                 $ 1,529,376       $ 5,233,031      $ 6,762,407
Royalties and production taxes                      218,262         1,666,846        1,885,108
Operating costs                                     491,795           434,364          926,159
Depreciation and depletion                          659,722         2,547,396        3,207,118
                                                -----------       -----------      -----------
                                                    159,597           584,425          744,022
Unallocated costs:
  General and administrative                                                         1,470,083
  Interest and bank charges                                                            461,531
  Interest and other revenue                                                           (73,532)
  Foreign exchange                                                                      (7,437)
  Amortization of deferred financing costs                                              22,587
  Income taxes                                                                          25,852
                                                -----------       -----------      -----------
Loss                                                                               $(1,155,062)
                                                ===========       ===========      ===========

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

        (b)     WILDHAY

        The Company is party to a statement of claim and counterclaim with a drilling contractor in the Judicial District of Calgary, Court of Queen's Bench, Alberta. The nature of this litigation is based on a contract wherein the drilling contractor drilled a well on behalf of the Company and a joint venture partner. The working interest participants

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 14
--------------------------------------------------------------------------------


14.     LITIGATION (CONTINUED)

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

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 15
--------------------------------------------------------------------------------

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