Form 10-K/A
period 1997-12-31
OPTIMA PETROLEUM CORP
filed 1998-06-04
CIK 872248

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2
                                  -------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

Yes [x]   No [ ]

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

As at March 17, 1998, Registrant had outstanding 11,002,346 shares of Common Stock.

                          OPTIMA PETROLEUM CORPORATION
                             INDEX TO FORM 10-K/A-2

                                     PART I


ITEM 1.   BUSINESS......................................................3

ITEM 2.   PROPERTIES...................................................13

ITEM 3.   LEGAL PROCEEDINGS............................................14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS...........15

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS..........................................16

ITEM 6.   SELECTED FINANCIAL DATA......................................17

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..........................20

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................24

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE..........................24

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........25

ITEM 11.  EXECUTIVE COMPENSATION.......................................27

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT...................................................28

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............30

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.....................................................31

ITEM 15.  SIGNATURES...................................................32

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

           The independent evaluation incorporates the reporting standard as set out in Regulation S-X as they pertain to Proven Oil and Gas Reserves, Proved Developed Oil and Gas Reserves and Proved Undeveloped Reserves. Proven Oil and Gas Reserves means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, (i.e., prices and costs as of the date the estimate is made). Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

           (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes; (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can be reasonable judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

           (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

           (iii) Estimates or proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

           Proved Developed Oil and Gas Reserves means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

           Proved Undeveloped Reserves means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonable certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

           The following table summarizes the Company's reserves. ALL EVALUATIONS OF FUTURE NET PRODUCTION REVENUE SET FORTH IN THE TABLES ARE STATED PRIOR TO PROVISIONS FOR INCOME TAXES AND INDIRECT COSTS. IT SHOULD NOT BE ASSUMED THAT THE DISCOUNTED FUTURE NET REVENUES SHOWN BELOW ARE REPRESENTATIVE OF THE FAIR MARKET VALUE OF OPTIMA'S RESERVES. Other assumptions and qualifications relating to costs, prices for future production and other matters are included in the Evaluation Reports Table No. 1 sets forth estimates of the Company's proved developed and undeveloped oil/gas reserves as of December 31, 1997. The Company's estimated total proved developed and undeveloped reserves of oil and natural gas as of December 31, 1997, 1996 and 1995 based upon the Evaluation Reports were as follows:

===================================================================================
                          RESERVE QUANTITY INFORMATION
                             WORKING INTEREST SHARE
                             YEAR ENDED DECEMBER 31
-----------------------------------------------------------------------------------
                      TOTAL               UNITED STATES             CANADA
-----------------------------------------------------------------------------------
                 GAS        LIQUIDS     GAS        LIQUIDS      GAS         LIQUIDS
                 MMCF        MBBLS      MMCF        MBBLS      MMCF          MBBLS
-----------------------------------------------------------------------------------
   Proved
  Reserves
     1997       3,288         876       3,288         876          --          --
     1996      20,397       1,450       5,143       1,139      15,254         311
     1995      32,954         748      11,328         331      21,626         417
===================================================================================
   Proved
 Developed
  Reserves
     1997       2,333         554       2,331         554          --          --
     1996      19,258         996       4,004         828      15,254         168
     1995      23,823         643       9,494         308      14,329         335
===================================================================================
   Proved
Undeveloped
  Reserves
     1997         955         322         955         322          --          --
     1996       1,139         454       1,139         311          --         143
     1995       9,131         105       1,834          23       7,297          82
===================================================================================

           The Company reports its reserves at the working interest level as compared to the net revenue interest level due to the large component of Canadian oil and gas reserves prior to January 1, 1997. In Canada, oil and gas rights are owned by the various provincial governments and the calculation of production royalties, referred to as crown royalties is more complex than the practice in the United States. Whereas crown royalty calculations incorporate commodity price, productivity, royalty credit and royalty holidays, net revenue interest is difficult to compare on a year to year basis. The Company's net revenue interest reserves as at December 31, 1997 (being the first year without Canadian assets) were;

                                         Gas                           Liquids
                                         mmcf                           mbbls
Proved reserves                          2,465                          660
                                         =====                          ===
Proved developed reserves                1,750                          433
                                         =====                          ===
Proven undeveloped reserves                715                          227
                                         =====                          ===


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

           For the fiscal years ended December 31, 1997, 1996 and 1995 the Company had the following working interest production:

================================================================================
                                   PRODUCTION
                             WORKING INTEREST SHARE
                             YEAR ENDED DECEMBER 31
--------------------------------------------------------------------------------
                               1997              1996                   1995
--------------------------------------------------------------------------------
Oil Wells (bbls)
Canada                          --               29,939                13,880
USA                          141,210            123,760                57,242

Gas Wells (mcf)
Canada                          --            1,608,454               763,999
USA                        1,003,147          1,700,984             1,600,490
================================================================================


           The following table sets forth the net proved reserves of the Company as at December 31, 1997, 1996 and 1995 and the discounted cash flow value thereof. The reserve information was derived from the evaluation reports provided by the Company's petroleum engineers:

===============================================================================================
                                      FUTURE CASH FLOWS
         UNESCALATED PRICES AND COSTS, CANADIAN DOLLARS, WORKING INTEREST SHARES AS AT
                                        DECEMBER 31
                                          ($000)
                                                               1997        1996         1995
                                                             -------      -------      -------
Future net cash flow before taxes                            $17,961      $63,086      $50,801
Future net cash flow discounted at 10% before taxes           12,541       43,015       29,473
Future net cash flow discounted at 10% after taxes (1)        12,541       41,536       29,473
===============================================================================================

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

=====================================================================================
                                 GROSS                             NET
-------------------------------------------------------------------------------------
                    PRODUCTIVE      DRY    TOTAL   PRODUCTIVE         DRY       TOTAL
-------------------------------------------------------------------------------------
CANADA
Exploratory Wells
1997(1)                n/a          n/a     n/a        n/a            n/a       n/a
1996                   --            1       1         --              .25       .25
1995                    4           --       4         1.95           --        1.95

Development Wells
1997(1)                n/a          n/a     n/a        n/a            n/a       n/a
1996                    1           --       1          .15           --         .15
1995                    1           --       1          .33           --         .33
-------------------------------------------------------------------------------------
USA
Exploratory Wells
1997                    4            2       6          .72           0.33      1.05
1996                    5            5      10          .60           1.03      1.63
1995                    1            4       5          .19            .33       .52

Development Wells
1997                    2           --       2          .33           --         .33
1996                    1           --       1          .08           --         .08
1995                    1           --       1          .04           --         .04
-------------------------------------------------------------------------------------
TOTAL
Exploratory Wells
1997                    4            2       6          .72            .33      1.05
1996                    5            6      11          .60           1.28      1.88
1995                    5            4       9         2.14            .33      2.00

Development Wells
1997                    2           --       2          .33           --         .33
1996                    2           --       2          .23           --         .23
1995                    2           --       2          .37           --         .37
====================================================================================

(1) SOLD CANADIAN OPERATIONS EFFECTIVE JANUARY 1, 1997


PRODUCTION
           The Company as at December 31, 1997 has an ownership interest in 31 producing oil and gas wells:

                                                         Net Working          Net Revenue
                              Gross                        Interest             Interest
Oil wells                       8                            0.86               0.60
Gas wells                      23                            4.52               3.17
                               --                            ----               ----
                               31 wells                      5.38 wells         3.77 wells
                               ==                            ====               ====

           The following table summarizes the net volumes of oil, liquids and natural gas produced and sold, before royalty, as well as the average price received in respect to such sales. This table segments production between Canada and USA and represents all properties in which the Company holds interests:

============================================================================================================================
                                                  NATURAL GAS (CDN$)
----------------------------------------------------------------------------------------------------------------------------
                             CANADA                                          USA                               TOTAL
----------------------------------------------------------------------------------------------------------------------------
             Net Production           Average Sales        Net Production          Average Sales              Company
                 (mcf)                 (price/mcf)             (mcf)                (price/mcf)             Production (mcf)
----------------------------------------------------------------------------------------------------------------------------
1997                  --                     n/a               1,003,147              $3.72                   1,003,147
1996           1,608,454                   $1.38               1,700,984              $3.58                   3,309,438
1995             763,999                   $1.59               1,600,491              $2.39                   2,364,489
----------------------------------------------------------------------------------------------------------------------------
                                                  OIL AND LIQUIDS (CDN$)
----------------------------------------------------------------------------------------------------------------------------
                             CANADA                                          USA                               TOTAL
----------------------------------------------------------------------------------------------------------------------------
             Net Production           Average Sales        Net Production          Average Sales              Company
                 (bbl)                 (price/bbl)             (bbl)                (price/bbl)             Production (bbl)
----------------------------------------------------------------------------------------------------------------------------
1997                 -                     n/a                 141,210              $27.75                     141,210
1996            29,939                  $28.52                 123,760              $29.86                     153,699
1995            13,880                  $22.82                  57,243              $24.50                      71,122
============================================================================================================================


           The following table summarizes the average production costs per unit of production, with natural gas converted to its energy equivalent at a ratio of six thousand cubic feet of natural gas to one barrel of oil:

================================================================================
                            CANADA                                   USA
--------------------------------------------------------------------------------
1997                          n/a                                   $3.29
1996                         $2.51                                  $2.22
1995                         $3.49                                  $1.34
================================================================================


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

================================================================================

                   DEVELOPED                            UNDEVELOPED
--------------------------------------------------------------------------------
             GROSS           NET                   GROSS              NET
--------------------------------------------------------------------------------
Louisiana        5,929            829            (1)  52,592               7,292
New Mexico          --             --                  2,664                 661
Total            5,929            829                 55,256               7,953
================================================================================

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

===========================================================================================
                        FINANCIAL INFORMATION RELATING TO FOREIGN AND
                             DOMESTIC OPERATIONS AND EXPORT SALES
                                            (CDN$)
-------------------------------------------------------------------------------------------
                                                       1997           1996          1995
-------------------------------------------------------------------------------------------
Petroleum and natural gas sales, net of royalties
and petroleum taxes:
Canada                                             $        --     $2,620,886    $1,311,114
USA                                                  5,068,219      7,354,719     3,566,185

Operating Profit or (loss):
Canada                                                 484,513        110,215       159,597
USA                                                 (3,730,223)     2,554,535       584,425

Petroleum and natural gas interests, net of
accumulated depletion and depreciation:
Canada                                               1,211,921     16,848,304    16,553,994
USA                                                 16,484,047     17,916,046    16,945,686
===========================================================================================


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


                               ITEM 2. PROPERTIES

DESCRIPTION

           The Company's corporate finance office is located in leased office space at #600 -- 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. The registered office of the Company is Suite 2170, Bow Valley Square Four, 250 -- 6th Avenue, S.W., Calgary, Alberta, T2P 3R7. Properties in which the Company holds interests are located in the states of Louisiana and New Mexico, in the USA.

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

LOUISIANA PROPERTIES
TURTLE BAYOU/KENT BAYOU PROSPECT

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

           The litigation enures from a joint exploration agreement between the plaintiff and defendant whereby adjoining petroleum and natural gas leases were pooled on a 50% / 50% joint ownership basis. Two producing oil wells have been drilled and placed on production. The plaintiff is claiming a breach of trust and demands surrender of 100% of the wells ownership on a retroactive basis and has received a favourable summary judgement. The operator pending the court's granting of damages intends to appeal the judgement.

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


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Annual Meeting of Shareholders of the Company held on May 29, 1997, the Company's shareholders ratified the appointment of KPMG as the Company's independent auditors for 1997. The number of shares voted for and withheld with respect to the election of the directors and the number of shares voted for and against and the abstention for the ratification of the appointment of the Company's auditors were as follows:

================================================================================
                                                        WITHHOLD/
NOMINEE                                    FOR           AGAINST         ABSTAIN
--------------------------------------------------------------------------------
Robert L. Hodgkinson                    7,127,717         11,371         93,450
William C. Leuschner                    7,117,703         21,385         93,450
Ronald P. Bourgeois                     7,108,339         30,749         93,450
Emile D. Stehelin                       6,925,326        213,762         93,450
Martin G. Abbott                        6,925,324        215,714         93,450

Appointment of Auditors                 7,220,810         11,728            N/A
================================================================================

Additionally, the following proposals were approved at the Company's annual meeting:

================================================================================
                                       AFIRMATIVE       WITHHOLD/
NOMINEE                                   VOTES          AGAINST         ABSTAIN
--------------------------------------------------------------------------------
Approval of an                          6,933,825        298,713            N/A
amendment to the
Articles of Incorporation
the permitting directors to
appoint additional
directors.
================================================================================

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

           The following table lists trading volume and high and low trading prices for the last fiscal quarters. The current market price as of March 17, 1998 was Cdn.$1.40 on the Toronto Stock Exchange, U.S.$1.16 on NASDAQ.

================================================================================
                               STOCK TRADING DATA
                               COMMON SHARES (OPP)
--------------------------------------------------------------------------------
                             NASDAQ                TORONTO STOCK EXCHANGE
--------------------------------------------------------------------------------
Period Ending     Volume        High     Low      Volume        High    Low
                               (U.S.$) (U.S.$)    (Cdn.$)     (Cdn.$) (Cdn.$)
--------------------------------------------------------------------------------
1997
4th Quarter      3,501,452      $2.31   $1.50   1,278,905      $3.85   $1.50
3rd Quarter      2,252,291      $2.13   $1.38     465,172      $3.25   $2.00
2nd Quarter      1,713,721      $2.56   $2.00     488,271      $3.50   $2.75
1st Quarter      1,826,990      $3.06   $2.13     427,752      $4.10   $2.95
--------------------------------------------------------------------------------
1996
4th Quarter      2,282,517      $3.13   $2.31     591,581      $4.50   $3.30
3rd Quarter      2,000,092      $3.37   $2.96     350,498      $5.10   $3.80
2nd Quarter      2,217,462      $3.63   $2.63     777,051      $4.90   $3.60
1st Quarter      1,679,407      $3.13   $2.50     344,848      $4.25   $3.50
--------------------------------------------------------------------------------
1995
4th Quarter      2,112,338      $3.25   $2.13     286,456      $4.20   $3.40
3rd Quarter      2,047,898      $3.25   $2.00     427,692      $4.35   $2.90
2nd Quarter        945,104      $3.63   $2.25      98,763      $4.75   $3.25
1st Quarter      1,057,423      $4.00   $2.13     261,102      $5.25   $2.95
--------------------------------------------------------------------------------
1994
4th Quarter      2,316,857      $4.75   $3.38     802,150      $6.38   $4.80
3rd Quarter      1,444,251      $5.50   $3.88     251,291      $7.50   $5.50
2nd Quarter      2,322,254      $5.00   $3.00     636,031      $6.88   $4.25
1st Quarter      2,534,871      $5.25   $3.50     540,257      $7.00   $4.75
--------------------------------------------------------------------------------


           As at March 17, 1998 the Company has 918 shareholders of record.

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

           The value of the U.S. Dollar in relation to the Canadian Dollar was CDN $1.4165 as at March 17 , 1998. The following table sets forth a history of the exchange rates for the U.S./Canadian Dollar during the past five fiscal years:


================================================================================
                          CANADIAN DOLLAR / U.S. DOLLAR
--------------------------------------------------------------------------------
YEAR               AVERAGE             HIGH              LOW               CLOSE
--------------------------------------------------------------------------------
1997                $1.43             $1.44             $1.41             $1.44
1996                $1.36             $1.39             $1.33             $1.37
1995                $1.37             $1.38             $1.35             $1.36
1994                $1.37             $1.41             $1.31             $1.40
1993                $1.28             $1.30             $1.28             $1.29
================================================================================

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

The following table presents selected financial information:

==================================================================================================
                                       SELECTED FINANCIAL DATA
                                           CANADIAN GAAP
                                           (CDN$ IN 000)
--------------------------------------------------------------------------------------------------
                                                 FISCAL YEAR ENDED DECEMBER 31
--------------------------------------------------------------------------------------------------
                                  1997          1996         1995           1994            1993
                               (NOTE 1 a)    (NOTE 1 b)   (NOTE 1 c)
--------------------------------------------------------------------------------------------------
Operating revenue                $7,649       $12,863        $6,762         $4,152         $3,984

Net income (loss)                (4,835)          229        (1,155)        (4,305)          (261)
Earnings (loss) per share
(Note 2)                          (0.43)         0.02         (0.13)         (0.56)         (0.05)
Working capital (Note 3)          7,857         1,289           747             17          2,833
Resource properties              17,696        34,764        33,500         22,260         16,780
Total assets                     28,143        41,215        39,178         24,794         21,171
Long-term debt                      143         6,120         7,390          1,849          1,349
Shareholders equity              25,738        31,472        28,478         20,838         19,167
=================================================================================================


==================================================================================================
                                     SELECTED FINANCIAL DATA
                                            U.S. GAAP
                                          (CDN$ IN 000)
--------------------------------------------------------------------------------------------------
                                                 FISCAL YEAR ENDED DECEMBER 31
--------------------------------------------------------------------------------------------------
                                  1997          1996         1995           1994            1993
                               (NOTE 1 a)    (NOTE 1 b)   (NOTE 1 c)
--------------------------------------------------------------------------------------------------
Operating revenue                $7,649       $12,863        $6,762         $4,152         $3,984

Net income (loss)                (4,035)          229        (1,955)        (4,305)          (201)
Earnings (loss) per share
(Note 2)                          (0.36)         0.02         (0.22)         (0.56)         (0.03)
Working capital (Note 3)          7,857         1,289           747             17          2,833
Resource properties              17,696        33,964        32,700         22,260         16,780
Total assets                     28,143        40,415        38,378         24,794         21,171
Long-term debt                      143         6,120         7,390          1,849          1,349
Shareholders equity              25,738        30,672        27,678         20,838         19,167
=================================================================================================

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

2.   NET INCOME (LOSS) PER SHARE
     Net income (loss) per share for Canadian and U.S. GAAP has been calculated based on the following weighted average numbers of shares outstanding:


===========================================================================================
                                      1997        1996       1995       1994       1993
-------------------------------------------------------------------------------------------
Weighted average number of shares  11,159,663  10,945,927  9,031,583  7,625,417   5,380,125
-------------------------------------------------------------------------------------------

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

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

=====================================================================================================
                                                                                             1997
                                                                                 1997      PERCENTAGE
WORKING INTEREST                           YEAR ENDED DECEMBER 31,             INCREASE     INCREASE
CDN$                             1997             1996                 1995   (DECREASE)   (DECREASE)
-----------------------------------------------------------------------------------------------------
Volume:
Natural Gas (mcf)             1,003,147       3,309,438        2,364,489      (2,306,291)       (70%)
Oil (bbl)                       141,210         153,699           71,122         (12,489)        (8%)

Average Price Per Unit:
Natural Gas (/mcf)                $3.72           $2.51            $2.13           $1.21         48%
Oil (/bbl)                       $27.75          $29.60           $24.17         $ (1.85)        (6%)

Gross Revenues:
Natural Gas                  $3,731,246      $8,313,466       $5,043,221      $(4,582,220)      (55%)
Oil                           3,918,169       4,549,235        1,719,186         (631,066)      (14%)
                              ---------       ---------        ---------         --------       ---
Total Revenue                $7,649,415     $12,862,701       $6,762,407      $(5,213,286)
                             ==========     ===========       ==========      ===========


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

DEPLETION, DEPRECIATION AND AMORTIZATION

           Depletion and depreciation increased to $5,661,205 in 1996 from $3,207,118 in 1995, an increase of 77% on a boe basis in 1996 expense was $8.03 per boe versus $6.84 in 1995 (this comparison is based on an energy equivalent of 6 mcf per boe). The calculation of depletion and depreciation is based on the Evaluation Reports as at December 31, 1996, prepared by the independent engineering consultants. These reports assume unescalated pricing and do not recognize the results of subsequent drilling and completion between December 31, 1996 and the filing date of this Annual Report.

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

=======================================================================================================
                                            DIRECTORS
-------------------------------------------------------------------------------------------------------
NAME, AGE AND MUNICIPALITY         POSITION WITH                               PRINCIPAL OCCUPATION FOR
OF RESIDENCE                       THE COMPANY                                 PREVIOUS FIVE YEARS
-------------------------------------------------------------------------------------------------------
WILLIAM C. LEUSCHNER, (69)**       Chairman of the Board                       See below
Calgary, Alberta                   Director

ROBERT L. HODGKINSON, (48)**       President, Chief Executive Officer,         See below
Vancouver, British Columbia        Director

RONALD P. BOURGEOIS, (46)*         Chief Financial Officer, Secretary,         See below
Vancouver, British Columbia        Director

EMILE D. STEHELIN, (54)**/*        Director                                    See below
Whitehorse, Yukon Territories

MARTIN G. ABBOTT, (45)*            Director                                    See below
Calgary, Alberta
=======================================================================================================

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


==================================================================================================================
                                     ANNUAL COMPENSATION                 LONG TERM COMPENSATION
------------------------------------------------------------------------------------------------------------------
                                                                         AWARDS              PAYOUTS
------------------------------------------------------------------------------------------------------------------
                                                                  SECURITIES   RESTRICTED
                         FISCAL                                     UNDER       SHARES OR                ALL OTHER
NAME AND POSITION        YEAR                    OTHER ANNUAL      OPTIONS      RESTRICTED    LTIP        COMPEN-
OF PRINCIPAL             ENDED  SALARY  BONUS   COMPENSATIONS(1)  GRANTED(2)   SHARE UNITS  PAY-OUTS(3)  SATION(3)
------------------------------------------------------------------------------------------------------------------
Robert L.                1997     Nil    N/A        150,000             Nil       Nil         Nil         Nil
Hodgkinson               1996     Nil    N/A        150,000         200,000       Nil         Nil         Nil
CEO, President           1995     Nil    N/A        166,500         150,000       Nil         Nil         Nil
& Director

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

Emile D. Stehelin        1997     Nil    N/A              0          25,000       Nil         Nil         Nil
Director                 1996     Nil    N/A              0          50,000       Nil         Nil         Nil
                         1995     Nil    N/A              0          50,000       Nil         Nil         Nil

Martin G. Abbott         1997     Nil    N/A              0          25,000       Nil         Nil         Nil
Director                 1996     Nil    N/A              0             Nil       Nil         Nil         Nil
                         1995     Nil    N/A              0          50,000       Nil         Nil         Nil
==================================================================================================================

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth the beneficial ownership of the Company as at December 31, 1997 to the extent that each beneficial owner owns more than five percent of the common shares of the Company:

==============================================================================================
                                                                                           Per
                                                                      Number of Shares    Cent
                      Name and Address of                               Beneficially        of
Title of Class        Beneficial Owner                                      Owned        Class
----------------------------------------------------------------------------------------------
Common Shares         E. D. Stehelin, Whitehorse, Yukon, Canada              1,326,942    12.1
Common Shares         Wellington Management, Boston, MA, USA                 1,079,000     9.9
Common Shares         State Street Research & Management, Boston, MA, USA      572,300     5.2
----------------------------------------------------------------------------------------------
Total                                                                        2,996,442    27.2
==============================================================================================


SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth the beneficial ownership as at December 31, 1997 of the Company's common shares by each of the Company's directors, certain of its executive officers and by all of its directors and executive officers as a group:

================================================================================

Name and Address of                         Amount and Nature of      Per Cent
Beneficial Owner                            Beneficial Ownership      of Class
--------------------------------------------------------------------------------
R.L. Hodgkinson, Vancouver, B.C., Canada        118,000(1)               1.1
W.C. Leuschner, Calgary, Alberta, Canada        560,225(1)               5.1
R.P. Bourgeois, Vancouver, B.C., Canada          57,151(2)               0.5
E.D. Stehelin, Whitehorse, Yukon, Canada      1,326,942(3)              12.1
M.G. Abbott, Calgary, Alberta, Canada            15,626(3)               0.1
--------------------------------------------------------------------------------
All directors and executive
officers as a group (5 persons)               2,077,944                 18.9
================================================================================

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

(c)  INDEX TO EXHIBITS

        Exhibit No.          Description of Exhibits
        -----------          -----------------------

          *3.1               Articles of Incorporation

          *3.2               Articles of Continuance CBCA

          *3.3               Approval and Special Committee Approval of Plan of
                             Arrangement between Optima Petroleum Corporation and Roxbury Capital Corporation.

          *3.4 Subscription Agreements for Private Placements entered into during 1995

          *3.5               Approval of Payment in shares

          *3.6               Employment/Consulting Contracts for Officers and
                             Directors

          *3.7 Registrant's April 3, 1995 Stock Option Plan, as amended at August 9, 1995

          *3.8               Registrant's April 10, 1996 Stock Option Plan

          *3.9               Approval of Share Compensation to Outside Directors

          *3.10              Approval of Share Compensation to Chief Financial
                             Officer

          *3.11              Consent of Ryder Scott Company Petroleum Engineers

          *3.12              Consent of Laroche Petroleum Consultants, Ltd.

          ____________________

          * Previously filed

                               ITEM 15. SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          OPTIMA PETROLEUM CORPORATION


                                        BY: _________________________________
                                                  ROBERT L. HODGKINSON
                                                       President
                                            Chief Executive Officer and Director

Date: March 26, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 Name                        Title                    Date
--------------------------------------------------------------------------------
BY: /s/_________________________            President             March 26, 1998
         Robert L. Hodgkinson       Chief Executive Officer
                                            Director

BY: /s/_________________________      Chairman of the Board       March 26, 1998
         William C. Leuschner              Director


BY: /s/_________________________           Secretary              March 26, 1998
          Ronald P. Bourgeois       Chief Financial Officer
                                           Director

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







Chartered Accountants

Vancouver, Canada
March 13, 1998

OPTIMA PETROLEUM CORPORATION

Consolidated Balance Sheets
December 31, 1997 and 1996


____________________________________________________________________________

                                                  1997              1996
____________________________________________________________________________

ASSETS
CURRENT
 Cash and cash equivalents                   $    5,660,354    $   2,055,062
 Cash in trust                                      715,250                -
 Accounts receivable (Note 14(b))                 2,220,151        2,516,578
 Note receivable - current portion (Note4)          129,861          124,423
____________________________________________________________________________
                                                  8,725,616        4,696,063

OTHER
 Cash held in trust (Note 5)                        703,996          638,142
 Advances to operators (Note 6)                     547,200          468,864
 Note receivable - long term portion
  (Note 4)                                          265,077          373,269
 Petroleum and natural gas interests,
  full cost method (Note 7)                      17,695,968       34,764,350
 Deferred charges                                   205,486          273,980
____________________________________________________________________________
                                             $   28,143,343    $  41,214,668
____________________________________________________________________________

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
 Accounts payable and accrued liabilities    $      868,796    $   2,676,605
 Current portion of long-term debt (Note 8)               -          730,947
____________________________________________________________________________
                                                    868,796        3,407,552

REVENUE IN DISPUTE (Note 14(a))                   1,023,998                -

LONG-TERM DEBT (Note 8)                             143,050        6,119,670

SITE RESTORATION AND ABANDONMENT                    369,297          215,018

SHAREHOLDERS' EQUITY
 Share capital (Note 9)
  Authorized 100,000,000 common shares
  Issued 11,002,346 (1996 - 11,318,894)
  common shares                                  30,891,689       31,790,695
Contributed surplus                                 608,222          608,222
Deficit (Note 9 (e))                             (5,761,709)        (926,489)
____________________________________________________________________________
                                                 25,738,202       31,472,428
____________________________________________________________________________
                                             $   28,143,343    $  41,214,668
____________________________________________________________________________

See accompanying notes to consolidated financial statements.



ON BEHALF OF THE BOARD



                         , Director                             , Director

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Operations and Deficit
Years ended December 31, 1997, 1996 and 1995



__________________________________________________________________________________________________________
                                                             1997              1996               1995
__________________________________________________________________________________________________________
OPERATING  REVENUE
 Petroleum and natural gas sales                       $    7,649,415    $   12,862,701    $     6,762,407


COSTS AND EXPENSES
 Royalties and production taxes                             2,581,196         2,887,096          1,885,108
 Operating costs                                            1,018,211         1,649,650            926,159
 Depletion and depreciation                                 4,269,745         5,661,205          3,207,118
 Write-down of petroleum and natural gas interests          2,520,000                 -                  -
 Provision for revenue dispute (Note 14)                    1,023,998                 -                  -
 Gain on sale of Canadian petroleum
  and natural gas interests                                  (518,025)                -                  -
 General and administrative (Schedule)                      1,691,779         1,663,411          1,470,083
 Interest and other revenue                                  (250,916)          (26,095)           (73,532)
 Foreign exchange gain                                       (259,315)           (3,789)            (7,437)
 Interest and bank charges                                    188,468           685,942            461,531
 Amortization of deferred financing costs                      68,494            68,494             22,587
__________________________________________________________________________________________________________
INCOME (LOSS) BEFORE INCOME TAXES                         (4,684,220)           276,787        (1,129,210)
Income taxes (Note 11)                                        151,000            48,214            25,852
__________________________________________________________________________________________________________
NET INCOME (LOSS) FOR THE YEAR                            (4,835,220)           228,573        (1,155,062)
DEFICIT, beginning of year                                  (926,489)        (1,155,062)      (10,602,526)
 Reduction of common share stated capital (Note
  9(e))                                                            -                 -         10,602,526
__________________________________________________________________________________________________________
DEFICIT, end of year                                   $  (5,761,709)    $    (926,489)    $   (1,155,062)
__________________________________________________________________________________________________________
NET INCOME (LOSS) PER SHARE                            $       (0.43)    $         0.02    $        (0.13)
__________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Changes In Financial Position
Years ended December 31, 1997, 1996 and 1995



____________________________________________________________________________________________________________
                                                           1997                1996                 1995
____________________________________________________________________________________________________________
                                                                 CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
 Net income (loss) for the year                       $  (4,835,220)      $     228,573      $   (1,155,062)
 Items not involving cash
 Gain on sale of Canadian petroleum
  and natural gas interests                                (518,025)                  -                   -
 Depletion, depreciation and amortization                 4,338,239           5,729,699           3,229,705
 Provision for revenue dispute                            1,023,998                   -                   -
 Write-down of petroleum and natural gas
  interests                                               2,520,000                   -                   -
____________________________________________________________________________________________________________
                                                          2,528,992           5,958,272           2,074,643

Changes in non-cash working capital:
 Accounts receivable                                        296,427             (44,195)           (606,674)
 Accounts payable and accrued liabilities                (1,807,809)           (565,717)            362,006
 Net working capital adjustments on sale
  of Canadian  petroleum and natural gas
  interests                                                (440,586)                  -                   -
____________________________________________________________________________________________________________
                                                            577,024           5,348,360           1,829,975

FINANCING ACTIVITIES
 Issue (repurchase) of
  common shares (net of issue expenses)                    (899,006)          2,766,320           2,608,764
 Increase in (repayment of) bank debt                    (6,707,567)            289,217           5,561,400
 Note receivable                                            102,754            (497,692)                  -
 Repayment of convertible debentures                              -            (829,000)                  -
 Issue of securities on purchase of subsidiary                    -                   -           6,186,272
 Conversion of convertible debentures                             -                   -             (20,000)
 Site restoration and abandonment                                 -                   -              36,574
____________________________________________________________________________________________________________
                                                         (7,503,819)          1,728,845          14,373,010

INVESTING ACTIVITIES
 Proceeds on sale of petroleum and natural gas
  interests                                              16,750,000           1,176,849             925,863
 Petroleum and natural gas interests                     (5,358,473)         (7,955,920)         (8,558,633)
 Advances to operators                                      (78,336)            881,352            (903,652)
 Cash held in trust                                        (781,104)           (638,142)                  -
 Debentures receivable                                            -             493,874            (493,874)
 Deferred  charges                                                -              (3,081)           (278,783)
 Purchase of subsidiary (Note 3)                                  -                   -          (6,186,272)
____________________________________________________________________________________________________________
                                                         10,532,087          (6,045,068)        (15,495,351)
____________________________________________________________________________________________________________

INCREASE IN CASH                                          3,605,292           1,032,137             707,634

CASH AND CASH EQUIVALENTS, beginning of year              2,055,062           1,022,925             315,291
____________________________________________________________________________________________________________

CASH AND CASH EQUIVALENTS, end of year               $    5,660,354      $    2,055,062      $    1,022,925
____________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Schedules of Consolidated General and Administrative Expense
Years ended December 31, 1997, 1996 and 1995


____________________________________________________________________________________

                                      1997               1996               1995
____________________________________________________________________________________


Consultants                      $  712,014          $  681,248          $  652,259

Office expense                      368,348             232,418             248,918

Legal, audit and tax                207,786             207,237             173,193

Investor communication              157,667             247,666             146,800

Office rent                         112,776              80,685              31,879

Travel                               86,843             166,708             163,181

Public listing                       33,970              39,942              50,503

Directors' fees                      12,375               7,507               3,350

____________________________________________________________________________________
                                $ 1,691,779         $ 1,663,411          $ 1,470,083
____________________________________________________________________________________


OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 1

================================================================================

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


================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 2

================================================================================

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

================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 3

================================================================================

2.   SALE OF CANADIAN PETROLEUM AND NATURAL GAS INTERESTS

          On May 30, 1997 the Company closed the sale of a substantial portion of its Canadian petroleum and natural gas interests for cash proceeds of $16,750,000.


      The following pro-forma summary presents comparative consolidated results of operations as if the disposition had occurred at the beginning of 1995:

     ================================================================================
                                              1997           1996           1995
     --------------------------------------------------------------------------------
     Petroleum and natural gas sales      $ 7,649,415     $9,786,259     $5,233,031
     Net income (loss) for the period      (5,319,733)      (212,883)      (981,643)
     Income (loss) per share                    (0.47)         (0.02)         (0.11)
     ================================================================================

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

     Net assets acquired, using the purchase method of accounting:

     Petroleum and natural gas properties                                $6,775,104
     Working capital                                                        (48,585)
     Due to the Company                                                    (631,586)
     Advances to operators                                                    5,692
     Furniture and fixtures                                                   2,845
     Deferred charges                                                        82,802
     -------------------------------------------------------------------------------
                                                                         $6,186,272
     ===============================================================================

     Consideration given, based on an independent business valuation:

     1,374,727 common shares of the Company                              $6,186,272
     ===============================================================================

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

================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 4

================================================================================

3.   PURCHASE OF ROXBURY CAPITAL CORP. (CONTINUED)

     The operating results of Roxbury are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited proforma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of 1994:

     ================================================================================
                                                     1995                   1994
     --------------------------------------------------------------------------------
     Petroleum and natural gas sales,
        net of royalties and production taxes      $ 5,240,994           $  3,290,811
     Loss                                           (2,239,737)            (5,658,586)
     Loss per share                                      (0.22)                 (0.54)
     ================================================================================

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

7.   PETROLEUM AND NATURAL GAS INTERESTS

     ================================================================================
                                                           United
                                            Canada         States            Total
     --------------------------------------------------------------------------------
     1997
     Petroleum and natural gas interests   $1,171,301   $ 33,306,560     $ 34,477,861
     Other equipment                          183,426         30,010          213,436
     --------------------------------------------------------------------------------
                                            1,354,727     33,336,570       34,691,297
     Accumulated depreciation, depletion
            and write-offs                   (142,806)   (16,852,523)     (16,995,329)
     --------------------------------------------------------------------------------
                                           $1,211,921   $ 16,484,047     $ 17,695,968
     ================================================================================



================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 5

================================================================================

7.    PETROLEUM AND NATURAL GAS INTERESTS (CONTINUED)

      ================================================================================================================
                                                                                    United
                                                              Canada                States                    Total
----------------------------------------------------------------------------------------------------------------------


1996
Petroleum and natural gas interests                         $ 19,523,978           $ 30,676,552           $ 50,200,530
Other equipment                                                  151,695                 24,576                176,271
----------------------------------------------------------------------------------------------------------------------
                                                              19,675,673             30,701,128             50,376,801
Accumulated depreciation, depletion and write-offs            (2,827,369)           (12,785,082)           (15,612,451)
----------------------------------------------------------------------------------------------------------------------
                                                            $ 16,848,304           $ 17,916,046           $ 34,764,350
      ================================================================================================================

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

8.    LONG TERM DEBT

      ======================================================================================================================
                                                                                               1997                1996
----------------------------------------------------------------------------------------------------------------------------
Revolving $10,000,000 bank credit line, with a borrowing base of $3,969,000, bearing interest monthly at Canadian Prime Rate plus 1% for Canadian dollar drawdowns and U.S. Base Rate plus 0.5% for United States dollar drawdowns, secured by a fixed and floating charge debenture and a general assignment of book debts and Canadian oil and gas properties. The sale of the Canadian
producing properties on May 30, 1997 terminated the credit line                            $        --          $ 3,447,000

Revolving $5,000,000 (U.S.) bank credit line, with a borrowing base of $3,250,000
(U.S.), drawn to $100,000 (U.S.) bearing interest monthly at U.S. Base Rate plus
1.5%, secured by a revolving note due May 15, 1999 and U.S. oil and gas
properties                                                                                     143,050            3,403,617
----------------------------------------------------------------------------------------------------------------------------
                                                                                               143,050            6,850,617
Less current portion of $5,000,000(U.S.) bank credit line ($533,304 U.S.)                           --             (730,947)
----------------------------------------------------------------------------------------------------------------------------
                                                                                           $   143,050          $ 6,119,670
============================================================================================================================




================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 6

================================================================================

9.    SHARE CAPITAL

      (a)  Authorized

           The authorized share capital consists of 100,000,000 common shares without par value.

      (b)  Issued

======================================================================================================
                                                                        Number of             Share
                                                                         Shares              Capital
------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                                             8,422,102        $ 30,831,865

Issued for cash
  Private placements                                                       400,000           1,340,000
  Exercise of options                                                      272,500             961,250
Purchase of subsidiary                                                   1,374,727           6,186,272
In lieu of consulting fees                                                  85,912             324,117
Conversion of debentures                                                     4,201              20,000
Reduction of common share stated capital                                        --         (10,602,526)
Common share issue expenses                                                     --             (36,603)
------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                            10,559,442          29,024,375

Issued for cash
  Exercise of options                                                      514,500           1,825,250
  Private placements                                                       260,000           1,001,000
  Exercise of warrants                                                         714               3,641
In lieu of consulting fees                                                   9,070              32,525
In lieu of directors fees                                                    2,068               7,507
Shares repurchased and cancelled under Normal Course Issuer Bid            (26,900)            (99,530)
Common share issue expenses                                                     --              (4,073)
------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                            11,318,894          31,790,695

In lieu of consulting fees                                                   6,000              21,780
In lieu of directors fees                                                      552               2,004
Shares repurchased and cancelled under Normal Course Issuer Bid           (323,100)           (922,790)
------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                            11,002,346        $ 30,891,689
======================================================================================================



================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 7

================================================================================

9.    SHARE CAPITAL (CONTINUED)

      (c)  Reserved in respect of options

==================================================================================
                                                         Exercise     Exercisable
                 Holder                      Number       Price       On or Before
           -----------------------------------------------------------------------
           Options
           Company directors and employees     193,000     $3.50     April 3, 1998
                                                50,000     $3.55     April 3, 1998
                                               100,000     $4.05     July 25, 1998
                                               525,000     $4.15     June 12, 1999
                                                50,000     $3.50     June  2, 1999

           Non-related persons                 120,000     $3.50     April 3, 1998
                                               125,000     $3.50     June  2, 1999
           -----------------------------------------------------------------------
                                             1,163,000
           -----------------------------------------------------------------------

      (d)  Net income (loss) per share

           Net income (loss) per share has been calculated based on the following weighted average numbers of shares outstanding:

           ===========================================================================
                                                  1997          1996          1995
           ---------------------------------------------------------------------------
           Weighted average number of shares    11,159,663     10,945,927    9,031,583
           ===========================================================================

      (e)  Reduction of share capital

           On June 22, 1995, the shareholders of the Company passed a special resolution to reduce the stated capital of the Company's common shares by $10,602,526 which represents the Company's deficit at December 31, 1994.

10.   RELATED PARTY TRANSACTIONS

      During 1996, the Company was charged consulting expenses of $417,780 (1996
      - $395,463, 1995 - 404,017) by companies related by virtue of common directors. Office expense includes $117,600 (1996 - $115,962, 1995 - $115,416) paid to a related company.


================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 8

================================================================================

11.   INCOME TAXES

      The benefit of the Company's losses for United States income tax purposes has not been recognized in the accounts. The amount of these losses and their expiry dates are as follows:


      ==========================================================================
                                                                   United States
      --------------------------------------------------------------------------
      2006                                                         US $1,331,731
      2007                                                             2,299,528
      2008                                                               489,925
      2009                                                             1,211,359
      2010                                                             2,440,048
      2011                                                               845,280
      2012                                                               360,000
      --------------------------------------------------------------------------
                                                                   US $8,977,871
      ==========================================================================

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

         Net operating losses deferred tax assets                    $ 5,137,000
         Petroleum and natural gas interests deferred tax liabilities    (44,000)
         -----------------------------------------------------------------------
         Net deferred tax assets                                       5,093,000
         Less valuation allowance                                     (5,093,000)
         -----------------------------------------------------------------------
         Deferred tax assets, net of valuation allowance             $        --
         =======================================================================


         The valuation allowance equals the entire amount of the net deferred tax assets as the recognition criteria for deferred tax assets has not been met. Therefore, there is no effect of applying the provisions of SFAS 109 on the Company's financial statements.



================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                              Page 9

================================================================================

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

      (b) Consolidated statements of changes in financial position

          Under United States accounting principles, the following items are not considered to be cash items and would not appear in the consolidated statements of changes in financial position:

          (i)   the conversion of debentures

          (ii) the acquisition of subsidiary in exchange for the issuance of shares; and

          (iii) the issuance of shares on settlement of consulting fees and directors fees payable.

           As a result, cash flows from operating, financing and investing activities would be presented as follows under United States accounting principles:

========================================================================
                             1997             1996                1995
------------------------------------------------------------------------

Cash flows from:
  Operating activities   $   600,808      $ 5,388,392        $ 2,154,092
  Financing activities    (7,527,603)       1,688,813          7,862,621
  Investing activities    10,532,087       (6,045,068)        (9,309,079)
-------------------------------------------------------------------------
Increase in cash         $ 3,605,292      $ 1,032,137        $   707,634
========================================================================


          Under United States accounting principles, the following supplementary cash flow information would be disclosed:

================================================================================
                                      1997             1996              1995
--------------------------------------------------------------------------------
Interest paid                       $188,468          $685,942          $461,531
================================================================================
Income taxes paid                   $151,000          $ 48,214          $ 25,852
================================================================================


      (c) Consolidated statements of operations and deficit

======================================================================================================================
                                                                 1997                  1996                 1995
----------------------------------------------------------------------------------------------------------------------
Net income (loss) reported                                 $ (4,835,220)          $    228,573          $ (1,155,062)
Write-down of petroleum and natural gas interests               800,000                     --              (800,000)
----------------------------------------------------------------------------------------------------------------------
Net income (loss) for U.S. GAAP                            $ (4,035,220)          $    228,573          $ (1,955,062)

----------------------------------------------------------------------------------------------------------------------
Net income (loss) per share for U.S. GAAP                  $      (0.36)          $       0.02          $      (0.22)
----------------------------------------------------------------------------------------------------------------------
Weighted average shares for U.S. GAAP                        11,159,663             10,945,927             9,031,583
======================================================================================================================



================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 10

================================================================================


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

         There is no difference between the weighted average number of shares for U.S. and Canadian GAAP

     (d) Balance sheets

==========================================================================================
                                                              1997                1996
------------------------------------------------------------------------------------------
Deficit reported                                         $ (5,761,709)       $   (926,489)
Write-down of petroleum and natural gas interests                  --            (800,000)
Reduction of common share stated capital                  (10,602,526)        (10,602,526)
------------------------------------------------------------------------------------------
Deficit for U.S. GAAP                                    $(16,364,235)       $(12,329,015)
==========================================================================================

==========================================================================================
                                                              1997                1996
------------------------------------------------------------------------------------------
Share capital reported                                   $ 30,891,689        $ 31,790,695
Reduction of common share stated capital                   10,602,526          10,602,526
------------------------------------------------------------------------------------------
Share capital for U.S. GAAP                              $ 41,494,215        $ 42,393,221
==========================================================================================

==========================================================================================
                                                              1997                1996
------------------------------------------------------------------------------------------
Petroleum and natural gas interest reported              $ 17,695,968        $ 34,764,350
Write-down of petroleum and natural gas interests                  --            (800,000)
------------------------------------------------------------------------------------------
Petroleum and natural gas interest under U.S. GAAP       $ 17,695,968        $ 33,964,350
==========================================================================================


         The write-down of petroleum and natural gas interest is discussed above under 12(c).

         The reduction of common share stated capital by off-setting an accumulated deficit against share captial is not allowed under U.S. GAAP.

================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 11

================================================================================

12. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES (CONTINUED)

      (e)  Shareholders' equity under U.S. GAAP

===================================================================================
                                                       1997                1996
-----------------------------------------------------------------------------------

Opening shareholders' equity under U.S. GAAP       $ 30,672,428        $ 27,677,427
Net income (loss) for U.S. GAAP                      (4,035,220)            228,573
Net share capital issued (repurchased)                 (899,006)          2,766,320
-----------------------------------------------------------------------------------
Closing shareholders' equity under U.S. GAAP       $ 25,738,202        $ 30,672,428
===================================================================================

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


================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 12

================================================================================

13.   SEGMENTED INFORMATION (CONTINUED)

=================================================================================================================================
                                                                               Canada          United States              Total
---------------------------------------------------------------------------------------------------------------------------------
1997
Petroleum and natural gas sales                                                          -      $  7,649,415         $  7,649,415
Royalties and production taxes                                                           -         2,581,196            2,581,196
Operating costs                                                                          -         1,018,211            1,018,211
Depreciation and depletion                                                   $      33,512         4,236,233            4,269,745
Gain on sale of Canadian petroleum and natural gas interests                     (518,025)                 -            (518,025)
Provision for revenue dispute                                                            -         1,023,998            1,023,998
Write-down of petroleum and natural gas interests                                        -         2,520,000            2,520,000


                                                                                   484,513       (3,730,223)          (3,245,710)
Unallocated costs:
  General and administrative                                                                                            1,691,779
  Interest and bank charges                                                                                               188,468
  Interest revenue                                                                                                      (250,916)
  Foreign exchange                                                                                                      (259,315)
  Amortization of deferred financing costs                                                                                 68,494
  Income taxes                                                                                                            151,000

---------------------------------------------------------------------------------------------------------------------------------
Loss                                                                                                                 $(4,835,220)
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
1996
Petroleum and natural gas sales                                              $   3,076,442      $  9,786,259         $ 12,862,701
Royalties and production taxes                                                     455,556         2,431,540            2,887,096
Operating costs                                                                    746,835           902,815            1,649,650
Depreciation and depletion                                                       1,763,836         3,897,369            5,661,205
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   110,215         2,554,535            2,664,750
Unallocated costs:
  General and administrative                                                                                            1,663,411
  Interest and bank charges                                                                                               685,942
  Interest and other revenue                                                                                             (26,095)
  Foreign exchange                                                                                                        (3,789)
  Amortization of deferred financing costs                                                                                 68,494
  Income taxes                                                                                                             48,214
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                           $    228,573
=================================================================================================================================





================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 13

================================================================================

13.   SEGMENTED INFORMATION (CONTINUED)

===================================================================================================
                                                   Canada       United States              Total
===================================================================================================
1995
Petroleum and natural gas sales             $      1,529,376     $   5,233,031          $ 6,762,407
Royalties and production taxes                       218,262         1,666,846            1,885,108
Operating costs                                      491,795           434,364              926,159
Depreciation and depletion                           659,722         2,547,396            3,207,118
---------------------------------------------------------------------------------------------------
                                                     159,597           584,425              744,022
Unallocated costs:
  General and administrative                                                              1,470,083
  Interest and bank charges                                                                 461,531
  Interest and other revenue                                                                (73,532)
  Foreign exchange                                                                           (7,437)
  Amortization of deferred financing costs                                                   22,587
  Income taxes                                                                               25,852
---------------------------------------------------------------------------------------------------
Loss                                                                                    $(1,155,062)
===================================================================================================


14.   LITIGATION

      (a)  S.W. HOLMWOOD

      The Company is a party to litigation in the United States District Court, Western District of Louisiana (Amoco Production Company vs. Texas Meridian Resource Exploration, Inc.) by virtue of its master participation agreement with Meridian Resource Corporation (formally known as Texas Meridian Resource Corporation).

      The litigation enures from a joint exploration agreement between the plaintiff and defendant whereby adjoining petroleum and natural gas leases were pooled on a 50%/50% joint ownership basis. Two producing oil wells have been drilled and placed on production. The plaintiff is claiming a breach of trust and demands surrender of 100% of the wells ownership on a retroactive basis and has received a favorable summary judgement. The operator pending the court's granting of damages intends to appeal the judgement.

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



================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 14

================================================================================

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




================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 15

================================================================================

SUPPLEMENTAL INFORMATION
RESERVE QUANTITY INFORMATION
AS AT DECEMBER 31, 1997, 1996, 1995 (UNAUDITED)

                                                        Total                     United States                    Canada
                                             ---------------------------------------------------------------------------------------
                                                  Gas           Liquids         Gas            Liquids        Gas           Liquids
                                                  mmcf           mbbls          mmcf            mbbls         mmcf           mbbls
------------------------------------------------------------------------------------------------------------------------------------


PROVED

1995
----
Beginning of year                                33,798            537          9,880            313         23,918            224
Revisions of previous estimates                  (6,911)            88            581             57         (7,492)            31
Purchase of reserves in place                     8,459            179          2,495             30          5,964            149
discoveries                                         203            112            203             85             --             27
Sale of reserves in place                          (231)           (97)          (231)           (97)            --             --
Production                                       (2,364)           (71)        (1,600)           (57)          (764)           (14)
------------------------------------------------------------------------------------------------------------------------------------
End of year                                      32,954            748         11,328            331         21,626            417
------------------------------------------------------------------------------------------------------------------------------------
1996
----
Beginning of year                                32,954            748         11,328            331         21,626            417
Revisions of previous estimates                 (12,538)           (77)        (5,717)            28         (6,821)          (105)
Purchase of reserves in place                     1,178            200          1,178            200             --             --
Discoveries                                       4,088            745          2,031            716          2,057             29
Sale of reserves in place                        (1,976)           (12)        (1,976)           (12)            --             --
Production                                       (3,309)          (154)        (1,701)          (124)        (1,608)           (30)
------------------------------------------------------------------------------------------------------------------------------------
End of year                                      20,397          1,450          5,143          1,139         15,254            311
------------------------------------------------------------------------------------------------------------------------------------
1997
----
Beginning of year                                20,397          1,450          5,143          1,139         15,254            311
Revisions of previous estimates                  (1,224)          (124)        (1,224)          (124)            --             --
Purchase of reserves in place                        --             --             --             --             --             --
Discoveries                                         371             --            371             --             --             --
Sale of reserves in place                       (15,254)          (311)            --             --        (15,254)          (311)
Production                                       (1,002)          (140)        (1,002)          (140)            --             --
------------------------------------------------------------------------------------------------------------------------------------
End of year                                       3,288            875          3,288            875             --             --
====================================================================================================================================




PROVED DEVELOPED
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1995                                23,823            643          9,494            308         14,329            335
December 31, 1996                                19,258            996          4,004            828         15,254            168
December 31, 1997                                 2,333            554          2,333            554             --             --
------------------------------------------------------------------------------------------------------------------------------------


================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 16

================================================================================


SUPPLEMENTAL INFORMATION
CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE CASH FLOWS AS AT DECEMBER 31, 1997, 1996 AND 1995 (UNAUDITED)

                                                            1997            1996         1995
                                                            ----            ----         ----
                                                                          (000's)
                                                                          -------
PROVED

Beginning of year                                          41,536         29,473         24,236
Petroleum and natural gas sales, net of
 royalties, production taxes and operating income          (4,050)        (8,326)        (3,951)
Unearned petroleum and natural gas sales, net of
 royalties, production taxes and operating expenses        (1,024)            --             --
Net changes in prices                                      (6,992)        22,017         (3,572)
Revisions of quantity estimates                            (6,093)       (22,936)        (3,332)
Purchase of reserves in place                                  --          3,199          7,503
Discoveries                                                   665         18,277          1,389
Sale of reserves in place                                 (13,856)        (1,634)        (1,160)
Changes in estimated future development costs              (5,083)        (9,468)        (5,463)
Development costs incurred                                  5,358          6,978          8,559
Net change in estimated future taxes                        1,479         (1,479)            --
Accretion of discount                                       2,916          2,947          2,424
Changes in production rates (timing)                       (2,315)         2,488          2,840
                                                          -------        -------        -------

End of year                                                12,541         41,536         29,473
                                                          =======        =======        =======






================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 17

================================================================================


SUPPLEMENTAL INFORMATION
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND
CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES


                                                                Total         United        Canada
                                                                              States
                                                                             ('000's)
                                                               ====================================
1997
Future cash inflows                                            23,223         23,223             --
Future production costs                                        (3,623)        (3,623)            --
Future development costs                                       (1,639)        (1,639)            --
                                                               ------------------------------------
Future net cash flows                                          17,961         17,961             --
10% annual discount for estimating timing of cash flows        (5,420)        (5,420)            --
                                                               ------------------------------------
                                                               12,541         12,541             --
Estimated future income taxes (discounted at 10%)                  --             --             --
                                                               ------------------------------------
Standardized measure of discounted cash flows                  12,541         12,541             --
                                                               ====================================

1996
Future cash inflows                                            80,667         46,053         34,614
Future production costs                                       (12,866)        (4,462)        (8,404)
Future development costs                                       (4,715)        (1,914)        (2,801)
                                                               ------------------------------------
Future net cash flows                                          63,086         39,677         23,409
10% annual discount for estimating timing of cash flows       (20,071)       (10,518)        (9,553)
                                                               ------------------------------------
                                                               43,015         29,159         13,856
Estimated future income taxes (discounted at 10%)              (1,479)        (1,479)            --
                                                               ------------------------------------
Standardized measure of discounted cash flows                  41,536         27,680         13,856
                                                               ====================================

1995
Future cash inflows                                            66,697         26,994         39,703
Future production costs                                       (13,671)        (2,834)       (10,837)
Future development costs                                       (2,225)          (691)        (1,534)
Future net cash flows                                          50,801         23,469         27,332
10% annual discount for estimating timing of cash flows       (14,139)            --        (14,139)
                                                               ------------------------------------
                                                               36,662         23,469         13,193
Estimated future income taxes (discounted at 10%)                  --             --             --
                                                               ------------------------------------
Standardized measure of discounted cash flows                  36,662         23,469         13,193
                                                               ====================================




================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996 and 1995                             Page 18

================================================================================


SUPPLEMENTAL INFORMATION
CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES




                                        1997           1996           1995
                                                      (000's)
                                      =====================================
Unproved oil and gas properties
   Evaluated                            4,848          7,346          9,987
   Unevaluated                          3,943          4,441          1,997
Proved oil and gas properties          25,687         38,414         31,470
                                      -------------------------------------
                                       34,478         50,201         43,454
Accumulated depletion                 (16,834)       (15,705)       (10,312)
                                      -------------------------------------
Net capitalized costs                  17,644         34,496         33,142
                                      =====================================









================================================================================