Form 10-Q/A
period 1998-03-31
OPTIMA PETROLEUM CORP
filed 1998-06-04
CIK 872248

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A-1
                                   ----------

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


                                      INDEX



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................14


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................16

SIGNATURES

OPTIMA PETROLEUM CORPORATION

Consolidated Balance Sheets

======================================================================================================
                                                                        March 31           December 31
                                                                          1998                1997
-----------------------------------------------------------------------------------------------------
ASSETS                                                                 (unaudited)          (audited)

CURRENT
  Cash and cash equivalents                                           $  5,033,461       $  5,660,354
  Accounts receivable (Note 12(b))                                       1,942,974          2,220,151
  Note receivable - current portion (Note 4)                               128,599            129,861
  Cash in trust                                                                 --            715,250
-----------------------------------------------------------------------------------------------------
                                                                         7,105,034          8,725,616
OTHER
  Cash held in trust (Note 5)                                              705,893            703,996
  Advances to operators (Note 6)                                           473,886            547,200
  Note receivable - long term portion (Note 4)                             262,502            265,077
  Loan receivable (Notes 2,13)                                             849,960                 --
  Petroleum and natural gas interests, full cost method (Note 7)        17,285,171         17,695,968
  Deferred charges                                                         276,308            205,486
-----------------------------------------------------------------------------------------------------
                                                                      $ 26,958,754       $ 28,143,343
======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                            $    662,093       $    868,796
-----------------------------------------------------------------------------------------------------
                                                                           662,093            868,796

REVENUE IN DISPUTE (Note 12(a))                                          1,047,664          1,023,998

LONG-TERM DEBT (Note 11)                                                   141,660            143,050

SITE RESTORATION AND ABANDONMENT                                           369,296            369,297

SHAREHOLDERS' EQUITY Share capital (Note 9)
    Authorized 100,000,000 common shares
    Issued 11,002,346 (1997 - 11,002,346) common shares                 30,891,689         30,891,689
  Contributed surplus                                                      608,222            608,222
  Deficit                                                               (6,761,870)        (5,761,709)
-----------------------------------------------------------------------------------------------------
                                                                        24,738,041         25,738,202
-----------------------------------------------------------------------------------------------------
                                                                      $ 26,958,754       $ 28,143,343
======================================================================================================

See accompanying notes to consolidated financial statements.


ON BEHALF OF THE BOARD

                                       , Director                     , Director

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Operations and Deficit
(unaudited)

================================================================================

                                                  Three months ended March 31,
                                                 1998                     1997
--------------------------------------------------------------------------------
                                                                    (Restated -
                                                                     note 1(a))
OPERATING  REVENUE

  Petroleum and natural gas sales                 $ 1,119,473       $ 2,466,648


COSTS AND EXPENSES

  Royalties and production taxes                      355,627           730,285
  Operating costs                                     338,175           185,499
  Depletion and depreciation                          872,714           852,729
  General and administrative (Schedule)               386,039           394,990
  Interest and other revenue                          (99,109)          (13,344)
  Foreign exchange loss                               246,462             7,251
  Interest and bank charges                             2,644            84,408
  Amortization of deferred financing costs             17,082            17,082
--------------------------------------------------------------------------------

NET INCOME (LOSS)                                  (1,000,161)          207,748


DEFICIT, beginning of period                       (5,761,709)         (926,489)

--------------------------------------------------------------------------------
DEFICIT, end of period                            $(6,761,870)      $  (718,741)
================================================================================

NET INCOME (LOSS) PER SHARE                       $     (0.09)      $      0.02
================================================================================

See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Changes In Financial Position
(unaudited)

================================================================================
                                                   Three months ended March 31,
                                                        1998           1997
--------------------------------------------------------------------------------
                                                                   (Restated -
                                                                    note 1(a))
                                                     CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
  Net income (loss) for the period                  $(1,000,161)    $   207,748
  Items not involving cash
    Depletion, depreciation and amortization            889,796         869,811
--------------------------------------------------------------------------------
                                                       (110,365)      1,077,559
  Changes in non-cash working capital:
    Accounts receivable                                 277,177        (677,884)
    Accounts payable and accrued liabilities           (206,703)          8,295
    Cash in trust                                       713,353              --
--------------------------------------------------------------------------------
                                                        673,462         407,970
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Issue (repurchase) of
    common shares (net of issue expenses)                    --         (81,180)
  Increase in (repayment of) bank debt                   (1,390)         34,270
  Note receivable                                         3,837          (5,011)
  Deferred Charges                                      (87,904)             --
  Revenue  in dispute                                    23,666
  Loan receivable                                      (849,960)             --
--------------------------------------------------------------------------------
                                                       (911,751)        (51,921)
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Petroleum and natural gas interests                  (461,918)       (984,193)
  Advances to operators                                  73,314        (219,284)
  Cash held in trust                                         --         (17,110)
  Deferred  charges                                          --            (159)
--------------------------------------------------------------------------------
                                                       (388,604)     (1,220,746)
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                            (626,893)       (864,697)

CASH AND CASH EQUIVALENTS, beginning of period        5,660,354       2,055,062
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period            $ 5,033,461     $ 1,190,365
================================================================================

See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Schedules of Consolidated General and Administrative Expense
(unaudited)

================================================================================
                                                    Three months ended March 31,
                                                      1998                1997
--------------------------------------------------------------------------------
  Consultants                                       $128,154            $177,057
  Office expense                                     110,922             105,701
  Legal, audit and tax                                51,818              15,762
  Public listing                                      32,471              25,225
  Office rent                                         32,102              21,099
  Travel                                              17,609              17,376
  Investor communication                              12,963              31,548
  Directors' fees                                         --               1,222
--------------------------------------------------------------------------------
                                                    $386,039            $394,990
================================================================================

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

               The consolidated financial statements included herein as of March 31, 1998, and for the three month periods ended March 31, 1998 and March 31, 1997 are unaudited. Management has reflected all adjustments, consisting of normal recurring adjustments, which it believes are necessary to present fairly the financial position as at March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1998 and March 31, 1997. The results of operations and cash flow for the three months ended March 31, 1997 have been restated to reflect the sale of the Canadian petroleum and natural gas interests effective January 1, 1997.

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

3.      SALE OF CANADIAN PETROLEUM AND NATURAL GAS INTERESTS

        On May 30, 1997 and with an effective date of January 1, 1997, the Company closed the sale of a substantial portion of its Canadian petroleum and natural gas interests for cash proceeds of $16,750,000.

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

7.      PETROLEUM AND NATURAL GAS INTERESTS

===============================================================================================
                                                              March 31,            December 31,
                                                                 1998                   1997
-----------------------------------------------------------------------------------------------
Petroleum and natural gas interests                         $ 34,937,408           $ 34,477,861
Other equipment                                                  215,806                213,436
-----------------------------------------------------------------------------------------------
                                                              35,153,214             34,691,297
Accumulated depreciation, depletion and write-offs           (17,868,043)           (16,995,329)
-----------------------------------------------------------------------------------------------
                                                            $ 17,285,171           $ 17,695,968
===============================================================================================

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

        (b)    Issued

=========================================================================================
                                                       Number of                 Share
                                                         Shares                 Capital
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Balance at March 31, 1998 and December 31, 1997        11,002,346             $30,891,689
=========================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1998
(unaudited)                                                              Page 11

--------------------------------------------------------------------------------

9.      SHARE CAPITAL (CONTINUED)

        (c)    Reserved in respect of options

===============================================================================================
                                                                  Exercise         Exercisable
               Holder                              Number           Price         On or Before
-----------------------------------------------------------------------------------------------
Options
Company directors and employees                    193,000          $3.50         April 3, 1998
                                                    50,000          $3.55         April 3, 1998
                                                   100,000          $4.05         July 25, 1998
                                                   525,000          $4.15         June 12, 1999
                                                    50,000          $3.50         June 2, 1999

Non-related persons                                120,000          $3.50         April 3, 1998
                                                   125,000          $3.50         June 2, 1999
-----------------------------------------------------------------------------------------------
                                                 1,163,000
===============================================================================================

        (d)    Net income (loss) per share

               Net income (loss) per share has been calculated based on the following weighted average numbers of shares outstanding:


================================================================================
                                                      1998            1997
--------------------------------------------------------------------------------
Weighted average number of shares                   11,002,346      11,313,653
================================================================================


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

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1998
(unaudited)                                                              Page 12

--------------------------------------------------------------------------------

11. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES (CONTINUED)


Net operating losses deferred tax assets                          $ 5,137,000
Petroleum and natural gas interests deferred tax liabilities          (44,000)
-----------------------------------------------------------------------------
Net deferred tax assets                                             5,093,000
Less valuation allowance                                           (5,093,000)
-----------------------------------------------------------------------------
Deferred tax assets, net of valuation allowance                   $        --
=============================================================================

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

               As a result, cash flows from operating, financing and investing activities would be presented as follows under United States accounting principles:

================================================================================
                                                      1998                 1997
--------------------------------------------------------------------------------
Cash flows from:
  Operating activities                         $   673,462          $   413,415
  Financing activities                            (911,751)             (57,366)
  Investing activities                            (388,604)          (1,220,746)
--------------------------------------------------------------------------------
Increase (Decrease) in cash                    $  (626,893)         $  (864,697)
================================================================================

               Under United States accounting principles, the following supplementary cash flow information would be disclosed:

================================================================================
                                                    1998                 1997
--------------------------------------------------------------------------------
Interest paid                                      $  2,644             $134,456
--------------------------------------------------------------------------------
Income taxes paid                                        --                   --
================================================================================

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1998
(unaudited)                                                             Page 13

--------------------------------------------------------------------------------

11. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES (CONTINUED)

        (c)    Consolidated statements of operations and deficit

               There are no significant or material differences between Canadian and U.S. GAAP.

        (d)    Balance sheets


================================================================================
                                                 March 31,          December 31,
                                                    1998                1997
--------------------------------------------------------------------------------
Deficit reported                                $ (6,761,870)      $ (5,761,709)
Reduction of common share stated capital         (10,602,526)       (10,602,526)
--------------------------------------------------------------------------------
Deficit for U.S. GAAP                           $(17,364,396)      $(16,364,235)
================================================================================

================================================================================
                                                   March 31,        December 31,
                                                      1998             1997
--------------------------------------------------------------------------------
Share capital reported                             $30,891,689       $30,891,689
Reduction of common share stated capital            10,602,526        10,602,526
--------------------------------------------------------------------------------
Share capital for U.S. GAAP                        $41,494,215       $41,494,215
================================================================================

               The reduction of common share stated capital by off-setting an accumulated deficit against share capital is not allowed under U.S. GAAP.

        (e)    Shareholders' equity under U.S. GAAP

================================================================================
                                                   March 31,        December 31,
                                                      1998               1997
--------------------------------------------------------------------------------
Opening shareholders' equity under U.S. GAAP      $ 25,738,202     $ 30,672,428
Net income (loss) for U.S. GAAP                     (1,000,161)      (4,035,220)
Net share capital issued (repurchased)                      --         (899,006)
--------------------------------------------------------------------------------
Closing shareholders' equity under U.S. GAAP      $ 24,738,041     $ 25,738,202
================================================================================

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

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
March 31, 1998
(unaudited)                                                              Page 14

--------------------------------------------------------------------------------

12.     LITIGATION (CONTINUED)

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

===========================================================================================
Working Interest              Quarter Ended March 31             1998                1998
-------------------------------------------------------------------------------------------
                                                                                 Percentage
                                                              Increase            Increase
CDN$                           1998              1997        (Decrease)          (Decrease)
-------------------------------------------------------------------------------------------
Volume
  Natural Gas (mcf)            138,355         310,429        (172,074)             (55%)
  Oil (bbls)                    29,746          37,596          (7,850)             (21%)
Average Price per Unit
USA
  Natural Gas (mcf)         $     3.56      $     4.26      $    (0.70)             (16%)
  Oil (bbls)                $    21.18      $    30.45      $    (9.27)             (30%)
Gross Revenue,
  Natural Gas               $  489,340      $1,321,957        (832,617)             (63%)
  Oil                       $  630,133      $1,144,691        (514,558)             (45%)
-------------------------------------------------------------------------------------------
Total Revenue               $1,119,473      $2,466,648      (1,347,175)
===========================================================================================



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

The decline in financial results is due to the following factors:

        - decline in commodity prices of approximately 30% over the same reporting period last year

        - the Company's decision to curtail exploration and development activities pending a corporate transaction

        - curtailed oil production at S.W. Holmwood with Meridian Resource Corporation due to outstanding litigation

        -       unanticipated decline in oil production at East Cameron.

OPERATING REVENUES.

Gross revenue decreased by $1,347,115 to $1,119,473 from $2,466,648 a year earlier, a decline of 55%. Actual production on a BOE basis (6 MCF of natural gas equal 1 barrel of oil) fell 41% whereas commodity prices declined 16% for natural gas and 30% for crude oil.

OPERATING EXPENSES.

Oil and natural gas operating expenses were $338,175 as compared to $185,499 a year earlier. On a BOE equivalent basis, operating expenses increased to $6.40 per BOE from $2.08 BOE in the first quarter of 1997 in respect of US operations. The increase is due to workovers at Turtle Bayou in January, 1998. The operating expenses for the month of March, 1998 have been reduced to $3.71 per BOE.

INTEREST AND OTHER INCOME.

Interest income increased to $99,109 from $13,344 a year earlier whereas interest expense and bank charges fell to $2,644 from $134,456 in the first quarter of 1997. This improvement is due to the cash proceeds on the sale of Canadian assets which were received on May 30, 1997.

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

DEPLETION, DEPRECIATION AND AMORTIZATION.

Depletion and depreciation was $852,729 in the first quarter of 1998 as compared to $866,000 a year earlier. On a BOE basis the 1998 expense was $16.51 as compared to $9.69 per BOE a year earlier (this calculation is based on 6 MCF of natural gas equal 1 barrel of oil).

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

BALANCE SHEET

Total assets as at March 31, 1998 were $26,975,836 as compared to $28,143,343 as at December 31, 1997. Petroleum and natural gas interests declined marginally since the beginning of the fiscal year as capital expenditures of $461,918 were offset by depletion and depreciation expenses of $872,714. Working capital has decreased to $6,442,941 from $7,856,820 as at December 31, 1997. Shareholder's equity has decreased by $983,079 since December 31, 1997 reflecting the net loss for the fiscal quarter.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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


                  OPTIMA PETROLEUM CORPORATION AND SUBSIDIARIES
                                  (Registrant)




Date: May 13, 1998                 By: /s/ ROBERT L. HODGKINSON
                                       -----------------------------------------
                                       Robert L. Hodgkinson
                                       President - CEO



                                   By: /s/ RONALD P. BOURGEOIS
                                       -----------------------------------------
                                       Ronald P. Bourgeois
                                       Chief Financial Officer-Secretary