Form 10-Q
period 1998-06-30
OPTIMA PETROLEUM CORP
filed 1998-08-17
CIK 872248

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q
                                _______________

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1998     Commission file number:019020


                          OPTIMA PETROLEUM CORPORATION

             (Exact name of registrant as specified in its charter)

                CANADA                            98-0115468

       (State of Incorporation)       (I.R.S. Employee Identification No.)

   600-595 Howe Street, Vancouver                   V6C 2T5
      British Columbia, Canada                    (Zip code)

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

Yes   X       No
    -----        -----



Number of shares of Common Stock outstanding at August 7, 1998        11,002,346

                          OPTIMA PETROLEUM CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q


                                     INDEX


PART 1 -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS ..........................................  3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ..................................... 15


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........... 17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .............................. 17


SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
OPTIMA PETROLEUM CORPORATION

Consolidated Balance Sheets


                                                                            June 30              December 31
                                                                              1998                   1997
                                                                          ------------           ------------
                                                                           (unaudited)             (audited)
ASSETS
CURRENT
  Cash and cash equivalents                                                  2,386,015           $  5,660,354
  Accounts receivable (Note 12(b))                                           2,037,814              2,220,151
  Note receivable - current portion (Note 4)                                   133,592                129,861
  Accrued interest receivable                                                   51,486                     --
  Cash in trust                                                                     --                715,250
                                                                          ------------           ------------
                                                                             4,608,907              8,725,616
OTHER
  Cash held in trust (Note 5)                                                  741,730                703,996
  Advances to operators (Note 6)                                               760,720                547,200
  Note receivable - long term portion (Note 4)                                 139,110                265,077
  Loan receivable (Notes 2 and 13)                                           2,354,560                     --
  Petroleum and natural gas interests, full cost method (Note 7)            17,341,246             17,695,968
  Deferred charges                                                             410,883                205,486
                                                                          ------------           ------------
                                                                          $ 26,357,156           $ 28,143,343
                                                                          ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                                $    514,939           $    868,796
                                                                          ------------           ------------
                                                                               514,939                868,796

REVENUE IN DISPUTE (Note 12(a))                                              1,047,664              1,023,998

LONG-TERM DEBT (Note 8)                                                        147,160                143,050

SITE RESTORATION AND ABANDONMENT                                               369,297                369,297

SHAREHOLDERS' EQUITY Share capital (Note 9)
    Authorized 100,000,000 common shares
    Issued 11,002,346 (1997 - 11,002,346) common shares                     30,891,689             30,891,689
  Contributed surplus                                                          608,222                608,222
  Deficit                                                                   (7,221,825)            (5,761,709)
                                                                          ------------           ------------
                                                                            24,278,086             25,738,202
                                                                          ------------           ------------
                                                                          $ 26,357,146           $ 28,143,343
                                                                          ============           ============



See accompanying notes to consolidated financial statements.

ON BEHALF OF THE BOARD

/s/ R.P. Bourgeois                          /s/ R.L. Hodgkinson
----------------------------------          ------------------------------------
Director                                    Director

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Operations and Deficit
(unaudited)


                                                       Three months ended June 30,                 Six months ended June 30,
                                                       1998                  1997                  1998                  1997
                                                    -----------           -----------           -----------           -----------
OPERATING REVENUE

 Petroleum and natural gas sales                    $ 1,028,788           $ 2,109,034           $ 2,148,261           $ 4,575,682


COSTS AND EXPENSES


  Royalties and production taxes                        268,892               680,870               624,519             1,411,155
  Operating costs                                       230,851               253,741               569,026               439,240
  Depletion and depreciation                          1,042,504               828,795             1,915,218             1,694,795
  Gain on sale of Canadian petroleum
    and natural gas interests (Note 3)                       --              (701,351)                   --              (701,351)
  General and administrative (Schedule)                 488,739               517,014               874,778               912,004
  Interest and other revenue                            (84,402)              (47,927)             (183,511)              (61,271)
  Foreign exchange loss (gain)                         (491,872)               30,738              (245,410)               37,989
  Interest and bank charges                               3,809                58,836                 6,453               143,244
  Amortization of deferred financing costs               17,082                17,083                34,164                34,165
                                                    -----------           -----------           -----------           -----------


INCOME (LOSS) BEFORE INCOME TAXES                      (446,815)              471,235            (1,446,976)              665,712

  Income taxes                                           13,140               260,000                13,140               260,000
                                                    -----------           -----------           -----------           -----------


NET INCOME (LOSS)                                      (459,955)              211,235            (1,460,116)              405,712

DEFICIT, beginning of period                         (6,761,870)             (732,012)           (5,761,709)             (926,489)
                                                    -----------           -----------           -----------           -----------


DEFICIT, end of period                              $(7,221,825)          $  (520,777)          $(7,221,825)          $  (520,777)
                                                    ===========           ===========           ===========           ===========



NET INCOME (LOSS) PER SHARE                         $     (0.04)          $      0.02           $     (0.13)          $      0.04
                                                    ===========           ===========           ===========           ===========



See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Consolidated Statements of Changes In Financial Position
(unaudited)


                                                      Three months ended June 30,             Six months ended June 30,
                                                       1998                1997                1998                1997
                                                   ------------        ------------        ------------        ------------
                                                                         CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Income for the period                              $   (459,955)       $    211,235        $ (1,460,116)       $    405,712
  Items not involving cash
    Gain on sale of Canadian petroleum
      and natural gas interests (net of tax)                 --            (441,351)                 --            (441,351)
    Depletion, depreciation and amortization          1,059,586             845,878           1,949,382           1,728,960
                                                   ------------        ------------        ------------        ------------
                                                        599,631             615,762             489,266           1,693,321
  Changes in non-cash working capital:
    Accounts receivable                                 (94,840)           (337,820)            182,337            (379,478)
    Accounts payable and accrued liabilities           (147,154)         (1,414,644)           (353,857)         (1,112,478)
    Net working capital
      adjustments on sale of Canadian
        petroleum and natural gas interests                  --             264,690                  --            (517,260)
    Cash in trust                                            --                  --             715,250
    Accrued interest receivable                         (51,486)                 --             (51,486)                 --
                                                   ------------        ------------        ------------        ------------
                                                        306,151            (872,012)            981,510            (315,895)
                                                   ------------        ------------        ------------        ------------

FINANCING ACTIVITIES
  Issue (repurchase) of
    common shares (net of issue expenses)                    --            (278,391)                 --            (359,571)
  Increase in (repayment of) bank debt                    5,500          (6,746,837)              4,110          (6,712,567)
  Collection of note receivable                         118,399             126,738             122,236             121,727
  Revenue in dispute                                         --                  --              23,666                  --
  Loan receivable                                    (1,504,600)                 --          (2,354,560)                 --
                                                   ------------        ------------        ------------        ------------
                                                     (1,380,701)         (6,898,490)         (2,204,548)         (6,950,411)
                                                   ------------        ------------        ------------        ------------

INVESTING ACTIVITIES
  Proceeds from the sale of
    petroleum and natural gas interests                      --          16,750,000                  --          16,750,000
  Petroleum and natural gas interests                (1,098,578)         (1,847,812)         (1,560,496)         (2,951,611)
  Advances to operators                                (286,834)            434,356            (213,520)            186,531
  Cash held in trust                                    (35,837)            (35,728)            (37,734)            (52,838)
  Deferred charges                                     (151,657)                159            (239,561)                 --
                                                   ------------        ------------        ------------        ------------
                                                     (1,572,906)         15,300,975          (2,051,311)         13,932,082
                                                   ------------        ------------        ------------        ------------

INCREASE (DECREASE) IN CASH                          (2,647,456)          7,530,473          (3,274,349)          6,665,776

CASH AND CASH
  EQUIVALENTS, beginning of period                    5,033,461           1,190,365           5,660,354           2,055,062
                                                   ------------        ------------        ------------        ------------

CASH AND CASH
  EQUIVALENTS, end of period                       $  2,386,005        $  8,720,838        $  2,386,005        $  8,720,838
                                                   ============        ============        ============        ============



See accompanying notes to consolidated financial statements.

OPTIMA PETROLEUM CORPORATION

Schedules of Consolidated General and Administrative Expense
(unaudited)


                            Three months ended June 30,    Six months ended June 30,
                               1998           1997           1998           1997
                             --------       --------       --------       --------
Consultants                  $188,119       $207,170       $316,273       $384,227
Office expense                 86,390         96,703        197,312        202,404
Legal, audit and tax           74,135         96,387        125,953        112,149
Investor communication         52,225         59,318         65,188         90,866
Public listing                 11,476          5,662         43,947         30,887
Office rent                    32,722         28,358         64,824         49,457
Travel                         43,672         21,937         61,281         39,313
Directors                          --          1,479             --          2,701
                             --------       --------       --------       --------
                             $488,739       $517,014       $874,778       $912,004
                             ========       ========       ========       ========

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
(unaudited)                                                               Page 7

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

           The consolidated financial statements included herein as of June 30, 1998, and for the six month periods ended June 30, 1998 and June 30, 1997 are unaudited. Management has reflected all adjustments, consisting of normal recurring adjustments, which it believes are necessary to present fairly the financial position as at June 30, 1998 and the results of operations and cash flows for the six month periods ended June 30, 1998 and June 30, 1997.

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



--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
(unaudited)                                                              Page 8

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



--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
(unaudited)                                                               Page 9

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

           The estimated purchase price based on the recent trading history of the Company's common shares is approximately $12 million.

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



--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
(unaudited)                                                              Page 10

--------------------------------------------------------------------------------

5.         CASH HELD IN TRUST

           As a condition of a U.S. oil and gas property acquisition, the Company is obliged to keep cash on deposit to fund future abandonment costs.

6.         ADVANCES TO OPERATORS

           The Company maintains joint accounts with operators engaged by the Company to perform exploration and development work on its petroleum and natural gas interests.

7.         PETROLEUM AND NATURAL GAS INTERESTS



                                                           June 30,           December 31,
                                                             1998                 1997
                                                          -----------         -----------
Petroleum and natural gas interests                      $ 36,133,874        $ 34,477,861
Other equipment                                               227,734             213,436
                                                          -----------         -----------
                                                           36,361,608          34,691,297
Accumulated depreciation, depletion and write-offs        (18,808,516)        (16,995,329)
                                                          -----------         -----------
                                                         $ 17,553,092        $ 17,695,968
                                                         ============        ============



           As at June 30, 1998, unproved properties with capitalized costs of $2,911,126 (December 31, 1997 - $2,911,126) were not subject to depletion. It is expected that these properties will be evaluated over the next one to three years.

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

           (b) Issued



                                                        Number of                         Share
                                                          Shares                         Capital
                                                          ------                         -------
Balance at June 30, 1998 and December 31, 1997           11,002,346                    $30,891,689

--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
(unaudited)                                                              Page 11

--------------------------------------------------------------------------------

9.         SHARE CAPITAL (CONTINUED)

           (c) Reserved in respect of options



                                                                Exercise                       Exercisable
                 Holder                          Number           Price                        On or Before
                 ------                          ------           -----                        ------------
Options
Company directors and employees                   52,500          $3.50                        June 2, 1999
                                                 505,000          $4.15                       June 12, 1999
                                                 100,000          $4.05                       July 25, 1998

Non-related persons                              125,000          $3.50                        June 2, 1999
                                                 -------          -----                        ------------
                                                782,500


           (d) Net income (loss) per share

           Net income (loss) per share has been calculated based on the following weighted average numbers of shares outstanding:



                                                       1998             1997
                                                       ----             ----
Weighted average number of shares                   11,002,346       11,313,653
                                                    ----------       ----------


10.        RELATED PARTY TRANSACTIONS

           In the six months ended June 30, 1998, the Company was charged consulting expenses of $210,000 (1997- $267,690) by companies related by virtue of common directors. Office expense includes $59,554 (1997
           - $58,800) paid to a related company.

11. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

           (a) Accounting for income taxes

           Under the asset and liability method of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred income tax assets and liabilities, reduced by a valuation allowance to an amount more likely than not to be recovered, are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The approximate effect of each component of deferred income tax assets and liabilities at June 30, 1998 is as follows:

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
(unaudited)                                                              Page 12

--------------------------------------------------------------------------------

11. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES (CONTINUED)


Net operating losses deferred tax assets                           $ 5,137,000
Petroleum and natural gas interests deferred tax liabilities           (44,000)
                                                                   -----------

Net deferred tax assets                                              5,093,000
Less valuation allowance                                            (5,093,000)

Deferred tax assets, net of valuation allowance                    $        --
                                                                   -----------


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

           As a result, cash flows from operating, financing and investing activities would be presented as follows under United States accounting principles:



                                      1998                1997
                                  ------------        ------------
Cash flows from:
  Operating activities            $    981,510        $   (303,001)
  Financing activities              (2,204,548)         (6,963,305)
  Investing activities              (2,051,301)         13,932,082)
                                  ------------        ------------

Increase (Decrease) in cash       $ (3,274,339)       $  6,665,776
                                  ------------        ------------



           Under United States accounting principles, the following supplementary cash flow information would be disclosed:



                         1998           1997
                        ------       --------
Interest paid           $6,453       $143,244
                        ------       --------
Income taxes paid           --             --
                        ------       --------

--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
(unaudited)                                                              Page 13

--------------------------------------------------------------------------------

11. RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES (CONTINUED)

           (c) Consolidated statements of operations and deficit

           There are no significant or material differences between Canadian and U.S. GAAP.

           (d) Balance sheets



                                                 June 30,          December 31,
                                                   1998                 1997
                                                -----------         -----------
Deficit reported                               $ (7,009,969)       $ (5,761,709)
Reduction of common share stated capital        (10,602,526)        (10,602,526)
                                                -----------         -----------
Deficit for U.S. GAAP                          $(17,612,495)       $(16,364,235)
                                               ============        ============



                                                 June 30,         December 31,
                                                   1998              1997
                                                ----------        ----------
Share capital reported                         $30,891,689       $30,891,689
Reduction of common share stated capital        10,602,526        10,602,526
                                                ----------        ----------
Share capital for U.S. GAAP                    $41,494,215       $41,494,215
                                               ===========       ===========




           The reduction of common share stated capital by off-setting an accumulated deficit against share capital is not allowed under U.S. GAAP.

           (e) Shareholders' equity under U.S. GAAP



                                                     June 30,           December 31,
                                                       1998                 1997
                                                   ------------        ------------
Opening shareholders' equity under U.S. GAAP       $ 25,738,202        $ 30,672,428
Net income (loss) for U.S. GAAP                      (1,248,260)         (4,035,220)
Net share capital issued (repurchased)                       --            (899,006)
                                                   ------------        ------------

Closing shareholders' equity under U.S. GAAP       $ 24,489,942        $ 25,738,202
                                                   ============        ============

--------------------------------------------------------------------------------

OPTIMA PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
(unaudited)                                                              Page 14

--------------------------------------------------------------------------------

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

13.        SUBSEQUENT EVENT

           On July 27, 1998, the company issued a draw of U.S. $550,025 under the terms of the Plan and Agreement of Merger (see note #2).



--------------------------------------------------------------------------------

                    PART I - FINANCIAL INFORMATION CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles. The value of the U.S. Dollar in relation to the Canadian Dollar was CDN $1.5220 as at August 6, 1998.


-----------------------------------------------------------------------------------------
Working Interest               Quarter Ended June 30           1998               1998
-----------------------------------------------------------------------------------------
                                                                               Percentage
                                                                Increase        Increase
CDN$                            1998             1997          (Decrease)      (Decrease)
-----------------------------------------------------------------------------------------
Volume
   Natural Gas (mcf)          147,272          327,900          (180,628)          (55)%
   Oil (bbls)                  27,306           40,412           (13,106)          (32)%
Average Price per Unit
Commodity Pricing
   Natural Gas (mcf)       $     3.45       $     3.10        $     0.35            11 %
   Oil (bbls)              $    18.47       $    27.01        $    (8.54)          (32)%
Gross Revenue,
   Natural Gas             $  524,444       $1,017,642        $ (493,198)          (48)%
   Oil                     $  504,344       $1,091,392        $ (587,048)          (54)%
-----------------------------------------------------------------------------------------
Total Revenue              $1,028,788       $2,109,034        $1,080,246
-----------------------------------------------------------------------------------------


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

The Company realized a net loss of $459,855 for the second quarter of 1998 or $0.04 per share as compared to a profit of $211,235 or $0.02 per share in the second quarter of 1997. The weighted average of shares in the first quarter of 1998 was 11,002,346 as compared to 11,299,685 in 1997.

The decline in financial results is due to the following factors:

     - decline in commodity prices of approximately 30% over the same reporting period last year

     - the Company's decision to curtail exploration and development activities pending the merger with American Explorer, L.L.C.

     - continuing decline in oil production at East Cameron.

OPERATING REVENUES

Gross revenue decreased by $1,080,246 to $1,028,788 from $2,109,034 a year earlier, a decline of 51%. Actual production on a BOE basis (6 mcf of natural gas equal 1 barrel of oil) fell 46% whereas commodity prices increased 11% for natural gas but declined 32% for crude oil.

OPERATING EXPENSES

Oil and natural gas operating expenses were $230,851 as compared to $253,741 a year earlier. On a BOE equivalent basis, operating expenses increased to $4.45 per BOE from $2.67 BOE in the second quarter of 1997. This increase reflects lower productivity at Back Ridge and the elimination of the highly productive S.W. Holmwood wells which were reflected in 1997 production.

INTEREST AND OTHER INCOME

Interest income increased to $84,402 from $47,927 a year earlier whereas interest expense and bank charges fell to $3,809 from $58,836 in the first quarter of 1997. This improvement is due to the cash proceeds on the sale of Canadian assets which were received on May 30, 1997 as well as the loan to American Explorer, L.L.C. which bears a 10% interest rate.

The foreign exchange gain of $491,872 as compared to a foreign exchange loss of $30,738 a year earlier is due to the Canadian dollar decline against the US dollar from $0.70592 to $0.67953 from March 31, 1998 to June 30, 1998.

DEPLETION, DEPRECIATION AND AMORTIZATION

The depletion and depreciation was $1,042,504 in the second quarter of 1998 as compared to $828,795 a year earlier. On a BOE basis the 1998 expense was $20.10 per BOE as compared to $8.72 per BOE a year earlier (this calculation is based on 6 MCF of natural gas equals 1 barrel of oil). A provision of $177,439 for the Trinidad Onshore Study as well as a provision of $34,412 for the Ningxia, China evaluation have been included. On a BOE basis second quarter depletion and depreciation is $16.02 per BOE having excluded these two provisions.

The amortization expense of $17,082 is identical to a year earlier as it reflects the amortization of costs on a straight line basis.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses of $488,739 reflect a modest decline of 5% from $517,014 a year earlier. On a BOE basis, converting natural gas to its equivalent barrels of oil at a ratio of 6 mcf equals 1 barrel, general and administrative expenses increased to $9.43 per BOE as compared to $5.44 per BOE in 1997 an increase of 73%. This increase on a BOE basis is a result of the decline in production from the second quarter of 1997.

BALANCE SHEET

Total assets as at June 30, 1998 were $26,357,146 as compared to $28,143,343 as at December 31, 1997. Petroleum and natural gas interests declined marginally by $354,722 since the beginning of the fiscal year as capital expenditures of $1,560,498 were offset by depletion and depreciation expenses of $1,915,218. Working Capital decreased to $4,093,968 from $7,856,820 as at December 31, 1998. Shareholders' Equity has decreased by $1,460,116 reflecting the cumulative loss for the first six months of 1998.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

All matter presented at the Annual General Meeting of shareholders held on June 30, 1998 were adopted.

The Company has called a special meeting of shareholders to be held on August 21, 1998 in Vancouver, British Columbia for the following purposes:

      1. To approve, by a majority of disinterested shareholders, the Plan and Agrement of Merger dated February 11, 1998 among the Company, Optima Energy (U.S.) Corporation, Goodson Exploration Company, NAB Financial, L.L.C., Dexco Energy, Inc. and American Explorer, L.L.C. and the issuance of up to 7,335,001 common shares and contingent rights to receive an additional 1,667,001 common shares pursuant to that agreement;
      2. To approve, as a special resolution, the continuation of the Company into the State of Delaware and adoption of a new Certificate of Incorporation;
      3. To elect as additional directors for the ensuing year, Charles T. Goodson, Alfred J. Thomas, II, Ralph J. Daigle, Robert Brooksher and Daniel G. Fournerat;
      4. To approve, as a special resolution, the change of the Company's name to PetroQuest Energy, Inc.;
      5. To approve, by a majority of disinterested shareholders, the amendment of 465,000 outstanding stock options to change the exercise price and expiry date and the cancellation of all other options outstanding under the Company's current stock option plans;
      6. To approve, by a majority of disinterested shareholders, the replacement of the current stock option plans with a new stock option plan authorizing the issuance of stock options exercisable for up to 1,800,000 shares of the Company;
      7. To approve, by a majority of disinterested shareholders, the acquisition of a 5% working interest in the Valentine prospect;
      8. To approve the transaction of such other business as may properly come before the Meeting.

A Proxy Statement/InformationCircular/Prospectus was mailed on or about July 20, 1998 to shareholders of record at July 2, 1998

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Whereas the Company reported on a Form 8-K filed February 28, 1998 that it had entered into a definite merger agreement with American Explorer, L.L.C. of Lafayette, Louisiana, and in accordance with regulatory disclosure requirements on April 17, 1998, it filed pro forma financial statements for the 1996 and 1997 fiscal years reflecting the combination of the Company with American Explorer, L.L.C. On June 2, 1998 a Form 8-K/A-1 was filed to amend the April 17, 1998 filing to include the results of operations through the March 31, 1998 quarter end.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                 OPTIMA PETROLEUM CORPORATION AND SUBSIDIARIES
                                  (Registrant)

Date: August 10, 1998               By: /s/R.L. Hodgkinson
                                        Robert L. Hodgkinson
                                        President-CEO

                                    By: /s/ R.P. Bourgeois
                                        Ronald P. Bourgeois
                                        Chief Financial Officer-Secretary