Form 10-Q
period 1998-09-30
PETROQUEST ENERGY INC
filed 1998-11-16
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          ---------------------------

                                    FORM 10-Q

                                   (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                       For the transition period from: to:
                         Commission file number: 019020

                          ---------------------------

                             PETROQUEST ENERGY, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                          98-0115468

(State of Incorporation)                    (I.R.S. Employee Identification No.)


625 E. KALISTE SALOOM RD., LAFAYETTE, LOUISIANA                    70508

  (Address of principal executive offices)                       (Zip code)

                          ---------------------------

       Registrant's telephone number, including area code: (318) 232-7028


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
   ------         ------

         As of November 16, 1998 there were 18,537,347 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.

                             PETROQUEST ENERGY, INC.
                                      INDEX



                                                                                                 Page
                                                                                                 ----
                                             Part I


Item 1.      Financial Statements:

               Condensed Consolidated Balance
                  Sheets as of September 30, 1998
                  and December 31, 1997........................................................     3

               Condensed Consolidated Statements of
                  Operations for the three- and
                  nine-month periods ended
                  September 30, 1998 and 1997..................................................     4

               Condensed Consolidated Statements of Stockholders' Equity.......................     5

               Condensed Consolidated Statements of
                  Cash Flows for the nine months
                  ended September 30, 1998 and 1997............................................     6

               Notes to Condensed Consolidated Financial Statements............................     7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................................     11


                                                  Part II


Item 4.      Submission of matters to a vote of security holders...............................     15

Item 5.      Other Information.................................................................     16

Item 6.      Exhibits and Reports on Form 8-K...................................................    16

                             PETROQUEST ENERGY, INC.
                      Condensed Consolidated Balance Sheets



                                                      September 30,       December 31,
                           ASSETS                         1998                1997
                                                      -------------      -------------
                                                       (Unaudited)

Current Assets:
         Cash                                         $   2,316,807      $   4,455,348
         Accounts Receivable                              2,369,694          1,642,216
         Other Current Assets                                19,351                 --
                                                      -------------      -------------
     Total Current Assets                                 4,705,852          6,097,564
                                                      -------------      -------------

Oil and Gas Properties
         Oil and Gas Properties, Full Cost Method        39,652,297         25,722,001
         Unevaluated Oil and Gas Properties               6,059,501          2,189,475
         Accumulated Depreciation,
            Depletion and Amortization                  (28,040,240)       (15,049,129)
                                                      -------------      -------------
     Net Oil and Gas Properties                          17,671,588         12,862,347

Plugging and Abandonment Escrow                           1,367,769            491,961

Other Assets                                                489,287            711,226
                                                      -------------      -------------
                                                      $  24,234,466      $  20,163,098
                                                      =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts Payable & Accrued Liabilities       $   3,034,825      $     607,125
         Current portion of Long-term Debt                1,930,000                 --
                                                      -------------      -------------
     Total Current Liabilities                            4,964,825            607,125
                                                      -------------      -------------

Long-term Debt                                            2,000,000             99,965

Other Liabilities                                           700,000            715,582

Stockholders' Equity
         Common Stock                                        18,537         32,450,315
         Paid-in capital                                 43,795,314            527,787
         Accumulated Deficit                            (27,244,210)       (14,237,676)
                                                      -------------      -------------
     Total Stockholders' Equity                          16,569,641         18,740,426
                                                      -------------      -------------

                                                      $  24,234,466      $  20,163,098
                                                      =============      =============




        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                       September 30,
                                                          1998             1997               1998               1997
                                                      ------------      ------------      ------------      ------------

Revenues:

       Oil and Gas Sales                              $    759,748      $    862,092      $  1,860,053      $  3,344,954
       Interest Income                                      10,362            69,162           101,214           114,091
                                                      ------------      ------------      ------------      ------------
                                                           770,110           931,254         1,961,267         3,459,045
                                                      ------------      ------------      ------------      ------------

Expenses:
       Lease Operating Expenses                            151,221           181,916           507,848           502,112
       Production Taxes                                     28,229            79,889           119,678           259,068
       Depreciation, Depletion and Amortization            521,184           529,679         1,813,633         1,788,928
       Full Cost Ceiling Write-down                     11,232,972                --        11,232,972                --
       General and Administrative                          824,169           277,920         1,435,676           942,148
       Interest Expense                                     22,692             1,111            27,177           105,181
       Foreign Exchange (Gain)/Loss                        (49,049)           13,179          (137,394)           40,857
       Loss (Gain) on Sale of Canadian Properties               --            85,165                --          (423,839)
       Other Expense/(Income)                               (2,309)               --           (42,268)               --
                                                      ------------      ------------      ------------      ------------

Loss from Operations                                   (11,977,999)         (237,604)      (12,996,055)          244,590

       Income Tax Expense                                    1,452               860            10,479           189,750

Net Income (Loss)                                     $(11,978,451)     $   (238,464)     $(13,006,534)     $     54,840
                                                      ============      ============      ============      ============

Earnings Per Common Share
       Basic                                          $      (0.89)     $      (0.02)     $      (1.10)               --
                                                      ============      ============      ============      ============

       Diluted                                        $      (0.89)     $      (0.02)     $      (1.09)               --
                                                      ============      ============      ============      ============

Average shares outstanding                              13,466,067        11,212,969        11,837,023        11,159,507
                                                      ============      ============      ============      ============

Average shares outstanding assuming dilution            13,524,579        11,212,969        11,957,868        11,159,507
                                                      ============      ============      ============      ============




        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
            Condensed Consolidated Statements of Stockholders' Equity





                                                                                                                 Total
                                                          Common           Paid-In           Retained        Stockholders'
                                                           Stock           Capital            Deficit           Equity
                                                       ------------      ------------      ------------      ------------

December 31, 1997                                      $ 32,450,315      $    527,787      $(14,237,676)     $ 18,740,426

Conversion of Common Shares (Note 2):

       Optima no par Shares Surrendered                 (32,450,315)         (527,787)               --       (32,978,102)

       PetroQuest Energy, Inc. $.001 par value
       Shares Issued                                         11,002        32,967,098                --        32,978,100

American Merger Issuance of Shares (Note 2)                   7,535        10,828,216                --        10,835,751

Net Loss                                                         --                --       (13,006,534)      (13,006,534)

                                                       ------------      ------------      ------------      ------------

September 30, 1998                                     $     18,537      $ 43,795,314      $(27,244,210)     $ 16,569,641
                                                       ============      ============      ============      ============








        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                     Nine Months Ended
                                                                       September 30,
                                                              ----------------------------------
                                                                   1998                1997
                                                              --------------      --------------

Cash flows from operating activities:
  Net income (loss)                                           $  (13,006,534)     $       54,840
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion and amortization                13,046,605           1,788,928
          Gain on sale of Canadian oil and gas properties                 --            (234,089)

Changes in working capital accounts:
          Accounts receivable                                       (179,897)            169,364
          Other current assets                                       (13,609)                 --
          Accrued liabilities                                       (205,354)         (1,278,859)
          Plugging and Abandonment escrow                            (10,306)           (218,889)
          Net working capital of Canadian oil and gas
            properties sold                                               --            (474,128)
          Other                                                      273,739              88,018
                                                              --------------      --------------
Net cash used in operating activities                                (95,356)           (104,815)
                                                              --------------      --------------
Cash flows from investing activities:
  Investment in oil and gas properties                            (1,632,805)         (2,977,545)
  Sale of oil and gas properties                                                      12,128,014
  Cash cost of American merger transaction,
      net of cash received (Note 2)                               (1,800,340)                 --
                                                              --------------      --------------

Net cash provided by (used in) investing activities               (3,433,185)          9,150,469
                                                              --------------      --------------

Cash flows from financing activities:
  Proceeds from borrowings                                         1,600,000                  --
  Repayment of debt                                                 (210,000)         (4,860,261)
  Repurchase of common stock                                              --            (654,877)


Net cash provided by financing activities                          1,390,000          (5,515,138)
                                                              --------------      --------------

Net increase (decrease) in cash                                   (2,138,541)          3,530,516

Cash balance beginning of period                                   4,455,348           1,499,389
                                                              --------------      --------------

Cash balance end of period                                    $    2,316,807      $    5,029,905
                                                              ==============      ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest (net of amount capitalized)                     $        8,008      $      105,181
                                                              ==============      ==============

     Income Taxes                                             $       10,479      $      189,750
                                                              ==============      ==============


        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS -

         The condensed consolidated financial statements of PetroQuest Energy, Inc. (the "Company") at September 30, 1998 and for the three- and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements reflect the results of the Company and its predecessor entity, Optima Petroleum Corporation ("Optima"), for all periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Optima's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - MERGER OF OPTIMA (U.S.) ENERGY CORPORATION -

         On September 1, 1998, the Company completed its previously announced transaction to merge its wholly owned subsidiary Optima Energy (U.S.) Corporation with American Explorer, L.L.C. (American). Concurrent with the transaction, the Company became a Delaware corporation and converted each share of Optima no par value common stock into one share of the Company's $.001 par value common stock and changed its name from Optima Petroleum Corporation to PetroQuest Energy, Inc. American conducted oil and natural gas exploration activities in the Gulf Coast Region.

         Under the terms of the transaction, American merged with the Company in exchange for 7,535,001 shares of the Company's common stock, issued primarily to the three former members of American, representing about 40% of the post acquisition shares outstanding. Additionally, the Company issued 1,667,001 contingent stock rights exchangeable for common shares should the market share price of the Company's common stock exceed $5 per share for 20 consecutive trading days during the three year term of the rights. The rights terminate on September 1, 2001.

         The transaction was treated as a purchase for accounting purposes. No value was assigned to the contingent stock rights. The purchase price of approximately $10.6 million was allocated to the assets and liabilities based on estimated fair value. The purchase price allocation is preliminary and subject to final review.

         The operating results of American have been consolidated in the Company's statement of operations since September 1, 1998. The following summarized unaudited income statement data reflects the impact the transaction would have had on the Company's results of operations for the nine months ended September 30, 1998 and 1997 had the transaction occurred January 1, 1997.




                                         Proforma Results for the
                                      Nine Months Ended September 30,
                                   ------------------------------------
                                        1998                  1997
                                   ---------------      ---------------
                                               (Unaudited)

Revenues                           $     6,088,081      $     7,766,360
                                   ===============      ===============

Net Loss                           $    (5,234,100)     $      (928,849)
                                   ===============      ===============

Earnings per common share:
   Basic                           $         (0.28)     $         (0.05)
                                   ===============      ===============
   Diluted                         $         (0.28)     $         (0.05)
                                   ===============      ===============



NOTE 3 - EARNINGS PER SHARE -

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which simplifies the computation of earnings per share ("EPS"). The Company adopted SFAS No. 128 in the fourth quarter of 1997 and restated prior periods' EPS data as required by SFAS No. 128. All EPS data in the financial statements and accompanying footnotes reflects the adoption of SFAS No. 128.

         Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the periods. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and certain employees which totaled 58,512 shares and -0- shares in the third quarter of 1998 and 1997, respectively, and 120,845 shares and -0- shares in the first nine months of 1998 and 1997, respectively. The weighted average number of options which were considered antidilutive as a result of the exercise price of the options exceeding the average price for the applicable period totaled 848,799 shares and -0- shares during nine months and third quarter periods of 1998, and 1,163,000 shares during the nine month and third quarter periods of 1997. The contingent stock rights assigned in connection with the merger are excluded from the calculation of diluted earnings per share.


NOTE 4 - LONG-TERM DEBT -

         In connection with the Merger described in Note 2, the Company and its lender amended American's reducing revolving line of credit to provide for borrowings of up to $25 million, subject to a cap calculated on the Company's borrowing base, as defined. At September 30, 1998, the borrowing base was $4.3 million. Beginning October 1, 1998, and each month thereafter, the borrowing base is reduced by $200,000. The borrowing base amount and the amount by which it will be reduced, is established by the lender and is based on their evaluation of the Company's oil and gas properties. The borrowing base is redetermined semi-annually on February 1 and August 1 of each year. Interest under the loan is payable monthly at prime plus 1/2% (9 1/4% at September 30, 1998).

NOTE 5 - NEW ACCOUNTING STANDARDS -

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS Nos. 130 and 131 are effective for 1998. The Company adopted these standards in 1998 with no effect on the Company's financial statements, financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

         Because the Company does not currently use derivative instruments, the adoption of SFAS No. 133 will not impact the Company's financial statements.


NOTE 6 - RELATED PARTY TRANSACTIONS -

         In conjunction with the merger discussed at Note 2, the employees and consultants of Optima were terminated. American has no employees. It was managed and its properties (and certain of Optima's properties) were operated by American Explorer, Inc. (AEI), a corporation owned by two officers of the Company and former members of American. From September 1, 1998 through December 31, 1998, the Company's properties will be operated by AEI and certain management functions will be performed by AEI. The officers of AEI are also the officers of the Company. AEI charges the Company a management fee to cover its costs of services for the Company ($150,000 for the month of September, 1998). At September 30, 1998, the Company owed AEI approximately $2,600,000. This amount is included in Accounts Payable. After the transition period, the Company will assume the operating and management functions from AEI, whose employees will become employees of the Company.

NOTE 7 - FULL COST CEILING WRITE-DOWN -

         The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" (the pool) as incurred, and properties in the pool are depleted and charged to operations using the units of production method based on the ratio of current production to total proved future production. Additionally, the cost in excess of the net book value of assets and liabilities acquired in the merger with American of $7.9 million, discussed above, is recorded in the pool at September 30, 1998, and is subject to depletion or write-down. To the extent that costs capitalized in the pool (net of accumulated depreciation, depletion and amortization) exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company was required to write down its asset base at the end of the third quarter of 1998 due primarily to the cost in excess of net book value recorded in the merger with American and significant declines in oil prices during 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         PetroQuest Energy, Inc. is an independent oil and gas company engaged in the development, exploration, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region. The Company and its predecessors have been active in this area since 1986, which gives the Company extensive geophysical, technical and operational expertise in this area. The Company's business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region.

MERGER OF OPTIMA (U.S.) ENERGY CORPORATION -

         On September 1, 1998, the Company completed its previously announced transaction to merge its wholly owned subsidiary Optima Energy (U.S.) Corporation with American Explorer, L.L.C. (American). Concurrent with the transaction, the Company became a Delaware corporation and converted each share of Optima no par value common stock into one share of the Company's $.001 par value common stock and changed its name from Optima Petroleum Corporation to PetroQuest Energy, Inc. American conducted oil and natural gas exploration activities in the Gulf Coast Region.

         Under the terms of the transaction, American merged with the Company in exchange for 7,535,001 shares of the Company's common stock, issued primarily to the three former members of American, representing about 40% of the post acquisition shares outstanding. Additionally, the Company issued 1,667,001 contingent stock rights exchangeable for common shares should the market share price of the Company's common stock exceed $5 per share for 20 consecutive trading days during the three year term of the rights. The rights terminate on September 1, 2001.

         The transaction was treated as a purchase for accounting purposes. No value was assigned to the contingent stock rights. The purchase price of approximately $10.6 million was allocated to the assets and liabilities based on estimated fair value. The purchase price allocation is preliminary and subject to final review. The operating results of American have been consolidated in the Company's statement of operations since September 1, 1998.


RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month and nine-month periods ended September 30, 1998 and 1997.




                                                  Three Months Ended             Nine Months Ended
                                                    September 30,                   September 30,
                                                1998            1997            1998            1997
                                             -----------     -----------     -----------     -----------

Production:
         Oil (Bbls)                               16,720          24,316          59,451          82,694
         Gas (Mcf)                               235,265         145,498         460,463         618,043
         Total Production (Mcfe)                 335,585         291,394         817,169       1,114,207

Sales:

         Total oil sales                     $   212,026     $   477,588     $   797,285     $ 1,696,787
         Total gas sales                     $   547,722     $   384,504     $ 1,062,768     $ 1,648,167

Average sales prices:
         Oil (per Bbl)                       $     12.68     $     19.64     $     13.41     $     20.51
         Gas (per Mcf)                       $      2.33     $      2.64     $      2.31     $      2.66
         Per Mcfe                            $      2.26     $      2.95     $      2.28     $      3.00


         The net loss totaled $12 million and $200,000 for the quarters ended September 30, 1998 and 1997, respectively. Net loss for the nine months ended September 30, 1998 was $13 million as compared to net income of $50,000 for the first nine months of 1997. The change in both periods is primarily the result of the full cost ceiling write-down associated with the American merger, (see "Full Cost Ceiling Write-Down") and non-recurring costs associated with the merger.

         On a thousands of cubic feet equivalent (mcfe) basis, third quarter 1998 production volumes increased 15% over third quarter 1997 production volumes. This is the result of the merger with American and one month of its production included in 1998 production. This was partially offset by depletion of properties owned prior to the merger. Production volumes of both oil and gas for the first nine months of 1998, compared to the 1997 period, declined 28% and 25% respectively. This was caused by depletion without a significant increase in reserves.

         Oil and gas sales during the third quarter of 1998 decreased 12% to $760,000, as compared to third quarter 1997 revenues of $860,000. For the first nine months of 1998, oil and gas sales decreased 44% to $1,860,000, compared to oil and gas revenues of $3,340,000 during the 1997 period. Prices received during the third quarter of 1998 averaged $12.68 per barrel of oil and $2.33 per Mcf of gas, as compared to averages of $19.64 per barrel and $2.64 per Mcf received in the 1997 period. Stated on a mcfe basis, unit prices received during the third quarter and first nine months of 1998 were 23% and 24% lower, respectively, than the prices received during the comparable 1997 periods.

         Operating expenses for the third quarter of 1998 decreased to $150,000 from $180,000 during the third quarter of 1997 due to a decrease in the number of properties partially offset by one month of American properties. Operating expenses for the nine months ended September 30, 1998 did not change significantly from the same period in 1997. The Company did not experience any significant increases in operating costs as a result of storms during the third quarter of 1998.

         General and administrative expenses during the third quarter of 1998 totaled $820,000 as compared to expenses of $280,000 during the 1997 quarter. The increase is primarily related to non-recurring costs of $450,000 associated with closing the Company's Vancouver office and termination of Canadian consultants and employees. General and Administrative expenses increased 52% for the nine months ended September 30, 1998 compared to 1997 for the same reason.

         Depreciation, depletion and amortization ("DD&A") expense for the nine months ended September 30, 1998 before the write-down of the full cost pool during the third quarter of 1998 (see "Full Cost Ceiling Write-Down"), did not change significantly from the 1997 period. For the quarter ended September 30, 1998, DD&A expense, before the write-down of the full cost pool, also remained relatively constant compared to third quarter of 1997. The write-down of the full cost pool was primarily attributable to cost in excess of net book value recorded in the merger with American and significant price declines in oil prices during 1998.

         On a mcfe basis, which reflects the changes in production, the DD&A rate (before the write-down of the full cost pool) for the first nine months of 1998 was $2.22 per mcfe compared to $1.61 per mcfe for the same period in 1997. For the third quarter of 1998, DD&A per mcfe (before the full cost pool write-down) was $1.55 compared to $1.82 for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital and Cash Flow. Working capital (before considering debt) decreased from $5.5 million at December 31, 1997 to $1.6 million at September 30, 1998. This was caused primarily by funds expended for unevaluated oil and gas properties as well as costs associated with the merger.

         In September, 1998, the Company and its lender amended American's reducing revolving line of credit to provide a new borrowing base of $4.3 million at September 30, 1998. The borrowing base reduces $200,000 per month and is redetermined semi-annually.

         Net cash flow from operations before working capital changes decreased for the third quarter of 1998 to $20,000 compared to $1.7 million for 1997. For the first nine months of 1998, net cash flow from operations before working capital changes declined from $295,000 in 1997 to a negative $266,000 in 1998. Included in the 1998 amounts are approximately $450,000 of non-recurring costs associated with closing the Company's Vancouver office and termination of Canadian consultants and employees.

         The Company presently has no commitments regarding capital expenditures and believes that its current sources of liquidity are sufficient to fund its current operations. However, in order to continue its exploration and development activities, the Company will need additional financing. The Company anticipates that in the future this financing may include sale of equity and debt securities and additional bank financing. There can be no assurances that such additional financing will be available on acceptable terms, if at all.

         Year 2000 Compliance. During 1998, the Company's executive management and Board of Directors implemented a program to identify, evaluate and address the Company's Year 2000 ("Y2K") risks to ensure that all its Information Technology ("IT") Systems and Non-IT Systems will be able to process dates from and after January 1, 2000 without critical systems failure. In addition to evaluating its own systems, the Company will also assess the Y2K risks associated with its significant customers and suppliers.

         The Company is currently evaluating its IT Systems for Y2K compliance. As part of this evaluation, the Company has contracted third-party consultants to assist in the identification and replacement of non-compliant IT Systems. During 1998, the Company began modification of IT Systems for Y2K compliance. The modifications are planned to be completed in the second quarter of 1999.

         The Non-IT Systems are currently being assessed to determine which systems would be affected by Y2K issues. Once assessment is completed, any necessary replacements or modifications will be performed. Management believes that any Non-IT issues will be minor and should be corrected by first quarter of 1999.

         The assessment of third parties has the primary purpose of determining any disruptions in operations due to non-compliance by an outside organization. This will be determined by contacting the Company's suppliers and customers to determine their level of Y2K compliance and the steps they are taking towards compliance. These assessment and corrective measures are scheduled for completion during the second quarter of 1999.

         The Company has not incurred significant costs related to Y2K compliance as of September 30, 1998 and does not expect that the cost to modify or replace its non-compliant IT and Non-IT Systems will be material to its financial condition or results of operations. The costs of these projects and the dates on which the Company plans to complete modifications and replacements are based on managements' best estimates, the estimates of third-party specialists assisting the Company, the modification plans of third-parties and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

         Based on preliminary risk assessments, the Company believes the most likely Y2K related failure would be a temporary disruption in certain materials and services provided by third-parties, which would not be expected to have a material adverse effect on the Company's financial condition or results of operations. If during our assessment it is determined that Y2K related failure would have a material adverse effect on the Company, contingency plans will be developed. There can be no assurance that the Company will not be materially adversely affected by Y2K problems.

         Full Cost Ceiling Write-Down. The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" (the pool) as incurred, and properties in the pool are depleted and charged to operations using the units of production method based on the ratio of current production to total proved future production. Additionally, the cost in excess of the net book value of assets and liabilities acquired in the merger with American of $7.9 million, discussed above, is recorded in the pool at September 30, 1998, and is subject to depletion or write-down. To the extent that costs capitalized in the pool (net of accumulated depreciation, depletion and amortization) exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company was required to write down its asset base at the end of the third quarter of 1998 due primarily to the cost in excess of net book value recorded in the merger with American and significant declines in oil prices during 1998.

         This Report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including drilling of wells, reserve estimates, future production of oil and gas, future cash flows and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to certain risks, uncertainties and other factors, many of which are beyond the control of the Company, which could cause actual results to differ materially from those currently anticipated. These factors include, without limitation, the numerous uncertainties inherent in estimating quantities of proven oil and gas reserves and in projecting future rates of production and timing of development expenditures which may vary significantly from reserves and production estimates; the results of exploratory and developmental drilling; operating hazards attendant to the oil and gas business, including downhole drilling and completion risks that are generally not recoverable from third parties or insurance; actions or inactions of third-party operators of the Company's properties; lease and rig availability; the successful identification, acquisition and development of properties; changes in the price received for oil and/or gas which may effect results of operations and cash flows; the demand for and supply of gas and oil; the weather; pipeline capacity; general economic conditions; governmental regulation; changes in interest rates; the Company's ability to find and retain skilled personnel; labor relations; Year 2000 compliance by the Company and third parties; competitors of the Company having greater resources than those of the Company; or other unanticipated external developments materially impacting the Company's operational and financial performance. Readers are cautioned that any such statements are not guarantees of future performance and the Company can give no assurances that actual results or developments will not differ materially from those projected in the forward-looking statements. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


                                     Part II

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the special meeting of the stockholders held on August 21,
              1998, the following business was conducted:

              1. Approved, by a majority of disinterested stockholders, the Plan and Agreement of Merger dated February 11, 1998 among the Company, Optima Energy (U.S.) Corporation, Goodson Exploration Company, NAB Financial L.L.C., Dexco Energy, Inc. and American Explorer, L.L.C. and the issuance of up to 7,335,001 common shares and contingent rights to receive an additional 1,667,001 common shares pursuant to that agreement;

              2. Approved, as a special resolution, the continuation of the Company into the State of Delaware and adoption of a new Certificate of Incorporation;

              3.  Elected as additional directors for the ensuing year, Charles
                  T. Goodson, Alfred J. Thomas, II, Ralph J. Daigle, Robert R. Brooksher and Daniel G. Fournerat;

              4. Approved, as a special resolution, the change of the Company's name to PetroQuest Energy, Inc.;

              5. Approved, by a majority of disinterested stockholders, the amendment of 465,000 outstanding stock options to change the exercise price and expiry date and the cancellation of all other options outstanding under the Company's current stock option plans;

              6. Approved, by a majority of disinterested stockholders, the replacement of the current stock option plans with a new stock option plan authorizing the issuance of stock options exercisable for up to 1,800,000 shares of the Company;

              7. Approved, by a majority of the disinterested stockholders, the acquisition of a 5% working interest in the Valentine prospect;

Item 5.       OTHER INFORMATION

                  On November 9, 1998, the Company announced that its CL&F #12 well at the Turtle Bayou Field was drilled to a total measured depth of 8,027 feet and encountered 40 net feet of natural gas/condensate pay over a gross interval from 6,620 feet to 7,290 feet. The well is scheduled to be on production by mid December, 1998. The Company is the operator of the well and owns a 40% working interest.

                  In addition, the Company will drill an exploratory test at its
              Snapper Prospect Offshore Texas OCS commencing in December, 1998. This well will be drilled before the previously announced well in the Valentine Field which is being evaluated for projected drilling in early 1999.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) No exhibits are filed.

              (b) The Company filed a Form 8-K on September 16, 1998 reporting that the Company's stockholders had approved the business discussed at Item 4 above.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PETROQUEST ENERGY, INC.

Date:  November 16, 1998               By: /s/ Robert R. Brooksher
                                           ------------------------------------
                                           Robert R. Brooksher
                                           Chief Financial Officer and Secretary
                                           (Authorized Officer and Principal
                                           Financial Officer)

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
  27                     Financial Data Schedule