Form 10-K405
period 1998-12-31
PETROQUEST ENERGY INC
filed 1999-03-31
CIK 872248

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  (Mark One)
    [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the transition period from      to

                         Commission File Number: 019020

                             PETROQUEST ENERGY, INC.
             (Exact name of registrant as specified in its charter)

State of incorporation: Delaware   I.R.S. Employer Identification No. 98-0115468

                           625 E. Kaliste Saloom Road
                           Lafayette, Louisiana 70508
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (318) 232-7028

           Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                  ON WHICH REGISTERED
              -------------------                  -------------------
    Common Stock, Par Value $.001 Per Share      The Nasdaq Stock Market
                                                 Toronto Stock Exchange

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

                               [X] Yes [ ] No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,916,198 as of March 22, 1999 (based on the last reported sale price of such stock on the NASDAQ National Market System).

            As of March 22, 1999, the registrant had outstanding 18,537,347 shares of Common Stock, par value $.001 per share.

            Document incorporated by reference: Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held on May 25, 1999, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------
                                     PART I
Item 1. Business ............................................................      1

Item 2. Properties ..........................................................      9

Item 3. Legal Proceedings ...................................................     12

Item 4. Submission of Matters to a Vote of Security Holders .................     12


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters     13

Item 6. Selected Financial Data .............................................     13

Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations .............................................     14

Item 7A. Disclosure About Market Risks ......................................     18

Item 8. Financial Statements and Supplementary Data .........................     18

Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ..............................................     19


                                    PART III

Item 10. Directors and Executive Officers of the Registrant .................     19

Item 11. Executive Compensation .............................................     19

Item 12. Security Ownership of Certain Beneficial Owners and Management .....     19

Item 13. Certain Relationships and Related Transactions .....................     19


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ....     19

        Index to Financial Statements .......................................     F-1

      This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-K, including without limitation statements under "Item 1. Business", "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding budgeted capital expenditures, increases in oil and gas production, the Company's financial position, oil and gas reserve estimates, business strategy and other plans and objectives for future operations, and "Item 7A. Disclosure About Market Risks" regarding the impact of changes in prices and projected annual sales volumes, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in this Form 10-K. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 1999 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.


                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      PetroQuest Energy, Inc. ("PetroQuest" or the "Company") is an independent oil and gas company engaged in the generation, exploration, development, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region. The Company and its predecessors have been active in this area since 1986. The Company's business strategy is to increase production, cash flow and reserves through generation, exploration, development and acquisition of properties located in the Gulf Coast Region.

      The Company was incorporated under the name "Lathwell Resources Ltd.", by registration of Articles and Memorandum pursuant to the laws of the province of British Columbia, Canada on April 11, 1983. On February 5, 1988, consolidating its common stock on a 1 for 5 basis, the Company changed its name to "Optima Energy Corporation". On July 9, 1992, the Company changed its name to "Optima Petroleum Corporation ("Optima") concurrently with a 1 for 2.5 consolidation of its common stock. It was continued under the Canada Business Corporation Act on May 23, 1995.

      On September 1, 1998, the Company, formerly Optima Petroleum Corporation, consummated a merger by and among the Company, Optima Energy (U.S.) Corporation, a wholly owned subsidiary of the Company, and Goodson Exploration Company ("Goodson"), NAB Financial, L.L.C. ("NAB") and Dexco Energy, Inc. ("Dexco"), pursuant to which the Company acquired 100% of the ownership interests of American Explorer L.L.C. ("American") (the "Merger") all which were owned by Goodson, NAB and Dexco. Following the Merger, the Company was continued and domesticated from a Canadian corporation to a Delaware corporation (the "Continuation"), changing its name to "PetroQuest Energy, Inc.", and adopting a new certificate of incorporation. In addition, Optima Energy (U.S.) Corporation changed its name to PetroQuest Energy, Inc. and became a Louisiana Corporation and American Explorer, L.L.C. changed its name to PetroQuest Energy One, L.L.C. The Canadian officers were closed and the Company's headquarters moved to 625 E. Kaliste Saloom Rd., Suite 400, Lafayette, Louisiana 70508 (318/232-7028). PetroQuest maintains an offshore exploration office in Houston, Texas.

      In connection with the Merger, the Company issued to the owners of Goodson, NAB and Dexco 7,335,001 shares of Company common stock, par value $.001 per share (the Common Stock), and 1,667,001 Contingent Stock Issue Rights (the "CSIR"). The CSIRs entitle the holders to receive an additional 1,667,001 shares of Company Common Stock at such time as the trading price for the Company's Common Stock is $5.00 or higher for 20 consecutive trading days. The shares of Common Stock and CSIRs issued in the Merger were issued to the following persons, each of whom is an officer and director of the company upon completion of the Merger:

                                  SHARES OF COMMON STOCK              CSIRs
                                  ----------------------              -----
      Charles T. Goodson                2,567,250                   583,450
      Alfred J. Thomas II (1)           1,309,298                   297,560
      Ralph J. Daigle                   2,200,500                   500,000

      ---------------------

      (1) Does not include 487,778 shares and 110,856 CSIRs issued to Mr. Thomas' spouse and an aggregate of 770,175 shares and 175,035 CSIRs issued to Mr. Thomas' adult children.

      As part of the Merger, the following individuals were elected by the shareholders as additional directors of the Company and also serve as the executive officers of the Company as set forth below. William C. Leuschner and Robert L. Hodgkinson continued to serve as directors of the Company after the Merger.

      Charles T. Goodson     --  President, Chief Executive Officer and Director
      Alfred J. Thomas, II   --  Chief Operating Officer and Director
      Ralph J. Daigle        --  Senior Vice President-Exploration and Director
      Robert R. Brooksher    --  Chief Financial Officer, Secretary and Director
      Daniel G. Fournerat    --  Director

EXPLORATION AND DEVELOPMENT ACTIVITIES

      PetroQuest currently conducts its exploration and development onshore and offshore in the Gulf Coast Region. Through the Merger with American, the Company has an inventory of projects and prospects that are in varying stages of readiness for drilling. In the near term, exploration and development will be focused on three areas, the Turtle Bayou Field, the Valentine Field and High Island Block 494 in Federal OCS waters of the Gulf of Mexico.

TURTLE BAYOU FIELD. The Turtle Bayou Field, located in Terrebonne Parish, Louisiana (approximately 75 miles southwest of New Orleans) is located in the western portion of the Houma Embayment, a large structural down-warping of the continental shelf where a thick sequence of sand and shale was deposited during middle Miocene time. Within the Houma Embayment are ten significant fields that today have produced total reserves in excess of six trillion cubic feet of gas equivalent. All of these fields have seen recent 3-D seismic activity, resulting in renewed drilling and increased production.

      The Company has significant interest in this field and to date has produced in excess of forty billion cubic feet of gas equivalent. The previous exploration and development was based on existing 2-D and a 3-D seismic survey acquired in 1993. A new 3-D survey that was shot by Gecko-Prakla/Schlumberger in 1998 indicated numerous untested fault blocks and up-dip reserves. The Company expects to drill three wells in this field in 1999, the first of which will begin in May. The Company drilled its first well after the new 3-D was evaluated in late 1998. It was completed as a gas well with first production in December, 1998, producing at a rate of 3.4 MMcf per day. Wells drilled in the Turtle Bayson Field historically have very high flow rates although there can be no assurance that this will continue.

VALENTINE FIELD. The Valentine Field, also located in Houma Embayment, approximately 30 miles east of Turtle Bayou Field and approximately 45 miles south of New Orleans, Louisiana, has to date produced in excess of one trillion cubic feet of gas equivalent. The Company and its predecessors, American and Optima, began this project in 1993. Due to various landowner and partner problems, only three 2-D seismic lines were ever shot over this significant south Louisiana salt dome structure and thus virtually no deep exploration ever occurred. The Company and its partner, a major oil and gas company, acquired an 86 square mile 3-D survey that was delivered on November 1, 1998. Both have assigned teams to work this project and plan to begin drilling in June, 1999. Three wells are planned to be drilled in this field in 1999. PetroQuest anticipates additional exploration in this field as additional financing or cash flow from success become available. The Company currently has a 35% to 50% working interest in these prospects.

HIGH ISLAND BLOCK 494. PetroQuest (through American) acquired a 1/3 interest in this property in 1996. During the later part of 1998, the remaining 2/3 interest was acquired. The Company sold approximately 58% of this prospect and drilled the C-1 well in December, 1998 - January, 1999. It was drilled to a total vertical depth of 8,800 feet and encountered 207 feet of gross hydrocarbon column with 80 feet of natural gas pay in the objective Cris. S. Sand. The well tested at 20.3 million cubic feet of natural gas per day. PetroQuest is the operator and is currently readying facilities for production which is expected to begin in June, 1999. The Company's year-end reserve report did not include reserves for this discovery since it was logged and tested after December 31, 1998.

MARKETS

      PetroQuest's ability to market oil and gas from the Company's wells depends upon numerous factors beyond the Company's control, including the extent of domestic production and imports of oil and gas, the proximity of the gas production to gas pipelines, the availability of capacity in such pipelines, the demand for oil and gas by utilities and other end users, the availability of alternative fuel sources, the effects of inclement weather, and state and federal regulation of oil and gas production and federal regulation of gas sold or transported in interstate commerce. No assurance can be given that PetroQuest will be able to market all of the oil or gas produced by the Company or that favorable prices can be obtained for the oil and gas PetroQuest produces.

      In view of the many uncertainties affecting the supply and demand for oil, gas and refined petroleum products, the Company is unable to predict future oil and gas prices and demand or the overall effect such prices and demand will have on the Company. For the year ended December 31, 1998, Creole Gas Co., El Paso Energy Marketing Co., and The Meridian Resource & Exploration Co., purchased 18%, 17% and 16%, respectively of the Company's production. PetroQuest does not believe that the loss of any of the Company's oil purchasers would have a material adverse effect on the Company's operations. Additionally, since all of the Company's gas sales are on the spot market, the loss of one or more gas purchasers should not materially and adversely affect the Company's financial condition. The marketing of oil and gas by PetroQuest can be affected by a number of factors which are beyond the Company's control, the exact effects of which cannot be accurately predicted.

EMPLOYEES

      The Company had 25 employees as of December 31, 1998. PetroQuest believes that its relationships with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement. From time to time, the Company utilizes the services of independent contractors to perform certain services.

FEDERAL REGULATIONS

SALES OF NATURAL GAS. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated prices for all "first sales" of natural gas. Thus, all sales of gas by the Company may be made at market prices, subject to applicable contract provisions.

TRANSPORTATION OF NATURAL GAS. The rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines are regulated by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act ("NGA"), as well as under section 311 of the Natural Gas Policy Act ("NGPA"). Since 1985, the FERC has implemented regulations intended to make natural gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

      Most recently, in Order No. 636, et seq., the FERC promulgated an extensive set of new regulations requiring all interstate pipelines to "restructure" their services. The most significant provisions of Order No. 636
(i) require that interstate pipelines provide firm and interruptible transportation solely on an "unbundled" basis, separate from their sales service, and convert each pipeline's bundled firm city-gate sales service into unbundled firm transportation service; (ii) issue blanket certificates to pipelines to provide unbundled sales service; (iii) require that pipelines provide firm and interruptible transportation service on a basis that is equal in quality for all natural gas supplies, whether purchased from the pipeline or elsewhere; (iv) require that pipelines provide a new non-discriminatory "no-notice" transportation service; (v) establish two new, generic programs for the reallocation of firm pipeline capacity; (vi) require that all pipelines offer access to their storage facilities on a firm and interruptible, open access, contract basis; (vii) provide pregranted abandonment of unbundled sales and interruptible and short-term firm transportation service and conditional pregranted abandonment of long-term transportation service; (viii) modify transportation rate design by requiring all fixed costs related to transportation to be recovered through the reservation charge under the straight fixed variable ("SFV") method. The order also recognized that the elimination of city-gate sales service and the implementation of unbundled transportation service would result in considerable costs being incurred by the pipelines. Therefore, Order No. 636 provided mechanisms for the recovery by pipelines from present, former and future customers of certain types of "transition" costs likely to occur due to these new regulations.

      In subsequent orders, the FERC substantially upheld the requirements imposed by Order No. 636. Pursuant to Order No. 636, pipelines and their customers engaged in extensive negotiations in order to develop and implement new service relationships under Order No. 636. Tariffs instituting these new restructured services were placed into effect on all pipelines on or before November 1, 1993. Numerous petitions for judicial review of Order No. 636 have been filed and consolidated for review in the United States Court of Appeals for the D.C. Circuit. In addition, numerous parties have sought review of separate FERC orders implementing Order No. 636 on individual pipeline systems. Since the restructuring requirements that emerge from this lengthy administrative and judicial review process may be materially different from those of Order No. 636 as originally adopted, it is not possible to predict what effect, if any, the final rule resulting from Order No. 636 will have on the Company.

SALES AND TRANSPORTATION OF CRUDE OIL. Sales of crude oil and condensate can be made by the Company at market prices not subject at this time to price controls. The price that the Company receives from the sale of these products will be affected by the cost of transporting the products to market. As required by the Energy Policy Act of 1992, the FERC has revised its regulations governing the rates that may be charged by oil pipelines. The new rules, which were effective January 1, 1995, provide a simplified, generally applicable method of regulating such rates by use of an index for setting rate ceilings. In certain circumstances, the new rules permit oil pipelines to establish rates using traditional cost of service and other methods of ratemaking. The effect that these new rules may have on moving the Company's products to market cannot yet be determined. In addition, at the same time as it issued the new rules, the FERC also issued notices of inquiry regarding market-based pricing for oil pipeline rates and the information required to be filed for ratemaking and reporting purposes. It is not possible to predict what rules, if any, the FERC will ultimately adopt as a result of these inquiry proceedings or the effect that any rules that are adopted might have on the cost of moving the Company's products to market.

LEGISLATIVE PROPOSALS. In the past, Congress has been very active in the area of natural gas regulation. There are legislative proposals pending in various state legislatures which, if enacted, could significantly affect the petroleum industry. At the present time it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Company's operations.

FEDERAL, STATE OR AMERICAN INDIAN LEASES. In the event the Company conducts operations on federal, state or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management ("BLM") or Minerals Management Service or other appropriate federal or state agencies.

      The Mineral Leasing Act of 1920 ("Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies "similar or like privileges" to citizens of the United States. Such restrictions on citizens of a "non-reciprocal" country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be cancelled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. The Company owns interests in numerous federal onshore oil and gas leases. It is possible that holders of equity interests in the Company may be citizens of foreign countries, which at some time in the future might be determined to be non-reciprocal under the Mineral Act.

STATE REGULATIONS

      Most states regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. The rate of production may be regulated and the maximum daily production allowable from both oil and gas wells may be established on a market demand or conservation basis or both.

      PetroQuest may enter into agreements relating to the construction or operation of a pipeline system for the transportation of natural gas. To the extent that such gas is produced, transported and consumed wholly within one state, such operations may, in certain instances, be subject to the jurisdiction of such state's administrative authority charged with the responsibility of regulating intrastate pipelines. In such event, the rates which the Company could charge for gas, the transportation of gas, and the construction and operation of such pipeline would be subject to the rules and regulations governing such matters, if any, of such administrative authority.

ENVIRONMENTAL REGULATIONS

GENERAL. The Company's activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Although no assurances can be made, the Company believes that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, regulations and rules regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the capital expenditures, earnings or the competitive position of the Company with respect to its existing assets and operations. The Company cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations could have on its activities.

      Activities of PetroQuest with respect to natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities including the United States Environmental Protection Agency ("EPA"). Such regulation can increase the cost of planning, designing, installation and operation of such facilities. In most instances, the regulatory requirements relate to water and air pollution control measures. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on it, risks of substantial costs and liabilities are inherent in oil and gas production operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, would result in substantial costs and liabilities to the Company.

SOLID AND HAZARDOUS WASTE. The Company owns or leases numerous properties that have been used for production of oil and gas for many years. Although the Company has utilized operating and disposal practices standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under these properties. In addition, many of these properties have been operated by third parties. The Company had no control over such entities' treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter over time. Under these new laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future contamination.

      The Company generates wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited the disposal options for certain hazardous wastes and is considering the adoption of stricter disposal standards for nonhazardous wastes. Furthermore, it is possible that certain wastes currently exempt from treatment as "hazardous wastes" generated by the Company's oil and gas operations may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly disposal requirements.

SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site and persons that disposed or arranged for the disposal of the hazardous substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. Neither the Company nor its predecessors have been designated as a potentially responsible party by the EPA under CERCLA with respect to any such site.

OIL POLLUTION ACT. The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

      The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. On August 25, 1993, an advance notice of intention to adopt a rule under the OPA was published that would require owners and operators of offshore oil and gas facilities to establish $150 million in financial responsibility. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. It is unlikely that insurance companies or underwriters will be willing to provide coverage under the OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. The financial tests or other criteria that will be used to judge self-insurance are also uncertain. A number of bills are pending in the United States Congress to amend or modify the financial responsibility requirements under OPA. The Company cannot predict the final form of the financial responsibility rule that will be adopted. If the original requirements under OPA are not amended, regulations promulgated thereunder may have the potential to result in the imposition of substantial additional annual costs on the Company or otherwise materially adversely affect the Company. The impact of the rule should not be any more adverse to the Company than it will be to other similarly or less capitalized owners or operators in the Gulf of Mexico. Pending adoption of final regulations the Company has not taken any steps to establish financial responsibility under the OPA.

AIR EMISSIONS. The operations of the Company are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require the Company to forego construction or operation of certain air emission sources, although the Company believes that in such case it would have enough permitted or permittable capacity to continue its operations without a material adverse effect on any particular producing field.

OSHA. The Company is subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize and/or disclose information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens.

      Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

RISK FACTORS

VOLATILITY OF OIL AND GAS PRICES; MARKETABILITY OF PRODUCTION. The Company's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the action of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations.

      In addition, the marketability of the Company's production depends upon the availability and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions and changes in supply and demand all could adversely affect the Company's ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond the control of the Company and represent a significant risk.

OPERATING HAZARDS, OFFSHORE OPERATIONS AND UNINSURED RISKS. PetroQuest's operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. These risks could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Moreover, a portion of the Company's operations are offshore and therefore are subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, to more extensive governmental regulation, including regulations that may, in certain circumstances, impose strict liability for pollution damage, and to interruption or termination of operations by governmental authorities based on environmental or other considerations.

      The Company maintains insurance of various types to cover its operations, including maritime employer's liability and comprehensive general liability. Amounts in excess of base coverages are provided by primary and excess umbrella liability policies with maximum limits of $35 million. In addition, the Company maintains operator's extra expense coverage, which provides coverage for the control of wells drilled and/or producing and redrilling expenses and pollution coverage for wells out of control.

      No assurances can be given that PetroQuest will be able to maintain adequate insurance in the future at rates the Company considers reasonable. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and results of operations.

ESTIMATES OF OIL AND GAS RESERVES. This Form 10-K contains estimates of oil and gas reserves, and the future net cash flows attributable to those reserves, prepared by the Ryder Scott Company, independent petroleum and geological engineers ("Ryder Scott"). There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows attributable to such reserves, including factors beyond the control of the Company and Ryder Scott. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding future oil and gas prices and expenditures for future development and exploitation activities, and of engineering and geological interpretation and judgment. Additionally, reserves and future cash flows may be subject to material downward or upward revisions, based upon production history, development and exploitation activities and prices of oil and gas. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly from the assumptions and estimates set forth herein. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. In calculating reserves on a Mcfe basis, oil was converted to gas equivalent at the ratio of six Mcf of gas to one Bbl of oil. While this ratio approximates the energy equivalency of gas to oil on a Btu basis, it may not represent the relative prices received by the Company on the sale of its oil and gas production.

      The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to estimated proved reserves set forth in this Form 10-K were prepared by Ryder Scott in accordance with the rules of the Securities and Exchange Commission (the "Commission"), and are not intended to represent the fair market value of such reserves.

ABILITY TO REPLACE RESERVES. The Company's future success depends upon its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. As is generally the case in the Gulf Coast region, many of the Company's producing properties are characterized by a high initial production rate, followed by a steep decline in production. As a result, the Company must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. Without successful exploration or acquisition activities, the Company's reserves and revenues will decline rapidly. No assurances can be given that the Company will be able to find and develop or acquire additional reserves at an acceptable cost.

SUBSTANTIAL CAPITAL REQUIREMENTS. PetroQuest makes, and will continue to make, substantial capital expenditures for the exploitation, exploration, acquisition and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash generated by operations and proceeds from bank borrowings. If revenues or the Company's borrowing base decrease as a result of lower oil and gas prices, operating difficulties or declines in reserves, the Company may have limited ability to expend the capital necessary to undertake or complete future drilling programs. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

CONTROL BY MANAGEMENT. Executive officers and directors of the Company beneficially own approximately 44% of the outstanding Common Stock of the Company (the "Common Stock"). This percentage ownership is based on the number of shares of Common Stock outstanding at March 22, 1999 and the beneficial ownership of such persons at such date. As a result, these persons may be in a position to control the Company through their ability to determine the outcome of elections of the Company's directors and certain other matters requiring the vote or consent of the Company's stockholders.

COMPETITION. The Company operates in the highly competitive areas of oil and gas exploration, development and production. The availability of funds and information relating to a property, the standards established by the Company for the minimum projected return on investment, the availability of alternate fuel sources and the intermediate transportation of gas are factors which affect the Company's ability to compete in the marketplace. The Company's competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines and national and local gas gatherers, many of which possess greater financial and other resources than the Company.

ENVIRONMENTAL AND OTHER REGULATIONS. PetroQuest's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulation could have a significant impact on the operating costs of the Company, as well as on the oil and gas industry in general.

      The Company's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Moreover, the Company could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred; the payment of which could have a material adverse effect on the Company's financial condition and results of operations. The Company maintains insurance coverage for its operations, including limited coverage for sudden and accidental environmental damages, but does not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, the Company does not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose the privilege to continue exploration or production activities upon substantial portions of its properties in the event of certain environmental damages.

      The Oil Pollution Act of 1990 imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act of 1990, could have a material adverse impact on the Company.

ITEM 2. PROPERTIES

      The Company is engaged in the development, exploration, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region. As of December 31, 1998, the Company's estimated proved reserves totaled 504 thousand barrels of oil and 10.6 billion cubic feet of natural gas, with pre-tax present value discounted at 10%, of the estimated future net revenues based on constant prices in effect at year-end ("Discounted Cash Flow") of $11.7 million. Gas constituted approximately 78% of the Company's total estimated proved reserves and approximately 69% of the Company's reserves are proved developed reserves. The Company operates 18 wells representing approximately 56% of the total Discounted Cash Flow attributable to estimated proved reserves.

SIGNIFICANT PROPERTIES

VALENTINE FIELD, LAFOURCHE PARISH, LA.

      PetroQuest, for the account of all working interest owners, negotiated a Joint 3-D Seismic Program with a major oil and gas company ("Program Partner"). The salient points of the contract are as follows:

1. PetroQuest and its partners will reserve all existing production and existing well bores. PetroQuest has an 87.5% working interest. Production currently averages 56 Bbl per day and 670 Mcf per day from 8 wells.

2. PetroQuest and partners will assign to Program Partner 50% of their leasehold interest within a 100 square mile area, approximately 10,576 gross acres. This results in a working interest for the Company of 43.75%.

3. The Program Partner, at its cost, has optioned jointly approved unleased prospective acreage, totaling approximately 14,989 acres and has permitted the remaining acreage necessary to acquire the 3-D survey. Acreage currently under option and lease totals 27,064 gross acres.

4. Program Partner designed and acquired an approximate 100 square mile 3-D survey and delivered one complete data set to PetroQuest in the fourth quarter of 1998.

5. All further cost to reprocess, interpret, exercise lease options, lease additional acreage and drill and develop the Valentine area will be on an actual cost basis borne by all working interest owners.

      PetroQuest will be the operator of the exploration, development and operations of the Valentine prospect. Program Partner has acted as operator of the 3-D survey design and acquisition.

      The Company is in the preliminary stage of its evaluation of the 3-D data and has thus far identified four prospects. The first well is scheduled to be drilled in June, 1999, with multiple objectives. PetroQuest is expected to have a 36.6% working interest and 27.5% net revenue interest in this well.

      Scheduled drilling of the other three prospects has not yet been determined. Similar interests are anticipated for these prospects with the same multi-pay objectives. Further evaluation of the 3-D data is an ongoing process.

TURTLE BAYOU FIELD, TERREBONNE PARISH, LA.

      PetroQuest has participated in the drilling of 10 wells in Turtle Bayou Field. Currently, there are 5 producing wells in the field in which the Company holds a working interest. Collectively, the 5 producing wells averaged 7400 Mcf of natural gas and 100 barrels of condensate per day for the month of December, 1998. PetroQuest's working interest varies between 46.19% and 16.98% with a weighted average working interest of 38.34%.

      A 3-D regional seismic survey has recently been shot and acquired by the Company which incorporates the Turtle Bayou Field. Thus far, three prospects with multiple objectives have been identified. The first well is expected to begin drilling in May, 1999.

BULLY CAMP FIELD, LAFOURCHE PARISH, LA.

      PetroQuest through a predecessor company acquired a 100% working interest in this property in 1993. In December, 1998, 6 wells in this field were producing at a combined rate of 2700 MMcf of gas per day.

MERIDIAN RESOURCES JOINT VENTURE, LA.

      Pursuant to the master participation agreement with Meridian Resource Corporation dated October 1, 1993, PetroQuest has evaluated ten prospect areas of which five have been drilled, four rejected pursuant to the geological and geophysical review and one prospect at Stella is to be drilled at a later date to be determined. Drilling has resulted in 7 currently producing wells at a combined rate of 1800 barrels of oil per day and 5500 Mcf of gas per day. PetroQuest's working interest averages 8% in these wells.

BRAZOS BLOCK 446, TEXAS OFFSHORE STATE WATERS

      PetroQuest, through a predecessor company, acquired a 44% working interest in this property in early 1997. During 1998, the platform was refurbished, a compressor installed and a well acidized increasing production by 1000 Mcf of gas per day. Current production is approximately 4200 Mcf of gas per day from three wells.

GALVESTON BLOCK 303, FEDERAL OCS WATERS

      PetroQuest, through a predecessor, generated and drilled the discovery well on this property in 1996. The Company has a 21.875% working interest in this field. In addition to drilling and completing 3 wells, one well and a production platform were acquired. The initial phase of exploration and development of this field has been completed. Current production is 7200 Mcf per day from four wells.

HIGH ISLAND BLOCK 494, FEDERAL OCS WATERS

      PetroQuest, through a predecessor, and its partners acquired a 1/3 interest in this property in 1996. During the later part of 1998, the remaining 2/3 interest was acquired. The Company sold approximately 58% of this prospect and drilled the C-1 well in December, 1998 - January, 1999. The well encountered 207 feet of gross hydrocarbon column with 80 feet of net natural gas pay. The well tested at 20.3 Mcf of natural gas per day. Since the well was logged and tested subsequent to year end, it has not been included in the Company's December 31, 1998 reserve report. Production to the sales line is expected by early June, 1999.

OIL AND GAS RESERVES

      The following table sets forth certain information about the estimated proved reserves of the Company as of December 31, 1998 (See Item 1. Business
- Estimates of Oil and Gas Reserves).

                                                                Oil (MBbls)   Gas (MMcfs)
Proved developed:                                                  275          7,722

Proved undeveloped:                                                229          2,839

Total proved:                                                      504         10,561

Estimated pre-tax future net cash flows (000's)     $14,750

Discounted pre-tax future net cash flows (000's)    $11,676

      The Company's independent reserve engineers (Ryder Scott Company) prepared the estimates of proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves for 1998. Reserves were estimated using oil and gas prices and production and development costs in effect at December 31, 1998 without escalation, and were otherwise prepared in accordance with Securities and Exchange Commission regulations regarding disclosure of oil and gas reserve information. The average product prices used in developing the above estimates were $9.84 per Bbl of oil and $2.00 per MMBtu of gas. Because of the high btu content of the Company's Gulf Coast gas, this equates to an average price realized of approximately $2.25 per Mcf.

      The Company has not filed any reports with other federal agencies which contain an estimate of total proved net oil and gas reserves.

OIL AND GAS DRILLING ACTIVITY

      The following table sets forth the wells drilled and completed by the Company during the periods indicated. All such wells in 1997 and 1998 were drilled in the continental United States. Wells drilled in 1996 include both the United States and Canada.

                                     Years Ended December 31,
                                     ------------------------
                          1998                1997                1996
                          ----                ----                ----
                     Gross       Net     Gross      Net     Gross       Net
                     -----       ---     -----      ---     -----       ---
Exploration:
  Productive            2        .74       4        .72        5        .60
  Non-Productive       --         --       2        .33        6       1.28
                       --       ----      --       ----       --       ----
    Total               2        .74       6       1.05       11       1.88
                       ==       ====      ==       ====       ==       ====

Development:
  Productive           --         --       2        .33        2        .23
  Non-Productive       --         --      --         --       --         --
                       --       ----      --       ----       --       ----
    Total              --         --       2        .33        2        .23
                       ==       ====      ==       ====       ==       ====

      The Company owned working interests in 36 gross (15.3 net) producing oil and gas wells at December 31, 1998. At December 31, 1998, the Company had one exploratory well in progress, which has subsequently been logged and tested and completion procedures begun.

LEASEHOLD ACREAGE

      The following table shows the approximate developed and undeveloped (gross and net) leasehold acreage of the Company as of December 31, 1998.

                                               Leasehold Acreage
                                               -----------------
                                    Developed                     Undeveloped
                                    ---------                     -----------
                               Gross           Net           Gross           Net
                               -----           ---           -----           ---
Mississippi (onshore)             --             --         10,123          6,750
New Mexico (onshore)              --             --            537            134
Louisiana (onshore)            8,251          2,198         21,953          7,069
Texas (offshore)               1,440            660             --             --
Federal Waters                11,520          3,679         14,995         11,245
                              ------         ------         ------         ------
Total                         21,211          6,537         47,608         25,198
                              ======         ======         ======         ======

      In addition, PetroQuest has 14,989 gross acres and 6,558 net acres under option in Louisiana and 809 gross acres and 539 net acres under option in Mississippi.

TITLE TO PROPERTIES

      The Company believes that the title to its oil and gas properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in the opinion of the Company, are not so material as to detract substantially from the use or value of such properties. The Company's properties are typically subject, in one degree or another, to one or more of the following: royalties and other burdens and obligations, express or implied, under oil and gas leases; overriding royalties and other burdens created by the Company or its predecessors in title; a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles; back-ins and reversionary interests existing under purchase agreements and leasehold assignments; liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements; pooling, unitization and communitization agreements, declarations and orders; and easements, restrictions, rights-of-way and other matters that commonly affect property. To the extent that such burdens and obligations affect the Company's rights to production revenues, they have been taken into account in calculating the Company's net revenue interests and in estimating the size and value of the Company's reserves. The Company believes that the burdens and obligations affecting its properties are conventional in the industry for properties of the kind owned by the Company.


ITEM 3. LEGAL PROCEEDINGS

      There are no legal proceedings to which the Company or its subsidiaries is a party or by which any of its property is subject, other than ordinary and routine litigation due to the business of producing and exploring for oil and natural gas, except as follows:

S.W. HOLMWOOD

      An appeal is currently pending before the United States Court of Appeals for the Fifth Circuit from the decision of the United States District Court for the Western District of Louisiana (Lake Charles Division) in the matter Amoco Production Company v. The Meridian Resource & Exploration Company, No. 98-30724, United States Court of Appeal for the Fifth Circuit which involves the Company's Southwest Holmwood Prospect, Cameron Parish, Louisiana. The Company holds a beneficial four percent (4%) working interest in the prospect by virtue of a participation agreement with the defendant. Proceeding in the trial court (instituted on July 11, 1996), resulted in judgment against the defendant dissolving the oil and gas lease and the associated joint exploration agreement. The trial judge further terminated the defendant's interest in two wells effective July 26, 1996 and awarded post-termination production revenues to the plaintiff. The claims of the plaintiff and the litigation are being actively and aggressively defended by the defendant in the United States Court of Appeal. Since the outcome of the litigation is indeterminable, the Company has recorded 100% of the cumulative net operating income to date aggregating to $700,000 in other liabilities in its consolidated financial statements.

WILDHAY

      The Company is party to court proceedings in the Court of Queen's Bench of the Province of Alberta commenced by a drilling contractor, (on May 13, 1996), Artisian Corporation, relative to the drilling of a well on behalf of the Company and a joint venture partner. The Company has defended the proceedings and filed a counter claim for breach of contract against Artisan Corporation and claims of negligence against Artisan Corporation and Tuboscope Vetco Canada Inc. for an amount which exceeds the claim of the drilling contractor. The Company's claim includes thrown away costs and expenses for loss of the well and damages. The well costs were included in Oil and Gas Properties at December 31, 1998.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "PQUE" and on the Toronto Stock Exchange under the symbol "PQU". The following table lists high and low sales prices per share for the periods indicated.

                           The Nasdaq Stock Market    Toronto Stock Exchange
                           -----------------------    ----------------------
Quarter Ended                 High        Low           High        Low
-------------                 ----        ---           ----        ---
                             (U.S.$)     (U.S.$)       (Cdn.$)     (Cdn.$)
1997
     1st  Quarter             3.06        2.13          4.10        2.95
     2nd Quarter              2.56        2.00          3.50        2.75
     3rd Quarter              2.13        1.38          3.25        2.00
     4th Quarter              2.31        1.50          3.85        1.50

1998
     1st  Quarter             1.69         1.00         2.50        1.41
     2nd Quarter              1.69          .88         2.25        1.35
     3rd Quarter              1.25          .63         1.50        1.50
     4th Quarter              1.13          .56         1.55        1.00

      As of March 22, 1999, there were approximately 947 common stockholders of record.

      The Company has not paid dividends on the Common Stock and intends to retain its cash flow from operations for the future operation and development of its business. In addition, the Company's credit facility restricts payments of dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 1998 have been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.

                                                    Year Ended December 31,
                                                    -----------------------
                                   1998         1997         1996        1995          1994
                                 -------      -------      -------      -------      -------
                                           (000's omitted except per share data)
Revenues                        $  3,377     $  4,145      $ 7,982     $  3,888     $  2,448
Net Income (Loss)               ($16,240)    ($ 2,914)     $   169     ($ 2,002)    ($ 3,157)
Earnings (Loss) per share       ($  1.20)    ($  0.26)     $  0.01     ($  0.22)    ($  0.41)
Oil and Gas Properties, net     $ 17,423     $ 12,862      $24,909     $ 23,396     $ 15,880
Total Assets                    $ 20,066     $ 20,163      $29,641     $ 27,558     $ 17,687
Long-term Debt                  $  1,300     $    100      $ 4,488     $  5,418     $  1,319
Stockholder's Equity            $ 13,336     $ 18,740      $22,314     $ 20,360     $ 14,865

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL -

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

MERGER OF OPTIMA ENERGY (U.S.) CORPORATION -

      On September 1, 1998, the Company completed its transaction to merge its wholly owned subsidiary Optima Energy (U.S.) Corporation with American Explorer, L.L.C. (American). Concurrent with the transaction, the Company became a Delaware corporation and converted each share of no par value common stock into one share of the Company's $.001 par value common stock and changed its name from Optima Petroleum Corporation to PetroQuest Energy, Inc. American conducted oil and natural gas exploration activities in the Gulf Coast Region.

      Under the terms of the transaction, American merged with the Company in exchange for 7,335,001 shares of the Company's common stock, issued primarily to the three former members of American, representing about 40% of the post acquisition shares outstanding. Additionally, the Company issued to members of American and certain current officers of the Company 1,667,001 contingent stock rights exchangeable for common shares should the market share price of the Company's common stock exceed $5 per share for 20 consecutive trading days during the three year term of the rights. The rights terminate on September 1, 2001. Should these rights become exchangeable, the Company would be required to issue 1,667,001 shares, representing 8.30% of undiluted shares outstanding (after conversion of the rights) at December 31, 1998, for no net proceeds.

      The transaction was treated as a purchase for accounting purposes. No value was assigned to the contingent stock rights. The purchase price of approximately $10.6 million was allocated to the assets and liabilities based on estimated fair value. Net assets acquired in the transaction were as follows:

                        Oil and gas properties       $16,178
                        Working capital               (1,890)
                        Due to Optima                 (2,150)
                        Note payable                  (2,440)
                        Escrow funds and other           903
                                                     -------
                                                     $10,601
                                                     =======

      The purchase price in excess of the net book value of the net assets acquired of $7.9 million was allocated to the Company's oil and gas properties. The operating results of American have been consolidated in the Company's statement of operations since September 1, 1998.

NEW ACCOUNTING STANDARDS -

      In June 1997, the Financial Accounting Standards Board (the FASB) issued Standard Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS Nos. 130 and 131 are effective for 1998. The Company adopted these standards in 1998 with no effect on the Company's financial statements, financial position or results of operations.

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

RESULTS OF OPERATIONS -

      The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the years ended December 31, 1998, 1997 and 1996.

                                                   Year Ended December 31,
                                                   -----------------------
                                         1998              1997              1996
                                         ----              ----              ----
Production:
      Oil (Bbls)                         83,637           105,562           125,756
      Gas (Mcf)                       1,049,247           677,300         2,991,219
      Total Production (Mcfe)         1,551,063         1,310,672         3,745,755

Sales:
      Total oil sales                $1,069,570        $2,116,193        $2,720,643
      Total gas sales                 2,173,620         1,848,069         5,243,085

Average sales prices:
      Oil (per Bbl)                  $    12.79        $    20.04        $    21.63
      Gas (per Mcf)                        2.07              2.73              1.75
      Per Mcfe                             2.09              3.02              2.13

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 -

Oil and Gas Revenues

      Oil and gas revenue decreased from $3,964,000 in 1997 to $3,263,000 in 1998 or a decrease of 18%. This decrease was the result of both a decrease in oil production volumes and product prices for both oil and gas. Oil production volumes decreased as a result of normal depletion of the Company's oil properties partially offset by the additions of the American properties. Gas production increased due to the addition of American. Product prices declined 30% on an Mcfe basis from 1997 to 1998, reflecting decreased product prices for both oil and gas.

Lease Operating Expenses

      Lease operating expenses increased from $735,000 in 1997 to $1,349,000 in 1998. This is due to the addition of the American properties at September 1, 1998 and several large workovers performed during 1998. This was partially offset by a decrease in the number of producing properties in 1998.

Depreciation, Depletion and Amortization

      Depreciation, depletion and amortization (DD&A), before the full cost ceiling write-downs in each year, did not change significantly from $3,133,000 in 1997 to $2,801,000 in 1998. On a Mcfe basis, the DD&A rate for 1998 was $1.81 per Mcfe compared to $2.39 per Mcfe for 1997.

Full Cost Ceiling Write-Down

      The full cost ceiling write-down in 1998 of $13,431,000 was primarily attributable to cost in excess of net book value recorded in the Merger with American and significant declines in oil and gas prices in 1998.

General and Administrative Expenses

      General and administrative expenses increased from $1,222,000 in 1997 to $1,779,000 in 1998. The increase is primarily related to non-recurring costs of $450,000 associated with closing the Company's Vancouver office and termination of Canadian consultants and employees.

Interest Expense

      Interest expense decreased due to a lower outstanding debt during 1998 compared to 1997.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 -

      The Company reported a loss for 1997 of $2,914,000 as compared to earnings of $169,000 in 1996. The decline of $3,083,000 is due to a combination of production volume declines, a $1,820,000 full cost ceiling test write-down of U.S. oil and gas properties and a $740,000 provision for revenue dispute. The 79% reduction in natural gas volume from 2,991,000 mcf in 1996 to 677,000 mcf was primarily due to the sale of Canadian petroleum and natural gas assets effective January 1, 1997. Canadian operations represented between 55% to 60% total entity production over the previous 12 to 18 months. Although oil production was also impacted by the Canadian asset sale, new production at Back Ridge, Louisiana resulted in only a 16% decline in oil production volume. Oil prices declined in 1997 by 7% whereas natural gas prices were 56% higher than 1996.

Operating Expense

      Oil and natural gas operating expenses decreased from $1,209,000 in 1996 to $735,000 in 1997. On a Mcfe basis, operating expenses increased to $0.56 as compared to $0.32 in 1996. The increase is due to workovers at Valentine and declining gas productivity at Lake Boeuf.

Interest Expense

      Proceeds from the sale of Canadian assets were utilized to pay off the Canadian bank loan. Additionally, the Company reduced its U.S. bank loan to $100,000 in 1997. As a result, the interest and bank charges fell to $136,000 in 1997 as compared to $502,000 a year earlier.

Depletion, Depreciation and Amortization

      Depletion and depreciation decreased to $3,133,000 in 1997 from $4,202,000 in 1996 or 25%. On a Mcfe basis in 1997, the expense was $2.39 per Mcfe versus $1.12 per Mcfe in 1996.

General and Administrative Expense

      General and administrative expense did not change significantly from 1996 to 1997.

Full Cost Ceiling Write-Down

      Pursuant to the full cost method of accounting, the Company is required to meet certain ceiling tests in respect of the carrying value of petroleum and natural gas interests on the balance sheet as of December 31, 1997. A ceiling test write-down of $1,820,000 of petroleum and natural gas interests was reflected in the Consolidated Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES -

Working Capital and Cash Flow

      Working capital (before considering debt) decreased from $5.5 million in 1997 to a working capital deficit of $0.1 million in 1998. This was caused primarily by funds expended for unevaluated oil and gas properties, costs associated with the Merger, exploration costs and declining oil and gas prices.

      In September, 1998, the Company and its lender amended American's reducing revolving line of credit to provide a new borrowing base ($4,300,000 at September 1, 1998). This line is fully funded at December 31, 1998 and reduces $200,000 per month plus interest at prime plus -1/2% with semi-annual redeterminations. It is secured by substantially all of the Company's oil and gas properties.

      The Company has obtained a commitment for a non-recourse bank loan in 1999 to fund completion of its High Island Block 494 property. Interest is payable at 12% and the bank receives a 2 -1/2% overriding royalty interest in the property which is security for the loan. Substantially all of the initial cash flows from production at this property will be dedicated to payment of this loan.

      Net cash flow from operations before working capital changes declined from $1,087,000 in 1997 to negative $8,000 in 1998. Included in the 1998 amounts are approximately $450,000 of non-recurring costs associated with closing the Company's Vancouver office and termination of Canadian consultants and employees.

      The Company's liquidity has been adversely affected by declines in prices received for sales of oil and gas production. These declines may result in a reduction in the Company's borrowing base under its line of credit. In order to fund its cash requirements for continued oil and gas exploration activities, operations and debt service, the Company plans to raise private capital and to fund a substantial portion of its anticipated capital expenditures through drilling ventures with industry partners; however, there is no assurance that such plans will be successful. Private capital may involve the sale of equity which will dilute current stockholders. If the Company is unable to obtain additional financing, it could be forced to delay or even abandon some of its exploration and development opportunities. Furthermore, the Company may be required to sell some of its producing properties in order to provide needed liquidity.

      The Company has received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that it does not meet the $1.00 per share closing bid standard for continued listing on The Nasdaq National Market System (the "Nasdaq NMS"). The Company is currently discussing with Nasdaq various solutions for complying with this requirement, which may include a reverse split of its common stock. No assurance can be given at this time that the Company will be successful in resolving this issue, with the result being that the common stock may be delisted for trading on the Nasdaq NMS. In this event, the Company intends to apply for trading in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in what are commonly referred to as the "pink sheets."

YEAR 2000 COMPLIANCE -

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

      The assessment of third parties has the primary purpose of determining any disruptions in operations due to non-compliance by an outside organization. This will be determined by contacting the Company's suppliers and customers to determine their level of Y2K compliance and the steps they are taking towards compliance. These assessments and corrective measures are scheduled for completion during the second quarter of 1999.

      Total costs incurred to-date and estimated remaining costs for consultants, software and hardware application for Y2K compliance is approximately $30,000. The Company does not separately account for the internal costs incurred for its Y2K Compliance efforts. The costs of these projects and the dates on which the Company plans to complete modifications and replacements are based on managements' best estimates, the estimates of third-party specialists assisting the Company, the modification plans of third-parties and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

      Based on preliminary risk assessments, the Company believes the most likely Y2K related failure would be a temporary disruption in certain materials and services provided by third-parties, which would not be expected to have a material adverse effect on the Company's financial condition or results of operations. If during its assessment it is determined that Y2K related failure would have a material adverse effect on the Company, contingency plans will be developed. There can be no assurance that the Company will not be materially adversely affected by Y2K problems

FULL COST CEILING WRITE-DOWN -

      The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" (the pool) as incurred, and properties in the pool are depleted and charged to operations using the units of production method based on the ratio of current production to total proved future production. Additionally, the cost in excess of the net book value of assets and liabilities acquired in the Merger with American of $7.9 million, discussed above, is recorded in the pool at December 31, 1998, and is subject to depletion or write-down. To the extent that costs capitalized in the pool (net of accumulated depreciation, depletion and amortization) exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company was required to write-down its asset base in 1998 due primarily to the cost in excess of net book value recorded in the Merger with American and significant declines in oil prices during 1998.


ITEM 7A. DISCLOSURE ABOUT MARKET RISKS

      The Company's indebtedness under its line of credit is variable rate financing. The Company believes that its exposure to market risk relating to interest rate risk is not material. The Company believes that its business operations are not exposed to market risks relating to foreign currency exchange risk or equity price risk.

      Price Risk

      The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for 1999, a 10% decline in the prices the Company receives for its crude oil and natural gas production would have an approximate $800,000 impact on the Company's revenues.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information concerning this Item begins on F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On December 16, 1998, the board of directors of the Company replaced KPMG as its principal accountant with Arthur Andersen LLP ("Arthur Andersen"). Arthur Andersen was the principal accountant for American Explorer, L.L.C., which was acquired by the Company on September 1, 1998.

      KPMG's report on the Company's financial statements for each of the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and subsequent interim periods preceding the replacement of KPMG, there were no disagreements with KPMG on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has authorized KPMG to respond fully to any inquiries by Arthur Andersen.


                                    PART III

ITEMS 10, 11, 12 & 13

      For information concerning Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions, see the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held May 25, 1999, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  FINANCIAL STATEMENTS

      The following financial statements of the Company and the Reports of the Company's Independent Public Accountants thereon are included on pages F-1 through F-18 of this Form 10-K.

           Reports of Independent Public Accountants
           Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the three years ended
              December 31, 1998
           Consolidated Statement of Cash Flows for the three years ended
              December 31, 1998
           Consolidated Statements of Stockholder's Equity for the three years ended December 31, 1998
           Notes to Consolidated Financial Statements

   2.  FINANCIAL STATEMENT SCHEDULES:

      All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.

   3.  EXHIBITS:

            2.1 Plan and Agreement of Merger by and among Optima Petroleum Corporation, Optima Energy (U.S. Corporation its wholly-owned subsidiary and Goodson Exploration Company, NAB Financial L.L.C., Dexco Energy, inc., American Explorer, L.L.C. (incorporated herein by reference to Appendix G of the Proxy Statement on Schedule 14A filed July 22, 1998).

            3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to Form 8-K dated September 16, 1998).

            3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 4.2 to Form 8-K dated September 16, 1998).

            3.3 Certificate of Domestication of Optima Petroleum Corporation (incorporated herein by reference to Exhibit 4.4 to Form 8-K dated September 16, 1998).

            4.1 Registration Rights Agreement dated as of September 1, 1998 among Optima Petroleum Corporation, Charles T. Goodson, Alfred
                  J. Thomas, II, Ralph J. Daigle, Janell B. Thomas, Alfred J. Thomas, III, Blaine A. Thomas, and Natalie A. Thomas (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated September 16, 1998).

            4.2   Form  of   Certificate   of   Contingent   Stock  Issue  Right
                  (incorporated herein by reference to Exhibit 4.3 to Form 8-K dated September 16, 1998).

            10.1  1998 Stock  Option Plan  (incorporated  herein by reference to
                  Exhibit 10.2 to Form 8-K dated September 16, 1998).

            10.2 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II (incorporated herein by reference to Exhibit 10.3 to Form 8-K dated September 16, 1998).

            10.3 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated September 16, 1998).

            10.4 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to Exhibit 10.4 to Form 8-K dated September 16, 1998).

            10.5 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Robert R. Brooksher (incorporated herein by reference to Exhibit 10.5 to Form 8-K dated September 16, 1998).

            10.6 Credit Agreement dated September 24, 1998, among PetroQuest Energy, Inc. (a Louisiana corporation), PetroQuest Energy One, L.L.C. (a Louisiana limited liability company), PetroQuest Energy, Inc. (a Delaware corporation) and Compass Bank)

            10.7  Termination   Agreement  dated  December  16,  1998,   between
                  PetroQuest Energy, Inc. and Charles T. Goodson

            10.8  Termination   Agreement  dated  December  16,  1998,   between
                  PetroQuest Energy, Inc. and Alfred J. Thomas, II

            10.9  Termination   Agreement  dated  December  16,  1998,   between
                  PetroQuest Energy, Inc. and Ralph J. Daigle

            10.10 Termination   Agreement  dated  December  16,  1998,   between
                  PetroQuest Energy, Inc. and Robert R. Brooksher

            10.11 Indemnification  Agreement  dated  December 16, 1998,  between
                  PetroQuest Energy, Inc. and Charles T. Goodson

            10.12 Indemnification  Agreement  dated  December 16, 1998,  between
                  PetroQuest Energy, Inc. and Alfred J. Thomas, II

            10.13 Indemnification  Agreement  dated  December 16, 1998,  between
                  PetroQuest Energy, Inc. and Ralph J. Daigle

            10.14 Indemnification  Agreement  dated  December 16, 1998,  between
                  PetroQuest Energy, Inc. and Robert R. Brooksher

            10.15 Indemnification  Agreement  dated  December 16, 1998,  between
                  PetroQuest Energy, Inc. and Daniel G. Fournerat

            10.16 Indemnification  Agreement  dated  December 16, 1998,  between
                  PetroQuest Energy, Inc. and William C. Leuschner

            10.17 Indemnification  Agreement  dated  December 16, 1998,  between
                  PetroQuest Energy, Inc. and Robert L. Hodgkinson

            16.1 Letter from KPMG dated December 18, 1998 (incorporated herein by reference to Exhibit 16.1 to Form 8-K dated December 21,
                  1998)

            21.1 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement No. 333-55745 filed June 2, 1998)

            23.1  Consent of KPMG

            23.2 Consent of Arthur Andersen L.L.P.

            27.1  Financial data schedule


(b)   REPORTS ON FORM 8-K

      A current report on Form 8-K was filed with the Securities and Exchange Commission on December 21, 1998 announcing the Company had replaced KPMG as its principal accountant with Arthur Andersen LLP. Arthur Andersen LLP was the principal accountant for American Explorer, L.L.C., which was combined into the Company on September 1, 1998.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.

                                      PETROQUEST ENERGY, INC.

                                      By:/s/ Charles T. Goodson
                                         ------------------------------------
                                         CHARLES T. GOODSON
                                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 29, 1999.

      By:/s/ Charles T. Goodson                       President, Chief Executive Officer and
         ----------------------------------           Director (Principal Executive Officer)
      CHARLES T. GOODSON


      By:/s/ Alfred J. Thomas, II                     Chief Operating Office and Director
         ----------------------------------
      ALFRED J. THOMAS, II

      By:/s/ Ralph J. Daigle                          Senior Vice President - Exploration
         ----------------------------------           and Director
      RALPH J. DAIGLE

      By:/s/ Robert R. Brooksher                      Chief Financial Officer, Secretary and
         ----------------------------------           Director (Principal Financial and
      ROBERT R. BROOKSHER                             Accounting Officer)

      By:/s/ William C. Leuschner                     Chairman of the Board
         ----------------------------------
      WILLIAM C. LEUSCHNER


      By:/s/ Robert L. Hodgkinson                     Director
         ----------------------------------
      ROBERT L. HODGKINSON


      By:/s/ Daniel G. Fournerat                      Director
         ----------------------------------
      DANIEL G. FOURNERAT

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants .................................     F-2

Auditors' Report to the Shareholders .....................................     F-3

Consolidated Balance Sheets of PetroQuest Energy, Inc. as of
  December 31, 1998 and 1997 .............................................     F-4

Consolidated Statements of Operations of PetroQuest Energy, Inc.
  for the years ended December 31, 1998, 1997, and 1996 ..................     F-5

Consolidated Statements of Stockholders' Equity of PetroQuest Energy, Inc.
  for the years ended December 31, 1998, 1997, and 1996 ..................     F-6

Consolidated Statements of Cash Flows of PetroQuest Energy, Inc.
  for the years ended December 31, 1998, 1997, 1996 ......................     F-7

Notes to Consolidated Financial Statements ...............................     F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
PetroQuest Energy, Inc.:


We have audited the accompanying consolidated balance sheet of PetroQuest Energy, Inc. (a Delaware corporation, formerly Optima Petroleum Corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroQuest Energy, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                         ARTHUR ANDERSEN LLP


New Orleans, Louisiana
March 12, 1999

AUDITORS' REPORT TO THE SHAREHOLDERS



We have audited the consolidated balance sheets of Optima Petroleum Corporation as at December 31, 1997 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes accessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and the results of its operations and their cash flows for the years ended December 31, 1997 and 1996 in accordance with generally accepted accounting principles.





KPMG LLP
Chartered Accountants

Vancouver, Canada
March 13, 1998 (except for Note 1, for which the date is March 12, 1999)

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                     December 31,   December 31,
                  ASSETS                                 1998           1997
                  ------                              -------        -------
Current Assets:
      Cash                                            $ 1,081        $ 4,455
      Accounts Receivable                               1,016          1,643
      Other Current Assets                                177             --
                                                      -------        -------
         Total Current Assets                           2,274          6,098
                                                      -------        -------

Oil and Gas Properties
      Oil and Gas Properties, Full Cost Method         42,755         25,722
      Unevaluated Oil and Gas Properties                5,747          2,189
      Accumulated Depreciation,
        Depletion and Amortization                    (31,079)       (15,049)
                                                      -------        -------
         Oil and Gas Properties, Net                   17,423         12,862

Plugging and Abandonment Escrow                           221            492

Other Assets                                              148            711
                                                      -------        -------
                                                      $20,066        $20,163
                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts Payable and Accrued Liabilities        $ 2,330        $   607
      Current portion of Long-term Debt                 2,400             --
                                                      -------        -------

         Total Current Liabilities                      4,730            607
                                                      -------        -------

Commitments and Contingencies (Note 11)                    --             --

Long-term Debt                                          1,300            100

Other Liabilities                                         700            716

Stockholders' Equity
      Common Stock                                         19         32,450
      Paid-in capital                                  43,795            528
      Accumulated Deficit                             (30,478)       (14,238)
                                                      -------        -------
         Total Stockholders' Equity                    13,336         18,740
                                                      -------        -------

                                                      $20,066        $20,163
                                                      =======        =======


        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                (amounts in thousands, except per share amounts)

                                                                Twelve Months Ended
                                                                    December 31,
                                                       1998             1997             1996
                                                     --------         --------         --------
Revenues:
     Oil and Gas Sales                               $  3,263         $  3,964         $  7,963
     Interest Income                                      114              181               19
                                                     --------         --------         --------
                                                        3,377            4,145            7,982
                                                     --------         --------         --------

Expenses:
     Lease Operating Expenses                           1,349              735            1,209
     Production Taxes                                     219              303              647
     Depreciation, Depletion and Amortization           2,801            3,133            4,202
     Full Cost Ceiling Write-Down                      13,431            1,820               --
     General and Administrative Expenses                1,779            1,222            1,220
     Provision for Revenue Dispute                         --              740               --
     Interest Expense                                     116              136              502
     Foreign Exchange Gain                                (99)            (187)              (2)
     Gain on Sale of Canadian Properties                   --             (952)              --
     Other Income                                         (52)              --               --
                                                     --------         --------         --------

Net Income (Loss) Before Income Taxes                 (16,167)          (2,805)             204

     Income Tax Expense - Current                          73              109               35

Net Income (Loss)                                    ($16,240)        ($ 2,914)        $    169
                                                     ========         ========         ========

Earnings (Loss) Per Common Share
     Basic                                           ($  1.20)        ($  0.26)        $   0.01
                                                     ========         ========         ========

     Diluted                                         ($  1.20)        ($  0.26)        $   0.01
                                                     ========         ========         ========

Average shares outstanding                             13,528           11,160           10,946
                                                     ========         ========         ========

Average shares outstanding assuming dilution           13,528           11,160           11,114
                                                     ========         ========         ========


        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                 Consolidated Statements of Stockholders' Equity
                             (amounts in thousands)

                                                                                                        Total
                                                     Common          Paid-In          Retained       Stockholders'
                                                      Stock          Capital           Deficit          Equity
                                                    --------         --------         --------         --------
December 31, 1995                                   $ 31,325         $    528         ($11,493)        $ 20,360

Exercises of options and warrants                      1,827                2               --            1,829
Issued to directors and consultants                       29               --               --               29
Sale of common stock                                       3               --               --                3
Net Income                                                --               --              169              169
Treasury Stock Repurchases                               (75)              (1)              --              (76)
                                                    --------         --------         --------         --------

December 31, 1996                                   $ 33,109         $    529         ($11,324)        $ 22,314

Issued to directors and consultants                       17               --               --               17
Net Loss                                                  --               --           (2,914)          (2,914)
Treasury stock repurchases                              (676)              (1)              --             (677)
                                                    --------         --------         --------         --------
December 31, 1997                                   $ 32,450         $    528         ($14,238)        $ 18,740

Conversion of Common Shares (Note 3):

     Optima no par Shares Surrendered                (32,450)            (528)              --          (32,978)

     PetroQuest Energy, Inc. $.001 par value
     Shares Issued                                        11           32,967               --           32,978

American Merger Issuance of Shares (Note 3)                8           10,828               --           10,836

Net Loss                                                  --               --          (16,240)         (16,240)
                                                    --------         --------         --------         --------

December 31, 1998                                   $     19         $ 43,795         ($30,478)        $ 13,336
                                                    ========         ========         ========         ========


        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                                               Twelve Months Ended
                                                                                   December 31,
                                                                   ------------------------------------------
                                                                     1998             1997             1996
                                                                   --------         --------         --------
Cash flows from operating activities:
  Net income (loss)                                                ($16,240)        ($ 2,914)        $    169
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion and amortization and full
              cost ceiling write-down                                16,232            4,953            4,202
          Gain on sale of Canadian oil and gas properties                --             (952)              --

Changes in working capital accounts:
          Accounts receivable                                         1,174              159              611
          Other current assets                                           (6)              --             (365)
          Accounts payable and accrued liabilities                     (229)          (1,288)            (386)
          Provision for revenue dispute                                  --              740               --
          Plugging and abandonment escrow                              (284)            (132)            (483)
          Net working capital of Canadian oil and gas
             properties sold                                             --             (318)              --
          Other                                                         231               71               --
                                                                   --------         --------         --------

Net provided by operating activities                                    878              319            3,748
                                                                   --------         --------         --------

Cash flows from investing activities:
  Investment in oil and gas properties                               (3,612)          (3,746)          (5,804)
  Sale of Canadian properties                                            --           11,865              859
  Debentures receivable                                                  --               --              360
  Cash cost of American merger transaction,
      net of cash received (Note 3)                                  (1,800)              --               --
                                                                   --------         --------         --------

Net cash provided by (used in) investing activities                  (5,412)           8,119           (4,585)
                                                                   --------         --------         --------

Cash flows from financing activities:
  Proceeds from borrowings                                            1,600               --              211
  Repayment of debt                                                    (440)          (4,845)            (605)
  Repurchase of common stock                                             --             (645)           1,989
                                                                   --------         --------         --------

Net cash provided by financing activities                             1,160           (5,490)           1,595
                                                                   --------         --------         --------

Net increase (decrease) in cash                                      (3,374)           2,948              758

Cash balance beginning of period                                      4,455            1,507              749
                                                                   --------         --------         --------

Cash balance end of period                                         $  1,081         $  4,455         $  1,507
                                                                   --------         --------         --------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                      $     83         $    109         $    503
                                                                   --------         --------         --------

     Income taxes                                                  $    120         $    136         $     35
                                                                   ========         ========         ========

        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION  -

      PetroQuest Energy, Inc. ("PetroQuest" or the "Company") is an independent oil and gas company headquartered in Lafayette, Louisiana with an exploration office in Houston, Texas. It is engaged in the exploration, development, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region. PetroQuest and its predecessors have been active in this area since 1986. The financial statements reflect the results of the Company and its predecessor entity, Optima Petroleum Corporation ("Optima"), for all periods presented.

      The financial statements of Optima for the years ended December 31, 1997 and 1996 and previously issued to shareholders were prepared in Canadian dollars and in accordance with Canadian generally accepted accounting principles with a reconciliation to United States generally accepted accounting principles included in the notes to the financial statements. In conjunction with the relocation of the Company to the United States, the Company changed its reporting currency to the U.S. dollar and changed its generally accepted accounting principles from Canada to the United States. Consequently, the comparative financial statements presented for the years ended December 31, 1997 and 1996 have been prepared in the U.S. dollars and in accordance with United States generally accepted accounting principles.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

Principals of Consolidation

      The Consolidated Financial Statements include the accounts of the Company and its subsidiary, PetroQuest Energy, Inc., a Louisiana corporation (PetroQuest
(LA)). Additionally, PetroQuest (LA) owns 100% of the membership interests of PetroQuest Energy One, L.L.C. All intercompany accounts and transactions have been eliminated.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Oil and Gas Properties

      The Company utilizes the full-cost method of accounting, which involves capitalizing all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including the costs of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. The Company also capitalizes the portion of general and administrative costs which can be directly identified with acquisition, exploration or development of oil and gas properties. Costs associated with unevaluated properties are excluded from amortization. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties, the properties are sold, or management determines these costs to have been impaired. Cost of properties, including future development, site restoration, dismantlement and abandonment costs, which have proved reserves and those which have been determined to be worthless, are depleted on the units of production method based on proved reserves. Additionally, the capitalized costs of oil and gas properties cannot exceed the present value of the estimated net cash flow from its proved reserves, together with the lower of cost or estimated fair value of its undeveloped properties (the full cost ceiling). Transactions involving sales of reserves in place, unless extraordinarily large portions of reserves are involved, are recorded as adjustments to accumulated depreciation, depletion and amortization.

      Upon the acquisition or discovery of oil and gas properties, management estimates the future net costs to be incurred to dismantle, abandon and restore the property using geological, engineering and regulatory data available. Such cost estimates are periodically updated for changes in conditions and requirements. Such estimated amounts are considered as part of the full cost pool for purposes of amortization upon acquisition or discovery. Such costs are capitalized as oil and gas properties as the actual restoration, dismantlement and abandonment activities take place.

Other Assets

      Other Assets consist primarily of loan costs which are amortized over the life of the related loan.

Cash and Cash Equivalents

      The Company considers all highly liquid investments in overnight securities made through its commercial bank accounts, which result in available funds the next business day, to be cash and cash equivalents. The Company holds a minimal amount of cash denominated in Canadian dollars for settlement of Canadian obligations incurred prior to the Merger (Note 3). The impact of exchange rate changes on these amounts is insignificant and is included in results of operations for all periods shown.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109. Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures are capitalized and depreciated, depleted and amortized on the future gross revenue method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, the Company may use certain provisions of the Internal Revenue Code which allow capitalization of intangible drilling costs where management deems appropriate. Other financial and income tax reporting differences occur as a result of statutory depletion.

Natural Gas Imbalances

      The Company follows an entitlement method of accounting for its proportionate share of gas production on a well by well basis, recording a receivable to the extent that a well is in an "undertake" position and conversely recording a liability to the extent that a well is in an "overtake" position.

      At December 31, 1998, the Company had a net overtake position representing 8,341 Mcfs. There were no gas imbalances at December 31, 1997.

Certain Concentrations

      During 1998 and 1997, 51% and 100% respectively, of the Company's oil and gas production was sold to three customers. Based on the current demand for oil and gas, the Company does not believe the loss of any of these customers would have a significant financially disruptive effect on its business or financial condition.

Foreign Currency Accounting

      The Company's functional currency is the U.S. dollar. During 1998 and 1997, substantially all of the Company's operations were domestic and recorded in the Company's primary accounting records in U.S. dollars. The operations of Canadian oil and gas properties prior to 1997 were translated into U.S. dollars at the exchange rates in effect at the time of the related transactions. The translation of Canadian dollar denominated monetary assets and liabilities as of December 31, 1998 and 1997, are adjusted to reflect the exchange rates at the balance sheet date. Exchange gains and losses arising from the translation of Canadian dollar denominated assets and liabilities are included in the results of operations for each period shown. The net Canadian dollar denominated monetary assets included in the balance sheet at December 31, 1998, are insignificant. Prior to the Merger (Note 3), Optima's reporting and functional currency was the Canadian dollar.

Fair Value of Financial Instruments

      The fair value of accounts receivable and accounts payable approximate book value at December 31, 1998 and 1997 due to the short-term nature of these accounts. The fair value of the note payable approximates book value due to the variable rate of interest charged.

New Accounting Standards

      In June 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS Nos. 130 and 131 are effective for 1998. The Company adopted these standards in 1998 with no effect on the Company's financial statements, financial position or results of operations.

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

Earnings per Common Share Amounts

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), Earnings per Share, which generally simplified the manner in which earnings per share are determined. The Company adopted SFAS 128 effective December 15, 1997. All per share amounts for each period presented were restated to reflect SFAS 128.

      Basic earnings or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings or loss per common share for 1996 was determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method. The number of shares excluded from calculation for 1996 because the exercise price exceeded the average stock price for the period was insignificant. In 1998 and 1997, all options were excluded from the computation of diluted loss per share because they were antidilutive. The contingent stock rights assigned in connection with the Merger are excluded from the calculation of diluted earnings per share.

NOTE 3 - MERGER OF OPTIMA ENERGY (U.S.) CORPORATION -

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

      Under the terms of the transaction, American merged with the Company in exchange for 7,335,001 shares of the Company's common stock, issued primarily to the three former members of American, representing about 40% of the post acquisition shares outstanding. Additionally, the Company issued to the members of American and certain current officers of the Company 1,667,001 contingent stock rights exchangeable for common shares should the market share price of the Company's common stock exceed $5 per share for 20 consecutive trading days during the three year term of the rights. The rights terminate on September 1, 2001. Should these rights become exchangeable, the Company would be required to issue 1,667,001 shares, representing 8.30% of undiluted shares outstanding (after conversion of the rights) at December 31, 1998, for no net proceeds.

      The transaction was treated as a purchase for accounting purposes. No value was assigned to the contingent stock rights. The purchase price of approximately $10.6 million was allocated to the assets and liabilities based on estimated fair value. Net assets acquired in the transaction were as follows:

                  Oil and gas properties        $ 16,178
                  Working Capital                 (1,890)
                  Due to Optima                   (2,150)
                  Note Payable                    (2,440)
                  Escrow funds and other             903
                                                --------
                                                $ 10,601
                                                ========

      The purchase price in excess of the net book value of the net assets acquired of $7.9 million was allocated to the Company's oil and gas properties.

      The operating results of American have been consolidated in the Company's statement of operations since September 1, 1998. The following summarized unaudited proforma income statement data reflects the impact the transaction would have had on the Company's results of operations for the years ended December 31, 1998 and 1997 had the transaction occurred January 1, 1997. These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the amounts which actually would have resulted had the transaction occurred on January 1, 1997, or which may result in the future.

                                      Proforma Results for the
                                      Years Ended December 31,
                                      ------------------------
                                      1998                1997
                                      ----                ----
Revenues                          $     7,469         $    10,872
                                  ===========         ===========

Net Loss                          ($    8,357)        ($    2,554)
                                  ===========         ===========

Earnings per common share:
   Basic                          ($     0.45)        ($     0.13)
                                  ===========         ===========
   Diluted                        ($     0.45)        ($     0.13)
                                  ===========         ===========

      Subsequent to the Merger, Optima Energy (U.S.) Corporation changed its name to PetroQuest Energy, Inc. (a Louisiana corporation) and American Explorer, L.L.C. changed its name to PetroQuest Energy One, L.L.C.

NOTE 4 - LIQUIDITY -

      The Company's liquidity has been adversely affected by declines in prices received for sales of oil and gas production. In order to fund its cash requirements for operations and debt service, the Company plans to raise private capital and to fund a substantial portion of its anticipated capital expenditures through drilling ventures with industry partners; however, there is no assurance that such plans will meet with success.

      If the Company is unable to obtain additional financing, it could be forced to delay or even abandon some of its exploration and development opportunities. Furthermore, the Company may be required to sell some of its producing properties in order to provide needed liquidity.

      The Company obtained a non-recourse bank loan in 1999 to fund completion of its High Island Block 494 property. Substantially all of the initial cash flows from production at this property will be dedicated to payment of the bank loan obtained to fund its completion.

NOTE 5 - LONG-TERM DEBT -

      In connection with the Merger described in Note 3, the Company and its lender amended American's reducing revolving line of credit to provide for borrowings of up to $25 million, subject to a cap calculated on the Company's borrowing base, as defined. At December 31, 1998, the borrowing base was $3.7 million and was fully funded. Each month the borrowing base is reduced by $200,000. The borrowing base amount and the amount by which it will be reduced, is established by the lender and is based on their evaluation of the Company's oil and gas properties. The borrowing base is redetermined semi-annually on February 1 and August 1 of each year. The result of the February 1, 1999 borrowing base review has not yet been determined. Interest under the loan is payable monthly at prime plus -1/2% (9 -1/4% at December 31, 1998). It is secured by substantially all of the Company's oil and gas properties. A commitment fee of .5% per annum on the unused available borrowing base is payable quarterly. The line of credit agreement contains various covenants including restrictions on additional indebtedness and dividends as well as maintenance of certain financial ratios. The Company was not in compliance with one of these covenant tests for the quarter ended December 31, 1998. The Company has obtained an appropriate waiver of this violation from the bank.

      Maturity of the credit facility over the next five years and thereafter is as follows (in thousands):

                        1999              $2,400
                        2000               1,300
                        2001                  --
                        2002                  --
                  2003 and thereafter         --
                                          -------
                                          $3,700
                                          ======


NOTE 6 - RELATED PARTY TRANSACTIONS -

      In conjunction with the Merger discussed at Note 3, the employees and consultants of Optima were terminated. American had no employees. It was managed and its properties (and certain of Optima's properties) were operated by American Explorer, Inc. (AEI), a corporation owned by two officers of the Company and former members of American. From September 1, 1998 through December 31, 1998, the Company's properties were operated by AEI and certain management functions were performed by AEI. The officers of AEI are also the officers of the Company. AEI charges the Company a management and overhead reimbursement fee to cover its costs of services for the Company ($600,000 for the four months ended December, 1998). Of this amount $365,000 was capitalized as part of the acquisition, exploration and development effort (See Note 2). The remainder is included in general and administrative expense. Accounts payable at December 31, 1998 includes $1,052,905 owed AEI. Accounts receivable at December 31, 1998 includes $798,800 due from AEI representing primarily accrued production revenue. After the transition period, which was September 1, 1998 through December 31, 1998, the Company will assume the operating and management functions of AEI, whose employees will become employees of the Company.

      Three of the officers of the Company contributed their interests in a lease at the Turtle Bayou Field to the Company in return for a 30% interest after payout of 100% of the related well cost. The Company promoted this interest to industry partners thereby reducing its cost in the well. A producing well was drilled and completed on the lease. No cost was recorded for the contribution of this lease in the accompanying financial statements because it was treated as an ordinary farmout agreement.

      Certain officers and directors and their affiliates are working interest owners in properties operated by the Company and are billed for and pay their proportionate share of drilling and operating costs in the normal course of business.

      During 1998 and 1997, the Company was charged consulting expenses of $124,500 and $301,700 respectively by companies owned by former directors. Office expense includes $51,500 and $85,000 for 1998 and 1997 respectively paid to a company owned by a former director.


NOTE 7 - SEGMENT INFORMATION -

      Effective January 1, 1997, the Company sold substantially all of its Canadian oil and gas interests for cash proceeds of approximately $12.3 million; thus, material United States and Canada segment revenues and operating expenses are included only in the 1996 results of operations as follows:

                                     Canada     United States     Total
                                     ------     -------------     -----
Oil and Gas Sales                    $2,016        $5,947        $7,963
Production Taxes                        148           499           647
Lease Operating Expenses                538           669         1,207
                                     ------        ------        ------
Operating Income                      1,330         4,779         6,109
Depreciation and Depletion            1,070         3,132         4,202
                                     ------        ------        ------
Unallocated costs:                      260         1,647         1,907

   General and Administrative                                     1,220
   Interest Expense, net                                            483
   Income Tax Expense                                                35
                                                                 ------
Net Income                                                       $  169
                                                                 ======

NOTE 8 - COMMON STOCK -

      Prior to the September 1, 1998, Merger of Optima Energy (U.S.) Corporation, the Company had authorized 100,000,000 no par common shares. There were 11,002,346 common shares issued and outstanding at December 31, 1997. In connection with the Merger, all no par common shares of the Company were surrendered, and replaced by newly authorized and issued shares of $.001 par value common shares of the Company. There were 75,000,000 shares authorized and 18,537,347 shares issued and outstanding at December 31, 1998.

NOTE 9 - INVESTMENT IN OIL AND GAS PROPERTIES

      The following table discloses certain financial data relative to the Company's evaluated oil and gas producing activities, which are located onshore and offshore the continental United States: (amounts in thousands)

                                                                            Year Ended December 31,
                                                                  -----------------------------------------
                                                                    1998            1997             1996
                                                                  --------        --------         --------
Costs incurred during year:
   Capitalized
     Purchases of producing properties                            $ 12,302
     Exploration costs                                                 104
     Development costs                                               2,832
     Plugging and abandonment costs                                  1,357
     Capitalized G & A Cost                                            438
                                                                  --------        --------         --------
                                                                  $ 17,033        $  2,739         $  5,804
                                                                  ========        ========         ========

Oil and gas properties
   Balance, beginning of period                                   $ 25,722        $ 34,692         $ 29,747
   Additions                                                        17,033           2,739            5,804
   Sales                                                                --         (11,709)            (859)
                                                                  --------        --------         --------
   Balance, end of year                                           $ 42,755        $ 25,722         $ 34,692
                                                                  --------        --------         --------

Accumulated depreciation, depletion and
  amortization
   Balance beginning of period                                    $ 15,049        $ 12,166         $  7,964
   Provision for depreciation, depletion and
     amortization                                                    2,599           3,133            4,202
   Provision for ceiling write-down                                 13,431           1,820               --
   Sales                                                                --          (2,070)              --
                                                                  --------        --------         --------
   Balance, end of year                                             31,079          15,049           12,166
                                                                  --------        --------         --------

Net capitalized costs                                             $ 11,676        $ 10,673         $ 22,526
                                                                  ========        ========         ========

DD&A per Mcfe (including provision for ceiling write-down)        $  10.33        $   2.68         $   0.99

      At December 31, 1998 and 1997, unevaluated oil and gas properties with capitalized costs of $5,747,000 and $2,189,000, respectively, were not subject to depletion. Management expects that these properties will be evaluated over the next one to three years.

      The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" (the pool) as incurred, and properties in the pool are depleted and charged to operations using the units of production method based on the ratio of current production to total proved future production. Additionally, the cost in excess of the net book value of assets and liabilities acquired in the Merger with American of $7.9 million, discussed above, is recorded in the pool at December 31, 1998, and is subject to depletion or write-down. To the extent that costs capitalized in the pool (net of accumulated depreciation, depletion and amortization) exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company was required to write-down its asset base in 1998 due primarily to the cost in excess of net book value recorded in the Merger with American and significant declines in oil prices during 1998.

NOTE 10 - INCOME TAXES:

      The Company follows the provisions of SFAS No. 109, "Accounting For Income Taxes," which provides for recognition of a deferred tax asset for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a "valuation allowance." An analysis of the Company's deferred taxes follows:

                                                          December 31,
                                                    -----------------------
                                                      1998            1997
                                                    -------         -------
      Net operating loss carryforwards              $ 4,094         $ 3,590
      Statutory depletion carryforward                  195              --
      Alternative minimum tax credit                      4              --
      Temporary differences:
         Oil and gas properties -- full cost         (1,563)            (30)
                                                    -------         -------
                                                      2,730           3,560
      Valuation allowance                            (2,730)         (3,560)
                                                    -------         -------
                                                         --              --
                                                    =======         =======

      For tax reporting purposes, the Company had operating loss carryforwards of $11,106 at December 31, 1998. If not utilized, such carryforwards would begin expiring in 2001 and would completely expire by the year 2007. The Company had available for tax reporting purposes $533 in statutory depletion deductions that may be carried forward indefinitely. A valuation allowance is provided for that portion of the tax asset for which it is deemed more likely than not that it will not be realized. Due to the Company's recent losses, management has provided a valuation allowance for the entire deferred tax asset.

      The Company's effective tax rate differs from the statutory rate each year because the Company was not able to recognize the tax benefit related to losses under the SFAS No. 109 criteria. The Company's statutory rates used in calculating tax attributes for 1998, 1997 and 1996 were 37%, 40% and 40%, respectively. The change in the statutory rate for 1998 is due to the conversion of the Company to a domestic tax paying entity (Note 3). Current income tax expense relates to certain Canadian and domestic liabilities for which offsets related to the Company's tax preference items is not available.

NOTE 11 - COMMITMENTS AND CONTINGENCIES -

S.W. HOLMWOOD

      An appeal is currently pending before the United States Court of Appeals for the Fifth Circuit from the decision of the United States District Court for the Western District of Louisiana (Lake Charles Division) in the matter Amoco Production Company v. The Meridian Resource & Exploration Company, No. 98-30724, United States Court of Appeal for the Fifth Circuit which involves the Company's Southwest Holmwood Prospect, Cameron Parish, Louisiana. The Company holds a beneficial four percent (4%) working interest in the prospect by virtue of a participation agreement with the defendant. Proceeding in the trial court (instituted on July 11, 1996), resulted in judgment against the defendant dissolving the oil and gas lease and the associated joint exploration agreement. The trial judge further terminated the defendant's interest in two wells effective July 26, 1996 and awarded post-termination production revenues to the plaintiff. The claims of the plaintiff and the litigation are being actively and aggressively defended by the defendant in the United States Court of Appeal. Since the outcome of the litigation is indeterminable, the Company has recorded 100% of the cumulative net operating income to date aggregating to $700,000 in other liabilities in its consolidated financial statements.

WILDHAY

      The Company is party to court proceedings in the Court of Queen's Bench of the Province of Alberta commenced by a drilling contractor (on May 13, 1996), Artisan Corporation, relative to the drilling of a well on behalf of the Company and a joint venture partner. The Company has defended the proceedings and filed a counter claim for breach of contract against Artisan Corporation and claims of negligence against Artisan Corporation and Tuboscope Vetco Canada Inc. for an amount which exceeds the claim of the drilling contractor. The Company's claim includes thrown away costs and expenses for loss of the well and damages. The well costs were included in Oil and Gas Properties at December 31, 1998.

ABANDONMENT

      The Company maintains abandonment escrows that have been established for future abandonment obligations of certain oil and gas properties of the Company. The management of the Company believes the escrows will be sufficient to offset those future abandonment liabilities; however, the Company is responsible for any abandonment expenses in excess of the escrow balances. As of December 31, 1998, total estimated site restoration, dismantlement and abandonment costs were approximately $4,195,000, net of expected salvage value.

NOTE 12 - EMPLOYEE BENEFIT PLANS -

      Prior to the Merger, under the Company's stock option plan (the 1996
Plan), 750,000 common shares were reserved for issuance and outstanding options exercisable into 730,000 common shares of the Company under the 1996 Plan as well as outstanding options under the Company's previous plan (the 1995 Plan) exercisable into 52,500 common shares of Optima. After the Merger, these options (the Amended Options) under the 1995 and 1996 Plans became subject to the new stock option plan described below. The new exercise price of the Amended Options is the higher of the weighted average trading price of the common shares of Optima for the 5 business days immediately prior to the amendment and the closing price of the common shares of the closing price of the common shares of Optima on the business day immediately prior to the amendment. The Amended Options expire three years from the amendment but in no event greater than 10 years from the date of the original grant. All other options outstanding under the 1995 and 1996 Plans were cancelled.. The amendment and cancellation of the options occurred on the closing date of the Merger.

      In March, 1998, Management of the Company, in conjunction with the proposed Merger, adopted a new stock option plan (the "New Plan") which was effective upon the closing of the Merger in order to attract new management and retain key employees. Key employees, including officers (whether or not they are directors), and consultants of the Company and outside directors are eligible to participate in the New Plan. Under TSE policies, a new plan was required to be adopted in order to grant options in excess of those reserved under the 1996 and 1995 plans. The Company's stock option plans reserved 1,950,000 common shares for issuance. Prior to the Merger, 787,000 common shares had been issued pursuant to the exercise of options granted under the 1995 and 1996 Plans and options exercisable into 782,500 shares were outstanding, leaving 380,500 options available for issuance. Under the New Plan, 1,800,000 common shares had been allotted and reserved for future issuance.

      On the closing of the Merger, options to purchase a total of 1,012,300 shares of Common Stock were outstanding. Of these options, 500,000 vested immediately on grant, and 512,300 vest one third on each of December 31, 1998, 1999 and 2000. Options exercisable into 787,700 shares are available for future grants.

      Generally, options must be exercised within 10 years of the grant date and may be granted only to employees, directors and consultants. The exercise price of each option may not be less than 100% of the fair market value of a share of Common Stock on the date of grant.

      Upon a Change in Control of the Company, all outstanding options become immediate exercisable.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective with respect to the Company in 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current Accounting Principles Board Opinion No. 25 ("APB 25") method whereby no compensation cost is recognized upon grant if certain requirements are met. The Company is continuing to account for its stock-based compensation under APB 25. However, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 are presented below.

      If the compensation cost for the Company's 1998, 1997 and 1996 grants for stock-based compensation plans had been determined consistent with SFAS No. 123, the Company's 1998, 1997 and 1996 net income and basic and diluted earnings per common share would have approximated the pro forma amounts below (in thousands, except per share amounts):

                                                                              Year Ended December 31,
                                          -----------------------------------------------------------------------------------------
                                                      1998                             1997                           1996
                                          ---------------------------       --------------------------      -----------------------
                                               As              Pro              As              Pro             As           Pro
                                            Reported          Forma          Reported          Forma         Reported       Forma
                                          ----------       ----------       ----------      ----------      ----------   ----------
   Net income (loss)                      ($  16,240)      ($  17,182)      ($   2,914)     ($   3,467)     $      169   ($     384)

   Earnings (loss) per common share:
      Basic                               ($    1.20)      ($    1.27)      ($    0.26)     ($    0.31)     $     0.01   ($    0.04)
      Diluted                             ($    1.20)      ($    1.27)      ($    0.26)     ($    0.31)     $     0.01   ($    0.04)

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to grants prior to 1995, and additional awards in the future are anticipated. The contingent stock rights assigned in connection with the Merger are excluded from the calculation of pro forma net loss and loss per share.

      A summary of the Company's stock options as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below.

                                                                          Year Ended December 31,
                                            ----------------------------------------------------------------------------------
                                                      1998                         1997                         1996
                                            -------------------------    ------------------------    -------------------------

                                                             Wgtd.                        Wgtd.                       Wgtd.
                                               Number        Avg.          Number         Avg.          Number        Avg.
                                                 of          Exer.           of           Exer.           of          Exer.
                                               Options       Price         Options        Price         Options       Price
                                               -------       -----         -------        -----         -------       -----
     Outstanding at beginning of year        1,163,000       $2.73        1,163,000       $2.87         942,500       $2.59
     Granted                                 1,012,300        0.84               --          --         750,000        3.03
     Expired/cancelled                       (1,163,00)       2.73               --          --         (15,000)       3.85
     Exercised                                      --          --               --          --        (514,500)       2.60
                                            -----------                  ----------                  ---------

     Outstanding at end of year              1,012,300        0.84        1,163,000        2.73       1,163,000        2.87
     Options exerciseable at year-end          694,100        0.84        1,163,000        2.73       1,163,000        2.87
     Options available for future grant        787,700                           --                          --
     Weighted average fair value of
       options granted during the year      $     0.58                           --                  $     2.21

      The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) divided yield of 0% (b) expected volatility of 55.6%, (c) risk-free interest rate of 5.30% and 6.50% in 1998 and 1996, respectively, and (d) expected life of 10 years for 1998 grants and 3 years for 1996 grants.

      The following table summarizes information regarding stock options outstanding at December 31, 1998:

                                   Options Outstanding                                   Options Exercisable
                     ----------------------------------------------              ------------------------------------
   Range of            Options         Wgtd. Avg.        Wgtd. Avg.                Options               Wgtd. Avg.
   Exercise          Outstanding        Remaining         Exercise               Exercisable              Exercise
    Prices           at 12/31/98    Contractual Life        Price                at 12/31/98                Price
    ------           -----------    ----------------        -----                -----------                -----
    $0.84            1,012,300         6.5 Years            $0.84                  694,100                   $0.84

NOTE 13 - OIL AND GAS RESERVE INFORMATION - UNAUDITED

      A majority of the Company's net proved oil and gas reserves at December 31, 1998 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.

      There are numerous uncertainties inherent in estimating quantities of proved reserves and in providing the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. In addition, the present values should not be construed as the current market value of the Company's oil and gas properties or the cost that would be incurred to obtain equivalent reserves.

      The following table sets forth an analysis of the Company's estimated quantities of net proved and proved developed oil (including condensate) and gas, all located onshore and offshore the continental United States:

                                                        Oil          Natural
                                                         in             Gas
                                                        MBbls         in MMcf
                                                        -----         -------
Proved reserves as of December 31, 1995                  748          32,954
   Revisions of previous estimates                       (77)        (12,538)
   Extensions, discoveries and other additions           745           4,088
   Purchase of producing properties                      200           1,178
   Sale of reserves                                      (12)         (1,976)
   Production                                           (154)         (3,309)
                                                      ------         -------
Proved reserves as of December 31, 1996                1,450          20,397
   Revisions of previous estimates                      (345)         (2,065)
   Extensions, discoveries and other additions            --             371
   Purchase of producing properties                       --              --
   Sale of reserves                                     (311)        (15,254)
   Production                                           (140)         (1,002)
                                                      ------         -------
Proved reserves as of December 31, 1997                  654           2,447
   Revisions of previous estimates                      (134)           (602)
   Extensions, discoveries and other additions             5             874
   Purchase of producing properties                       63           8,891
   Production                                            (84)         (1,049)
                                                      ------         -------
Proved reserves as of December 31, 1998                  504          10,561
                                                      ======         =======

Proved developed reserves:

   as of December 31, 1996                               996          19,258
                                                      ======         =======

   as of December 31, 1997                               554           2,333
                                                      ======         =======

   as of December 31, 1998                               275           7,722
                                                      ======         =======

      The following tables present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the FASB. The oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at each year end and has been escalated only where known and determinable price changes are provided by contracts and law. Future production and development costs are based on current costs with no escalations. No future income taxes were included in the computation of standardized measure in 1998 and 1997 because the Company's tax basis in oil and gas properties, along with its other tax preference attributes, net, exceeded pretax estimated discounted future net cash flows. Estimated future cash flows have been discounted to their present values based on a 10% annual discount rate.

                                                           Standardized Measure
                                                               December 31,
                                               ------------------------------------------
                                                 1998             1997             1996
                                               --------         --------         --------
Future cash flows                              $ 28,958         $ 16,235         $ 58,855
Future production and development costs         (14,208)          (3,389)         (12,827)
Future income taxes                                  --               --           (1,079)
                                               --------         --------         --------

Future net cash flows                          $ 14,750         $ 12,846         $ 44,949

10% annual discount                              (3,074)          (3,789)         (14,644)
                                               --------         --------         --------

Standardized measure of discounted
  future net cash flows                        $ 11,676         $  9,057         $ 30,305
                                               ========         ========         ========

                                                                    Changes in Standardized Measure
                                                                        Year Ended  December 31,
                                                              ------------------------------------------
                                                                1998             1997             1996
                                                              --------         --------         --------
Standardized measure at beginning of year                     $  9,057         $ 30,305         $ 21,607
Sales and transfers of oil and gas produced,
  net of production costs                                       (1,752)          (2,926)          (6,107)
Changes in price, net of future production
  costs                                                         (3,350)          (5,050)          16,147
Extensions and discoveries, net of future
  production and development costs                                 850              480           13,404
Changes in estimated future development costs,
  net of development costs incurred during this period             237              199           (1,826)
Revisions of quantity estimates                                 (1,592)          (4,401)         (16,821)
Accretion of discount                                              906            3,107            2,161
Net change in income taxes                                          --            1,068           (1,085)
Purchase of reserves in place                                    7,566               --            2,346
Sale of reserves in place                                           --          (10,007)          (1,198)
Changes in production rates (timing) and other                    (246)          (3,718)           1,677
                                                              --------         --------         --------

Standardized measure at end of year                           $ 11,676         $  9,057         $ 30,305
                                                              ========         ========         ========

  3.  EXHIBITS:

      2.1 Plan and Agreement of Merger by and among Optima Petroleum Corporation, Optima Energy (U.S. Corporation its wholly-owned subsidiary and Goodson Exploration Company, NAB Financial L.L.C., Dexco Energy, inc., American Explorer, L.L.C. (incorporated herein by reference to Appendix G of the Proxy Statement on Schedule 14A filed July 22, 1998).

      3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to Form 8-K dated September 16, 1998).

      3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 4.2 to Form 8-K dated September 16, 1998).

      3.3 Certificate of Domestication of Optima Petroleum Corporation (incorporated herein by reference to Exhibit 4.4 to Form 8-K dated September 16, 1998).

      4.1 Registration Rights Agreement dated as of September 1, 1998 among Optima Petroleum Corporation, Charles T. Goodson, Alfred
                  J. Thomas, II, Ralph J. Daigle, Janell B. Thomas, Alfred J. Thomas, III, Blaine A. Thomas, and Natalie A. Thomas (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated September 16, 1998).

      4.2         Form  of   Certificate   of   Contingent   Stock  Issue  Right
                  (incorporated herein by reference to Exhibit 4.3 to Form 8-K dated September 16, 1998).

      10.1        1998 Stock  Option Plan  (incorporated  herein by reference to
                  Exhibit 10.2 to Form 8-K dated September 16, 1998).

      10.2 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II (incorporated herein by reference to Exhibit 10.3 to Form 8-K dated September 16, 1998).

      10.3 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated September 16, 1998).

      10.4 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to Exhibit 10.4 to Form 8-K dated September 16, 1998).

      10.5 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Robert R. Brooksher (incorporated herein by reference to Exhibit 10.5 to Form 8-K dated September 16, 1998).

      10.6 Credit Agreement dated September 24, 1998, among PetroQuest Energy, Inc. (a Louisiana corporation), PetroQuest Energy One, L.L.C. (a Louisiana limited liability company), PetroQuest Energy, Inc. (a Delaware corporation) and Compass Bank)

      10.7        Termination   Agreement  dated  December  16,  1998,   between
                  PetroQuest Energy, Inc. and Charles T. Goodson

      10.8        Termination   Agreement  dated  December  16,  1998,   between
                  PetroQuest Energy, Inc. and Alfred J. Thomas, II

      10.9        Termination   Agreement  dated  December  16,  1998,   between
                  PetroQuest Energy, Inc. and Ralph J. Daigle

      10.10       Termination   Agreement  dated  December  16,  1998,   between
                  PetroQuest Energy, Inc. and Robert R. Brooksher

      10.11 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson

      10.12 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II

      10.13 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle

      10.14 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Robert R. Brooksher

      10.15 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Daniel G. Fournerat

      10.16 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and William C. Leuschner

      10.17 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Robert L. Hodgkinson

      16.1 Letter from KPMG dated December 18, 1998 (incorporated herein by reference to Exhibit 16.1 to Form 8-K dated December 21,
                  1998)

      21.1 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement No. 333-55745 filed June 2, 1998)

      23.1        Consent of KPMG

      23.2        Consent of Arthur Andersen L.L.P.

      27.1        Financial data schedule