Form 10-Q
period 1999-03-31
PETROQUEST ENERGY INC
filed 1999-05-17
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ------------------------

                                   FORM 10-Q

                                   (Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                      For the transition period from: to:
                         Commission file number: 019020

                           ------------------------

                            PETROQUEST ENERGY, INC.
             (Exact name of registrant as specified in its charter)


      DELAWARE                                        98-0115468

(State of Incorporation)                   (I.R.S. Employer Identification No.)


625 E. KALISTE SALOOM RD., LAFAYETTE, LOUISIANA             70508

(Address of principal executive offices)                  (Zip code)

                           ------------------------

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

         As of May 17, 1999 there were 18,537,347 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.

                            PETROQUEST ENERGY, INC.
                                     INDEX

                                                                                                               Page

                                                      Part I


                  Item 1.      Financial Statements:

                                 Consolidated Balance
                                    Sheets as of March 31, 1999
                                    and December 31,1998.......................................                    3

                                 Consolidated Statements of
                                    Operations for the three-month periods ended
                                    March 31, 1999 and 1998....................................                    4

                                 Consolidated Statements of Stockholders' Equity...............                    5

                                 Consolidated Statements of
                                    Cash Flows for the three months
                                    ended March 31, 1999 and 1998..............................                    6

                                 Notes to Consolidated Financial Statements....................                    7

                  Item 2.      Management's Discussion and Analysis of Financial Condition and
                               Results of Operations...........................................                    10


                                                      Part II

                  Item 3.      Quantitative and Qualitative disclosures about market risk......                    14

                  Item 4.      Submission of matters to a vote of security holders.............                    14

                  Item 5       Other Information...............................................                    15

                  Item 6.      Exhibits and Reports on Form 8-K................................                    15

                            PETROQUEST ENERGY, INC.
                          Consolidated Balance Sheets
                             (amounts in thousands)

                                                                             March 31,       December 31,
                           ASSETS                                              1999              1998
                           ------                                          ------------      ------------
                                                                            (Unaudited)
Current Assets:
         Cash                                                              $      1,448      $      1,081
         Accounts Receivable                                                      2,718             1,016
         Other Current Assets                                                        78               177
                                                                           ------------      ------------
     Total Current Assets                                                         4,244             2,274
                                                                           ------------      ------------

Oil and Gas Properties
         Oil and Gas Properties, Full Cost Method                                45,858            42,755
         Unevaluated Oil and Gas Properties                                       5,387             5,747
         Accumulated Depreciation,
            Depletion and Amortization                                          (31,942)          (31,079)
                                                                           ------------      ------------
     Net Oil and Gas Properties                                                  19,303            17,423

Plugging and Abandonment Escrow                                                      94               221

Other Assets                                                                        316               148
                                                                           ------------      ------------
                                                                           $     23,957      $     20,066
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts Payable & Accrued Liabilities                            $      5,280      $      2,330
         Current Portion of Long-Term Debt                                        2,300             2,400
                                                                           ------------      ------------
     Total Current Liabilities                                                    7,580             4,730
                                                                           ------------      ------------
Accounts Payable to be Refinanced                                                 2,004              --

Long-term Debt                                                                      800             1,300

Other Liabilities                                                                   700               700

Stockholders' Equity
         Common Stock                                                                19                19
         Paid-in Capital                                                         43,795            43,795
         Accumulated Deficit                                                    (30,941)          (30,478)
                                                                           ------------      ------------
     Total Stockholders' Equity                                                  12,873            13,336
                                                                           ------------      ------------
                                                                           $     23,957      $     20,066
                                                                           ============      ============


                         The accompanying notes are an integral part of these
statements.

                            PETROQUEST ENERGY, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                (amounts in thousands, except per share amounts)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           ------------------------------
                                                                               1999               1998
                                                                           ------------      ------------
Revenues:
       Oil and Gas Sales                                                   $      1,217      $        600
       Interest Income                                                               20                67
                                                                           ------------      ------------
                                                                                  1,237               667
                                                                           ------------      ------------

Expenses:
       Lease Operating Expenses                                                     408               236
       Production Taxes                                                              64                66
       Depreciation, Depletion and Amortization                                     886               610
       General and Administrative Expenses                                          283               270
       Interest Expense                                                              69              --
       Foreign Exchange (Gain)/Loss                                                 (10)              172
                                                                           ------------      ------------
                                                                                  1,770             1,354
                                                                           ------------      ------------

Net Loss                                                                   $       (463)     $       (687)
                                                                           ============      ============

Loss Per Common Share
       Basic                                                               $      (0.02)     $      (0.06)
                                                                           ============      ============

       Diluted                                                             $      (0.02)     $      (0.06)
                                                                           ============      ============

Average shares outstanding                                                   18,537,347        11,002,346
                                                                           ============      ============

Average shares outstanding assuming dilution                                 18,537,347        11,002,346
                                                                           ============      ============







                         The accompanying notes are an integral part of these
statements.

                            PETROQUEST ENERGY, INC.
                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
                             (amounts in thousands)

                                                                                                               Total
                                                              Common          Paid-In       Accumulated     Stockholders'
                                                               Stock          Capital          Deficit         Equity
                                                            ------------    ------------    ------------    ------------

December 31, 1998                                           $         19    $     43,795    $    (30,478)   $     13,336

Net Loss                                                            --              --              (463)           (463)

                                                            ------------    ------------    ------------    ------------
March 31, 1999                                              $         19    $     43,795    $    (30,941)   $     12,873
                                                            ============    ============    ============    ============




        The accompanying notes are an integral part of these statements.

                                              PETROQUEST ENERGY, INC.
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                              (amounts in thousands)

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                   -------------------------
                                                                                       1999           1998
                                                                                   ----------     ----------
Cash Flows from Operating Activities:
  Net (Loss)                                                                       $     (463)    $     (687)
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Depreciation, Depletion and Amortization                                        886            610

Changes in Working Capital Accounts:
          Accounts Receivable                                                          (1,702)           245
          Other Current Assets                                                             99           --
          Loan Receivable                                                                --             (594)
          Accounts Payable & Accrued Liabilities                                        2,950           (145)
          Plugging and Abandonment Escrow                                                 127            499
          Other                                                                          (191)           (42)
                                                                                   ----------     ----------

Net Cash Provided By (Used in) Operating Activities                                     1,706           (114)
                                                                                   ----------     ----------

Cash flows from Investing Activities:
  Investment in Oil and Gas Properties                                                 (2,743)          (325)
                                                                                   ----------     ----------
Net Cash (Used in) Investing Activities                                                (2,743)          (325)
                                                                                   ----------     ----------
Cash Flows from Financing Activities:
  Proceeds from Borrowings                                                              2,004           --
  Repayment of Debt                                                                      (600)            (1)
                                                                                   ----------     ----------
Net Cash Provided by Financing Activities                                               1,404             (1)
                                                                                   ----------     ----------

Net Increase (Decrease) in Cash                                                           367           (440)

Cash Balance Beginning of Period                                                        1,081          3,955
                                                                                   ----------     ----------

Cash Balance End of Period                                                         $    1,448     $    3,515
                                                                                   ==========     ==========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest                                                                      $       69     $        2
                                                                                   ==========     ==========




                         The accompanying notes are an integral part of these
statements.

                            PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS -

         The consolidated financial statements of PetroQuest Energy, Inc. (the "Company") at March 31, 1999 and for the three-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements reflect the results of the Company and its predecessor entity, Optima Petroleum Corporation ("Optima"), for all periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

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

         Under the terms of the transaction, American merged with the Company in exchange for 7,335,001 shares of the Company's common stock, issued to the three former members of American, representing about 40% of the post acquisition shares outstanding. Additionally, the Company issued 1,667,001 contingent stock rights exchangeable for common shares should the market share price of the Company's common stock exceed $5 per share for 20 consecutive trading days during the three year term of the rights. The rights terminate on September 1, 2001.

         The transaction was treated as a purchase for accounting purposes. No value was assigned to the contingent stock rights. The purchase price of approximately $10.6 million was allocated to the assets and liabilities based on estimated fair value.

         The operating results of American have been consolidated in the Company's statement of operations since September 1, 1998. The following summarized unaudited income statement data reflects the impact the transaction would have had on the Company's results of operations for the three months ended March 31, 1999 and 1998 had the transaction occurred January 1, 1998.

                                                                      Proforma Results for the
                                                                     Three Months Ended March 31,
                                                                 ---------------------------------
                                                                      1999               1998
                                                                      ----               ----
                                                                            (Unaudited)
Revenues                                                         $       1,237       $       2,315
                                                                 =============       =============

Net Loss                                                         $        (463)      $      (1,110)
                                                                 =============       =============

Loss per common share:
   Basic                                                         $       (0.02)      $       (0.06)
                                                                 =============       =============
   Diluted                                                       $       (0.02)      $       (0.06)
                                                                 =============       =============

NOTE 3 - EARNINGS PER SHARE -

         Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the periods. For both periods, all options were excluded from the computation of diluted loss per share because they were antidilutive. The contingent stock rights assigned in connection with the merger are excluded from the calculation of diluted earnings per share.

NOTE 4 - LONG-TERM DEBT -

         In April 1999, the Company's borrowing base was redetermined and set at $3,350,000. It reduces $150,000 on May 1, 1999 and June 1, 1999. Beginning July 1, 1999 and continuing on the first day of each month thereafter, the borrowing base shall be reduced by $250,000. The next redetermination is scheduled for August 1, 1999. Interest under the loan is payable monthly at prime plus 1/2% (8 1/4 at March 31, 1999).

         On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. For the first two production months, all of the cash flow from the property will be dedicated to payment of principal and interest on the loan. Subsequently, 85% of the cash flow from the property (assuming certain production levels) will be dedicated to debt service. At March 31, 1999, $2,004,000 of vendor payables related to the completion, flow line and facilities of the well at High Island 494 are classified as long-term since they were subsequently funded through this facility.

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


NOTE 6 - RELATED PARTY TRANSACTIONS -

         In conjunction with the merger discussed at Note 2, the employees and consultants of Optima were terminated. American had no employees. It was managed and its properties (and certain of Optima's properties) were operated by American Explorer, Inc. (AEI), a corporation owned by two officers of the Company and former members of American. From September 1, 1998 through December 31, 1998, the Company's properties were operated by AEI and certain management functions were performed by AEI. The officers of AEI are also the officers of the Company. AEI charged the Company a management fee to cover its costs of services for the Company ($600,000 for the four months ended December 31, 1998). At December 31, 1998, the Company owed AEI approximately $1,053,000. This amount is included in Accounts Payable. Effective January 1, 1999, the Company assumed the operating and management functions from AEI, whose employees became employees of the Company.

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


MERGER OF OPTIMA (U.S.) ENERGY CORPORATION -

         On September 1, 1998, the Company completed the transaction to merge its wholly owned subsidiary Optima Energy (U.S.) Corporation with American Explorer, L.L.C. (American). Concurrent with the transaction, the Company became a Delaware corporation and converted each share of Optima no par value common stock into one share of the Company's $.001 par value common stock and changed its name from Optima Petroleum Corporation to PetroQuest Energy, Inc. American conducted oil and natural gas exploration activities in the Gulf Coast Region.

         Under the terms of the transaction, American merged with the Company in exchange for 7,335,001 shares of the Company's common stock, issued to the three former members of American, representing about 40% of the post acquisition shares outstanding. Additionally, the Company issued 1,667,001 contingent stock rights exchangeable for common shares should the market share price of the Company's common stock exceed $5 per share for 20 consecutive trading days during the three year term of the rights. The rights terminate on September 1, 2001.

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


RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month periods ended March 31, 1999 and 1998.

                                                                               Three Months Ended
                                                                                     March 31,
                                                                           --------------------------
                                                                               1999           1998
                                                                           ----------      ----------
Production:
         Oil (Bbls)                                                            22,765          22,292
         Gas (Mcf)                                                            510,095         102,107
         Total Production (Mcfe)                                              646,685         235,859

Sales:
         Total oil sales                                                   $  237,977      $  329,490
         Total gas sales                                                   $  959,454      $  253,268

Average sales prices:
         Oil (per Bbl)                                                     $    10.45      $    14.78
         Gas (per Mcf)                                                     $     1.88      $     2.48
         Per Mcfe                                                          $     1.85      $     2.47

         The net loss totaled $463,000 and $687,000 for the quarters ended March 31, 1999 and 1998, respectively. The reduced loss in 1999 is the result of the addition of the American properties partially offset by a decline in product prices.

         On a thousand cubic feet equivalent (Mcfe) basis, first quarter 1999 production volumes increased 175% over first quarter 1998 production volumes. This is due to the merger with American and the addition of the CL&F #12 in the Turtle Bayou Field. The CL&F #12 was a discovery in the fourth quarter of 1998 which commenced production in December 1998. The properties previously owned by American produced 341,000 Mcfe during this quarter and the CL&F #12 produced 88,000 Mcfe.

         Oil and gas sales during the first quarter of 1999 increased 103% to $1,200,000, as compared to first quarter 1998 revenues of $600,000. The production increases discussed above were partially offset by decreased product prices. Prices received during the first quarter of 1999 averaged $10.45 per barrel of oil and $1.88 per Mcf of gas, as compared to averages of $14.78 per barrel and $2.48 per Mcf received in the 1998 period. Stated on a Mcfe basis, unit prices received during the first quarter of 1999 were 25% lower than the prices received during the comparable 1998 period.

         Operating expenses for the first quarter of 1999 increased to $408,000 from $236,000 during the first quarter of 1998 due primarily to the American merger and the addition of the related properties. On a Mcfe basis, operating expenses decreased from $1.00 per Mcfe in 1998 to $0.63 in 1999.

         General and administrative expenses during the first quarter of 1999 totaled $283,000 as compared to expenses of $270,000 during the 1998 quarter. Not included in the 1999 amount is $373,000 which was capitalized as related directly to the acquisition, exploration and development effort. Total general and administrative costs increased in 1999 due to the additional staffing levels related to the generation and operation of properties.

         Interest expense increased due to the addition of the debt associated with the American merger.

         Depreciation, depletion and amortization ("DD&A") expense for the three months ended March 31, 1999 increased 45% from the 1998 period. This resulted from the additions to property cost on the balance sheet for the American properties. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the first three months of 1999 was $1.37 per Mcfe compared to $2.54 per Mcfe for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital and Cash Flow. Working capital (before considering the current portion of debt) decreased from $0.1 million deficit at December 31, 1998 to $1 million at March 31, 1999. This was caused primarily by funds expended for principal payments on debt and oil and gas properties.

         In April 1999, the Company's borrowing base of its reducing revolving line of credit was redetermined and set at $3,350,000. It reduces $150,000 on May 1, 1999 and June 1, 1999. Based on the loan balance at March 31, 1999, $50,000 of principal payments will be required during the second quarter assuming no additional draws under the line. Thereafter, the line will reduce $250,000 per month until the next redetermination at August 1, 1999.

         On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property which is security for the loan. For the first two production months, all of the cash flow from the property will be dedicated to payment of principal and interest on the loan. Subsequently, 85% of the cash flow from the property (assuming certain production levels) will be dedicated to debt service.

         Net cash flow from operations before working capital changes increased for the first quarter of 1999 to $423,000 compared to negative $77,000 for 1998. This was the result of the addition of the American properties and the CL&F #12 discovery in the Turtle Bayou Field.

         The Company's liquidity has been adversely affected by declines in prices received for sales of oil and gas production. In order to fund its cash requirements for continued oil and gas exploration activities, operations and debt service, the Company plans to raise private capital and to fund a substantial portion of its anticipated capital expenditures through drilling ventures with industry partners; however, there can be no assurance that such plans will be successful. Private capital may involve the sale of equity, which will dilute current stockholders. If the Company is unable to obtain additional financing, it could be forced to delay or even abandon some of its exploration and development opportunities. Furthermore, the Company may be required to sell some of its producing properties in order to provide needed liquidity.

         On May 5, 1999 the Company received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that because it does not meet the $1.00 per share closing bid standard as required by Nasdaq, it will no longer be listed for trading on that system. The Company was immediately eligible for trading in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements. The Company intends to request the Nasdaq Listing and Hearing Review Council review this decision. However, this request and potential review will not operate to stay the Nasdaq decision and there can be no assurances the Company will be successful in its appeal. The Company's listing on the Toronto Stock Exchange was not affected.

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

         Total costs incurred to-date and estimated remaining costs for consultants software and hardware applications for Y2K compliance is approximately $35,000. The Company does not separately account for the internal costs incurred for its Y2K Compliance efforts. The costs of these projects and the dates on which the Company plans to complete modifications and replacements are based on managements' best estimates, the estimates of third-party specialists assisting the Company, the modification plans of third-parties and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

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


Item 3.       DISCLOSURE ABOUT MARKET RISKS

              The Company's indebtedness under its line of credit is variable rate financing. The Company believes that its exposure to market risk relating to interest rate risk is not material. The Company believes that its business operations are not exposed to market risks relating to foreign currency exchange risk or equity price risk.

              Price Risk

              The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for the remaining nine months of 1999, a 10% decline in the prices the Company receives for its crude oil and natural gas production would have an approximate $600,000 impact on the Company's revenues.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

Item 5        OTHER INFORMATION

              None

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                   27.1     Financial data schedule

              (b) The Company filed a Form 8-K on May 7, 1999 reporting that its securities ceased trading on the NASDAQ Stock Market effective on the close of business, Wednesday, May 5, 1999. The Company's stock was immediately eligible to trade on the OTC Bulletin Board and its listing on the Toronto Stock Exchange was not affected.



                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PETROQUEST ENERGY, INC.

Date:  May 17, 1999                    By: /s/ Robert R. Brooksher
                                          -----------------------------------
                                           Robert R. Brooksher
                                           Chief Financial Officer and Secretary
                                           (Authorized Officer and Principal
                                           Financial Officer)