Form 10-Q
period 1999-06-30
PETROQUEST ENERGY INC
filed 1999-08-16
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

                                   (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the transition period from:           to:
                         Commission file number: 019020

                              --------------------

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

                              --------------------

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

Yes  [X]             No [  ]


         As of August 13, 1999, there were 18,592,347 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.

                             PETROQUEST ENERGY, INC.
                                      INDEX


                                                                                               Page
                                                     Part I
Item 1.      Financial Statements:

              Consolidated Balance Sheets as of June 30, 1999 and
                December 31, 1998................................................................3

              Consolidated Statements of Operations for the three-and
                six-month periods ended June 30, 1999 and 1998...................................4

              Consolidated Statements of Stockholders' Equity....................................5

              Consolidated Statements of Cash Flows for the six months
                ended June 30, 1999 and 1998.....................................................6

              Notes to Consolidated Financial Statements.........................................7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations..............................................................10

Item 3.      Quantitative and Qualitative disclosures about market risk.........................14

                                                     Part II

Item 1.      Legal Proceedings..................................................................14

Item 4.      Submission of matters to a vote of security holders................................15

Item 6.      Exhibits and Reports on Form 8-K...................................................15

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                           June 30,         December 31,
                           ASSETS                            1999               1998
                                                           --------           --------
                                                          (Unaudited)
Current Assets:
         Cash                                              $    767           $  1,081
         Accounts Receivable                                  1,278              1,016
         Other Current Assets                                   103                177
                                                           --------           --------
     Total Current Assets                                     2,148              2,274
                                                           --------           --------

Oil and Gas Properties
         Oil and Gas Properties, Full Cost Method            47,422             42,755
         Unevaluated Oil and Gas Properties                   5,449              5,747
         Accumulated Depreciation,
            Depletion and Amortization                      (33,033)           (31,079)
                                                           --------           --------
     Net Oil and Gas Properties                              19,838             17,423

Plugging and Abandonment Escrow                                 155                221

Other Assets                                                    370                148
                                                           --------           --------
                                                           $ 22,511           $ 20,066
                                                           ========           ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts Payable & Accrued Liabilities            $  3,765           $  2,330
         Current Portion of Long-Term Debt                    2,935              2,400
                                                           --------           --------
     Total Current Liabilities                                6,700              4,730
                                                           --------           --------

Accounts Payable to be Refinanced                               449               --

Long-term Debt                                                2,550              1,300

Other Liabilities                                               700                700

Stockholders' Equity
         Common Stock                                            19                 19
         Paid-in Capital                                     43,829             43,795
         Accumulated Deficit                                (31,736)           (30,478)
                                                           --------           --------
     Total Stockholders' Equity                              12,112             13,336
                                                           --------           --------

                                                           $ 22,511           $ 20,066
                                                           ========           ========


        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                (amounts in thousands, except per share amounts)

                                                         Three Months Ended                    Six Months Ended
                                                               June 30,                            June 30,
                                                        1999              1998              1999              1998
                                                    ------------      ------------      ------------      ------------
Revenues:
       Oil and Gas Sales                            $      1,521      $        524      $      2,738      $      1,107
       Interest Income                                        20                61                40               128
                                                    ------------      ------------      ------------      ------------
                                                           1,541               585             2,778             1,235
                                                    ------------      ------------      ------------      ------------

Expenses:
       Lease Operating Expenses                              567               160               975               396
       Production Taxes                                       93                11               157                60
       Depreciation, Depletion and Amortization            1,126               745             2,012             1,355
       General and Administrative                            428               326               711               596
       Interest Expense                                      122                 5               191                 5
       Foreign Exchange (Gain)/Loss                         --                (343)              (10)             (171)
                                                    ------------      ------------      ------------      ------------

Loss from Operations                                        (795)             (319)           (1,258)           (1,006)

       Income Tax Expense                                   --                   9              --                   9
                                                    ------------      ------------      ------------      ------------

Net Loss                                            $       (795)     $       (328)     $     (1,258)     $     (1,015)
                                                    ============      ============      ============      ============

Earnings Per Common Share
       Basic                                                (.03)             (.03)             (.06)             (.09)
                                                    ============      ============      ============      ============

       Diluted                                              (.03)             (.03)             (.06)             (.09)
                                                    ============      ============      ============      ============
Average shares outstanding                            18,551,358        11,002,346        18,554,391        11,002,346
                                                    ============      ============      ============      ============

Average shares outstanding assuming dilution          18,551,358        11,002,346        18,554,391        11,002,346
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

                             PETROQUEST ENERGY, INC.
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                             (amounts in thousands)

                                                                                    Total
                            Common           Paid-In           Retained         Stockholders'
                            Stock            Capital           Deficit             Equity
                           --------          --------          --------         -------------
December 31, 1998          $     19          $ 43,795          $(30,478)          $ 13,336

Options Exercised              --                  34              --                   34

Net Loss                       --                --              (1,258)            (1,258)
                           --------          --------          --------           --------

June 30, 1999              $     19          $ 43,829          $(31,736)          $ 12,112
                           ========          ========          ========           ========


        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (amounts in thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                1999              1998
                                                              -------           -------
Cash Flows from Operating Activities:
  Net (Loss)                                                  $(1,258)          $(1,015)
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Depreciation, Depletion and Amortization              2,012             1,355

Changes in Working Capital Accounts:
          Accounts Receivable                                    (262)              (18)
          Other Current Assets                                    168
       Accounts Payable & Accrued Liabilities                   1,435              (246)
          Loan Receivable                                                        (1,637)
       Plugging and Abandonment Escrow                             66               472
          Other                                                  (374)              (64)
                                                              -------           -------
Net Cash Provided By (Used in) Operating Activities             1,787            (1,153)
                                                              -------           -------

Cash flows from Investing Activities:
  Investment in Oil and Gas Properties                         (4,793)           (1,060)
  Sale of Oil and Gas Properties                                  424
                                                              -------           -------
Net Cash (Used in) Investing Activities                        (4,369)           (1,060)
                                                              -------           -------
Cash Flows from Financing Activities:
  Proceeds from Borrowings                                      2,399                 3
  Repayment of Debt                                              (165)             --
  Options Exercised                                                34              --
                                                              -------           -------

Net Cash Provided by Financing Activities                       2,268                 3
                                                              -------           -------

Net Increase (Decrease) in Cash                                  (314)           (2,210)

Cash Balance Beginning of Period                                1,081             3,980
                                                              -------           -------

Cash Balance End of Period                                    $   767           $ 1,770
                                                              =======           =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                 $    68           $     5
                                                              =======           =======


        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS -

         The consolidated financial statements of PetroQuest Energy, Inc. (the "Company") at June 30, 1999 and for the three- and six- month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements reflect the results of the Company and its predecessor entity, Optima Petroleum Corporation ("Optima"), for all periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three- and six- month periods ended June 30, 1999 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

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

         The operating results of American have been consolidated in the Company's statement of operations since September 1, 1998. The following summarized unaudited income statement data reflects the impact the transaction would have had on the Company's results of operations for the six-months ended June 30, 1998 had the transaction occurred January 1, 1998.

                                 Proforma Results for the
                              Six Months Ended June 30, 1998
                              ------------------------------
                                         (Unaudited)
Revenues                                  $   4,422
                                          =========

Net Loss                                  $  (1,514)
                                          =========
Loss per common share:
   Basic                                      (0.08)
                                          =========
   Diluted                                    (0.08)
                                          =========

NOTE 3 - EARNINGS PER SHARE -

         Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the periods. For both periods, options of 18,017 and 21,391 shares for the three and six month period, respectively, were excluded from the computation of diluted loss per share because they were antidilutive. The contingent stock rights assigned in connection with the merger are excluded from the calculation of diluted earnings per share.

NOTE 4 - LONG-TERM DEBT -

         In April 1999, the Company's borrowing base was redetermined and set at $3,350,000. It reduced $150,000 on May 1, 1999 and June 1, 1999. Beginning July 1, 1999 and continuing on the first day of each month thereafter, the borrowing base shall be reduced by $250,000. The next redetermination is scheduled for September 1, 1999. Interest under the loan is payable monthly at prime plus 1/2% (8 1/4% at June 30, 1999).

         On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. For the first three production months, all of the cash flow from the property will be dedicated to payment of principal and interest on the loan. Subsequently, 85% of the cash flow from the property (assuming certain production levels) will be dedicated to debt service. The well began producing during the first part of July 1999. At June 30, 1999, $449,446 of vendor payables related to the completion, flow line, and facilities of the well at High Island 494 are classified as long-term since they were subsequently funded through this facility.

NOTE 5 - NEW ACCOUNTING STANDARDS -

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for the company during the first quarter of the fiscal year 2001.

         Because the Company does not currently use derivative instruments, the adoption of SFAS No. 133 will not impact the Company's financial statements.


NOTE 6 - RELATED PARTY TRANSACTIONS -

         In conjunction with the merger discussed at Note 2, the employees and consultants of Optima were terminated. American had no employees. It was managed and its properties (and certain of Optima's properties) were operated by American Explorer, Inc. (AEI), a corporation owned by two officers of the Company and former members of American. From September 1, 1998 through December 31, 1998, the Company's properties were operated by AEI and certain management functions were performed by AEI. The officers of AEI are also the officers of the Company. AEI charged the Company a management fee to cover its costs of services for the Company ($600,000 for the four months ended December 31, 1998). At December 31, 1998, the Company owed AEI approximately $1,053,000, which is included in Accounts Payable. Effective January 1, 1999, the Company assumed the operating and management functions from AEI, whose employees became employees of the Company.


NOTE 7 - PRIVATE PLACEMENT -

              On August 3, 1999 the Company received the initial funding of a private placement of 5 million units at a purchase price of $1.00 per unit for a total consideration of $5,000,000 before fees and expenses. Of the total consideration, $4,000,000 has been received with the remaining funds expected to be received within the next two weeks. The proceeds from the private placement will be used for drilling and exploration costs, delay rentals on oil and gas leases and working capital and general corporate purposes.

                  Each unit sold in the private placement consists of one share of the Company's common stock and one warrant exercisable to purchase one-half a share of the Company's common stock. Each warrant is exercisable at any time through the fourth year after issuance to purchase one-half of a share of the Company's common stock at a per share purchase price of $1.25.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three- and six-month periods ended June 30, 1999 and 1998.

                                                 Three Months Ended                     Six Months Ended
                                                      June 30                                June 30,
                                          ------------------------------          ------------------------------
                                             1999                1998                1999                1998
                                          ----------          ----------          ----------          ----------
Production:
         Oil (Bbls)                           19,629              20,438              42,394              42,730
         Gas (Mcf)                           560,209             111,057           1,070,304             213,164
         Total Production (Mcfe)             677,983             233,685           1,324,668             469,544

Sales:
         Total oil sales                  $  322,211          $  261,125          $  560,188          $  590,615
         Total gas sales                   1,190,820             263,500           2,150,274             516,768

Average sales prices:
         Oil (per Bbl)                    $    16.42          $    12.78          $    13.21          $    13.82
         Gas (per Mcf)                          2.13                2.37                2.01                2.42
         Per Mcfe                               2.23                2.25                2.05                2.36

         The net loss totaled $795,000 and $328,000 for the quarters ended June 30, 1999 and 1998, respectively. Net loss for the six months ended June 30, 1999 was $1,258,000 as compared to net loss of $1,015,000 for the first six months of 1998.The increase in the loss for the second quarter is due primarily to the exchange gain recognized in 1998. There was little Canadian activity in 1999, resulting in nominal exchange activity.

         On a thousand cubic feet equivalent (Mcfe) basis, second quarter 1999 production volumes increased 190% over second quarter 1998 production volumes. For the six months ended 1999, the increase was 182%. This is due to the merger with American and the addition of the CL&F #12 in the Turtle Bayou Field. The CL&F #12 discovery occurred in the fourth quarter of 1998 and commenced production in December 1998. The properties previously owned by American produced 352,000 Mcfe and 693,000 Mcfe for the three months and six months ended June 30, 1999, respectively. The CL&F #12 produced 100,000 Mcfe and 207,000 Mcfe for the three month and six month periods ended June 30, 1999, respectively.

         Oil and gas sales during the second quarter of 1999 increased 190% to $1,521,000, as compared to second quarter 1998 revenues of $524,000. For the first six months of 1999, oil and gas sales increased 147% to $2,738,000, compared to oil and gas revenues of $1,107,000 during the 1998 period. These increases were caused by the production increases discussed above. Stated on a Mcfe basis, unit prices received during the second quarter and the first six months of 1999 were 1% and 13% lower, respectively, than the prices received during the comparable 1998 period.

         Lease operating expenses for the second quarter of 1999 increased to $567,000 from $160,000 during the second quarter of 1998 due primarily to the American merger and the addition of the related properties. Operating expenses for the six months ended June 30, 1999 increased to $975,000 from $396,000 during the six months ended June 30, 1998. On a Mcfe basis, operating expenses for the second quarter increased from $.68 per Mcfe in 1998 to $.84 in 1999 and decreased from $.84 per Mcfe in 1998 to $.74 in 1999 for the first six months.

         General and administrative expenses during the second quarter of 1999 totaled $428,000 as compared to expenses of $326,000 during the 1998 quarter. Not included in the 1999 amount is $225,000 which was capitalized as related directly to the acquisition, exploration and development effort. Total general and administrative costs increased in 1999 due to the additional staffing levels related to the generation and operation of properties. General and Administrative expenses increased for the six months ended June 30, 1999 compared to 1998 for the same reason. The 1999 amount was $1,309,000 (including $598,000 capitalized), compared to $596,000 in 1998.

         Interest expense increased due to the addition of the debt associated with the American merger and the addition of the non-recourse financing associated with the completion, flow line and facility cost of High Island Block 494 property.

         Depreciation, depletion and amortization ("DD&A") expense for the six months ended June 30, 1999 increased 49% from the 1998 period. This resulted from the additions to property cost on the balance sheet for the American properties. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the first six months of 1999 was $1.52 per Mcfe compared to $2.88 per Mcfe for the same period in 1998. For the second quarter of 1999, DD&A per Mcfe was $1.66 compared to $3.18 for the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital and Cash Flow. Working capital (before considering the current portion of debt) decreased from $0.1 million deficit at December 31, 1998 to a deficit of $1.6 million at June 30,

1999. This was caused primarily by funds expended for principal payments on debt and oil and gas properties.

         The Company has borrowed the maximum amount under its reducing revolving line of credit. The borrowing base of this facility is set to be redetermined on September 1, 1999. Currently, the line will reduce $250,000 per month. The next redetermination is scheduled for September 1, 1999. Interest under the loan is payable monthly at prime plus 1/2% (8 1/4% at June 30, 1999).

         On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property which is security for the loan. For the first three production months, all of the cash flow from the property will be dedicated to payment of principal and interest on the loan. Subsequently, 85% of the cash flow from the property (assuming certain production levels) will be dedicated to debt service. The well began producing during the first part of July 1999. At June 30, 1999, $449,446 of vendor payables related to the completion, flow line, and facilities of the well at High Island 494 are classified as long-term since they were subsequently funded through this facility.

         For the first six months of 1999, net cash flow from operations before working capital changes increased from $340,000 in 1998 to $754,000 in 1999. This was the result of the addition of the American properties and the CL&F #12 discovery in the Turtle Bayou Field.

         In early August, the Company completed a private placement of 5 million units at a purchase price of $1.00 per unit for a total consideration of $5,000,000 before fees and expenses. Of the total consideration, $4,000,000 has been received with the remaining funds expected to be received before the end of August. The proceeds from the private placement will be used for drilling and exploration costs, delay rentals on oil and gas leases, and working capital and general corporate purposes. Each unit sold in the private placement consists of one share of the Company's common stock and one warrant exercisable to purchase one-half a share of the Company's common stock. Each warrant is exercisable at any time through the fourth year after issuance to purchase one-half of a share of the Company's common stock at a per share purchase price of $1.25.

         Management believes the funds received from the private placement will be sufficient in the near term to fund exploration activities, operations and debt service. Future activities will depend on the success of current exploration and potential additional financing which may be obtained including the sale of additional equity and debt securities and additional bank financing. There can be no assurances that such additional financing will be available on acceptable terms, if at all.

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

         The Company is currently evaluating its IT Systems for Y2K compliance. As part of this evaluation, the Company has contracted third-party consultants to assist in the identification and replacement of non-compliant IT Systems. During 1998, the Company began modification of IT Systems for Y2K compliance. The modifications are planned to be completed in the third quarter of 1999.

         The Non-IT Systems are currently being assessed to determine which systems would be affected by Y2K issues. Once assessment is complete, any necessary replacements or modifications will be performed. Management believes that any Non-IT issues are minor and will be corrected by third quarter of 1999.

         The assessment of third parties has the primary purpose of determining any disruptions in operations due to non-compliance by an outside organization. This was determined by contacting the Company's suppliers and customers to determine their level of Y2K compliance and the steps they are taking towards compliance. These assessment and corrective measures are scheduled for completion during the third quarter of 1999.

         Total costs incurred to-date and estimated remaining costs for consultants software and hardware applications for Y2K compliance are approximately $35,000. The Company does not separately account for the internal costs incurred for its Y2K Compliance efforts. The costs of these projects and the dates on which the Company plans to complete modifications and replacements are based on managements' best estimates, the estimates of third-party specialists assisting the Company, the modification plans of third-parties and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

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

              Price Risk

              The Company's revenues are derived from the sale of its crude oil and- natural gas production. Based on projected annual sales volumes for the remaining six months of 1999, a 10% decline in the prices the Company receives for its crude oil and natural gas production would have an approximate $450,000 impact on the Company's revenues.

                                     PART II

Item 1.       LEGAL PROCEEDINGS

              On July 12, 1999, the United States Court of Appeals for the Fifth Circuit rendering its decision affirming in part and reversing in part the decision of the United States District Court for the Western District of Louisiana (Lake Charles Division) in the matter Amoco Production Company v. The Meridian Resource & Exploration company, No. 98-30724, which involves the Company's Southwest Holmwood Prospect, Cameron Parish, Louisiana. The Company holds a beneficial four-percent (4%) working interest in the prospect by virtue of a participation agreement with the defendant. Proceeding in the trial court (instituted on July 11, 1996), resulted in judgement against the defendant dissolving the oil and gas lease and the associated joint exploration agreement. The trial judge further terminated the defendant's interest in two wells effective July 26, 1996, and awarded post-termination production revenues to the plaintiff. The Fifth Circuit Court of Appeals disallowed plaintiff's legal interest claim, but otherwise affirmed the judgement of the trial court. Since the eventual outcome of the litigation is indeterminable, the Company has recorded 100% of the cumulative net operating income to date aggregating to $700,000 in other liabilities in its consolidated financial statements.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 1999, an annual meeting of the stockholders of the Company was held. The holders of 13,007,733 shares of Common Stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

    (a)   Election of Directors

         The Stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

                                                                   NUMBER OF             NUMBER OF
                            NAME                                   VOTES FOR           VOTES WITHHELD
                     --------------------                          ----------          --------------
                     William C. Leuschner                          12,618,671              398,062
                     Charles T. Goodson                            13,002,753                4,980
                     Alfred J. Thomas, II                          13,001,525                6,208
                     Ralph J. Daigle                               13,002,725                5,008
                     Robert R. Brooksher                           13,003,553                4,108
                     Robert R. Hodgkinson                          12,618,622              389,111
                     Daniel G. Fournerat                           13,000,553                7,180


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:

                  27.1  Financial data schedule

          (b)     Reports of Form 8-K:

                  The Company filed a Form 8-K on August 9, 1999, reporting that initial funding of a private placement of 5 million units at a purchase price of $1.00 per unit for a total consideration of $5,000,000 before fees and expenses. $4,000,000 of the total consideration has been received with the remaining funds expected to be received within the next two weeks. The proceeds from the private placement will be used for drilling and exploration costs, delay rentals on oil and gas leases and working capital and general corporate purposes.

                  Each unit sold in the private placement consists of one share of the Company's common stock and one warrant exercisable to purchase one-half a share of the Company's common stock. Each warrant is exercisable at any time through the fourth year after issuance to purchase one-half of a share of the Company's common stock at a per share purchase price of $1.25. In addition, the Company has agreed to file a registration statement covering the resale of the Company's common stock underlying the units and the shares of Company common stock issuable on exercise of the warrants within 60 days after the closing of the private placement. The securities offered pursuant to the private placement will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

                  The Company filed a Form 8-K on May 7, 1999, reporting that effective on the close of business, Wednesday, May 5, 1999, the securities of the Company ceased trading on the NASDAQ Stock Market. The delisting was a result of the Company's failure to satisfy the revised listing and maintenance standards as contained in SEC Release No. 34-38961 (August 22,
                  1997), which included a minimum bid price of $1.00 for the stock. The Company's stock was immediately eligible to trade on the OTC Bulletin Board under the symbol PQUE, subject to the applicable rules. The Company's listing on the Toronto Stock Exchange was not affected and the Company's stock will continue to trade on that exchange under the symbol PQU.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PETROQUEST ENERGY, INC.

Date:  August 16, 1999                    By: /s/ ROBERT R. BROOKSHER
                                             -----------------------------------
                                               Robert R. Brooksher
                                               Chief Financial Officer and
                                               Secretary
                                               (Authorized Officer and Principal
                                               Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule