Form 10-Q
period 1999-09-30
PETROQUEST ENERGY INC
filed 1999-11-15
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -----------------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30, 1999

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from:       to:
                         Commission file number: 019020

                               -----------------

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

                               -----------------

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

     As of November 12, 1999, there were 23,626,347 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.

                            PETROQUEST ENERGY, INC.
                                     INDEX


                                                                                               Page
                                                                                               ----

                                            Part I


Item 1.      Financial Statements:

               Consolidated Balance
                  Sheets as of September 30, 1999
                  and December 31, 1998........................................................3

               Consolidated Statements of
                  Operations for the three- and
                  nine-month periods ended
                  September 30, 1999 and 1998..................................................4

               Consolidated Statements of Stockholders' Equity.................................5

               Consolidated Statements of
                  Cash Flows for the nine-months
                  ended September 30, 1999 and 1998............................................6

               Notes to Consolidated Financial Statements......................................7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................................10

Item 3.      Quantitative and Qualitative disclosures about market risk.......................15

                                             Part II

Item 1.      Legal Proceedings................................................................16

Item 2.      Changes in securities and use of proceeds .......................................16

Item 5.      Other Information ...............................................................16

Item 6.      Exhibits and Reports on Form 8-K.................................................17

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (amounts in thousands)


                                                       September 30,      December 31,
                           ASSETS                         1999               1998
                                                      -------------      -------------
                                                      (Unaudited)

Current Assets:
         Cash                                         $         858      $       1,081
         Accounts Receivable                                  2,969              1,016
         Other Current Assets                                   191                177
                                                      -------------      -------------
     Total Current Assets                                     4,018              2,274
                                                      -------------      -------------

Oil and Gas Properties
         Oil and Gas Properties, Full Cost Method            48,602             42,755
         Unevaluated Oil and Gas Properties                   6,415              5,747
         Accumulated Depreciation,
            Depletion and Amortization                      (34,037)           (31,079)
                                                      -------------      -------------
     Net Oil and Gas Properties                              20,980             17,423

Plugging and Abandonment Escrow                                 215                221

Other Assets                                                    373                148
                                                      -------------      -------------
                                                      $      25,586      $      20,066
                                                      =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts Payable & Accrued Liabilities       $       4,441      $       2,330
         Current Portion of Long-Term Debt                      941              2,400
                                                      -------------      -------------
     Total Current Liabilities                                5,382              4,730
                                                      -------------      -------------

Long-term Debt                                                2,659              1,300

Other Liabilities                                               700                700

Stockholders' Equity
         Common Stock                                            24                 19
         Paid-in Capital                                     48,345             43,795
         Accumulated Deficit                                (31,524)           (30,478)
                                                      -------------      -------------
     Total Stockholders' Equity                              16,845             13,336
                                                      -------------      -------------

                                                      $      25,586      $      20,066
                                                      =============      =============





        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                (amounts in thousands, except per share amounts)


                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                        1999             1998              1999              1998
                                                    ------------      ------------      ------------      ------------

Revenues:
       Oil and Gas Sales                            $      2,557      $        760      $      5,295      $      1,860
       Interest Income                                        19                10                59               101
                                                    ------------      ------------      ------------      ------------
                                                           2,576               770             5,354             1,961
                                                    ------------      ------------      ------------      ------------

Expenses:
       Lease Operating Expenses                              802               151             1,777               508
       Production Taxes                                      105                28               262               120
       Depreciation, Depletion and Amortization            1,046               521             3,058             1,814
       Full Cost Ceiling Write-Down                           --            11,233                --            11,233
       General and Administrative                            344               840             1,055             1,393
       Interest Expense                                      114                23               305                27
       Foreign Exchange (Gain)/Loss                          (47)              (49)              (57)             (137)
                                                    ------------      ------------      ------------      ------------
       Income (Loss) from Operations                         212           (11,977)           (1,046)          (12,997)

       Income Tax Expense                                     --                 1                --                10
                                                    ------------      ------------      ------------      ------------

Net Income (Loss)                                   $        212      $    (11,978)     $     (1,046)     $    (13,007)
                                                    ============      ============      ============      ============

Earnings (Loss) Per Common Share
       Basic                                                 .01              (.89)             (.05)            (1.10)
                                                    ============      ============      ============      ============

       Diluted                                               .01              (.89)             (.05)            (1.10)
                                                    ============      ============      ============      ============

Average shares outstanding                            21,322,825        13,466,067        20,906,937        11,837,023
                                                    ============      ============      ============      ============

Average shares outstanding assuming dilution          21,519,395        13,524,579        20,981,464        11,957,868
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

                             PETROQUEST ENERGY, INC.
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                             (amounts in thousands)


                                                                                    Total
                            Common           Paid-In           Retained         Stockholders'
                            Stock            Capital            Deficit            Equity
                         -------------     -------------     -------------      -------------
December 31, 1998        $          19     $      43,795     $     (30,478)     $      13,336

Options Exercised                   --                47                --                 47

Sale of Common Stock                 5             4,503                --              4,508

Net Loss                            --                --            (1,046)            (1,046)
                         -------------     -------------     -------------      -------------

September 30, 1999       $          24     $      48,345     $     (31,524)     $      16,845
                         =============     =============     =============      =============

































     The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (amounts in thousands)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                   ------------------------------
                                                                                       1999               1998
                                                                                   ------------      ------------
Cash Flows from Operating Activities:
  Net (Loss)                                                                       $     (1,046)     $    (13,007)
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Depreciation, Depletion and Amortization                                        3,058            13,047

Changes in Working Capital Accounts:
          Accounts Receivable                                                            (1,953)             (180)
          Other Current Assets                                                              (14)              (14)
          Accounts Payable & Accrued Liabilities                                          2,111              (205)
          Plugging and Abandonment Escrow                                                     6               (10)
          Other                                                                            (325)              274
                                                                                   ------------      ------------

Net Cash Provided By (Used in) Operating Activities                                       1,837               (95)
                                                                                   ------------      ------------

Cash flows from Investing Activities:
  Investment in Oil and Gas Properties                                                   (8,383)           (1,633)
  Sale of Oil and Gas Properties                                                          1,868                --
  Cash Cost of American merger transaction,                                                  --            (1,800)
          Net of Cash received                                                     ------------      ------------


Net Cash (Used in) Investing Activities                                                  (6,515)           (3,433)
                                                                                   ------------      ------------

Cash Flows from Financing Activities:
  Proceeds from Borrowings                                                                5,900             1,600
  Repayment of Debt                                                                      (6,000)             (210)
  Sale of Common Stock and Warrants                                                       4,508                --
  Proceeds from Option Exercises                                                             47                --
                                                                                   ------------      ------------

Net Cash Provided by Financing Activities                                                 4,455             1,390
                                                                                   ------------      ------------

Net Increase (Decrease) in Cash                                                            (223)           (2,138)

Cash Balance Beginning of Period                                                          1,081             4,455
                                                                                   ------------      ------------

Cash Balance End of Period                                                         $        858      $      2,317
                                                                                   ============      ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                      $        305      $          8
                                                                                   ============      ============





        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS -

     The consolidated financial statements of PetroQuest Energy, Inc. (the "Company") at September 30, 1999 and for the three- and nine- month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements reflect the results of the Company and its predecessor entity, Optima Petroleum Corporation ("Optima"), for all periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - MERGER OF OPTIMA (U.S.) ENERGY CORPORATION -

     On September 1, 1998, the Company completed its transaction to merge its wholly owned subsidiary Optima Energy (U.S.) Corporation with American Explorer, L.L.C. ("American"). Concurrent with the transaction, the Company became a Delaware corporation and converted each share of Optima no par value common stock into one share of the Company's $.001 par value common stock and changed its name from Optima Petroleum Corporation to PetroQuest Energy, Inc. American conducted oil and natural gas exploration activities in the Gulf Coast Region.

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

     The operating results of American have been consolidated in the Company's statement of operations since September 1, 1998. The following summarized unaudited income statement data reflects the impact the transaction would have had on the Company's results of operations for the nine- months ended September 30, 1998 had the transaction occurred January 1, 1998.



                                 Proforma Results for the
                           Nine Months Ended September 30, 1998
                           ------------------------------------
                                      (Unaudited)

Revenues                              $   6,088
                                      =========

Net Loss                               $ (5,234)
                                      =========
Loss per common share:
   Basic                                  (0.28)
                                      =========
   Diluted                                (0.28)
                                      =========

NOTE 3 - EARNINGS PER SHARE -

     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the weighted average number of dilutive stock options granted to outside directors and certain employees which totaled approximately 987,000 shares and 58,512 shares in the third quarter of 1999 and 1998, respectively, and 971,835 shares and 120,845 shares in the first nine months of 1999 and 1998, respectively. Options and warrants which were considered antidilutive because the exercise price of the options exceeded the average price for the applicable period totaled 2,553,696 shares and 848,799 shares in the third quarter of 1999 and 1998, respectively, and 871,575 shares and 1,163,000 shares in the first nine months of 1999 and 1998, respectively.

NOTE 4 - LONG-TERM DEBT -

     There are no borrowings under the Company's reducing revolving line of credit at September 30, 1999. The borrowing base is currently being redetermined. Interest under the loan is payable monthly at prime plus 1/2% (8 3/4% at September 30, 1999).

     On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. For the first three production months, all of the cash flow from the property will be dedicated to payment of principal and interest on the loan. Subsequently, 85% of the cash flow from the property (assuming certain production levels) will be dedicated to debt service. The well began producing during the first part of July 1999. Since payments are made based on production, the current portion of the debt represents payments required from current assets.

NOTE 5 - NEW ACCOUNTING STANDARDS -

     In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for the company during the first quarter of the fiscal year 2001.

     Because the Company does not currently use derivative instruments, the adoption of SFAS No. 133 will not impact the Company's financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS -

     In conjunction with the merger discussed at Note 2, the employees and consultants of Optima were terminated. American had no employees. It was managed and its properties (and certain of Optima's properties) were operated by American Explorer, Inc. ("AEI"), a corporation owned by two officers of the Company and former members of American. From September 1, 1998 through December 31, 1998, the Company's properties were operated by AEI and certain management functions were performed by AEI. The officers of AEI are also the officers of the Company. AEI charged the Company a management fee to cover its costs of services for the Company ($600,000 for the four months ended December 31, 1998). At December 31, 1998, the Company owed AEI approximately $1,053,000, which is included in Accounts Payable. Effective January 1, 1999, the Company assumed the operating and management functions from AEI, whose employees became employees of the Company.

NOTE 7 - SALE OF COMMON STOCK AND WARRANTS -

     In August, 1999 the Company received the funding of a private placement of 5 million units at a purchase price of $1.00 per unit for a total consideration of $5,000,000 before fees and expenses. Net proceeds of $4,508,000 from sale of the units was allocated between the stock and warrants based on their relative fair market value on the date of the transaction. The proceeds from the private placement will be used for drilling and exploration costs, delay rentals on oil and gas leases and working capital and general corporate purposes.

     Each unit sold in the private placement consists of one share of the Company's common stock and one warrant exercisable to purchase one-half a share of the Company's common stock. Each warrant is exercisable at any time through the fourth year after issuance to purchase one-half of a share of the Company's common stock at a per share purchase price of $1.25. In addition, the Company issued to the placement agents of the units, warrants to purchase 500,000 shares of the Company's common stock. The warrants received by the placement agents are exercisable at any time for a period of five years to purchase one share of the Company's common stock at a per share purchase price of $1.25 per share. The Company has agreed to file a registration statement covering the resale of its common stock underlying the units and the shares of its common stock issuable on the exercise of the warrants.

NOTE 8 - FULL COST CEILING WRITE-DOWN -

     The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" (the "pool") as incurred, and properties in the pool are depleted and charged to operations using the units of production method based on the ratio of current production to total proved future production. Additionally, the cost in excess of the net book value of assets and liabilities acquired in the merger with

American of $7.9 million, discussed above, is recorded in the pool at September 30, 1998, and is subject to depletion or write-down. To the extent that costs capitalized in the pool (net of accumulated depreciation, depletion and amortization) exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company was required to write down its asset base at the end of the third quarter of 1998 due primarily to the cost in excess of net book value recorded in the merger with American and significant declines in oil prices during 1998.


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

MERGER OF OPTIMA (U.S.) ENERGY CORPORATION -

     On September 1, 1998, the Company completed the transaction to merge its wholly owned subsidiary Optima Energy (U.S.) Corporation with American Explorer, L.L.C. ("American"). Concurrent with the transaction, the Company became a Delaware corporation and converted each share of Optima no par value common stock into one share of the Company's $.001 par value common stock and changed its name from Optima Petroleum Corporation to PetroQuest Energy, Inc. American conducted oil and natural gas exploration activities in the Gulf Coast Region.

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three- and nine- month periods ended September 30, 1999 and 1998.




                                        Three Months Ended            Nine Months Ended
                                           September 30                 September 30,
                                     -------------------------     -------------------------
                                        1999           1998          1999           1998
                                     ----------     ----------     ----------     ----------
Production:
         Oil (Bbls)                      32,712         16,720         75,106         59,451
         Gas (Mcf)                      751,470        235,265      1,821,774        460,463
         Total Production (Mcfe)        947,744        335,585      2,272,412        817,169


Sales:
         Total oil sales             $  643,114     $  212,026     $1,203,302     $  797,285
         Total gas sales              1,902,867        547,722      4,053,141      1,062,768


Average sales prices:
         Oil (per Bbl)               $    19.66     $    12.68     $    16.02     $    13.41
         Gas (per Mcf)                     2.53           2.33           2.22           2.31
         Per Mcfe                          2.69           2.26           2.31           2.28


     The net income totaled $212,000 for the quarter ended September 30, 1999 as compared to the net loss of $12 million for the same quarter of 1998. Net loss for the nine months ended September 30, 1999 was approximately $1,046,000 as compared to net loss of approximately $13 million for the first nine months of 1998. The income in 1999 compared to the loss in 1998 for the third quarter and the nine months is primarily the result of the full cost ceiling write-down associated with the merger with American, (see "Full Cost Ceiling Write-Down") and non-recurring cost associated with the merger in 1998. In addition, production has increased as the result of the addition of the American wells and new wells drilled and placed on production.

     On a thousand cubic feet equivalent (Mcfe) basis, third quarter 1999 production volumes increased 182% over third quarter 1998 production volumes. For the nine months ended 1999, the increase was 178% compared to the nine months in 1998. This is due to the merger with American and the addition of the CL&F #12 in the Turtle Bayou Field and the C-1 well at High Island 494. The CL&F #12 discovery occurred in the fourth quarter of 1998 and commenced production in December 1998. The C-1 well was placed on production in early July, 1999. The properties previously owned by American produced 185,000 Mcfe and 945,000 Mcfe for the three months and nine months ended September 30, 1999, respectively. The CL&F #12 produced 38,000 Mcfe and 226,000 Mcfe for the three month and nine month periods ended September 30, 1999, respectively. The C-1 well produced 420,000 Mcfe since commencing production this quarter.

     Oil and gas sales during the third quarter of 1999 increased 236% to $ 2,557,000, as compared to third quarter 1998 revenues of $760,000. For the first nine months of 1999, oil and gas sales increased 185% to $5,295,000, compared to oil and gas revenues of $1,860,000 during the 1998 period. These increases resulted from the production increases discussed above. Third quarter higher product prices also contributed to the increase. Stated on a Mcfe basis, unit prices received during the third quarter of 1999 were 19% higher than the prices received during the comparable 1998 period, and were basically unchanged for the nine month periods.

     Lease operating expenses for the third quarter of 1999 increased to $802,000 from $151,000 during the third quarter of 1998 due primarily to the American merger and the addition of the related properties. Also, operating expenses were added as the result of the new discoveries discussed above. Operating expenses for the nine months ended September 30, 1999 increased to $1,777,000 from $508,000 during the nine months ended September 30, 1998. On a Mcfe basis, operating expenses for the third quarter increased from $ .45 per Mcfe in 1998 to $ .85 in 1999 and increased from $ .62 per mcfe for the first nine months of 1998 to $ .78 for the first nine months in 1999.

     General and administrative expenses during the third quarter of 1999 totaled $344,000 as compared to expenses of $840,000 during the 1998 quarter. Not included in the 1999 amount is $320,000 which was capitalized as related directly to the acquisition, exploration and development effort. For the nine month period ended September 30, 1999, general and administrative expenses totaled $1,055,000, (excluding $891,000 which was capitalized), compared to $1,393,000 for the same period in 1998. In total, general and administrative expenses increased in 1999 due to additional staffing levels related to the generation and operation of properties. The third quarter of 1998 included non-recurring costs associated with closing the Company's Vancouver office and termination of Canadian consultants and employees which was more than the cost of the increased staffing in 1999.

     Interest expense increased due to the addition of the debt associated with the American merger and the addition of the non-recourse financing associated with the completion, flow line and facility cost of High Island Block 494 property.

     Depreciation, depletion and amortization ("DD&A") expense for the nine months ended September 30, 1999 increased 69% from the 1998 period, resulting from the additions to property cost on the balance sheet for the American properties. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the first nine months of 1999 was $1.35 per Mcfe compared to $2.22 per Mcfe for the same period in 1998. For the third quarter of 1999, DD&A per mcfe was $1.10 compared to $1.55 for the comparable period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

     Working Capital and Cash Flow. Working capital (before considering the current portion of debt) decreased from $0.1 million deficit at December 31, 1998 to a deficit of $0.4 million at September 30, 1999. This was caused primarily by funds expended for principal payments on debt and oil and gas properties.

     The Company has no borrowings under its reducing revolving line of credit. The borrowing base of this facility is currently being redetermined. Interest under the loan is payable monthly at prime plus 1/2% (8 3/4% at September 30, 1999).

     On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. Interest is payable at 12% and the lender received a 2 1/2% overriding royalty interest in the property as security for the loan. For the first three production months, all of the net cash flow from the property will be dedicated to payment of principal and interest on the loan. Subsequently, 85% of the net cash flow from the property (assuming certain production levels) will be dedicated to debt service. The well began producing during the first part of July 1999.

     For the first nine months of 1999, net cash flow from operations before working capital changes increased from a negative $266,000 in 1998 to $2,012,000 in 1999. This was the result of the addition of the American properties, the CL&F #12 discovery in the Turtle Bayou Field and the C-1 Well discovery at High Island 494.

     In August, the Company completed a private placement of 5 million units at a purchase price of $1.00 per unit for a total consideration of $5,000,000 before fees and expenses. Net proceeds of $4,508,000 from the private placement will be used for drilling and exploration costs, delay rentals on oil and gas leases, and working capital and general corporate purposes. Each unit sold in the private placement consists of one share of the Company's common stock and one warrant exercisable to purchase one-half a share of the Company's common stock. Each warrant is exercisable at any time through the fourth year after issuance to purchase one-half of a share of the Company's common stock at a per share purchase price of $1.25. In addition, the Company issued to the placement agents of the units, warrants to purchase 500,000 shares of the Company's common stock. The warrants received by the placement agents are exercisable at any time for a period of five years to purchase one share of the Company's common stock at a per share purchase price of $1.25 per share. The Company has agreed to file a registration statement covering the resale of its common stock underlying the units and the shares of its common stock issuable on the exercise of the warrants. Funds not expended in the third quarter for the purposes stated above were used to pay down the Company's reducing revolving line of credit.

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


     Year 2000 Compliance. During 1998, the Company's executive management and Board of Directors implemented a program to identify, evaluate and address the Company's Year 2000 ("Y2K") risks to ensure that all its Information Technology ("IT") Systems and Non-IT Systems will be able to process dates from and after January 1, 2000 without critical systems failure. In addition to evaluating its own systems, the Company has assessed the Y2K risks associated with its significant customers and suppliers.

     The Company has evaluated its IT Systems for Y2K compliance. As part of this evaluation, the Company contracted third-party consultants to assist in the identification and replacement of non-compliant IT Systems. During 1998, the Company modified all IT Systems for Y2K compliance. These modifications were completed in the third quarter of 1999.

     The Non-IT Systems were assessed to determine which systems would be affected by Y2K issues. All necessary replacements or modifications have been made.

     The assessment of third parties has the primary purpose of determining any disruptions in operations due to non-compliance by an outside organization. This was determined by contacting the Company's suppliers and customers to determine their level of Y2K compliance and the steps they are taking towards compliance. Based on the responses thus far, no corrective measures are necessary.

     Total costs incurred to-date for consultants, software and hardware applications for Y2K compliance are approximately $40,000. No additional costs are anticipated. The Company does not separately account for the internal costs incurred for its Y2K Compliance efforts.

     Based on risk assessments, the Company believes the most likely Y2K related failure would be a temporary disruption in certain materials and services provided by third-parties, which would not be expected to have a material adverse effect on the Company's financial condition or results of operations. If it is determined that Y2K related failure would have a material adverse effect on the Company, contingency plans will be developed. There can be no assurance that the Company will not be materially adversely affected by Y2K problems.

Full Cost Ceiling Write-Down. The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" (the "pool") as incurred, and properties in the pool are depleted and charged to operations using the units of production method based on the ratio of current production to total proved future production. Additionally, the cost in excess of the net book value of assets and liabilities acquired in the merger with American of $7.9 million, discussed above, is recorded in the pool at September 30, 1998, and is subject to depletion or write-down. To the extent that costs capitalized in the pool (net of accumulated depreciation, depletion and amortization) exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company was required to write down its asset base at the end of the third quarter of 1998 due primarily to the cost in excess of net book value recorded in the merger with American and significant declines in oil prices during 1998.



DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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


     Price Risk

     The Company's revenues are derived from the sale of its crude oil and-natural gas production. Based on projected annual sales volumes for the remaining three months of 1999, a 10% decline in the prices the Company receives for its crude oil and natural gas production would have an approximate $350,000 impact on the Company's revenues.

                                     PART II

Item 1. LEGAL PROCEEDINGS

     WILDHAY. In the Company's report on Form 10-K filed on March 31, 1999, the Company disclosed that it was a party to court proceedings in the Court of Queen's Bench of the Province of Alberta. These proceedings were commenced on May 13, 1996 by a drilling contractor, Artisan Corporation, relative to the drilling of a well on behalf of the Company and a joint venture partner. The Company defended the proceedings and filed a counter claim for breach of contract against Artisan Corporation and claims of negligence against Artisan Corporation and Tuboscope Vetco Canada Inc. for an amount which exceeded the claim of the drilling contractor. The Company recently entered into a settlement agreement with Artisan Corporation and Tuboscope Vetco Canada Inc. pursuant to which all claims of the parties to the proceedings were released in consideration for which the Company received approximately $560,000.


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In August 1999, the Company completed a private placement of 5 million units to accredited investors at a purchase price of $1.00 per unit for a total consideration of $5,000,000 before fees and expenses. Each unit sold in the private placement consisted of one share of the Company's common stock and one warrant to purchase one-half a share of the Company's common stock. Each warrant is exercisable at any time for a period of four years after the date of issuance to purchase one-half a share of the Company's common stock at a purchase price of $1.25 per share. In addition, the Company issued to the placement agents of the units, warrants to purchase 500,000 shares of the Company's common stock. The warrants received by the placement agents are exercisable at any time for a period of five years after the date of issuance to purchase one share of the Company's common stock at a purchase price of $1.25 per share. In addition, the Company agreed to file a registration statement covering the resale of its common stock underlying the units and the shares of its common stock issuable on the exercise of the warrants received by the unit holders and the placement agents within 60 days of the closing of the private placement.

Item 5. OTHER INFORMATION

     On September 14, 1999 and October 20, 1999, respectively, Francisco A. Garcia and William W. Rucks, IV were elected to the Company's board of directors.

     Since January 1, 1999, Mr. Garcia has been the Director of Corporate Finance for Cramer Rosenthal McGlynn, LLC, an investment management firm. Since July 1997, Mr. Garcia has been a director at Logimetrics, Inc., a broadband wireless equipment and component manufacturer and seller. From 1987 to December 1997, he served as chairman of the board of Neptune Management Company, Inc., a manager of funds and accounts investing in distressed securities, obligations and consumer receivables. From 1991 until December 1998, Mr. Garcia served as president to Nethuns, Inc., a firm engaged in financial advisory, consumer finance and investment activities. Mr. Garcia is a citizen of Spain.

     Mr. Rucks has been a private venture capitalist-investor since September 1996. He has served as a director of OMNI Energy Services, Inc. since 1997. He served as president and vice chairman of Ocean Energy, Inc. formerly Flores & Rucks, Inc., from July 1995 until September 1996 and as its president and chief executive officer from its inception in 1992 until July 1995. From 1985 to 1992, Mr. Rucks served as president to FloRuxco, Inc. Before then, Mr. Rucks worked as a petroleum landman with Union Oil of California in its Southwest Louisiana District, serving as area land manager from 1981 to 1984.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               27.1     Financial data schedule

          (b)  Reports on Form 8-K:
               The Company filed a report on Form 8-K on August 9, 1999 reporting the private placement of its securities.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PETROQUEST ENERGY, INC.

Date:  November 15, 1999                  By: /s/ Robert R. Brooksher
                                             ----------------------------------
                                          Robert R. Brooksher
                                          Chief Financial Officer and Secretary
                                          (Authorized Officer and Principal
                                          Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                   Description
------                   -----------------------
27.1                     Financial data schedule