Form 10-K
period 1999-12-31
PETROQUEST ENERGY INC
filed 2000-03-30
CIK 872248

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
         [X]      Annual Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                                       or

         [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the transition period from            to

                         Commission File Number: 019020

                             PETROQUEST ENERGY, INC.
             (Exact name of registrant as specified in its charter)

   State of incorporation:                    I.R.S. Employer Identification No.
          Delaware                                         98-0115468

                     400 E. Kaliste Saloom Road, Suite 3000
                           Lafayette, Louisiana 70508
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (337) 232-7028

        Securities registered pursuant to Section 12(b) of the Act: None



           Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, Par Value $.001 Per Share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes   [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $32,845,382 as of March 17, 2000 (based on the last reported sale price of such stock on the Nasdaq National Market System).

         As of March 17, 2000, the registrant had outstanding 24,089,222 shares of Common Stock, par value $.001 per share.

         Document incorporated by reference: Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held on May 23, 2000 which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS




                                                                                                Page No.
                                                                                                --------
                                                         PART I

Item 1.    Business .............................................................................  1

Item 2.    Properties ...........................................................................  8

Item 3.    Legal Proceedings .................................................................... 11

Item 4.    Submission of Matters to a Vote of Security Holders .................................. 11


                                                         PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ................ 12

Item 6.    Selected Financial Data .............................................................. 13

Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations .............................................................. 13

Item 7A.   Disclosure About Market Risks ........................................................ 18

Item 8.    Financial Statements and Supplementary Data .......................................... 18

Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ............................................................... 18


                                                         PART III

Item 10.   Directors and Executive Officers of the Registrant ................................... 18

Item 11.   Executive Compensation ............................................................... 18

Item 12.   Security Ownership of Certain Beneficial Owners and Management ....................... 18

Item 13.   Certain Relationships and Related Transactions ....................................... 18


                                                         PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...................... 18

           Index to Financial Statements ........................................................ F-1

         This Form 10-K contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in and incorporated by reference into this Form 10K are forward-looking statements. These forward-looking statements include, without limitation, statements regarding our estimate of the sufficiency of our existing capital resources and its ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in estimating quantities of proved oil and natural gas reserves and in projecting future rates or production and timing of development expenditures. Although we believe that the expectations reflected in these forward looking statements are reasonable, we cannot give any assurance that such expectation reflected in these forward looking statements will prove to have been correct.

         When used in this Form 10-K, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussions and Analysis of Financial Condition and Results of Operations", "Risk Factors" and elsewhere in this Form 10-K.

         You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

         We cannot guarantee any future results, levels of activity, performance or achievements. Excepts as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this Form 10-K

                                     PART I

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

         The Company was incorporated under the name "Lathwell Resources Ltd.", by registration of Articles and Memorandum pursuant to the laws of the province of British Columbia, Canada on April 11, 1983. On February 5, 1988, consolidating its common stock on a 1 for 5 basis, the Company changed its name to "Optima Energy Corporation". On July 9, 1992, the Company changed its name to "Optima Petroleum Corporation" ("Optima") concurrently with a 1 for 2.5 consolidation of its common stock. It was continued under the Canada Business Corporation Act on May 23, 1995.

         On September 1, 1998, the Company, formerly Optima Petroleum Corporation, consummated a merger (the "Merger") by and among the Company, Optima Energy (U.S.) Corporation, a wholly owned subsidiary of the Company, Goodson Exploration Company ("Goodson"), NAB Financial, L.L.C. ("NAB") and Dexco Energy, Inc. ("Dexco"), pursuant to which the Company acquired 100% of the ownership interests of American Explorer L.L.C. ("American") all which were owned by Goodson, NAB and Dexco. Following the Merger, the Company was continued and domesticated from a Canadian corporation to a Delaware corporation (the "Continuation"), changing its name to "PetroQuest Energy, Inc." and adopting a new certificate of incorporation. In addition, Optima Energy (U.S.) Corporation changed its name to PetroQuest Energy, Inc. and became a Louisiana corporation and American Explorer, L.L.C. changed its name to PetroQuest Energy One, L.L.C.

         In connection with the Merger, the Company issued to the owners of Goodson, NAB and Dexco 7,335,001 shares of Company common stock, par value $.001 per share (the Common Stock), and 1,667,001 Contingent Stock Issue Rights (the "CSIR"). The CSIRs entitle the holders to receive an additional 1,667,001 shares of Common Stock at such time as the trading price for the Common Stock is $5.00 or higher for 20 consecutive trading days. Shares of the Common Stock and CSIRs issued in the Merger were issued to the following persons, each of whom became an officer and director of the Company upon completion of the Merger:


                                                   SHARES OF COMMON STOCK                        CSIRS
                                                   ----------------------                    -------------
     Charles T. Goodson                                 2,567,250                               583,450
     Alfred J. Thomas, II (1)                           1,309,298                               297,560
     Ralph J. Daigle                                    2,200,500                               500,000

     ----------------------------------
     (1) Does not include 487,778 shares and 110,856 CSIRs issued to Mr. Thomas' spouse and an aggregate of 770,175 shares and 175,035 CSIRs issued to Mr. Thomas' adult children.

         In addition, Robert R. Brooksher, who became a director and Chief Financial Officer and Secretary of the Company upon completion of the Merger, holds a three year option to acquire from Charles T. Goodson, Alfred J. Thomas, II, Janell B. Thomas, Alfred J. Thomas, III, Blaine A. Thomas, Natalie A. Thomas and Ralph J. Daigle 5% of the shares of Common Stock and CSIRs issued in connection with the Merger.

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

         In addition, management of the Company was changed to the management of American. The Canadian offices were closed and the Company's headquarters were moved to Lafayette, Louisiana. PetroQuest maintains an offshore exploration office in Houston, Texas.

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

         In view of the many uncertainties affecting the supply and demand for oil, gas and refined petroleum products, the Company is unable to predict future oil and gas prices and demand or the overall effect such prices and demand will have on the Company. For the year ended December 31, 1999, Creole Gas Co., The Meridian Resource Exploration Co., and El Paso Energy Marketing Co. purchased 22%, 12% and 10%, respectively of the Company's oil and gas production. PetroQuest does not believe that the loss of any of the Company's oil purchasers would have a material adverse effect on the Company's operations. Additionally, since all of the Company's gas sales are on the spot market, the loss of one or more gas purchasers should not materially and adversely affect the Company's financial condition. The marketing of oil and gas by PetroQuest can be affected by a number of factors which are beyond the Company's control, the exact effects of which cannot be accurately predicted.

EMPLOYEES

         The Company had 24 employees as of December 31, 1999. PetroQuest believes that its relationships with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement. From time to time, the Company utilizes the services of independent contractors to perform certain services.

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

FEDERAL, STATE OR AMERICAN INDIAN LEASES. In the event the Company conducts operations on federal, state or American Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management ("BLM") or Minerals Management Service or other appropriate federal or state agencies.

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

RISK FACTORS

VOLATILITY OF OIL AND GAS PRICES; MARKETABILITY OF PRODUCTION. The Company's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the action of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial short-term or extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations.

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

CONTROL BY MANAGEMENT. Executive officers and directors of the Company beneficially own approximately 40% of the outstanding Common Stock. This percentage ownership is based on the number of shares of Common Stock outstanding at March 17, 2000 and the beneficial ownership of such persons at such date. As a result, these persons may be in a position to control the Company through their ability to determine the outcome of elections of the Company's directors and certain other matters requiring the vote or consent of the Company's stockholders.

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

ITEM 2.  PROPERTIES

         The Company is engaged in the development, exploration, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region. As of December 31, 1999, the Company's estimated proved reserves totaled 2,194 thousand barrels of oil and 15,128 billion cubic feet of natural gas, with pre-tax present value discounted at 10%, of the estimated future net revenues based on constant prices in effect at year-end ("Discounted Cash Flow") of $43 million. Approximately 40% of the Company's reserves are proved developed reserves. The Company operates 10 fields representing approximately 83% of the total Discounted Cash Flow attributable to estimated proved reserves.

SIGNIFICANT PROPERTIES

         VALENTINE FIELD, LAFOURCHE PARISH, LA. The Valentine Field has to date produced in excess of one trillion cubic feet of gas equivalent. This project began in 1993. For the month of December 1999, production averaged 60 Bbls of oil per day and 1,260 Mcf of natural gas per day from 8 wells. Due to various landowner and partner problems, only three 2-D seismic lines were shot over this south Louisiana salt dome structure, and thus virtually no deep exploration ever occurred. PetroQuest and a major oil and gas company acquired an 86 square mile 3-D survey in November 1998. The Company bought the oil and gas company's interest in this field in August 1999 and sold it to another oil and gas company in October 1999. The Company continues to evaluate the data and has a 35% to 50% working interest in these prospects. At December 31, 1999 the first well to be drilled as a result of the new 3-D survey was in progress.

         TURTLE BAYOU FIELD, TERREBONNE PARISH, LA. The Company participated in the drilling of thirteen wells in the Turtle Bayou Field. As of December 31, 1999, there are 7 producing wells in the field in which PetroQuest holds a working interest. Collectively, the 7 producing wells averaged 17,200 Mcf of natural gas and 310 barrels of condensate per day for the month of December 1999. Our working interest varies between 46.19% and 16.98% with a weighted average working interest of 38.34%. PetroQuest acquired a 3-D regional seismic survey shot in 1998 which incorporates the Turtle Bayou Field. As a result six prospects with multiple objectives have been identified. The first three wells have been drilled and completed and a fourth well is expected to begin drilling in the second quarter of 2000.

         BULLY CAMP FIELD, LAFOURCHE PARISH, LA. The Company acquired a 100% working interest in this property in 1993. In December 1999, fourteen wells in this field were producing at a combined rate of 1,270 Mcf of gas per day and 135 barrels of oil per day.

         MERIDIAN RESOURCES JOINT VENTURE, LA. Under the master participation agreement with Meridian Resource Corporation dated October 1, 1993, PetroQuest has evaluated ten prospect areas, of which five have been drilled, four rejected after geological and geophysical review and one prospect at Stella to be drilled at a later date not yet determined. At December 31, 1999, drilling resulted in five currently producing wells at a combined rate of 2,300 barrels of oil per day and 5,200 Mcf of gas per day. Our working interest averages 8% in these wells.

         BRAZOS BLOCK 446, TEXAS OFFSHORE STATE WATERS. The Company acquired a 44% working interest in this property in early 1997. At December 31, 1999, production was approximately 3,000 Mcf of gas per day from one well.

         GALVESTON BLOCK 303, FEDERAL OUTER CONTINENTAL SHELF WATERS. PetroQuest generated and drilled the discovery well on this property in 1996. It has a 21.875% working interest in this field. In addition to drilling and completing three wells, one well and a production platform were acquired. The initial phase of exploration and development of this field has been completed. At December 1999, production was 2,800 Mcf of gas per day from three wells.

         HIGH ISLAND BLOCK 494, FEDERAL OUTER CONTINENTAL SHELF WATERS. PetroQuest and its partners acquired a 1/3 interest in this property (Snapper) in 1996 and the remaining 2/3 interest in late 1998. It sold approximately 58% of this prospect and drilled the C-1 well in December 1998 and January 1999. The well encountered 207 feet of gross hydrocarbon column with 80 feet of net natural gas pay. The well began producing in July and at December 31, 1999 was producing at a rate of approximately 12 MMcf of gas per day.

         VERMILION BLOCK 375, FEDERAL OUTER CONTINENTAL SHELF WATERS. PetroQuest acquired this property (Hawk) in March, 1999 and sold it to industry partners retaining a 5% working interest and a 5% net revenue interest. It was drilled in June and July 1999 and encountered 590 feet of gross hydrocarbon pay (425 feet net). At December 31, 1999 development was in progress with first production expected in the third quarter of 2000.

         VERMILION BLOCK 376, FEDERAL OUTER CONTINENTAL SHELF WATERS. The Company and its partners drilled a well on this property (Falcon) in the fourth quarter of 1999 and logged 285 feet of gross hydrocarbon column (136 feet net). Development is in progress with first production expected in the fourth quarter of 2000. PetroQuest is the operator of the project and owns a 43% working interest.

OIL AND GAS RESERVES

         The following table sets forth certain information about the estimated proved reserves of the Company as of December 31, 1999 (See Item 1. Business - Estimates of Oil and Gas Reserves).


                            Oil (MBbls)                  Gas (MMcfs)

Proved developed:               402                          8,810

Proved undeveloped:           1,792                          6,318

Total proved:                 2,194                         15,128

Estimated pre-tax future net cash flows (000's)     $59,056

Discounted pre-tax future net cash flows (000's)    $43,069

         The Company's independent reserve engineers (Ryder Scott Company) prepared the estimates of proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31, 1999. Reserves were estimated using oil and gas prices and production and development costs in effect at December 31, 1999 without escalation, and were otherwise prepared in accordance with Securities and Exchange Commission regulations regarding disclosure of oil and gas reserve information. The product prices used in developing the above estimates averaged $24.92 per Bbl of oil and $2.33 per MMBtu of gas. Because of the high Btu content of the Company's Gulf Coast gas, this equates to an average price realized of approximately $2.57 per Mcf.

         The Company has not filed any reports with other federal agencies which contain an estimate of total proved net oil and gas reserves.

OIL AND GAS DRILLING ACTIVITY

         The following table sets forth the wells drilled and completed by the Company during the periods indicated. All such wells were drilled in the continental United States.


                                                Years Ended December 31,
                                                ------------------------
                                  1999                      1998                  1997
                                  ----                      ----                  ----

                              Gross    Net              Gross  Net            Gross   Net
                              -----    ---              -----  ---            -----   ---
Exploration:
  Productive                     4     1.33                2    .74               4    .72
  Non-Productive                 1      .05               --     --               2    .33
                              ----     ----             ----   ----            ----   ----
  Total                          5     1.38                2    .74               6   1.05
                              ====     ====             ====   ====            ====   ====

Development:
  Productive                     1      .41               --     --               2     33
  Non-Productive                --       --               --     --              --     --
                              ----     ----             ----   ----            ----   ----
  Total                          1      .41               --     --               2    .33
                              ====     ====             ====   ====            ====   ====

         The Company owned working interests in 44 gross (22.5 net) producing oil and gas wells at December 31, 1999. At December 31, 1999, the Company had one exploratory well in progress.

LEASEHOLD ACREAGE

         The following table shows the approximate developed and undeveloped (gross and net) leasehold acreage of the Company as of December 31, 1999.


                                                  Leasehold Acreage
                                                  -----------------
                                            Developed              Undeveloped
                                            ---------              -----------
                                         Gross       Net       Gross        Net
                                        ------     ------      ------      ------
Mississippi (onshore)                       --         --      10,757       7,172
Louisiana (onshore)                      8,069      2,336      18,521       8,204
Texas (offshore)                         1,440        660          --          --
Federal Waters                          21,520      6,429      18,521      13,377
                                        ------     ------      ------      ------
Total                                   31,029      9,425      47,799      28,753
                                        ======     ======      ======      ======


         In addition, PetroQuest has 4,042 gross acres and 1,616 net acres under option in Louisiana.

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

S.W. HOLMWOOD

         PetroQuest Energy, Inc. f/k/a Optima Energy (U.S.) Corp. v The Meridian Resource & Exploration Company f/k/a Texas Meridian Resources Exploration, Inc. bearing Civil Action No. 99-2394 of the United States District Court for the Western District of Louisiana. The Company asserts a claim for damages against Meridian resulting from defendant's activities as operator of the Southwest Holmwood property, Calcasieu Parish, Louisiana which resulted in a final judgment of the United States District Court for the Western district of Louisiana ordering cancellation of the parties' productive oil and gas lease and joint exploration agreement with Amoco Production Company, forfeiture of two producing wells on the lease and substantial damages against the defendant causing the Company the loss of its investment and profits.

         The Meridian Resource & Exploration Company v. PetroQuest Energy, Inc., bearing Docket No. 996192A of the 15th Judicial District court in and for the Parish of Lafayette, Louisiana. Meridian asserts that the Company is responsible as an investor under its participation agreement with Meridian for $530,004.45 of the losses, costs, expense and liability of Meridian resulting from the final judgment that was rendered in favor of Amoco and against Meridian in legal proceedings relative to the Southwest Holmwood Field, Calcasieu Parish, Louisiana in the matter "Amoco Production Company v. Texas Meridian Resource & Exploration Company," bearing Civil Action No. 96-1639 in the United States District Court for the Western District of Louisiana (Civil Action No. 98-30724 in the United States Court of Appeals for the Fifth Circuit). Although the Company accrued $70,000 when the district court decision was rendered against Meridian in December 1997, the Company denies liability to Meridian for losses sustained by Meridian as operator as a result of the Amoco litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

         The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "PQUE" and on the Toronto Stock Exchange under the symbol "PQU". The following table lists high and low sales prices per share for the periods indicated.


                                           The Nasdaq Stock Market             Toronto Stock Exchange
                                           -----------------------             ----------------------
Quarter Ended                               High              Low               High             Low
-------------                               ----              ---               ----             ---
                                           (U.S.$)           (U.S.$)          (Cdn.$)           (Cdn.$)
1998
       1st  Quarter                         1.69               1.00             2.50             1.41
       2nd  Quarter                         1.69                .88             2.25             1.35
       3rd  Quarter                         1.25                .63             1.50             1.50
       4th  Quarter                         1.13                .56             1.55             1.00

1999
       1st  Quarter                         1.06                .63             1.25              .75
       2nd  Quarter                         1.19                .38             1.65              .75
       3rd  Quarter                         1.75                .78             2.50             1.20
       4th  Quarter                         1.97               1.28             3.00             2.00

         As of March 17, 2000, there were approximately 626 common stockholders of record.

         The Company has not paid dividends on the Common Stock and intends to retain its cash flow from operations for the future operation and development of its business. In addition, the Company's credit facility restricts payments of dividends on its common stock.

         On May 5, 1999, the Company's Common Stock ceased trading on the
Nasdaq Stock Market as a result of the Company's failure to satisfy the revised listing and maintenance standards as contained in SEC Release No. 34-38961 (August 22, 1997), which included a minimum bid price of $1.00 for the Common Stock. The Common Stock was immediately eligible to trade on the OTC Bulletin Board, while the Company's listing on the Toronto Stock Exchange was not affected. On December 23, 1999, the Common Stock was again approved for listing on The Nasdaq Stock Market. The listing was the result of the Nasdaq Listing and Hearing Review Council's decision, as approved by the NASD Board, to reverse the Nasdaq Listing Qualifications Panel's determination to delist the Common Stock.

         The Company maintains a reducing revolving line of credit to provide for borrowings of up to $25 million, subject to a cap calculated on the Company's borrowing base, as defined. At December 31, 1999, the borrowing base was $2.1 million and was fully funded. Each month the borrowing base is reduced by $115,000. The borrowing base amount and the amount by which it will be reduced, is established by the lender and is based on their evaluation of the Company's oil and gas properties. The borrowing base is redetermined semi-annually on February 1 and August 1 of each year. The result of the February 1, 2000 borrowing base review has not yet been determined. Interest under the loan is payable monthly at prime plus 1/2% (9% at December 31, 1999). It is secured by substantially all of the Company's oil and gas properties. A commitment fee of .5% per annum on the unused available borrowing base is payable quarterly.

RECENT SALES OF UNREGISTERED SECURITIES

         In November and December 1999, the Company issued an aggregate of 238,500 shares of Common Stock in exchange for interests in certain oil and gas properties. The shares were issued directly by the Company, without the payment of any commissions, to accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 1999 have been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.

                                              Years Ended December 31,
                                              ------------------------
                                 1999       1998        1997        1996       1995
                                 ----       ----        ----        ----       ----
                                      (000's omitted except per share data)

Revenues                      $  8,607    $  3,377    $  4,145    $  7,982   $  3,888
Net Income (Loss)                 (310)    (16,240)     (2,914)        169     (2,002)
Earnings (Loss) per share        (0.01)      (1.20)      (0.26)       0.01      (0.22)
Oil and Gas Properties, net     21,490      17,423      12,862      24,909     23,396
Total Assets                    29,901      20,066      20,163      29,641     27,558
Long-term Debt                   2,927       1,300         100       4,488      5,418
Stockholders' Equity            18,105      13,336      18,740      22,314     20,360


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

MERGER OF OPTIMA ENERGY (U.S.) CORPORATION

         On September 1, 1998, the Company completed its transaction to merge its wholly owned subsidiary, Optima Energy (U.S.) Corporation, with American Explorer, L.L.C. (American). Concurrent with the transaction, the Company became a Delaware corporation and converted each share of no par value common stock into one share of the Company's $.001 par value common stock and changed its name from Optima Petroleum Corporation to PetroQuest Energy, Inc. American conducted oil and natural gas exploration activities in the Gulf Coast Region.

         Under the terms of the transaction, American merged with the Company in exchange for 7,335,001 shares of the Company's common stock, issued primarily to the three former members of American, representing about 40% of the post acquisition shares outstanding. Additionally, the Company issued to members of American and certain current officers of the Company 1,667,001 contingent stock rights exchangeable for common shares should the market share price of the Company's common stock exceed $5.00 per share for 20 consecutive trading days during the three year term of the rights. The rights terminate on September 1, 2001. Should these rights become exchangeable, the Company would be required to issue 1,667,001 shares, representing 6.50% of undiluted shares outstanding (after conversion of the rights) at December 31, 1999, for no net proceeds.

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
                                                                                 -------
                                                                                 $10,601
                                                                                 =======

         The purchase price in excess of the net book value of the net assets acquired of $7.9 million was allocated to the Company's oil and gas properties. The operating results of American have been consolidated in the Company's consolidated statement of operations since September 1, 1998.

NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 2001. Because the Company does not currently use derivative instruments, the adoption of SFAS No. 133 will not impact the Company's financial statements.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the years ended December 31, 1999, 1998 and 1997.


                                             Years Ended December 31,
                                             ------------------------
                                       1999           1998         1997
                                     ---------     ---------     ---------
Production:
         Oil (Bbls)                    104,761        83,637       105,562
         Gas (Mcf)                   2,830,803     1,049,247       677,300
         Total Production (Mcfe)     3,459,369     1,551,063     1,310,672

Sales:
         Total oil sales            $1,933,192    $1,069,570    $2,116,193
         Total gas sales            $6,583,026    $2,173,620    $1,848,069

Average sales prices:
         Oil (per Bbl)              $    18.45    $    12.79    $    20.04
         Gas (per Mcf)              $     2.33    $     2.07    $     2.73
         Per Mcfe                   $     2.46    $     2.09    $     3.02

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND
1998

Oil and Gas Revenues

         Oil and gas revenues increased from $3,263,000 to $8,516,000 in 1999 or an increase of 161%. This increase is the result of both increases in production volumes and higher product prices for both oil and gas. Production volumes increased primarily due to three new discoveries beginning production. Also, the American properties were added in September, 1998. Product prices increased 18% on an Mcfe basis from 1998 to 1999, reflecting higher product prices for both oil and gas.

Lease Operating Expenses

         Lease operating expenses increased 96% from $1,349,000 to $2,638,000. This resulted from the additional wells discussed above. On an Mcfe basis, operating expenses for the year decreased from $.87 in 1998 to $.76 in 1999.

Depreciation, Depletion and Amortization

         Depreciation, depletion and amortization (DD&A) increased 58% from $2,801,000 to $4,472,000. This is due to the increased production for the year and additions to property cost for the American properties and new discoveries. On an Mcfe basis, which reflects changes in production, the DD&A rate for 1999 was $1.29 per Mcfe compared to $1.81 for 1998.

Full Cost Ceiling Write-Down

         The full cost ceiling write-down in 1998 of $13,431,000 was primarily attributable to cost in excess of net book value recorded in the 1998 merger with American and significant declines in oil and gas prices in 1998.

General and Administrative Expenses

         Expensed general and administrative costs decreased from $1,779,000 in 1998 to $1,625,000 in 1999. In 1999 and 1998, $1,361,000 and $438,000 of general and administrative costs were capitalized as related directly to the acquisition, exploration and development effort. Total general and administrative costs increased in 1999 due to additional staffing levels related to the generation of prospects, exploration for oil and gas reserves and operation of properties.

Interest Expense

         Interest expense decreased because the Company capitalized interest of $434,000 in 1999. No interest was capitalized in 1998.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

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


LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flow

         Working capital (before considering debt) increased from a $0.1 million deficit in 1998 to positive working capital of $1.4 million in 1999. This was caused primarily by funds obtained from the Company's private placement (discussed below) and improved operating results partially offset by expenditures for exploration and development.

         The Company maintains a reducing revolving line of credit to provide for borrowings of up to $25 million, subject to a cap calculated on the Company's borrowing base, as defined. At December 31, 1999, the borrowing base was $2.1 million and was fully funded. Each month the borrowing base is reduced by $115,000. The borrowing base amount and the amount by which it will be reduced, is established by the lender and is based on their evaluation of the Company's oil and gas properties. The borrowing base is redetermined semi-annually on February 1 and August 1 of each year. The result of the February 1, 2000 borrowing base review has not yet been determined. Interest under the loan is payable monthly at prime plus 1/2% (9% at December 31, 1999). It is secured by substantially all of the Company's oil and gas properties. A commitment fee of .5% per annum on the unused available borrowing base is payable quarterly.

         On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. Interest is payable at 12% and the lender received a 2-1/2% overriding royalty interest in the property as security for the loan. For the first three months of production, all of the cash flow from production from the property was dedicated to debt service. Subsequently, 85% of the net cash flow from the property (assuming certain production levels) is dedicated to debt service. The well began producing during the first part of July 1999.

         Net cash flow from operations before working capital changes increased from negative $8,000 in 1998 to positive $4,280,000 in 1999. Included in the 1998 amounts are approximately $450,000 of non-recurring costs associated with closing the Company's Vancouver office and termination of Canadian consultants and employees. In addition, 1999 operations improved because of better product prices and increased production as the result of successful exploration activities.

         In August 1999, the Company completed a private placement of 5 million units at a purchase price of $1.00 per unit for a total consideration of $5,000,000 before fees and expenses. Net proceeds of $4,508,000 from the private placement were used for drilling and exploration costs, delay rentals on oil and gas leases, working capital and general corporate purposes. Each unit sold in the private placement consists of one share of the Company's common stock and one warrant. Each warrant is exercisable at any time through the fourth year after issuance to purchase one-half of a share of the Company's common stock at a price per share of $1.25. In addition, the Company issued to the placement agents of the units, warrants to purchase 500,000 shares of the Company's common stock. The warrants received by the placement agents are exercisable at any time for a period of five years to purchase one share of the Company's common stock at a per share purchase price of $1.25 per share. The Company has filed a registration statement covering the resale of its common stock underlying the units and the shares of its common stock issuable on the exercise of the warrants.

          Although the Company has no commitments for capital expenditures for 2000, it does have an exploration and development program for the year 2000 which will require significant capital. In order to fund its cash requirements for continued oil and gas exploration and development activities, the Company plans to obtain additional financing which could include sale of additional equity and debt securities and additional bank financing. Management intends for a substantial portion of anticipated capital expenditures to be funded through drilling ventures with industry partners; however, there is no assurance that such plans will be successful. If the Company is unable to obtain additional financing, it could be forced to delay or even abandon some of its exploration and development opportunities.

YEAR 2000 COMPLIANCE

         The year 2000 ("Y2K") issue was the result of concern that computerized systems would not be able to store and process the year portion of dates from and after January 1, 2000 without critical systems failure. During 1998 and 1999, we implemented and completed a plan to evaluate the potential Y2K risks of our critical Information Technology ("IT") and Non-IT Systems and replaced or made modifications to computer hardware and software that were deemed necessary for Y2K compliance. Costs incurred during the year related to Y2K compliance totaled $40,000. The Company does not separately account for the internal costs incurred for Y2K compliance efforts.

         As of March 17, 2000, we have not experienced any noticeable Y2K related systems failures or disruptions in the supply of materials or services provided by third parties.


FULL COST CEILING WRITE-DOWN

         The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" (the pool) as incurred, and properties in the pool are depleted and charged to operations using the units of production method based on the ratio of current production to total proved future production. Additionally, the cost in excess of the net book value of assets and liabilities acquired in the merger with American of $7.9 million, discussed above, is recorded in the pool at December 31, 1999, and is subject to depletion or write-down. To the extent that costs capitalized in the pool (net of accumulated depreciation, depletion and amortization) exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company was required to write-down its asset base in 1998 due primarily to the cost in excess of net book value recorded in the merger with American and significant declines in oil prices during 1998.

ITEM 7A.  DISCLOSURE ABOUT MARKET RISKS

         The Company's indebtedness under its line of credit is variable rate financing. The Company believes that its exposure to market risk relating to interest rate risk is not material. The Company believes that its business operations are not exposed to market risks relating to foreign currency exchange risk or equity price risk.

         The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for 2000, a 10% decline in the prices the Company receives for its crude oil and natural gas production would have an approximate $1,500,000 impact on the Company's revenues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information concerning this Item begins on F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 16, 1998, the board of directors of the Company replaced KPMG LLP ("KPMG") as its principal accountant with Arthur Andersen LLP ("Arthur Andersen"). Arthur Andersen was the principal accountant for American Explorer, L.L.C., which was acquired by the Company on September 1, 1998.

         KPMG's report on the Company's financial statements for 1997, the fiscal year, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and subsequent interim periods preceding the replacement of KPMG, there were no disagreements with KPMG on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has authorized KPMG to respond fully to any inquiries by Arthur Andersen.

                                    PART III

ITEMS 10, 11, 12 & 13

         For information concerning Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions, see the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held May 23, 2000, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

         The following financial statements of the Company and the Reports of the Company's Independent Public Accountants thereon are included on pages F-1 through F-18 of this Form 10-K.

                Reports of Independent Public Accountants
                Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the three years ended
                    December 31, 1999
                Consolidated Statements of Stockholder's Equity for the three years ended December 31, 1999
                Consolidated Statement of Cash Flows for the three years ended
                    December 31, 1999
                Notes to Consolidated Financial Statements

         2.  FINANCIAL STATEMENT SCHEDULES:

         All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.

     3.  EXHIBITS:

          2.1 Plan and Agreement of Merger by and among Optima Petroleum Corporation, Optima Energy (U.S.) Corporation, its wholly-owned subsidiary, and Goodson Exploration Company, NAB Financial L.L.C., Dexco Energy, Inc., American Explorer, L.L.C. (incorporated herein by reference to Appendix G of the Proxy Statement on Schedule 14A filed July 22, 1998).

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

          4.1 Registration Rights Agreement dated as of September 1, 1998 among Optima Petroleum Corporation, Charles T. Goodson, Alfred
                  J. Thomas, II, Ralph J. Daigle, Janell B. Thomas, Alfred J. Thomas, III, Blaine A. Thomas, and Natalie A. Thomas (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated September 16, 1998).
          4.2 Form of Certificate of Contingent Stock Issue Right (incorporated herein by reference to Exhibit 4.3 to Form 8-K dated September 16, 1998).
          4.3 Form of Warrant to Purchase Shares of Common Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-K dated August 9, 1999)
          4.4 Form of Placement Agent Warrant to Purchase Shares of Common Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.2 to Form 8-K dated August 9, 1999)

         10.1     1998 Stock Option Plan (incorporated herein by reference to
                  Exhibit 10.2 to Form 8-K dated September 16, 1998).
         10.2 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II (incorporated herein by reference to Exhibit 10.3 to Form 8-K dated September 16, 1998).
         10.3 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated September 16, 1998).
         10.4 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to Exhibit 10.4 to Form 8-K dated September 16, 1998).
         10.5 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Robert R. Brooksher (incorporated herein by reference to Exhibit 10.5 to Form 8-K dated September 16, 1998).
         10.6 First Amendment to Employment agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Charles T. Goodson dated July 30, 1999 (incorporated herein by reference to Exhibit 10.1 to For 8-K dated August 9, 1999)
         10.7 First Amendment to Employment Agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Alfred J. Thomas, II dated July 30, 1999 (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated August 9, 1999).
         10.8 First Amendment to Employment Agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Ralph J. Daigle dated July 30, 1999 (incorporated herein by reference to Exhibit
                  10.3 to Form 8-K dated August 9, 1999).
         10.9 First amendment to Employment Agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Robert R. Brooksher dated July 30, 1999 (incorporated herein by reference to Exhibit 10.4 to Form 8-K dated August 9, 1999)

         10.10 Credit Agreement dated September 24, 1998, among PetroQuest Energy, Inc. (a Louisiana corporation), PetroQuest Energy One, L.L.C. (a Louisiana limited liability company), PetroQuest Energy, Inc. (a Delaware corporation) and Compass Bank (Incorporated herein by reference to Exhibit 10.6 to the Form 10-K filed March 31, 1999).
         10.11 Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson
                  (Incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed March 31, 1999).
         10.12 Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II
                  (Incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed March 31, 1999).
         10.13 Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle
                  (Incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed March 31, 1999).
         10.14 Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Robert R. Brooksher
                  (Incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed March 31, 1999).
         10.15 First Amendment to Termination Agreement dated December 16, 1998, between PetroQuest Energy Inc. and Charles T. Goodson dated July 30, 1999 (incorporated herein by reference to Exhibit 10.5 to Form 8-K dated August 9, 1999).
         10.16 First Amendment to Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II dated July 30, 1999 (incorporated herein by reference to Exhibit 10.6 to Form 8-K dated August 9, 1999).
         10.17 First Amendment to Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle dated July 30, 1999 (incorporated herein by reference to Exhibit 10.7 to Form 8-K dated August 9, 1999).
         10.18 First Amendment to Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Robert R. Brooksher dated July 30, 1999 (incorporated herein by reference to Exhibit 10.8 to Form 8-K dated August 9, 1999).
         10.19 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson
                  (Incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed March 31, 1999).
         10.20 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II
                  (Incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed March 31, 1999).
         10.21 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle
                  (Incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed March 31, 1999).
         10.22 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Robert R. Brooksher
                  (Incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed March 31, 1999).
         10.23 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Daniel G. Fournerat
                  (Incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed March 31, 1999).
         10.24 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and William C. Leuschner
                  (Incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed March 31, 1999).
         10.25 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Robert L. Hodgkinson
                  (Incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed March 31, 1999).

         16.1 Letter from KPMG dated December 18, 1998 (incorporated herein by reference to Exhibit 16.1 to Form 8-K dated December 21,
                  1998)

         21.1 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement No. 333-55745 filed June 2, 1998)

         23.1     Consent of KPMG
         23.2     Consent of Arthur Andersen L.L.P.

         27.1     Financial data schedule

REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on December 28, 1999 announcing that the Company's common stock was again approved for listing on the Nasdaq Stock Market effective the beginning of business, Thursday, December 23, 1999.

         The Company filed a report on Form 8-K on December 17, 1999 announcing that the Company moved its headquarters to 400 E. Kaliste Saloom Road, Suite 3000, Lafayette, Louisiana 70508 on December 6, 1999.

         The company filed a report on Form 8-K on December 10, 1999, amending its report on Form 8-K filed on September 1, 1998 relating to matters acted on at a special meeting of its shareholders on August 21, 1998.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.


                                        PETROQUEST ENERGY, INC.

                                         By:/s/ Charles T. Goodson
                                           -------------------------------------
                                           CHARLES T. GOODSON
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.


By:/s/ Charles T. Goodson                                          President, Chief Executive Officer and
   --------------------------------                                Director (Principal Executive Officer)
CHARLES T. GOODSON

By:/s/ Alfred J. Thomas, II                                        Chief Operating Officer and Director
   --------------------------------
ALFRED J. THOMAS, II

By:/s/ Ralph J. Daigle                                             Senior Vice President - Exploration
   --------------------------------                                and Director
RALPH J. DAIGLE

By:/s/ Robert R. Brooksher                                         Chief Financial Officer, Secretary and
   --------------------------------                                Director (Principal Financial and Accounting
ROBERT R. BROOKSHER                                                Officer)


By:/s/ William C. Leuschner                                        Chairman of the Board
   --------------------------------
WILLIAM C. LEUSCHNER

By:/s/ Robert L. Hodgkinson                                        Director
   --------------------------------
ROBERT L. HODGKINSON

By:/s/ Daniel G. Fournerat                                         Director
   --------------------------------
DANIEL G. FOURNERAT

By:/s/Francisco A. Garcia                                          Director
   --------------------------------
FRANCISCO A. GARCIA

By:/s/ William W. Rucks IV                                         Director
    --------------------------------
WILLIAM W. RUCKS IV

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants ......................................................  F-2

Auditors' Report to the Shareholders ..........................................................  F-3

Consolidated Balance Sheets of PetroQuest Energy, Inc. as of
  December 31, 1999 and 1998 ..................................................................  F-4

Consolidated Statements of Operations of PetroQuest Energy, Inc.
  for the years ended December 31, 1999, 1998 and 1997 ........................................  F-5

Consolidated Statements of Stockholders' Equity of PetroQuest Energy, Inc.
  for the years ended December 31, 1999, 1998 and 1997 ........................................  F-6

Consolidated Statements of Cash Flows of PetroQuest Energy, Inc.
  for the years ended December 31, 1999, 1998 and 1997 ........................................  F-7

Notes to Consolidated Financial Statements ....................................................  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
PetroQuest Energy, Inc.:


We have audited the accompanying consolidated balance sheets of PetroQuest Energy, Inc. (a Delaware corporation, formerly Optima Petroleum Corporation) and subsidiaries as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroQuest Energy, Inc. and subsidiaries as of December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.



                                                             ARTHUR ANDERSEN LLP


New Orleans, Louisiana
March 10, 2000

AUDITORS' REPORT TO THE SHAREHOLDERS




We have audited the consolidated statements of operations, stockholders' equity and cash flows of PetroQuest Energy, Inc. (formerly Optima Petroleum Corporation) for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes accessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects the results of the Company's operations and their cash flows for the year ended December 31, 1997 in accordance with accounting principles generally accepted in the United States.



KPMG llp
Chartered Accounts

Vancouver, Canada
March 13, 1998 (except for Note 1,
 for which the date is March 12, 1999)

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                     December 31,   December 31,
                    ASSETS                              1999           1998
                                                     ----------     ----------
Current Assets:
         Cash                                        $    3,006     $    1,081
         Oil and Gas Revenues Receivable                  2,337          1,016
         Joint Interest Billing Receivable                2,190              -
         Other Current Assets                               235            177
                                                     ----------     ----------
         Total Current Assets                             7,768          2,274
                                                     ----------     ----------

Oil and Gas Properties
         Oil and Gas Properties, Full Cost Method        51,149         42,755
         Unevaluated Oil and Gas Properties               5,753          5,747
         Accumulated Depreciation,
           Depletion and Amortization                   (35,412)       (31,079)
                                                     ----------     ----------
         Oil and Gas Properties, Net                     21,490         17,423

Plugging and Abandonment Escrow                             255            221

Other Assets                                                388            148
                                                     ----------     ----------
                                                     $   29,901     $   20,066
                                                     ==========     ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts Payable and Accrued Liabilities    $    3,215     $    2,330
         Advances from Co-Owners                          3,157             --
         Current Portion of Long-term Debt                1,942          2,400
                                                     ----------     ----------

Total Current Liabilities                                 8,314          4,730
                                                     ----------     ----------

Commitments and Contingencies (Note 9)                       --             --

Long-term Debt                                            2,927          1,300

Other Liabilities                                           555            700

Stockholders' Equity
         Common Stock                                        24             19
         Paid-in capital                                 48,869         43,795
         Accumulated Deficit                            (30,788)       (30,478)
                                                     ----------     ----------
         Total Stockholders' Equity                      18,105         13,336
                                                     ----------     ----------

                                                     $   29,901     $   20,066
                                                     ==========     ==========

         The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                (amounts in thousands, except per share amounts)

                                                               Twelve Months Ended
                                                                   December 31,

                                                       1999            1998           1997
                                                     ----------     ----------     ----------
Revenues:
         Oil and Gas Sales                           $    8,516     $    3,263     $    3,964
         Interest Income                                     91            114            181
                                                     ----------     ----------     ----------
                                                          8,607          3,377          4,145
                                                     ----------     ----------     ----------

Expenses:
         Lease Operating Expenses                         2,638          1,349            735
         Production Taxes                                   406            219            303
         Depreciation, Depletion and Amortization         4,472          2,801          3,133
         Full Cost Ceiling Write-Down                         -         13,431          1,820
         General and Administrative Expenses              1,625          1,779          1,222
         Revenue in Dispute                                (145)             -            740
         Interest Expense                                     -            116            136
         Gain on Sale of Canadian Properties                  -              -           (952)
         Other Income                                       (79)          (151)          (187)
                                                     ----------     ----------     ----------

Net Income (Loss) Before Income Taxes                      (310)       (16,167)        (2,805)

         Income Tax Expense                                  --             73            109

Net Income (Loss)                                    $     (310)    $  (16,240)    $   (2,914)
                                                     ==========     ==========     ==========
Earnings (Loss) Per Common Share
         Basic                                       $    (0.01)    $    (1.20)    $    (0.26)
                                                     ==========     ==========     ==========
         Diluted                                     $    (0.01)    $    (1.20)    $    (0.26)
                                                     ==========     ==========     ==========
Average shares outstanding                               21,528         13,528         11,160
                                                     ==========     ==========     ==========
Average shares outstanding assuming dilution             21,528         13,528         11,160
                                                     ==========     ==========     ==========








         The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                 Consolidated Statements of Stockholders' Equity
                             (amounts in thousands)


                                                                                                    Total
                                                       Common        Paid-In       Retained      Stockholders'
                                                       Stock         Capital        Deficit         Equity
                                                     ----------     ----------     ----------     ----------
December 31, 1996                                    $   33,109     $      529     $  (11,324)    $   22,314

Issued to directors and consultants                          17             --             --             17
Net Loss                                                    ---             --         (2,914)        (2,914)
Treasury stock repurchases                                 (676)            (1)            --             --
                                                     ----------     ----------     ----------     ----------
December 31, 1997                                    $   32,450     $      528     $  (14,238)    $   18,740

Conversion of Common Shares (Note 3):

       Optima no par Shares Surrendered                 (32,450)          (528)            --        (32,978)

       PetroQuest Energy, Inc. $.001 par value
       Shares Issued                                         11         32,967             --         32,978

American Merger Issuance of Shares (Note 3)                   8         10,828             --         10,836

Net Loss                                                     --             --        (16,240)       (16,240)
                                                     ----------     ----------     ----------     ----------
December 31, 1998                                    $       19     $   43,795     $  (30,478)    $   13,336

Options Exercised                                            --             76             --             76

Stock Based Employee Compensation (78,375 shares)            --            118             --            118

Stock Issued for Oil and Gas Properties                      --            413             --            413

Sale of Common Stock and Warrants                             5          4,467             --          4,472

Net Loss                                                     --             --           (310)          (310)
                                                     ----------     ----------     ----------     ----------

December 31, 1999                                    $       24     $   48,869     $  (30,788)    $   18,105
                                                     ==========     ==========     ==========     ==========






         The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                             (amounts in thousands)


                                                                         Twelve Months Ended
                                                                         -------------------
                                                                             December 31
                                                                             -----------
                                                                   1999          1998           1997
                                                               ----------     ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                            $     (310)    $  (16,240)    $   (2,914)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion and amortization and full
              cost ceiling write-down                               4,472         16,232          4,953
          Gain on sale of Canadian oil and gas properties                             --           (952)
           Stock based compensation                                   118             --             --
Changes in working capital accounts:
          Accounts receivable                                      (1,321)         1,174            159
          Joint interest billing receivable                        (2,190)            --             --
          Other current assets                                        (58)            (6)            --
          Accounts payable and accrued liabilities                    885           (229)        (1,288)
          Advances from co-owners                                   3,157             --             --
          Provision for revenue dispute                              (145)            --            740
          Plugging and abandonment escrow                              34           (284)          (132)
          Net working capital of Canadian oil and gas
           properties sold                                             --             --           (318)
          Other                                                      (241)           231             71
                                                               ----------     ----------     ----------

Net provided by operating activities                                4,401            878            319
                                                               ----------     ----------     ----------
Cash flows from investing activities:
  Investment in oil and gas properties                            (10,062)        (3,612)        (3,746)
  Sale of Canadian properties                                       1,868             --         11,865
  Cash cost of American merger transaction,
  net of cash received (Note 3)                                        --         (1,800)            --
                                                               ----------     ----------     ----------

Net cash provided by (used in) investing activities                (8,194)        (5,412)         8,119
                                                               ----------     ----------     ----------

Cash flows from financing activities:
  Sale of common stock and warrants                                 4,472             --             --
  Proceeds from borrowings                                          8,220          1,600             --
  Repayment of debt                                                (7,050)          (440)        (4,845)
  Issue (Repurchase) of common stock                                   76             --           (645)
                                                               ----------     ----------     ----------
Net cash provided by (used in) financing activities                 5,718          1,160         (5,490)
                                                               ----------     ----------     ----------
Net increase (decrease) in cash                                     1,925         (3,374)         2,948
Cash balance beginning of period                                    1,081          4,455          1,507
                                                               ----------     ----------     ----------
Cash balance end of period                                     $    3,006     $    1,081     $    4,455
                                                               ==========     ==========     ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                  $      233     $       83     $      109
                                                               ==========     ==========     ==========
     Income taxes                                              $       --     $      120     $      136
                                                               ==========     ==========     ==========

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

         The financial statements of Optima for the year ended December 31, 1997 and previously issued to shareholders were prepared in Canadian dollars and in accordance with Canadian generally accepted accounting principles with a reconciliation to United States generally accepted accounting principles included in the notes to the financial statements. In conjunction with the relocation of the Company to the United States, the Company changed its reporting currency to the U.S. dollar and changed its generally accepted accounting principles from Canada to the United States. Consequently, the comparative financial statements presented for the year ended December 31, 1997 have been prepared in the U.S. dollars and in accordance with United States generally accepted accounting principles.

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

Oil and Gas Properties

         The Company utilizes the full cost method of accounting, which involves capitalizing all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves including the costs of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. The Company also capitalizes the portion of general and administrative costs which can be directly identified with acquisition, exploration or development of oil and gas properties. Costs associated with unevaluated properties are excluded from amortization. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties, the properties are sold, or management determines these costs to have been impaired. Cost of properties, including future development, site restoration, dismantlement and abandonment costs, which have proved reserves and those which have been determined to be worthless, are depleted on the units of production method based on proved reserves. Additionally, the capitalized costs of proved oil and gas properties cannot exceed the present value of the estimated net cash flow from its proved reserves (the full cost ceiling). Transactions involving sales of reserves in place, unless extraordinarily large portions of reserves are involved, are recorded as adjustments to accumulated depreciation, depletion and amortization.

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

Other Assets

         Other Assets consist primarily of furniture and fixtures (net of accumulated depreciation) which are depreciated over their useful lives ranging from 3-7 years and loan costs which are amortized over the life of the related loan.

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

         At December 31, 1998, the Company had a net overtake position representing 8,341 Mcf. There were no gas imbalances at December 31, 1997.

Certain Concentrations

         During 1999 and 1998, 44% and 51% respectively, of the Company's oil and gas production was sold to three customers. Based on the current demand for oil and gas, the Company does not believe the loss of any of these customers would have a significant financially disruptive effect on its business or financial condition.

Foreign Currency Accounting

         The Company's functional currency is the U.S. dollar. During 1999 and 1998, substantially all of the Company's operations were domestic and recorded in the Company's primary accounting records in U.S. dollars. The operations of Canadian oil and gas properties prior to 1997 were translated into U.S. dollars at the exchange rates in effect at the time of the related transactions. The translation of Canadian dollar denominated monetary assets and liabilities as of December 31, 1999 and 1998, are adjusted to reflect the exchange rates at the balance sheet date. Exchange gains and losses arising from the translation of Canadian dollar denominated assets and liabilities are included in the results of operations for each period shown. The net Canadian dollar denominated monetary assets included in the balance sheet at December 31, 1999, are insignificant. Prior to the Merger (Note 3), Optima's reporting and functional currency was the Canadian dollar.

Fair Value of Financial Instruments

         The fair value of accounts receivable and accounts payable approximate book value at December 31, 1999 and 1998 due to the short-term nature of these accounts. The fair value of the note payable and non-recourse financing approximates book value due to the variable rate of interest charged.

New Accounting Standards

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 2001. Because the Company does not currently use derivative instruments, the adoption of SFAS No. 133 will not impact the Company's financial statements.

Earnings per Common Share Amounts

         Basic earnings or loss per common share was computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings or loss per common share is determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method. For 1999, 1998, and 1997, all of the Company's options and warrants were excluded from the computation because of the net loss for all periods. The contingent stock rights assigned in connection with the Merger are also excluded from the calculation of diluted earnings per share.

NOTE 3 - MERGER OF OPTIMA ENERGY (U.S.) CORPORATION

         On September 1, 1998, the Company merged its wholly owned subsidiary Optima Energy (U.S.) Corporation with American Explorer, L.L.C. (American). Concurrent with the transaction, the Company became a Delaware corporation and converted each share of Optima no par value common stock into one share of the Company's $.001 par value common stock and changed its name from Optima Petroleum Corporation to PetroQuest Energy, Inc. American conducted oil and natural gas exploration activities in the Gulf Coast Region.

         Under the terms of the transaction, American merged with the Company in exchange for 7,335,001 shares of the Company's common stock, issued primarily to the three former members of American, representing about 40% of the post acquisition shares outstanding. Additionally, the Company issued to the members of American and certain current officers of the Company 1,667,001 contingent stock rights exchangeable for common shares should the market share price of the Company's common stock exceed $5 per share for 20 consecutive trading days during the three year term of the rights. The rights terminate on September 1, 2001. Should these rights become exchangeable, the Company would be required to issue 1,667,001 shares, representing 6.5% of undiluted shares outstanding (after conversion of the rights) at December 31, 1999, for no net proceeds.

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


                               Proforma Results for the
                               Years Ended December 31,
                               ------------------------
                                 1998           1997
                              ----------     ----------
Revenues                      $    7,469     $   10,872
                              ==========     ==========

Net Loss                           8,357     $   (2,554)
                              ==========     ==========

Earnings per common share:
   Basic                      $    (0.45)    $    (0.13)
                              ==========     ==========
   Diluted                    $    (0.45)    $    (0.13)
                              ==========     ==========


         Subsequent to the Merger, Optima Energy (U.S.) Corporation changed its name to PetroQuest Energy, Inc. (a Louisiana corporation) and American Explorer, L.L.C. changed its name to PetroQuest Energy One, L.L.C.

NOTE 4 - LONG-TERM DEBT

         In connection with the Merger described in Note 3, the Company and its lender amended American's reducing revolving line of credit to provide for borrowings of up to $25 million, subject to a cap calculated on the Company's borrowing base, as defined. At December 31, 1999, the borrowing base was $2.1 million and was fully funded. Each month the borrowing base is reduced by $115,000. The borrowing base amount and the amount by which it will be reduced, is established by the lender and is based on their evaluation of the Company's oil and gas properties. The borrowing base is redetermined semi-annually on February 1 and August 1 of each year. The result of the February 1, 2000 borrowing base review has not yet been determined. Interest under the loan is payable monthly at prime plus 1/2% (9% at December 31, 1999). It is secured by substantially all of the Company's oil and gas properties. A commitment fee of
 .5% per annum on the unused available borrowing base is payable quarterly. The line of credit agreement contains various covenants including restrictions on additional indebtedness and dividends as well as maintenance of certain financial ratios. The Company was in compliance with both of these covenant tests for the quarter ended December 31, 1999.

         On April 21, 1999, the company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property which is security for the loan. Interest is payable at 12% and the lender received a 2-1/2% overriding royalty interest in the property. For the first three production months, all of the net cash flow from the property will be dedicated to payment of principal and interest on the loan. Subsequently, 85% of the net cash flow from the property (assuming certain production levels) will be dedicated to debt service. The well began producing during the first part of July 1999.

         Maturity of the credit facility over the next five years and thereafter is as follows (in thousands):


                                    2000                       $1,380
                                    2001                          690
                                    2002                           --
                                    2003                           --
                         2004 and thereafter                       --
                                                               ------
                                                               $2,070
                                                               ======

         Maturity of the non-recourse financing is dependent on production and operating costs as discussed above. Amounts due to the lender under this agreement through December 31, 1999, of $562,000 are included in current maturity of long-term debt in the accompanying balance sheet. Remaining amounts due are entirely dependent on the performance of the related property. The company estimates that these remaining payments during 2000, 2001, 2002 and 2003 will be $283,000, $1,498,000, $456,000 and $-, respectively. These amounts are included in long-term debt at December 31, 1999. Changes in estimated production rates and estimated operating costs could cause these estimated payments to change.

AEI representing primarily accrued production revenue. Beginning January 1, 1999 the Company assumed the operating and management functions of AEI, whose employees became employees of the Company.

         In 1998, three of the officers of the Company contributed their interests in a lease at the Turtle Bayou Field to the Company in return for a 30% interest after payout of 100% of the related well cost. The Company promoted this interest to industry partners thereby reducing its cost in the well. A producing well was drilled and completed on the lease. No cost was recorded for the contribution of this lease in the accompanying financial statements because it was treated as an ordinary farmout agreement.

         Certain officers and directors and their affiliates are working interest owners in properties operated by the Company and are billed for and pay their proportionate share of drilling and operating costs in the normal course of business.

         During 1999 and 1998, the Company was charged consulting expenses of $143,462 and $124,500, respectively, by companies owned by former directors. Office expense includes $18,500 and $51,500 for 1999 and 1998, respectively, paid to a company owned by a former director.


NOTE 6 - COMMON STOCK AND WARRANTS

         Prior to the September 1, 1998, Merger of Optima Energy (U.S.) Corporation, the Company had authorized 100,000,000 no par common shares. There were 11,002,346 common shares issued and outstanding at December 31, 1997. In connection with the Merger, all no par common shares of the Company were surrendered, and replaced by newly authorized and issued shares of $.001 par value common shares of the Company. There were 75,000,000 shares authorized and 23,943,222 shares issued and outstanding at December 31, 1999.

         In August 1999, the Company received the funding of a private placement of 5 million units at a purchase price of $1.00 per unit for a total consideration of $5,000,000 before fees and expenses. Net proceeds of $4,508,000 from sale of the units were allocated between the stock and warrants based on their relative fair market value on the date of the transaction. The proceeds from the private placement were used for drilling and exploration costs, delay rentals on oil land gas leases, working capital and general corporate purposes.

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

         In a private placement during the fourth quarter of 1999, the Company issued 238,500 shares of common stock (with a fair market value $413,000) in exchange for additional working interests in producing properties. The effective date of these acquisitions was June 1, 1999. The net operating income of $89,000 attributable to these interests during the period from the effective date to the closing date was recorded as an adjustment to the purchase price of the properties.

NOTE 7 - INVESTMENT IN OIL AND GAS PROPERTIES

         The following table discloses certain financial data relative to the Company's evaluated oil and gas producing activities, which are located onshore and offshore the continental United States: (amounts in thousands)


                                                                          Years Ended December 31,
                                                                  ----------------------------------------
                                                                     1999           1998           1997
                                                                  ----------     ----------     ----------
Costs incurred during year:
         Capitalized
           Purchases of producing properties                      $      546     $   12,302     $
           Exploration costs                                           7,466            104
           Development costs                                           1,170          2,832
           Plugging and abandonment costs                                 --          1,357
           Capitalized G & A cost                                      1,361            438
                                                                  ----------     ----------     ----------

                                                                  $   10,543     $   17,033     $    2,739
                                                                  ==========     ==========     ==========

Oil and gas properties
         Balance, beginning of period                             $   42,755     $   25,722     $   34,692
         Additions                                                    10,262         17,033          2,739
         Sales                                                        (1,868)            --        (11,709)
                                                                  ----------     ----------     ----------
         Balance, end of year                                     $   51,149     $   42,755     $   25,722
                                                                  ----------     ----------     ----------

Accumulated depreciation, depletion and
         Amortization
         Balance beginning of period                              $   31,079     $   15,049     $   12,166
         Provision for depreciation, depletion and
           amortization                                                4,333          2,599          3,133
         Provision for ceiling write-down                                 --         13,431          1,820
         Sales                                                            --             --         (2,070)
                                                                  ----------     ----------     ----------
         Balance, end of year                                     $   35,412         31,079         15,049
                                                                  ----------     ----------     ----------

Net capitalized costs                                             $   15,737     $   11,676     $   10,673
                                                                  ==========     ==========     ==========

DD&A per Mcfe (including provision for ceiling write-down)        $     1.25     $    10.33     $     2.68

Unevaluated oil and gas properties
              Balance, beginning of period                        $    5,747     $    2,189     $
                  Acquisition costs                                      954          1,060
                  Exploration costs                                    1,011          2,541
                  Capitalized interest                                   434
                  Transfer to evaluated                               (2,393)           (43)
                                                                  ----------     ----------     ----------
              Balance, end of year                                $    5,753     $    5,747     $    2,189
                                                                  ==========     ==========     ==========

         At December 31, 1999 and 1998, unevaluated oil and gas properties with capitalized costs of $5,753,000 and $5,747,000 respectively, were not subject to depletion. Management expects that these properties will be evaluated over the next one to three years.

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

NOTE 8 - INCOME TAXES

         The Company follows the provisions of SFAS No. 109, "Accounting For Income Taxes," which provides for recognition of a deferred tax asset for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a "valuation allowance." An analysis of the Company's deferred taxes follows:


                                                 December 31,
                                          -------------------------
                                              1999           1998
                                          ----------     ----------
                                                (000's omited)

Net operating loss carryforwards          $    7,662     $    4,094
Statutory depletion carryforward                 345            195
Alternative minimum tax credit                     4              4
Temporary differences:
     Oil and gas properties--full cost          (901)        (1,563)
                                          ----------     ----------
                                               7,110          2,730
Valuation allowance                           (7,110)        (2,730)
                                          ----------     ----------
                                          $       --     $       --
                                          ==========     ==========

         For tax reporting purposes, the Company had operating loss carryforwards of $20,902,000 at December 31, 1999. If not utilized, such carryforwards would begin expiring in 2001 and would completely expire by the year 2008. The Company had available for tax reporting purposes $942,000 in statutory depletion deductions that may be carried forward indefinitely. A valuation allowance is provided for that portion of the net deferred tax asset for which it is deemed more likely than not that it will not be realized. Due to the Company's recent losses, management has provided a valuation allowance for the entire net deferred tax asset.

         The Company's effective tax rate differs from the statutory rate each year because the Company was not able to recognize the tax benefit related to losses under the SFAS No. 109 criteria. The Company's statutory rates used in calculating tax attributes for 1999, 1998 and 1997 were 37%, 37% and 40%, respectively. The change in the statutory rate for 1998 and 1999 is due to the conversion of the Company to a domestic tax paying entity during 1998 (Note 3). Current income tax expense relates to certain Canadian and domestic liabilities for which offsets related to the Company's tax preference items is not available.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

S.W. HOLMWOOD

         PetroQuest Energy, Inc. f/k/a Optima Energy (U.S.) Corp. v The Meridian Resource & Exploration Company f/k/a Texas Meridian Resources Exploration, Inc. bearing Civil Action No. 99-2394 of the United States District Court for the Western District of Louisiana. The Company asserts a claim for damages against Meridian resulting from defendant's activities as operator of the Southwest Holmwood property, Calcasieu Parish, Louisiana which resulted in a final judgment of the United States District Court for the Western District of Louisiana ordering cancellation of the parties' productive oil and gas lease and joint exploration agreement with Amoco Production Company, forfeiture of two producing wells on the lease and substantial damages against the defendant causing the Company the loss of its investment and profits.

         The Meridian Resource & Exploration Company v. PetroQuest Energy, Inc., bearing Docket No. 996192A of the 15th Judicial District court in and for the Parish of Lafayette, Louisiana. Meridian asserts that the Company is responsible as an investor under its participation agreement with Meridian for $530,004.45 of the losses, costs, expense and liability of Meridian resulting from the final judgment that was rendered in favor of Amoco and against Meridian in legal proceedings relative to the Southwest Holmwood Field, Calcasieu Parish, Louisiana in the matter "Amoco Production Company v. Texas Meridian Resource & Exploration Company," bearing Civil Action No. 96-1639 in the United States District Court for the Western District of Louisiana (Civil Action No. 98-30724 in the United States Court of Appeals for the Fifth Circuit). Although the

Company accrued $70,000 when the district court decision was rendered against Meridian in December 1997, the Company denies liability to Meridian for losses sustained by Meridian as operator as a result of the Amoco litigation.

ABANDONMENT

         The Company maintains abandonment escrows that have been established for future abandonment obligations of certain oil and gas properties of the Company. The management of the Company believes the escrows will be sufficient to offset those future abandonment liabilities; however, the Company is responsible for any abandonment expenses in excess of the escrow balances. As of December 31, 1999, total estimated site restoration, dismantlement and abandonment costs were approximately $3,538,000, net of expected salvage value.

NOTE 10 - EMPLOYEE BENEFIT PLANS

         Prior to the Merger, under the Company's stock option plan (the 1996
Plan), 750,000 common shares were reserved for issuance and outstanding options exercisable into 730,000 common shares of the Company under the 1996 Plan as well as outstanding options under the Company's previous plan (the 1995 Plan) exercisable into 52,500 common shares of Optima. After the Merger, these options (the Amended Options) under the 1995 and 1996 Plans became subject to the new stock option plan described below. The new exercise price of the Amended Options is the higher of the weighted average trading price of the common shares of Optima for the 5 business days immediately prior to the amendment and the closing price of the common shares of Optima on the business day immediately prior to the amendment. The Amended Options expire three years from the amendment but in no event greater than 10 years from the date of the original grant. All other options outstanding under the 1995 and 1996 Plans were cancelled. The amendment and cancellation of the options occurred on the closing date of the Merger.

         In March, 1998, management of the Company, in conjunction with the proposed Merger, adopted a new stock option plan (the "New Plan") which was effective upon the closing of the Merger in order to attract new management and retain key employees. Key employees, including officers (whether or not they are directors), and consultants of the Company and outside directors are eligible to participate in the New Plan. Under Toronto Stock Exchange policies, a new plan was required to be adopted in order to grant options in excess of those reserved under the 1996 and 1995 plans. The Company's stock option plans reserved 1,950,000 common shares for issuance. Prior to the Merger, 787,000 common shares had been issued pursuant to the exercise of options granted under the 1995 and 1996 Plans and options exerciseable into 782,500 shares were outstanding, leaving 380,500 options available for issuance. Under the New Plan, 1,800,000 common shares had been allotted and reserved for future issuance.

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

         If the compensation cost for the Company's 1999, 1998 and 1997 grants for stock-based compensation plans had been determined consistent with SFAS No. 123, the Company's 1999, 1998 and 1997 net income and basic and diluted earnings per common share would have approximated the pro forma amounts below (in thousands, except per share amounts):



                                                                    Year Ended December 31,
                                     -------------------------------------------------------------------------------------
                                                1999                         1998                          1997
                                         As            Pro             As            Pro            As             Pro
                                      Reported        Forma         Reported        Forma        Reported         Forma
                                     ----------     ----------     ----------     ----------     ----------     ----------
Net income (loss) ...............    $     (310)    $     (978)    $  (16,240)    $  (17,182)    $   (2,914)    $   (3,467)

Earnings (loss) per common share:
    Basic .......................    $    (0.01)    $    (0.05)    $    (1.20)    $    (1.27)    $    (0.26)    $    (0.31)
    Diluted .....................    $    (0.01)    $    (0.05)    $    (1.20)    $    (1.27)    $    (0.26)    $    (0.31)

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to grants prior to 1995, and additional awards in the future are anticipated. The contingent stock rights assigned in connection with the Merger are excluded from the calculation of pro forma net loss and loss per share.

         A summary of the Company's stock options as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is presented below.


                                                                  Year Ended December 31,
                                      ----------------------------------------------------------------------------------
                                                1999                       1998                          1997
                                                ----                       ----                          ----

                                                       Wgtd.                        Wgtd.                       Wgtd.
                                        Number         Avg.         Number          Avg.         Number         Avg.
                                          of           Exer.          of            Exer.          of           Exer.
                                        Options        Price        Options         Price        Options        Price
                                      ----------     ----------    ----------     ----------    ----------    ----------
Outstanding at beginning of year       1,012,300     $     0.85     1,163,000     $     2.73     1,163,000    $     2.87
Granted                                   88,000           1.23     1,012,300           0.85            --            --
Expired/cancelled/forfeitures            (20,000)          0.85    (1,163,000)          2.73            --            --
Exercised                                (89,000)          0.85            --             --            --            --
                                      ----------                   ----------                   ----------

Outstanding at end of year               991,300           0.87     1,012,300            .85     1,163,000          2.73
Options exerciseable at year-end         762,533           0.85       694,100            .85     1,163,000          2.73
Options available for future grant       719,700                      787,700                           --
Weighted average fair value of
  options granted during the year     $     0.47                   $     0.58                           --

         The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) divided yield of 0% (b) expected volatility range of 55.02% - 61.23%, (c) risk-free interest rate range of 5.31% - 6.33%, 5.30%
and 6.50% in 1999, 1998 and 1997, respectively, and (d) expected life of 10 years for 1999 and 1998 grants, and 3 years for 1997 grants.

         The following table summarizes information regarding stock options outstanding at December 31, 1999:


                          Options Outstanding                  Options Exercisable
             -------------------------------------------   ----------------------------
 Range of        Options      Wgtd. Avg.      Wgtd. Avg.     Options        Wgtd. Avg.
 Exercise      Outstanding    Remaining       Exercise      Exercisable      Exercise
  Prices       at 12/31/99 Contractual Life     Price       at 12/31/99       Price
-----------    -----------    -----------    -----------    -----------    -----------
$0.81-$0.85        933,300      5.7 Years    $      0.85        762,533    $      0.85
$1.44               58,000       10 Years    $      1.44             --             --
               -----------                                  -----------    -----------
                   991,300      5.9 Years    $       .87        762,533    $      0.85

NOTE 12 - OIL AND GAS RESERVE INFORMATION - UNAUDITED

         A majority of the Company's net proved oil and gas reserves at December 31, 1999 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.

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

         The following table sets forth an analysis of the Company's estimated quantities of net proved and proved developed oil (including condensate) and gas reserves, all located onshore and offshore the continental United States:

                                                           Oil           Natural
                                                           in            Gas in
                                                          MBbls           MMcf
                                                        ----------     ----------
Proved reserves as of December 31, 1996                      1,450         20,397
         Revisions of previous estimates                      (345)        (2,065)
         Extensions, discoveries and other additions            --            371
         Purchase of producing properties                       --             --
         Sale of reserves                                     (311)       (15,254)
         Production                                           (140)        (1,002)
                                                        ----------     ----------

Proved reserves as of December 31, 1997                        654          2,447
         Revisions of previous estimates                      (134)          (602)
         Extensions, discoveries and other additions             5            874
         Purchase of producing properties                       63          8,891
         Production                                            (84)        (1,049)
                                                        ----------     ----------

Proved reserves as of December 31, 1998                        504         10,561
         Revisions of previous estimates                       199            128
         Extensions, discoveries and other addition          1,596          7,257
         Production                                           (105)        (2,831)
         Purchase of reserves in place                          --             13
                                                        ----------     ----------

Proved reserves as of December 31, 1999                      2,194         15,128

Proved developed reserves:

         as of December 31, 1997                               554          2,333
                                                        ==========     ==========

         as of December 31, 1998                               275          7,722
                                                        ==========     ==========

         as of December 31, 1999                               400          6,456
                                                        ==========     ==========

         The following tables present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the FASB. The oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at each year end and has been escalated only where known and determinable price changes are provided by contracts and law. Future production and development costs are based on current costs with no escalations. No future income taxes were included in the computation of standardized measure in 1999, 1998 and 1997 because the Company's tax basis in oil and gas properties, along with its other tax preference attributes, net, exceeded pretax estimated discounted future net cash flows. Estimated future cash flows have been discounted to their present values based on a 10% annual discount rate.


                                                    Standardized Measure
                                                         December 31,
                                                         ------------
                                              1999           1998           1997
                                           ----------     ----------     ----------
                                                       (000's omitted)

Future cash flows                          $   92,788     $   28,958     $   16,235
Future production and development costs       (33,732)       (14,208)        (3,389)
Future income taxes                                 -              -
                                           ----------     ----------     ----------
Future net cash flows                      $   59,056     $   14,750     $   12,846

10% annual discount                           (15,987)        (3,074)        (3,789)
                                           ----------     ----------     ----------
Standardized measure of discounted
  future net cash flows                    $   43,069     $   11,676     $    9,057
                                           ==========     ==========     ==========


                                                                Changes in Standardized Measure
                                                                   Year Ended December 31,
                                                          -------------------------------------------
                                                             1999            1998            1997
                                                          -----------     -----------     -----------
                                                                       (000's omitted)

Standardized measure at beginning of year                 $    11,676     $     9,057     $    30,305
Sales and transfers of oil and gas produced,
  net of production costs                                      (5,472)         (1,752)         (2,926)
Changes in price, net of future production costs                7,691          (3,350)         (5,050)
Extensions and discoveries, net of future
  production and development costs                             25,974             850             480
Changes in estimated future development costs,
  net of development costs incurred during this period          1,013             237             199
Revisions of quantity estimates                                 2,547          (1,592)         (4,401)
Accretion of discount                                           1,168             906           3,107
Net change in income taxes                                         --              --           1,068
Purchase of reserves in place                                     179           7,566              --
Sale of reserves in place                                          --              --         (10,007)
Changes in production rates (timing) and other                 (1,707)           (246)         (3,718)
                                                          -----------     -----------     -----------
Standardized measure at end of year                       $    43,069     $    11,676     $     9,057
                                                          ===========     ===========     ===========

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER    DESCRIPTION
        -------   -----------
          2.1     Plan and Agreement of Merger by and among Optima Petroleum
                  Corporation, Optima Energy (U.S.) Corporation, its
                  wholly-owned subsidiary, and Goodson Exploration Company, NAB
                  Financial L.L.C., Dexco Energy, Inc., American Explorer,
                  L.L.C. (incorporated herein by reference to Appendix G of the
                  Proxy Statement on Schedule 14A filed July 22, 1998).

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

          4.2     Form of Certificate of Contingent Stock Issue Right
                  (incorporated herein by reference to Exhibit 4.3 to Form 8-K dated September 16, 1998).

          4.3     Form of Warrant to Purchase Shares of Common Stock of
                  PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-K dated August 9, 1999)

          4.4     Form of Placement Agent Warrant to Purchase Shares of Common
                  Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.2 to Form 8-K dated August 9, 1999)

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

         10.6     First Amendment to Employment agreement dated September 1,
                  1998 between PetroQuest Energy, Inc. and Charles T. Goodson dated July 30, 1999 (incorporated herein by reference to Exhibit 10.1 to For 8-K dated August 9, 1999)

         10.7     First Amendment to Employment Agreement dated September 1,
                  1998 between PetroQuest Energy, Inc. and Alfred J. Thomas, II dated July 30, 1999 (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated August 9, 1999).

         10.8     First Amendment to Employment Agreement dated September 1,
                  1998 between PetroQuest Energy, Inc. and Ralph J. Daigle dated
                  July 30, 1999 (incorporated herein by reference to Exhibit
                  10.3 to Form 8-K dated August 9, 1999).

         10.9     First amendment to Employment Agreement dated September 1,
                  1998 between PetroQuest Energy, Inc. and Robert R. Brooksher dated July 30, 1999 (incorporated herein by reference to Exhibit 10.4 to Form 8-K dated August 9, 1999)

         10.10    Credit Agreement dated September 24, 1998, among PetroQuest
                  Energy, Inc. (a Louisiana corporation), PetroQuest Energy One,
                  L.L.C. (a Louisiana limited liability company), PetroQuest
                  Energy, Inc. (a Delaware corporation) and Compass Bank
                  (Incorporated herein by reference to Exhibit 10.6 to the Form
                  10-K filed March 31, 1999).
         10.11    Termination Agreement dated December 16, 1998, between
                  PetroQuest Energy, Inc. and Charles T. Goodson
                  (Incorporated herein by reference to Exhibit 10.7 to the Form
                  10-K filed March 31, 1999).
         10.12    Termination Agreement dated December 16, 1998, between
                  PetroQuest Energy, Inc. and Alfred J. Thomas, II
                  (Incorporated herein by reference to Exhibit 10.8 to the Form
                  10-K filed March 31, 1999).
         10.13    Termination Agreement dated December 16, 1998, between
                  PetroQuest Energy, Inc. and Ralph J. Daigle
                  (Incorporated herein by reference to Exhibit 10.9 to the Form
                  10-K filed March 31, 1999).
         10.14    Termination Agreement dated December 16, 1998, between
                  PetroQuest Energy, Inc. and Robert R. Brooksher
                  (Incorporated herein by reference to Exhibit 10.10 to the Form
                  10-K filed March 31, 1999).
         10.15    First Amendment to Termination Agreement dated December 16,
                  1998, between PetroQuest Energy Inc. and Charles T. Goodson dated July 30, 1999 (incorporated herein by reference to Exhibit 10.5 to Form 8-K dated August 9, 1999).
         10.16    First Amendment to Termination Agreement dated December 16,
                  1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II dated July 30, 1999 (incorporated herein by reference to Exhibit 10.6 to Form 8-K dated August 9, 1999).
         10.17    First Amendment to Termination Agreement dated December 16,
                  1998, between PetroQuest Energy, Inc. and Ralph J. Daigle dated July 30, 1999 (incorporated herein by reference to Exhibit 10.7 to Form 8-K dated August 9, 1999).
         10.18    First Amendment to Termination Agreement dated December 16,
                  1998, between PetroQuest Energy, Inc. and Robert R. Brooksher dated July 30, 1999 (incorporated herein by reference to Exhibit 10.8 to Form 8-K dated August 9, 1999).
         10.19    Indemnification Agreement dated December 16, 1998, between
                  PetroQuest Energy, Inc. and Charles T. Goodson
                  (Incorporated herein by reference to Exhibit 10.11 to the Form
                  10-K filed March 31, 1999).
         10.20    Indemnification Agreement dated December 16, 1998, between
                  PetroQuest Energy, Inc. and Alfred J. Thomas, II
                  (Incorporated herein by reference to Exhibit 10.12 to the Form
                  10-K filed March 31, 1999).
         10.21    Indemnification Agreement dated December 16, 1998, between
                  PetroQuest Energy, Inc. and Ralph J. Daigle
                  (Incorporated herein by reference to Exhibit 10.13 to the Form
                  10-K filed March 31, 1999).
         10.22    Indemnification Agreement dated December 16, 1998, between
                  PetroQuest Energy, Inc. and Robert R. Brooksher
                  (Incorporated herein by reference to Exhibit 10.14 to the Form
                  10-K filed March 31, 1999).
         10.23    Indemnification Agreement dated December 16, 1998, between
                  PetroQuest Energy, Inc. and Daniel G. Fournerat
                  (Incorporated herein by reference to Exhibit 10.15 to the Form
                  10-K filed March 31, 1999).
         10.24    Indemnification Agreement dated December 16, 1998, between
                  PetroQuest Energy, Inc. and William C. Leuschner
                  (Incorporated herein by reference to Exhibit 10.16 to the Form
                  10-K filed March 31, 1999).
         10.25    Indemnification Agreement dated December 16, 1998, between
                  PetroQuest Energy, Inc. and Robert L. Hodgkinson
                  (Incorporated herein by reference to Exhibit 10.17 to the Form
                  10-K filed March 31, 1999).

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