Form 10-Q
period 2000-03-31
PETROQUEST ENERGY INC
filed 2000-05-15
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-Q

                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM:        TO:
                         COMMISSION FILE NUMBER: 019020

                               -----------------

                            PETROQUEST ENERGY, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     98-0115468

    (State of Incorporation)                (I.R.S. Employer Identification No.)


    400 E. KALISTE SALOOM RD.,                            70508
  SUITE 3000 LAFAYETTE, LOUISIANA

(Address of principal executive offices)               (Zip code)


                               -----------------

       Registrant's telephone number, including area code: (337) 232-7028


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                    No
     ---                      ---


         As of May 9, 2000 there were 24,089,222 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.

                            PETROQUEST ENERGY, INC.
                                     INDEX


                                                                                                    Page
                                                                                                    ----

                                                     Part I

Item 1.      Financial Statements:

               Consolidated Balance
                  Sheets as of March 31, 2000
                  and December 31, 1999............................................................   3

               Consolidated Statements of
                  Operations for the three-month periods ended
                  March 31, 2000 and 1999..........................................................   4

               Consolidated Statements of Stockholders' Equity
                   for the three months ended March 31, 2000 and 1999..............................   5

               Consolidated Statements of
                  Cash Flows for the three months
                  ended March 31, 2000 and 1999....................................................   6

               Notes to Consolidated Financial Statements..........................................   7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.................................................................   8

Item 3.      Quantitative and Qualitative disclosures about market risk............................  11

                                                    Part II

Item 1.     Legal Proceedings......................................................................  11

Item 2.     Changes in Securities and Use of Proceeds..............................................  11

Item 3.     Defaults Upon Senior Securities........................................................  11

Item 4.      Submission of matters to a vote of security holders...................................  11

Item 5       Other Information.....................................................................  11

Item 6.      Exhibits and Reports on Form 8-K......................................................  12

                            PETROQUEST ENERGY, INC.
                          Consolidated Balance Sheets
                             (amounts in thousands)


                                                        March 31,       December 31,
                                                          2000             1999
                                                       -----------      -----------
                                                       (Unaudited)
ASSETS
Current Assets:
          Cash                                         $     1,713      $     3,006
          Oil and Gas Revenues Receivable                    2,049            2,337
          Joint Interest Billing Receivable                  1,349            2,190
          Other Current Assets                                 253              235
                                                       -----------      -----------
   Total Current Assets                                      5,364            7,768
                                                       -----------      -----------

Oil and Gas Properties
          Oil and Gas Properties, Full Cost Method          53,137           51,149
          Unevaluated Oil and Gas Properties                 6,001            5,753
          Accumulated Depreciation,
                Depletion and Amortization                 (36,512)         (35,412)
                                                       -----------      -----------
          Oil and Gas Properties, Net                       22,626           21,490

Plugging and Abandonment Escrow                                315              255

Other Assets                                                   423              388
                                                       -----------      -----------
                                                       $    28,728      $    29,901
                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts Payable & Accrued Liabilities       $     4,124      $     3,215
          Advances from Co-Owners                               --            3,157
          Current Portion of Long-Term Debt                  1,851            1,942
                                                       -----------      -----------

   Total Current Liabilities                                 5,975            8,314
                                                       -----------      -----------

Commitments and Contingencies                                   --               --

Long-term Debt                                               3,346            2,927

Other Liabilities                                              555              555

Stockholders' Equity
         Common Stock                                           24               24
         Paid-in Capital                                    48,987           48,869
         Accumulated Deficit                               (30,159)         (30,788)
                                                       -----------      -----------
   Total Stockholders' Equity                               18,852           18,105
                                                       -----------      -----------

                                                       $    28,728      $    29,901
                                                       ===========      ===========

        The accompanying notes are an integral part of these statements.

                            PETROQUEST ENERGY, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                (amounts in thousands, except per share amounts)


                                                          Three Month Ended
                                                              March 31,
                                                      ---------------------------
                                                         2000            1999
                                                      -----------     -----------
Revenues:
         Oil and Gas Sales                            $     3,099     $     1,217
          Interest Income                                      52              20
                                                      -----------     -----------
                                                      $     3,151           1,237
                                                      -----------     -----------

Expenses:
         Lease Operating Expenses                             603             408
         Production Taxes                                     173              64
         Depreciation, Depletion and Amortization           1,100             886
         General and Administrative                           646             283
          Interest Expense                                     --              69
          Other Income                                         --             (10)
                                                      -----------     -----------
                                                            2,522           1,770
                                                      -----------     -----------

Net Income (Loss) Before Income Taxes                         629            (463)
                                                      ===========     ===========

Income Tax Provision (Benefit)                                 --              --

Net Income (Loss)                                     $       629     $      (463)
                                                      ===========     ===========

Net Income (Loss) Per Common Share
          Basic                                       $      0.03     $     (0.02)
                                                      ===========     ===========

          Diluted                                     $      0.03     $     (0.02)
                                                      ===========     ===========

Average Shares Outstanding                                 24,048          18,537
                                                      ===========     ===========

Average Shares Outstanding Assuming Dilution               25,541          18,537
                                                      ===========     ===========






        The accompanying notes are an integral part of these statements.

                            PETROQUEST ENERGY, INC.
                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
                             (amounts in thousands)

                                                                                             Total
                                          Common           Paid-In       Accumulated      Stockholders'
                                           Stock           Capital          Deficit          Equity
                                         -----------     -----------      -----------      -----------
December 31, 1999                        $        24     $    48,869      $   (30,788)     $    18,105
Stock Based Employee Compensation
        (81,000 Shares)                           --              56               --               56

Option Exercises                                  --             116               --              116

Costs Associated With Sale of Common
         Stocks and Warrants                      --             (54)              --              (54)

Net Income                                        --              --              629              629
                                         -----------     -----------      -----------      -----------

March 31, 2000                           $        24     $    48,987      $   (30,159)     $    18,852
                                         ===========     ===========      ===========      ===========










        The accompanying notes are an integral part of these statements.

                            PETROQUEST ENERGY, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (amounts in thousands)


                                                              Three Months Ended
                                                                   March 31,
                                                          ----------------------------
                                                             2000             1999
                                                          -----------      -----------
Cash Flows from Operating Activities:
     Net (loss)                                           $       629      $      (463)
      Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities
            Depreciation, Depletion and Amortization            1,100              886
            Non-Cash Employee Compensation Expense                 56               --
Changes in Working Capital Accounts:
     Accounts Receivable                                          288           (1,702)
      Advances from Co-owners                                  (3,157)              --
     Other Current Assets                                         (18)              99
     Joint Interest Billing Receivable                            841               --
     Accounts Payable & Accrued Liabilities                       909            2,950
     Plugging and Abandonment Escrow                              (60)             127
     Other                                                        (35)            (191)
                                                          -----------      -----------

Net Cash Provided by (Used in) Operating Activities               553           (1,706)
                                                          -----------      -----------

Cash Flows from Investing Activities:
     Investment in Oil and Gas Properties                      (2,236)          (2,743)
                                                          -----------      -----------

Net Cash (Used in) Investing Activities                        (2,236)          (2,743)
                                                          -----------      -----------

Cash Flows From Financing Activities:
    Costs Associated With Sale of Common
          Stock and Warrants                                      (54)              --
     Option Exercises                                             116               --
     Proceeds from Borrowings                                   3,100            2,004
     Repayment of Debt                                         (2,772)            (600)
                                                          -----------      -----------

Net Cash Provided by Financing Activities                         390            1,404
                                                          -----------      -----------

Net Increase (Decrease) in Cash                                (1,293)             367

Cash Balance Beginning of Period                                3,006            1,081
                                                          -----------      -----------

Cash Balance End of Period                                $     1,713      $     1,448
                                                          ===========      ===========

Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Period For:
         Interest                                         $        77      $        69
                                                          ===========      ===========



        The accompanying notes are an integral part of these statements.

                            PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS -

         The consolidated financial statements of PetroQuest Energy, Inc. (the "Company") at March 31, 2000 and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements reflect the results of the Company and its predecessor entity, Optima Petroleum Corporation ("Optima"), for all periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of future financial results. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - EARNINGS PER SHARE -

         Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the periods. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period plus the weighted average number of dilutive stock options and warrants granted to outside directors and certain employees which totaled approximately 1,493,088 shares in the first quarter of 2000. No options or warrants were excluded from the computation of dilutive earnings per share for the first quarter of 2000 because they were antidilutive. For the three-month period of 1999, all options were excluded from the computation of diluted loss per share because they were diluted. The contingent stock rights assigned in connection with the merger are excluded from the calculation of diluted earnings per share.

NOTE 3 - LONG-TERM DEBT -

         The Company's borrowing base is currently $4,000,000. It reduces $225,000 per month beginning May 1, 2000. At March 31, 2000, $3,100,000 was outstanding under this facility. The next redetermination is scheduled for August 1, 2000. Interest under the loan is payable monthly at prime plus 1/2% (9-1/2 at March 31, 2000).

         On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. For the first three production months, all of the cash flow from the property was dedicated to payment of principal and interest on the loan. Subsequently, 85% of the cash flow from the property (assuming certain production levels) was dedicated to debt service. At March 31, 2000, approximately $2,100,000 was unpaid on this loan.

NOTE 4 - NEW ACCOUNTING STANDARDS -

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

         SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Because the Company does not currently use derivative instruments, the adoption of SFAS No. 133 will not impact the Company's financial statements.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month periods ended March 31, 2000 and 1999.


                                               Three Months Ended
                                                   March 31,
                                          ---------------------------
                                              2000             1999
                                          -----------     -----------
Production:
              Oil (Bbls)                       34,230          22,765
              Gas (Mcf)                       831,019         510,095
              Total Production (Mcfe)       1,036,399         646,685

Sales:
              Total Oil Sales             $   939,123     $   237,977
              Total Gas Sales             $ 2,159,633     $   959,454

Average Sales Prices:
               Oil (per Bbl)              $     27.44     $     10.45
               Gas (per Mcf)              $      2.60     $      1.88
                Per (Mcfe)                $      2.99     $      1.85

         The Company had net income of $629,000 for the first quarter of 2000 compared to a net loss of $463,000 for the first quarter of 1999. The improved operating results are due to both increased production and product prices, combined with a reduction in the Company's depreciation, depletion and amortization rate.

         On a thousand cubic feet equivalent (Mcfe) basis, first quarter 2000 production volumes increased 60% over first quarter 1999 production volumes. This is the result of the Company's successful exploration program which added High Island Block 494, CL&F #13 and CL&F #14 in the second half of 1999.

         Oil and gas sales during the first quarter of 2000 increased 155% to $3,099,000, as compared to first quarter 1999 revenues of $1,217,000. In addition to production increases discussed above product prices increased significantly. Prices received during the first quarter of 2000 averaged $27.44 per barrel of oil and $2.60 per Mcf of gas, as compared to averages of $10.45 per barrel and $1.88 per Mcf received in the 1999 period. Stated on a Mcfe basis, unit prices received during the first quarter of 2000 were 62% higher than the prices received during the comparable 1999 period.

         Operating expenses for the first quarter of 2000 increased to $603,000 from $408,000 during the first quarter of 1999 due primarily to the new discoveries discussed above. On a Mcfe basis, operating expenses decreased from $.63 per Mcfe in 1999 to $.58 in 2000.

         General and administrative expenses during the first quarter of 2000 totaled $646,000 as compared to $283,000 during the 1999 quarter. This is due to the increased head count and support activities associated with the Company's higher level of development and production.

         Interest expense decreased because the Company capitalized interest of $96,000 in 2000. No interest was capitalized in the first quarter of 1999.

         Depreciation, depletion and amortization ("DD&A") expense for the three months ended March 31, 2000 increased 24% from the 1999 period. This resulted from increased production for the quarter and increased property cost associated with the Company's drilling program. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the first three months of 2000 was $1.06 per Mcfe compared to $1.37 per Mcfe for the same period in 1999. This decrease is due primarily to new discoveries of non-producing reserves.


LIQUIDITY AND CAPITAL RESOURCES

         Working Capital and Cash Flow. Working capital (before considering the current portion of debt) did not change significantly from December 31, 1999. This is the result of improved operating results offset by increases to property due to the Company's drilling program.

         The Company maintains a reducing revolving line of credit to provide for borrowings of up to $25 million, subject to a cap calculated on the Company's borrowing base, as defined. The Company's borrowing base is currently $4,000,000 and reduces $225,000 per month beginning on May 1, 2000. At March 31, 2000, $3,100,000 was outstanding under the line of credit. The borrowing base amount and the amount by which it will be reduced, is established by the lender and is based on their evaluation of the Company's oil and gas properties. The next redetermination is scheduled for August 1, 2000. Interest is payable monthly at prime plus 1/2% (9-1/2% at March 31, 2000). The line of credit is secured by substantially all of the Company's oil and gas properties. A commitment fee of
 .5% per annum on the unused available borrowing base is payable quarterly.

         On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. Eighty Five Percent (85%) of the cash flow from the property (assuming certain production levels) is dedicated to debt service. At March 31, 2000, approximately $2,100,000 was unpaid on this loan.

         Net cash flow from operations before working capital changes increased for the first quarter of 2000 to $1,785,000 compared to $423,000 for 1999. This is the result of increased production due to the Company's drilling program and higher product prices.

         Although the Company has no commitments for capital expenditures for 2000, it does have an exploration and development program for the year 2000 which will require significant capital. In order to fund its cash requirements for continued oil and gas exploration and development activities, the Company plans to obtain additional financing which could include the sale of additional equity and debt securities and additional bank financing. Management intends for a substantial portion of anticipated capital expenditures to be funded through drilling ventures with industry partners; however, there is no assurance that such plans will be successful. If the Company is unable to obtain additional financing, it could be forced to delay or even abandon some of its exploration and development opportunities.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in and incorporated by reference into this Form 10Q are forward-looking statements. These forward-looking statements include, without limitation, statements regarding the Company's estimate of the sufficiency of its existing capital resources and its ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in estimating quantities of proved oil and natural gas reserves and in projecting future rates or production and timing of development expenditures. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot give any assurance that such expectation reflected in these forward-looking statements will prove to have been correct.

         When used in this Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussions and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-Q.

         You should read these statements carefully because they discuss the Company's expectations about its future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest in the Company's common stock, you should be aware that the occurrence of any of the events described in this Form 10-Q could substantially harm the Company's business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of the Company's common stock could decline, and you could lose all or part of your investment.

         The Company cannot guarantee any future results, levels of activity, performance or achievements. Excepts as required by law, the Company undertakes no obligation to update any of the forward-looking statements in this Form 10Q after the date of this Form 10Q.

Item 3.       DISCLOSURE ABOUT MARKET RISKS

              The Company's indebtedness under its line of credit is variable rate financing. The Company believes that its exposure to market risk relating to interest rate risk is not material. The Company believes that its business operations are not exposed to market risks relating to foreign currency exchange risk or equity price risk.


              Price Risk

              The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for the remaining nine months of 2000, a 10% decline in the prices the Company receives for its crude oil and natural gas production would have an approximate $1.2 million impact on the Company's revenues.

                                    PART II

Item 1.       LEGAL PROCEEDINGS

              None

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              None

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              None

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

Item 5        OTHER INFORMATION

              None

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                   27.1  Financial data schedule

              (b) The Company filed a Form 8-K on April 20, 2000 reporting that two new directors were added to its board of directors. The Company filed a Form 8-K/A on April 5, 2000, amending its report on Form 8-K filed on August 9, 1999 relating to its private placement of securities.


                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PETROQUEST ENERGY, INC.

Date:  May 15, 2000                          By: /s/ Robert R. Brooksher
                                                 -------------------------------
                                             Robert R. Brooksher
                                             Chief Financial Officer and
                                             Secretary (Authorized Officer and
                                             Principal Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
27.1                     Financial data schedule