Form 10-Q/A
period 2000-03-31
PETROQUEST ENERGY INC
filed 2000-05-15
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -----------------

                                  FORM 10-Q/A

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

                            PETROQUEST ENERGY, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                (amounts in thousands, except per share amounts)


                                                          Three Month Ended
                                                              March 31,
                                                      ---------------------------
                                                         2000            1999
                                                      -----------     -----------
Revenues:
         Oil and Gas Sales                            $     3,099     $     1,217
          Interest Income                                      52              20
                                                      -----------     -----------
                                                      $     3,151           1,237
                                                      -----------     -----------

Expenses:
         Lease Operating Expenses                             603             408
         Production Taxes                                     173              64
         Depreciation, Depletion and Amortization           1,100             886
         General and Administrative                           646             283
          Interest Expense                                     --              69
          Other Income                                         --             (10)
                                                      -----------     -----------
                                                            2,522           1,770
                                                      -----------     -----------

Net Income (Loss) Before Income Taxes                         629            (463)
                                                      ===========     ===========

Income Tax Provision (Benefit)                                 --              --

Net Income (Loss)                                     $       629     $      (463)
                                                      ===========     ===========

Net Income (Loss) Per Common Share
          Basic                                       $      0.03     $     (0.02)
                                                      ===========     ===========

          Diluted                                     $      0.02     $     (0.02)
                                                      ===========     ===========

Average Shares Outstanding                                 24,048          18,537
                                                      ===========     ===========

Average Shares Outstanding Assuming Dilution               25,541          18,537
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