Form 10-Q
period 2000-06-30
PETROQUEST ENERGY INC
filed 2000-08-14
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from:     to:
                         Commission file number: 019020



                             PETROQUEST ENERGY, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                                 72-1440714

          (State of Incorporation)                            (I.R.S. Employer Identification No.)


400 E. KALISTE SALOOM RD., LAFAYETTE, LOUISIANA                              70508

     (Address of principal executive offices)                              (Zip code)

                                   ----------

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


         As of August 10, 2000, there were 29,471,156 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.

                             PETROQUEST ENERGY, INC.


                                Table of Contents


                                                                                                          Page No.
Part I.     Financial Information

              Item 1.     Financial Statements

                                 Consolidated Balance Sheets as of
                                       June 30, 2000 and December 31, 1999. . . . . . . . . . . . . . . .       3


                                 Consolidated Statements of Operations for the
                                       Three and Six Months Ended June 30, 2000 and 1999. . . . . . . . .       4


                                 Consolidated Statements of Cash Flows
                                       for the Six Months Ended June 30, 2000 and 1999. . . . . . . . . .       5


                                 Consolidated Statement of Stockholders' Equity for the
                                       Six Months Ended June 30, 2000 . . . . . . . . . . . . . . . . . .       6


                                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .       7


              Item 2.     Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations. . . . . . . . . . . . . .       8


              Item 3.     Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . .      11


Part II.   Other Information

              Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11


              Item 2.     Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . .      11


              Item 3.     Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . .      12


              Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .      12


              Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12


              Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .      12

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                               June 30,      December 31,
                                                                 2000            1999
                                                             ------------    ------------
                                                              (Unaudited)
                                     ASSETS

Current assets:
       Cash                                                  $     10,691    $      3,006
       Oil and gas revenue receivable                               2,694           2,337
       Joint interest billing receivable                            4,929           2,190
       Subscriptions receivable                                     1,183              --
       Other current assets                                           199             235
                                                             ------------    ------------
Total current assets                                               19,696           7,768
                                                             ------------    ------------

Oil and gas properties
       Oil and gas properties, full cost method                    63,188          51,149
       Unevaluated oil and gas properties                           6,169           5,753
       Accumulated depreciation,
          depletion and amortization                              (37,671)        (35,412)
                                                             ------------    ------------
       Oil and gas properties, net                                 31,686          21,490

Plugging and abandonment escrow                                       375             255

Other assets, net of accumulated depreciation and
       amortization of $464,977 and $378,531, respectively            405             388
                                                             ------------    ------------

Total assets                                                 $     52,162    $     29,901
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
       Accounts payable and accrued liabilities              $      9,809    $      3,021
       Advances from co-owners                                      5,824           3,157
       Current portion of long-term debt                            2,559           1,942
                                                             ------------    ------------

Total current liabilities                                          18,192           8,120
                                                             ------------    ------------

Commitments and contingencies

Long-term debt                                                      2,304           2,927

Other liabilities                                                     749             749

Stockholders' equity
       Common stock, $0.001 par value, 29,930,730 and
           24,089,222 issued and outstanding, respectively             30              24
       Paid-in capital                                             60,009          48,869
       Accumulated deficit                                        (29,122)        (30,788)
                                                             ------------    ------------
Total stockholders' equity                                         30,917          18,105
                                                             ------------    ------------

Total liabilities and stockholders' equity                   $     52,162    $     29,901
                                                             ============    ============



        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                (amounts in thousands, except per share amounts)

                                                   Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                   2000         1999          2000          1999
                                                ----------   ----------    ----------    ----------
Revenues:
     Oil and gas sales                          $    3,803   $    1,521    $    6,902    $    2,738
     Interest income                                    56           20           108            40
                                                ----------   ----------    ----------    ----------
                                                     3,859        1,541         7,010         2,778
                                                ----------   ----------    ----------    ----------

Expenses:
     Lease operating expenses                          694          567         1,297           975
     Production taxes                                  177           93           350           157
     Depreciation, depletion and amortization        1,204        1,126         2,347         2,012
     General and administrative                        739          428         1,341           711
     Interest expense                                    9          122             9           191
     Foreign exchange (gain) loss                       --           --            --           (10)
                                                ----------   ----------    ----------    ----------

Income (loss) from operations                        1,036         (795)        1,666        (1,258)

     Income tax expense                                 --           --            --            --
                                                ----------   ----------    ----------    ----------

Net income (loss)                               $    1,036   $     (795)   $    1,666    $   (1,258)
                                                ==========   ==========    ==========    ==========

Earnings per common share
     Basic                                            0.04        (0.04)         0.07         (0.07)
                                                ==========   ==========    ==========    ==========
     Diluted                                          0.04        (0.04)         0.07         (0.07)
                                                ==========   ==========    ==========    ==========

Weighted average common shares
    Basic                                           24,110       18,551        24,119        18,544
    Diluted                                         25,201       18,551        25,157        18,544



        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (amounts in thousands)

                                                          Six Months Ended
                                                               June 30,
                                                           2000        1999
                                                         --------    --------
Cash flows from operating activities:
Net income (loss)                                        $  1,666    $ (1,258)
       Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation, depletion and amortization        2,346       2,012
            Compensation expense                              116          --

Changes in working capital accounts:
        Oil and gas revenue receivable                       (356)       (262)
        Joint interest billing receivable                  (2,739)         --
        Other current assets                                  (51)        168
        Accounts payable  and accrued liabilities           2,491       1,435
        Advances from co-owners                             2,667          --
        Plugging and abandonment escrow                      (120)         66
        Other                                                 (17)       (374)
                                                         --------    --------

Net cash provided by operating activities                   6,003       1,787
                                                         --------    --------

Cash flows from investing activities:
       Investment in oil and gas properties                (8,159)     (4,793)
       Sale of oil and gas properties                          --         424
                                                         --------    --------

Net cash used in investing activities                      (8,159)     (4,369)
                                                         --------    --------

Cash flows from financing activities:
       Proceeds from borrowings                             3,100       2,399
       Repayment of long-term debt                         (3,107)       (165)
       Proceeds from private placement                      9,693          --
       Payment of costs related to private placement         (326)         --
       Proceeds from exercise of warrants                     343          --
       Proceeds from exercise of stock options                138          34
                                                         --------    --------

Net cash provided by financing activities                   9,841       2,268
                                                         --------    --------

Net increase (decrease) in cash                             7,685        (314)

Cash balance, beginning of period                        $  3,006    $  1,081
                                                         --------    --------

Cash balance, end of period                              $ 10,691    $    767
                                                         ========    ========

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest          $    205    $     68
                                                         ========    ========


        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)
                             (amounts in thousands)


                                                                                         Total
                                         Common          Paid-In      Accumulated    Stockholders'
                                         Stock           Capital        Deficit         Equity
                                      ------------    ------------   ------------    ------------
Balance, December 31, 1999            $         24    $     48,869   $    (30,788)   $     18,105

Stock based employee compensation               --             116             --             116

Private placement                                4           9,689             --           9,693

Fees incurred for private placement             --            (326)            --            (326)

Common stock subscriptions                       1           1,181             --           1,182

Exercise of options and warrants                 1             480             --             481

Net income                                      --              --          1,666           1,666
                                      ------------    ------------   ------------    ------------

Balance, June 30, 2000                $         30    $     60,009   $    (29,122)   $     30,917
                                      ============    ============   ============    ============



        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   BASIS OF PRESENTATION

The consolidated financial information for the three and six-month periods ended June 30, 2000 and 1999, respectively, has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2000 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the "Company" refer to PetroQuest Energy, Inc. and its consolidated subsidiaries, PetroQuest Energy, Inc. (Louisiana) and PetroQuest Energy One, L.L.C.

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

NOTE 2   EARNINGS PER SHARE

Basic earnings per common share was computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share was computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the issuance of common shares for stock options and warrants through the application of the treasury stock method. There were no antidilutive shares for the three and six-month period ended June 30, 2000. The assumed conversion of certain stock options and warrants into 1,002,300 shares of the Company's common stock were excluded from the computation of diluted earnings per share for the three and six-month periods ended June 30, 1999 as the effect was antidilutive.

NOTE 3   LONG-TERM DEBT

The Company's borrowing base under the reducing revolving line of credit at June 30, 2000 was $3,550,000 and reduces $225,000 per month on the first day of each month thereafter. At June 30, 2000, $3,100,000 was outstanding under this facility. The next borrowing base redetermination is scheduled for August 2000. Interest under the loan is payable monthly at prime plus 1/2% (10% at June 30, 2000). Amounts outstanding under this line of credit were paid in July with proceeds received from the private placement (discussed below).

On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. For the first three production months, all of the net cash flow from the property was dedicated to payment of principal and interest on the loan. Subsequently, 85% of the net cash flow from the property (assuming production levels of 12.5 MMcf/day) is dedicated to debt service. The well began producing during the first part of July 1999. $1,763,000 remains outstanding under this loan at June 30, 2000.

NOTE 4    PRIVATE PLACEMENTS

The Company filed a Form 8-K on July 21, 2000, reporting the funding of a private placement of 4.89 million shares of common stock at a purchase price of $2.50 per share for a total consideration of $12,225,000 before fees and expenses. The Company received proceeds of $10,000,000 before fees and expenses by June 30, 2000 and recorded an additional $1,182,250 of common stock subscriptions receivables in the accompanying balance sheet. These subscriptions were paid on July 20, 2000. The proceeds from the private placement will be used to build and install production facilities, and for development drilling and completion activities.

The Company agreed to file a registration statement covering the resale of the Company's common stock issued in the private placement within 30 days after the closing of the transaction. Such filing occurred on July 28, 2000. The securities offered pursuant to the private placement were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

NOTE 5   NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for the Company on January 1, 2001.

Because the Company does not currently use derivative instruments, the adoption of SFAS No. 133 will not impact the Company's financial statements.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

PetroQuest Energy, Inc. is an independent oil and gas company engaged in the acquisition, exploration, development and operation of oil and gas properties onshore and offshore in the Gulf Coast Region. The Company and its predecessors have been active in this area since 1986, which gives the Company extensive geophysical, technical and operational expertise in this area.

The Company's business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region. At June 30, 2000, the Company operated 74% of all wells in which it participated. For the six months ended June 30, 2000, approximately 20% of the Company's equivalent production is oil and 80% is gas. Before year-end, the Company plans to drill six new wells, two of which are offshore.

RESULTS OF OPERATIONS

The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three and six-month periods ended June 30, 2000 and 1999.

                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                  2000         1999         2000         1999
                               ----------   ----------   ----------   ----------
Production:
     Oil (Bbls)                    34,112       19,629       68,341       42,394
     Gas (Mcf)                    829,085      560,209    1,660,105    1,070,304
     Total production (Mcfe)    1,033,757      677,983    2,070,151    1,324,668

Revenues:
     Total oil sales           $  887,807   $  322,211   $1,826,930   $  560,188
     Total gas sales            2,915,637    1,190,820    5,075,255    2,150,274

Average Sales Prices:
     Oil (per Bbl)             $    26.03   $    16.42   $    26.73   $    13.21
     Gas (per Mcf)                   3.52         2.13         3.06         2.01
     Per Mcfe                        3.68         2.23         3.33         2.05

The net income (loss) totaled $1,036,000 and $(795,000) for the quarters ended June 30, 2000 and 1999, respectively. Net income for the six months ended June 30, 2000 was $1,666,000 as compared to net loss of $(1,258,000) for the first six months of 1999. The positive results are due to the following components:

PRODUCTION. Oil produced in 2000 increased 74% and 61% over the second quarter and six months ended 1999, respectively. Natural gas produced in 2000 increased 48% and 55% over the second quarter and six months ended 1999, respectively. On a Mcfe basis, 2000 production for the second quarter and six months increased 52% and 56%, respectively, over 1999.

The increase in 2000 production volumes, as compared to 1999, was due primarily to three new wells that were not producing in 1999. CL&F#13 and CL&F#14 at Turtle Bayou and Valentine Sugars #1 came on-line in October 1999, December 1999, and May 2000, respectively. Oil production in the first half of 2000 was also boosted by the Company's Bully Camp Field, which was shut-in the first half of 1999 due to low product prices.

PRICES. Average oil prices for the second quarter and six months ended June 30, 2000 were $26.03 and $26.73, respectively, as compared to $16.42 and $13.21 for the same periods in 1999. Average gas prices were $3.52 and $3.06 for the second quarter and six months ended 2000, respectively, as compared to $2.13 and $2.01 for the same periods in 1999. Stated on a Mcfe basis, unit prices received during the second quarter and the first six months of 2000 were 65% and 62% higher, respectively, than the prices received during the comparable 1999 period.

REVENUE. Oil and gas sales during the second quarter of 2000 increased 150% to $3,803,000, as compared to second quarter 1999 revenues of $1,513,000. For the first six months of 2000, oil and gas sales increased 155% to $6,902,000, compared to oil and gas revenues of $2,710,000 during the 1999 period. The strong rise in product prices coupled with the growth in production volumes resulted in significant increases in revenue.

EXPENSES. Lease operating expenses for the second quarter of 2000 increased to $694,000 from $567,000 during the second quarter of 1999. Lease operating expenses for the six months ended June 30, 2000 increased to $1,297,000 from $975,000 during the six months ended June 30, 1999. The rise in lease operating expenses for 2000 is primarily due to the three new wells that began operating after June 30, 1999, and workovers in the Valentine and Deer Island Fields. On a Mcfe basis, lease operating expenses for the second quarter decreased from $0.84 per Mcfe in 1999 to $0.67 in 2000 and from $0.74 per Mcfe in 1999 to $0.62 in 2000 for the first six months due to increased production volumes with nominal increases in operating costs.

General and administrative expenses during the second quarter of 2000 totaled $739,000 as compared to expenses of $428,000 during the 1999 quarter. For the six months ended June 30, 2000 general and administrative expenses were $1,341,000 compared to $711,000 in 1999. The increases in overhead expenses are primarily due to a 25% increase in personnel due to increased activity in 2000. In addition, the Company expensed $240,000 for fees and expenses related to a mezzanine debt financing, which was not completed in favor of the Company's successfully completed private placement.

Depreciation, depletion and amortization ("DD&A") expense for the six months ended June 30, 2000 increased 17% from the 1999 period. The rise in DD&A is due to bringing the three new wells on-line. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the first six months of 2000 was $1.13 per Mcfe compared to $1.52 per Mcfe for the same period in 1999. For the second quarter of 2000, DD&A per Mcfe was $1.16 compared to $1.66 for the comparable period in 1999. The reduction in per unit of DD&A is due to reserve additions at Valentine and Turtle Bayou Fields and Vermilion Block 376.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOW. For the first six months of 2000, working capital (before considering the current portion of debt) increased from $1.6 million in 1999 to $4.1 million in 2000. The increase in working capital is primarily the result of improved operating results and the private placement of common stock partially offset by expenditures for exploration and development.

The Company's borrowing base under the reducing revolving line of credit at June 30, 2000 was $3,550,000 and reduces $225,000 per month on the first day of each month. At June 30, 2000, $3,100,000 was outstanding under this facility. The next borrowing base redetermination is scheduled for August 2000. Interest under the loan is payable monthly at prime plus 1/2% (10% at June 30, 2000). Amounts outstanding under this line of credit were paid in July with proceeds received from the private placement.

On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. For the first three production months, all of the net cash flow from the property was dedicated to payment of principal and interest on the loan. Subsequently, 85% of the net cash flow from the property (assuming production levels of 12.5 MMcf/day) is dedicated to debt service. The well began producing during the first part of July 1999. $1,763,000 remains outstanding under this loan at June 30, 2000.

Net cash flow from operations before working capital changes increased from $754,000 in 1999 to $4,128,000 in 2000. This is the result of increased production due to the Company's successful drilling program and higher product prices.

The Company filed a Form 8-K on July 21, 2000, reporting funding of a private placement of 4.89 million shares of common stock at a purchase price of $2.50 per share for a total consideration of $12,225,000 before fees and expenses. The Company received proceeds of $10,000,000 before fees and expenses by June 30, 2000 and recorded an additional $1,182,250 of common stock subscription receivables in the accompanying balance sheet. These subscriptions were paid on July 20, 2000. The proceeds from the private placement will be used to build and install production facilities, and for development drilling and completion activities.

Management believes the funds received from the private placement, cash flows from operations and additional borrowing capacity will be sufficient in the near term to fund exploration and development activities. In the future, our exploration activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings or joint venture arrangements with industry partners. There can be no assurances that such additional financings will be available on acceptable terms, if at all. If the Company is unable to obtain additional financing, it could be forced to delay or even abandon some of its exploration and development opportunities.

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

When used in the Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussions and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-Q.

Item 3.       DISCLOSURE ABOUT MARKET RISKS

The Company's indebtedness under its line of credit is variable rate financing. The Company believes that its exposure to market risk relating to interest rate changes is limited due to the relatively low level of debt outstanding at June 30, 2000. The Company believes that its business operations are not exposed to market risks relating to foreign currency exchange risk.

              Price Risk

The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for the remaining six months of 2000, a 10% decline in the prices the Company receives for its crude oil and natural gas production would have an approximate $875,000 impact on the Company's revenues.

                                     PART II

Item 1.       LEGAL PROCEEDINGS

              NONE

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company filed a Form 8-K on July 21, 2000, reporting funding of a private placement of 4.89 million shares of common stock at a purchase price of $2.50 per share for a total consideration of $12,225,000 before fees and expenses. The Company received proceeds of $10,000,000 before fees and expenses by June 30, 2000 and recorded an additional $1,182,250 of common stock subscription receivables in the accompanying balance sheet. These subscriptions were paid on July 20, 2000. The proceeds from the private placement will be used to build and install production facilities, and for development drilling and completion activities.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              NONE

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2000, an annual meeting of the stockholders of the Company was held. The holders of 18,985,920 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

    (a) Election of Directors

         The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

                                                                       NUMBER OF              NUMBER OF
                             NAME                                      VOTES FOR            VOTES WITHHELD
                             ----                                      ---------            --------------
                     Charles T. Goodson                                18,910,072                75,848
                     Alfred J. Thomas, II                              18,718,959               266,961
                     Ralph J. Daigle                                   18,718,959               266,961
                     Robert R. Brooksher                               18,898,872                87,048
                     Daniel G. Fournerat                               18,719,059               265,961
                     William W. Rucks, IV                              18,718,959               266,961
                     Jay B. Langner                                    18,718,945               266,975
                     Francisco A. Garcia                               18,718,924               266,996
                     E. Wayne Nordberg                                 18,718,959               266,961

     (b) Amendment of the 1998 Stock Incentive Plan

         The Stockholders voted to increase the number of shares of common stock reserved under the 1998 Stock Incentive Plan by 600,000 to an aggregate of 2,400,000 as follows:

         Number of Votes For                Number of Votes Against             Number of Votes Withheld
         -------------------                -----------------------             ------------------------
             16,794,670                            2,156,901                             14,902


Item 5.       OTHER INFORMATION

              NONE.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                  10.1 Employment Agreement dated May 8, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge.

                  10.2 Termination Agreement dated May 8, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge.

                  10.3 Indemnification Agreement dated August 11, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge.

                  27.1     Financial data schedule

              (b) Reports on Form 8-K:

                  The Company filed an amended Form 8-K on April 5, 2000 regarding the initial funding of a private placement of 5 million units in August 1999.

                  The Company filed a Form 8-K on July 21, 2000, reporting that funding of a private placement of 4.89 million shares of common stock at a purchase price of $2.50 per share for a total consideration of $12,225,000 before fees and expenses occurred.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PETROQUEST ENERGY, INC.

Date:  August 11, 2000            By: /s/ Michael O. Aldridge
                                     ------------------------
                                          Michael O. Aldridge
                                          Chief Financial Officer and Secretary
                                          (Authorized Officer and Principal
                                          Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
10.1                       Employment Agreement dated May 8, 2000 between
                           PetroQuest Energy, Inc. and Michael O. Aldridge.

10.2                       Termination Agreement dated May 8, 2000 between
                           PetroQuest Energy, Inc. and Michael O. Aldridge.

10.3 Indemnification Agreement dated August 11, 2000 between PetroQuest Energy, Inc. and Michael O.
                           Aldridge.

27.1                       Financial data schedule