Form 10-Q
period 2000-09-30
PETROQUEST ENERGY INC
filed 2000-11-14
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the transition period from:      to:
                         Commission file number: 019020

                                   ---------

                             PETROQUEST ENERGY, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                               72-1440714

        (State of Incorporation)           (I.R.S. Employer Identification No.)

 400 E. KALISTE SALOOM RD., SUITE 3000,

           LAFAYETTE, LOUISIANA                         70508

 (Address of principal executive offices)             (Zip code)

                                    ---------

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


         As of November 14, 2000, there were 30,106,156 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.

                             PETROQUEST ENERGY, INC.


                                Table of Contents

                                                                                            Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                      September 30, 2000 and December 31, 1999...............................   3

                  Consolidated Statements of Operations for the
                      Three and Nine Months Ended September 30, 2000 and 1999................   4

                  Consolidated Statements of Cash Flows
                      for the Nine Months Ended September 30, 2000 and 1999..................   5

                  Consolidated Statements of Stockholders' Equity for the
                      Nine Months Ended September 30, 2000...................................   6

                  Notes to Consolidated Financial Statements.................................   7

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........................   8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................  11

Part II. Other Information

         Item 1.  Legal Proceedings..........................................................  12

         Item 2.  Changes in Securities and Use of Proceeds..................................  12

         Item 3.  Defaults upon Senior Securities............................................  12

         Item 4.  Submission of Matters to a Vote of Security Holders........................  12

         Item 5.  Other Information..........................................................  12

         Item 6.  Exhibits and Reports on Form 8-K...........................................  12

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                              September 30,     December 31,
                                                                  2000             1999
                                                             --------------    --------------
                                                              (Unaudited)
                                     ASSETS
Current assets:
     Cash                                                    $        5,538    $        3,006
     Oil and gas revenue receivable                                   3,991             2,337
     Joint interest billing receivable                               10,693             2,190
     Other current assets                                               782               235
                                                             --------------    --------------
Total current assets                                                 21,004             7,768
                                                             --------------    --------------

Oil and gas properties:
     Oil and gas properties, full cost method                        72,360            51,149
     Unevaluated oil and gas properties                               7,098             5,753
     Accumulated depreciation,
         depletion and amortization                                 (39,272)          (35,412)
                                                             --------------    --------------
     Oil and gas properties, net                                     40,186            21,490

Plugging and abandonment escrow                                         435               255

Other assets, net of accumulated depreciation and
     amortization of $507 and $379, respectively                         435               388
                                                             --------------    --------------

Total assets                                                 $       62,060    $       29,901
                                                             ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                $       18,075    $        3,021
     Advances from co-owners                                          6,418             3,157
     Current portion of long-term debt                                  405             1,942
                                                             --------------    --------------

Total current liabilities                                            24,898             8,120
                                                             --------------    --------------

Commitments and contingencies

Long-term debt                                                        1,060             2,927

Other liabilities                                                       749               749

Stockholders' equity:
     Common stock, $0.001 par value, 29,917 and
         24,089 issued and outstanding, respectively                     30                24
     Paid-in capital                                                 61,426            48,869
     Accumulated deficit                                            (26,103)          (30,788)
                                                             --------------    --------------
Total stockholders' equity                                           35,353            18,105
                                                             --------------    --------------

Total liabilities and stockholders' equity                   $       62,060    $       29,901
                                                             ==============    ==============


        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                (amounts in thousands, except per share amounts)

                                                   Three Months Ended        Nine Months Ended
                                                      September 30,             September 30,
                                                   2000         1999          2000         1999
                                                ----------   ----------    ----------   ----------
Revenues:
     Oil and gas sales                          $    6,035   $    2,557    $   12,937   $    5,295
     Interest income                                    97           19           205           59
                                                ----------   ----------    ----------   ----------
                                                     6,132        2,576        13,142        5,354
                                                ----------   ----------    ----------   ----------

Expenses:
     Lease operating expenses                          540          802         1,837        1,777
     Production taxes                                  275          105           626          262
     Depreciation, depletion and amortization        1,642        1,046         3,988        3,058
     General and administrative                        652          344         1,993        1,055
     Interest expense                                    4          114            13          305
     Foreign exchange (gain) loss                       --          (47)           --          (57)
                                                ----------   ----------    ----------   ----------
                                                     3,113        2,364         8,457        6,400
                                                ----------   ----------    ----------   ----------

Income (loss) from operations                        3,019          212         4,685       (1,046)

     Income tax expense                                 --           --            --           --
                                                ----------   ----------    ----------   ----------

Net income (loss)                               $    3,019   $      212    $    4,685   $   (1,046)
                                                ==========   ==========    ==========   ==========

Earnings per common share:
     Basic                                      $     0.10   $     0.01    $     0.18   $    (0.05)
                                                ==========   ==========    ==========   ==========
     Diluted                                    $     0.10   $     0.01    $     0.17   $    (0.05)
                                                ==========   ==========    ==========   ==========

Weighted average common shares:
     Basic                                          29,334       21,323        25,835       20,907
     Diluted                                        30,799       21,323        27,906       20,907


                The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (amounts in thousands)

                                                            Nine Months Ended
                                                             September 30,
                                                          2000          1999
                                                       ----------    ----------
Cash flows from operating activities:
Net income (loss)                                      $    4,685    $   (1,046)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation, depletion and amortization               3,988         3,058
     Compensation expense                                     116            --

Changes in working capital accounts:
     Oil and gas revenue receivable                        (1,653)       (1,953)
     Joint interest billing receivable                     (8,503)           --
     Other current assets                                    (548)          (14)
     Accounts payable and accrued liabilities              15,053         2,111
     Advances from co-owners                                3,262            --
     Plugging and abandonment escrow                         (180)            6
     Other                                                   (175)         (325)
                                                       ----------    ----------

Net cash provided by operating activities                  16,045         1,837
                                                       ----------    ----------

Cash flows from investing activities:
     Investment in oil and gas properties                 (22,556)       (8,383)
     Sale of oil and gas properties                            --         1,868
                                                       ----------    ----------

Net cash used in investing activities                     (22,556)       (6,515)
                                                       ----------    ----------

Cash flows from financing activities:
     Proceeds from borrowings                               3,100         5,900
     Repayment of long-term debt                           (6,504)       (6,000)
     Net proceeds from private placement                   11,294         4,508
     Proceeds from exercise of warrants                       939            --
     Proceeds from exercise of stock options                  214            47
                                                       ----------    ----------

Net cash provided by financing activities                   9,043         4,455
                                                       ----------    ----------

Net increase (decrease) in cash                             2,532          (223)

Cash balance, beginning of period                      $    3,006    $    1,081
                                                       ----------    ----------

Cash balance, end of period                            $    5,538    $      858
                                                       ==========    ==========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest          $      272    $      305
                                                       ==========    ==========

        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)
                             (amounts in thousands)

                                                                                  Total
                                      Common        Paid-In     Accumulated    Stockholders'
                                      Stock         Capital      Deficit          Equity
                                    -----------   -----------   -----------    -------------
Balance, December 31, 1999          $        24   $    48,869   $   (30,788)   $      18,105

Stock-based employee compensation            --           116            --              116

Private placement - net proceeds              5        11,289            --           11,294

Exercise of options and warrants              1         1,152            --            1,153

Net income                                   --            --         4,685            4,685
                                    -----------   -----------   -----------    -------------

Balance, September 30, 2000         $        30   $    61,426   $   (26,103)   $      35,353
                                    ===========   ===========   ===========    =============




        The accompanying notes are an integral part of these statements.

                             PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   BASIS OF PRESENTATION

The consolidated financial information for the three and nine-month periods ended September 30, 2000 and 1999, respectively, has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2000 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the "Company" refer to PetroQuest Energy, Inc. (Delaware) and its wholly-owned consolidated subsidiaries, PetroQuest Energy, Inc. (Louisiana) and PetroQuest Energy One, L.L.C. (a single member Louisiana limited liability company).

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

NOTE 2   EARNINGS PER SHARE

Basic earnings per common share was computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share was computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the issuance of common shares for stock options and warrants through the application of the treasury stock method. There were no antidilutive shares for the three and nine-month periods ended September 30, 2000. The assumed conversion of certain stock options and warrants into 2,553,696 shares and 871,575 shares of the Company's common stock, respectively, for the three and nine-month periods ended September 30, 1999, respectively, were excluded from the computation of diluted earnings per share as the effect was antidilutive.

NOTE 3   LONG-TERM DEBT

The Company's borrowing base under the reducing revolving line of credit at September 30, 2000 was $2,875,000. At September 30, 2000, there was no outstanding debt under this facility. The Company's borrowing base was redetermined on October 3, 2000 and was increased to $10,000,000. A subsequent borrowing base redetermination occurred on November 13, 2000 and was increased to $11,500,000. Beginning January 1, 2001, the borrowing base shall reduce each month by $400,000. The next borrowing base redetermination is scheduled for April 2001. Borrowings under the reducing revolving line of credit bear interest at either the prime rate or LIBOR plus 250 basis points, at the option of the Company. The revolving credit facility matures June 1, 2002.

On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. For the first three production months, all of the net cash flow from the property was dedicated to payment of principal and interest on the loan. Subsequently, 85% of the net cash flow from the property (assuming production levels of 12.5 MMcf/day) is dedicated to debt service. The well began producing during July 1999. At September 30, 2000, $1,465,165 remains outstanding under this loan.

NOTE 4    PRIVATE PLACEMENT

On July 20, 2000, the Company completed a private placement of 4.89 million shares of common stock to accredited investors at a purchase price of $2.50 per share for a total consideration of $12,225,000 before fees and expenses. After fees and expenses, including $644,168 in commissions, proceeds to the Company were $11,294,000. The proceeds will be used to build and install production facilities, and for development drilling and completion activities. The issuance of the common stock was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended, and the Company has registered the resale of the common stock with the Securities and Exchange Commission on Form S-3.

NOTE 5   NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 will be effective for the Company on January 1, 2001.

The Company is currently not obligated to any derivative instrument or hedging contract and, therefore, would not be subject to SFAS No. 133 disclosure requirements. However, depending on the nature of future hedging activities and the fluctuation of oil and gas prices over the term of future hedges, the adoption of SFAS No. 133 may create volatility in results of operations and/or stockholders' equity.

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

The Company's business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region. At September 30, 2000, the Company operated 77% of all producing wells in which it participated. For the nine months ended September 30, 2000, approximately 20% of the Company's equivalent production was oil and 80% was gas. In the fourth quarter of 2000, the Company plans to begin production on three new offshore wells.

RESULTS OF OPERATIONS

The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the periods noted.

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                  2000         1999         2000         1999
                               ----------   ----------   ----------   ----------
Production:
     Oil (Bbls)                    42,274       32,712      110,615       75,106
     Gas (Mcf)                  1,041,693      751,470    2,695,718    1,821,774
     Total production (Mcfe)    1,298,267      947,744    3,368,420    2,272,412

Revenues:
     Total oil sales           $1,474,966   $  643,114   $3,301,896   $1,203,302
     Total gas sales            4,549,730    1,902,867    9,606,055    4,053,141

Average Sales Prices:
     Oil (per Bbl)             $    34.89   $    19.66   $    29.85   $    16.02
     Gas (per Mcf)                   4.37         2.53         3.56         2.22
     Per Mcfe                        4.72         2.69         3.90         2.31

The net income totaled $3,019,000 and $212,000 for the quarters ended September 30, 2000 and 1999, respectively. Net income for the nine months ended September 30, 2000 was $4,685,000 as compared to net loss of $1,046,000 for the first nine months of 1999. The positive results are due to the following components:

PRODUCTION. Oil produced in 2000 increased 29% and 47% over the third quarter and nine months ended September 30, 1999, respectively. Natural gas produced in 2000 increased 39% and 48% over the third quarter and nine months ended September 30, 1999, respectively. On a Mcfe basis, production for the third quarter and nine months ended September 30, 2000 increased 37% and 48%, respectively over the same periods in 1999.

The increase in 2000 production volumes, as compared to 1999, was due primarily to three new wells that were not producing in 1999. CL&F#14 and CL&F#15 at Turtle Bayou and Valentine Sugars #1 came on-line in December 1999, May 2000, and August 2000, respectively. Oil production for the nine months ended September 30, 2000 was also boosted by the Company's Bully Camp Field, which was shut-in during the first half of 1999 due to low product prices.

PRICES. Average oil prices for the third quarter and nine months ended September 30, 2000 were $34.89 and $29.85, respectively, as compared to $19.66 and $16.02 for the same periods in 1999. Average gas prices were $4.37 and $3.56 for the third quarter and nine months ended September 30, 2000, respectively, as compared to $2.53 and $2.22 for the same periods in 1999. Stated on a Mcfe basis, unit prices received during the third quarter and the first nine months of 2000 were 75% and 69% higher, respectively, than the prices received during the comparable 1999 periods.

REVENUE. Oil and gas sales during the third quarter of 2000 increased 136% to $6,035,000, as compared to third quarter 1999 revenues of $2,557,000. For the first nine months of 2000, oil and gas sales increased 144% to $12,937,000, compared to oil and gas sales of $5,295,000 during the 1999 period. The strong rise in product prices coupled with the growth in production volumes resulted in significant increases in revenue.

EXPENSES. Lease operating expenses for the third quarter of 2000 decreased to $540,000 from $802,000 during the third quarter of 1999. The decrease for the three months ended September 30, 2000 as compared to the same period in 1999 is due to 1999 workovers related to bringing the Bully Camp field on-line and high lease operating expenses in 1999 for High Island Block 494. Lease operating expenses for the nine months ended September 30,

2000 increased to $1,837,000 from $1,777,000 during the nine months ended September 30, 1999. The rise in lease operating expenses for 2000 is primarily due to the three new wells that began producing after September 30, 1999, and the workovers in the Valentine and Deer Island Fields. On a Mcfe basis, lease operating expenses for the third quarter decreased from $0.85 per Mcfe in 1999 to $0.42 in 2000 and from $0.78 per Mcfe in 1999 to $0.55 in 2000 for the first nine months due to increased production volumes with nominal increases in operating costs.

General and administrative expenses during the third quarter of 2000 totaled $652,000 as compared to expenses of $344,000 during the 1999 quarter. For the nine months ended September 30, 2000 general and administrative expenses were $1,993,000 compared to $1,055,000 in 1999. The increases in general and administrative expenses are primarily due to a 33% increase in personnel and to increased activity in 2000. In addition, the Company expensed $240,000 for fees and expenses related to a mezzanine debt financing, which was abandoned due to the Company's private placement.

Depreciation, depletion and amortization ("DD&A") expense for the nine months ended September 30, 2000 increased 30% from the 1999 period. The rise in DD&A is due to bringing the three new wells on-line as well as the Company's aggressive drilling program. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the first nine months of 2000 was $1.18 per Mcfe compared to $1.35 per Mcfe for the same period in 1999. The reduction for the first nine months of 2000 as compared to the same period for 1999 is due primarily to reserve additions at Valentine and Turtle Bayou Fields. For the third quarter of 2000, DD&A per Mcfe was $1.26 compared to $1.10 for the comparable period in 1999. The increase for the three months ended September 30, 2000, as compared to the same period in 1999 is a result of the addition of new reserves from High Island Block 494, which significantly increased the total reserves in the third quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOW. The Company finances its operations using a combination of funds provided by operations, bank financing and sales of its equity securities. Working capital (before considering the current portion of debt) decreased from $1.6 million at December 31, 1999 to a working capital deficit of $3.5 million at September 30, 2000. The decrease in working capital is primarily the result of expenditures related to facilities, development and drilling at Vermilion 376, Eugene Island 147, Valentine, and Turtle Bayou Fields.

Net cash flow from operations before working capital changes increased from $2,012,000 in 1999 to $8,789,000 in 2000. This increase is the result of the Company's successful drilling program, higher production and higher product prices.

The Company's borrowing base under the reducing revolving line of credit at September 30, 2000 was $2,875,000. At September 30, 2000, there was no outstanding debt under this facility. The Company's borrowing base was redetermined on October 3, 2000 and was increased to $10,000,000. A subsequent borrowing base redetermination occurred on November 13, 2000 and was increased to $11,500,000. Beginning January 1, 2001, the borrowing base shall reduce each month by $400,000. The next borrowing base redetermination is scheduled for April 2001. Borrowings under the reducing revolving line of credit bear interest at either the prime rate or LIBOR plus 250 basis points, at the option of the Company. The revolving credit facility matures June 1, 2002.

On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. For the first three production months, all of the net cash flow from the property was dedicated to payment of principal and interest on the loan. Subsequently, 85% of the net cash flow from the property (assuming production levels of 12.5 MMcf/day) is dedicated to debt service. The well began producing during July 1999. At September 30, 2000, $1,465,165 remains outstanding under this loan.

On July 20, 2000, the Company completed a private placement of 4.89 million shares of common stock to accredited investors at a purchase price of $2.50 per share for a total consideration of $12,225,000 before fees and expenses. After fees and expenses, including $644,168 in commissions, proceeds to the Company were $11,294,000. The proceeds will be used to build and install production facilities, and for development drilling and completion activities. The issuance of the common stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and the Company has registered the resale of the common stock with the Securities and Exchange Commission on Form S-3.

Management believes the funds received from the private placement, cash flows from operations and additional borrowing capacity will be sufficient in the near term to fund exploration and development activities. In the future, our exploration activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, or joint venture arrangements with industry partners. There can be no assurances that such additional financings will be available on acceptable terms, if at all. If the Company is unable to obtain additional financing, it could be forced to delay or even abandon some of its exploration and development opportunities.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements include, without limitation, statements regarding the Company's estimate of the sufficiency of its existing capital resources and its ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in estimating quantities of proved oil and natural gas reserves and in projecting future rates or production and timing of development expenditures. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot give any assurance that such expectation reflected in these forward-looking statements will prove to have been correct.

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

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Interest Rate Risk

The Company's indebtedness under its line of credit is variable rate financing. The Company believes that its exposure to market risk relating to interest rate changes is limited due to the relatively low level of debt outstanding at September 30, 2000. The Company believes that its business operations are not exposed to significant market risks relating to foreign currency exchange risk.

              Price Risk

The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for the remaining three months of 2000, a 10% decline in the prices the Company receives for its crude oil and natural gas production would have an approximate $740,000 impact on the Company's revenues.
                                       11

The Company is currently not obligated to any derivative instrument or hedging contract and, therefore, would not be subject to SFAS No. 133 disclosure requirements. However, depending on the nature of future hedging activities and the fluctuation of oil and gas prices over the term of future hedges, the adoption of SFAS No. 133 may create volatility in results of operations and/or stockholders' equity.

                                     PART II

Item 1.       LEGAL PROCEEDINGS

                  NONE.

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 20, 2000, the Company completed a private placement of 4.89 million shares of common stock to accredited investors at a purchase price of $2.50 per share for a total consideration of $12,225,000 before fees and expenses. After fees and expenses, including $644,168 in commissions, proceeds to the Company were $11,294,000. The proceeds will be used to build and install production facilities, and for development drilling and completion activities. The issuance of the common stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and the Company has registered the resale of the common stock with the Securities and Exchange Commission on Form S-3.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

                  NONE.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE.

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


                                           PETROQUEST ENERGY, INC.

Date:  November 14, 2000                   By: /s/ Michael O. Aldridge
       -----------------                      ----------------------------------
                                                   Michael O. Aldridge
                                                   Chief Financial Officer and
                                                   Secretary (Authorized Officer
                                                   and Principal Financial and
                                                   Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
 27.1       Financial Data Schedule