Form 10-K
period 2000-12-31
PETROQUEST ENERGY INC
filed 2001-03-30
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

          (Mark One)

          [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ X ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $152,141,415 as of March 22, 2001 (based on the last reported sale price of such stock on the Nasdaq National Market System).

     As of March 22, 2001, the registrant had outstanding 30,619,656 shares of Common Stock, par value $.001 per share.

     Document incorporated by reference: Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held on May 23, 2001 which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                                                                                                Page No.
                                                                                                                --------

                                     PART I

Item 1.    Business  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    1

Item 2.    Properties.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   10

Item 3.    Legal Proceedings.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     12

Item 4.    Submission of Matters to a Vote of Security Holders .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   12


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters .  .  .  .  .  .  .  .  .  .  .   12

Item 6.    Selected Financial Data  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   13

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.  .  .  .  .  .   13

Item 7A.   Quantitative and Qualitative Disclosure About Market Risks. .   .  .  .  .  .  .  .  .  .  .  .  .  .   18

Item 8.    Financial Statements and Supplementary Data  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    18

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  .  .  .  .  .    18


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   19

Item 11.   Executive Compensation .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     19

Item 12.   Security Ownership of Certain Beneficial Owners and Management .  .  .  .  .  .  .  .  .  .  .  .  .    19

Item 13.   Certain Relationships and Related Transactions.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   19


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  .  .  .  .  .  .  .  .  .  .  .  .     19

           Index to Financial Statements.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     F-1

         This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-K are forward looking statements. These forward looking statements include, without limitation, statements regarding our estimate of the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures. Although we believe that the expectations reflected in these forward looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward looking statements will prove to have been correct.

         When used in this Form 10-K, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussions and Analysis of Financial Condition and Results of Operations", "Risk Factors" and elsewhere in this Form 10-K.

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

         We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         PetroQuest Energy, Inc. ("PetroQuest" or the "Company") is incorporated in the State of Delaware and is an independent oil and gas company engaged in the generation, exploration, development, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region. PetroQuest and its predecessors have been active in this area since 1986. The Company's business strategy is to increase production, cash flow and reserves through generation, exploration, development and acquisition of properties located in the Gulf Coast Region.

         On September 1, 1998, the Company completed a merger and reorganization (the "Merger") pursuant to a Plan and Agreement of Merger (the "Merger Plan") dated February 11, 1998 by and among the Company, Optima Energy (U.S.) Corporation ("Optima (U.S.)"), Goodson Exploration Company ("Goodson"), NAB Financial, L.L.C. ("NAB") and Dexco Energy, Inc. ("Dexco"), pursuant to which Optima (U.S.) merged into a newly formed Louisiana corporation from Nevada to Louisiana and changing its name to PetroQuest Energy, Inc. ("PetroQuest Louisiana"). Concurrently, PetroQuest Louisiana, through a merger of PetroQuest Louisiana with Goodson, NAB and Dexco, acquired 100% of the ownership interests of American Explorer L.L.C. ("American Explorer"), all which were owned by Goodson, NAB and Dexco prior to the Merger. Concurrent with the Merger, PetroQuest continued from a Canadian corporation to a Delaware corporation, converted each share of Optima no par value common stock into one share of the Company's $.001 par value common stock, changed its name to "PetroQuest Energy, Inc." and adopted a new certificate of incorporation. The operating results of American have been consolidated in the Company's consolidated statement of operations since September 1, 1998.

         Pursuant to the Merger, the Company issued to the original owners of American and their respective affiliates, certain of whom currently serve as officers and directors of the Company, 7,335,001 shares of Company common stock, par value $.001 per share (the "Common Stock"), and 1,667,001 Contingent Stock Issue Rights (the "CSIRs"). The CSIRs entitle the holders to receive an additional 1,667,001 shares of Common Stock at such time within three years of the anniversary date of the issuance of the CSIRs as the trading price for the Common Stock is $5.00 or higher for 20 consecutive trading days. Should these rights become exchangeable, the Company will be required to issue 1,667,001 shares of Common Stock for no net proceeds.

         In addition, management of PetroQuest was changed to the management of American. The Canadian offices were closed and the Company's headquarters were moved to Lafayette, Louisiana. PetroQuest maintains an offshore exploration office in Houston, Texas.

         On December 31, 2000, the Company underwent a subsequent corporate reorganization. The Company's subsidiary, PetroQuest Energy, Inc., a Louisiana corporation, was merged into PetroQuest Energy One, L.L.C., a Louisiana limited liability company. In addition, PetroQuest Energy One, L.L.C. changed its name to PetroQuest Energy, L.L.C., a single-member Louisiana limited liability company, and PetroQuest Energy, Inc., a Delaware corporation, continues to be its sole member.

DEFINED TERMS

         Natural gas is stated in billion cubic feet ("Bcf"), million cubic feet ("MMcf") or thousand cubic feet ("Mcf"). Oil is stated in barrels ("Bbl") or thousand barrels ("MBbl). Mmcfe and Mcfe represent the equivalent of one million and one thousand cubic feet of natural gas, respectively. Oil is converted to gas at a ratio of one barrel of liquids per six Mcf of gas, based on relative energy content. "Net" acres, production or wells refers to the total acres, production or wells in which PetroQuest has a working interest, multiplied by the percentage working interest owned by PetroQuest.

EXPLORATION AND DEVELOPMENT

         The Company is engaged in the exploration, development, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region. As of December 31, 2000, the Company's estimated proved reserves totaled 3,115 MBbl of oil and 30,135 MMcf of natural gas, with pre-tax present value discounted at 10% of the estimated future net revenues based on constant prices in effect at year-end ("discounted cash flow") of $256,867,000. Approximately 67% of the Company's reserves are proved developed reserves. The Company operates 13 fields representing approximately 89% of the total discounted cash flow attributable to estimated proved reserves.

SIGNIFICANT PROPERTIES

         VALENTINE FIELD, LAFOURCHE PARISH, LA. The Valentine Field has to date produced in excess of one trillion cubic feet of gas equivalent. For the month of December 2000, production averaged 135 Bbls of oil per day and 5,280 Mcf of natural gas per day from 9 wells. When the Company acquired its interest in this field in 1993, virtually no deep exploration had ever occurred because only three 2-D seismic lines were shot over this south Louisiana salt dome structure, and thus virtually no deep exploration occurred. PetroQuest and a major oil and gas company acquired an 86 square mile 3-D survey in November 1998. The Company acquired the major oil and gas company's interest in this field in August 1999, and the Company's current industry partner acquired the interest in October 1999. The Company continues to evaluate the data and maintains a 35% to 50% working interest in various prospects identified as a result of the 3D survey. During 2000, the first well to be drilled as a result of the new 3-D survey was completed and produced an average of 22 Bbls of oil per day and 2230 Mcf of natural gas per day. A second exploratory well at this field is currently being drilled and the Company plans to drill a minimum of two more new wells in this field in 2001.

         TURTLE BAYOU FIELD, TERREBONNE PARISH, LA. To date, the Company has participated in the drilling of sixteen wells in the Turtle Bayou Field. As of December 31, 2000, there are 6 producing wells in the field in which we hold a working interest. Collectively, the 6 producing wells averaged approximately 31,900 Mcf of natural gas and 740 barrels of oil per day for the month of December 2000. Our working interest varies between 14% and 43% with a weighted average working interest of approximately 36.5%. PetroQuest acquired a 3-D regional seismic survey shot in 1998 which incorporates the Turtle Bayou Field. As a result of studying this data, six additional prospects with multiple objectives have been identified. The first four wells have been drilled and completed and a fifth well is expected to begin drilling in the second quarter of 2001.

         SHIP SHOAL 72, FEDERAL OUTER CONTINENTAL SHELF WATERS. PetroQuest acquired an 85% working interest in 14,000 acres in the fourth quarter of 2000 and an additional 5% working interest in this field during the first quarter of 2001. This field has produced in excess of 345 billion cubic feet equivalent to date. The Company's 2001 plans include one recompletion, reactivation of three gas lift wells and four development opportunities. PetroQuest expects that these activities will add production of 7,000 Mcfe during the second quarter of 2001 and 7,000 Mcfe in the third quarter of 2001 net to the Company. Additional proved undeveloped opportunities in new fault blocks and exploration potential in a deeper horizon have been identified and are being further evaluated for future drilling.

         EUGENE ISLAND 147, FEDERAL OUTER CONTINENTAL SHELF WATERS. PetroQuest initially had a 25% working interest in this lease and acquired the remaining 75% working interest from a major oil and gas company. A 63.5% working interest was subsequently sold to other oil and gas companies and we currently hold a 36.5% working interest. During 2000, we drilled two successful wells on this offshore block and production is planned for the second quarter of 2001 at an expected rate of approximately 4,500-5,000 Mcfe per day net to PetroQuest. Additional exploration opportunities have been identified and are currently being evaluated.

         VERMILION BLOCK 376, FEDERAL OUTER CONTINENTAL SHELF WATERS ("FALCON PROSPECT"). The Company and its partners drilled a well on this property in the fourth quarter of 1999 and logged 285 feet of gross hydrocarbon column (136 feet net). An additional well was drilled in the second quarter of 2000 logging 112 feet of gross hydrocarbon pay (74 feet net). PetroQuest is the operator of the project and owns a 43% working interest. During 2000, an approximately 2,500 ton production platform was fabricated and placed in service. The field began production on December 8, 2000, and was producing at an average rate for December of approximately 2700 Bbls per day of oil and 500 Mcf per day of natural gas.

MARKETS

         PetroQuest's ability to market oil and gas from the Company's wells depends upon numerous factors beyond the Company's control, including the extent of domestic production and imports of oil and gas, the proximity of the gas production to gas pipelines, the availability of capacity in such pipelines, the demand for oil and gas by utilities and other end users, the availability of alternative fuel sources, the effects of inclement weather, state and federal regulation of oil and gas production and federal regulation of gas sold or transported in interstate commerce. No assurance can be given that PetroQuest will be able to market all of the oil or gas produced by the Company or that favorable prices can be obtained for the oil and gas PetroQuest produces.

         In view of the many uncertainties affecting the supply and demand for oil, gas and refined petroleum products, the Company is unable to predict future oil and gas prices and demand or the overall effect such prices and demand will have on the Company. For the year ended December 31, 2000, the Company had three customers who accounted for 58%, 15% and 11% of total revenues, respectively. For the year ended December 31, 1999, the Company had three customers who accounted for 22%, 12%, 10% of total revenues, respectively. PetroQuest does not believe that the loss of any of the Company's oil purchasers would have a material adverse effect on the Company's operations. The marketing of oil and gas by PetroQuest can be affected by a number of factors which are beyond the Company's control, the exact effects of which cannot be accurately predicted.

FEDERAL REGULATIONS

         SALES AND TRANSPORTATION OF NATURAL GAS. Historically, the transportation ans sales for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA") and Federal Energy Regulatory Commission ("FERC") regulations. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated price for all "first sales" of natural gas. Thus, all sales of gas by the Company may be made at market prices, subject to applicable contract provisions. Sales of natural gas are affected by the availability, terms and cost of pipeline transportation. Since 1985, the FERC has implemented regulations intended to make natural gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

         Beginning in April 1992, the FERC issued Order No. 636 and a series of related orders, which required interstate pipelines to provide open-access transportation on a not unduly discriminatory basis for all natural gas shippers. The FERC has stated that it intends for Order No. 636 and its future restructuring activities to foster increased competition within all phases of the natural gas industry. Although Order No. 636 does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how we and our competitors sell natural gas in the marketplace.
                                       3

         The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines. However, some appeals remain pending and the FERC continues to review and modify its regulations regarding the transportation of natural gas. For example, the FERC issued Order No. 637 which;

         o lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for short-term releases of pipeline capacity of less than one year,

         o permits pipelines to file for authority to charge different maximum cost-based rates for peak and off-peak periods,

         o     encourages, but does not mandate, auctions for pipeline capacity,

         o     requires pipelines to implement imbalance management services,

         o restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders, and

         o     implements a number of new pipeline reporting requirements.

         Order No. 637 also requires the FERC staff to analyze whether the FERC should implement additional fundamental policy changes. These include whether to pursue performance-based or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid.

         In April 1999 the FERC issued Order No. 603, which implemented new regulations governing the procedure for obtaining authorization to construct new pipeline facilities. In September 1999, the FERC issued a related policy statement establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates for service on new pipeline facilities based solely on the costs associated with such new pipeline facilities.

         We cannot predict what further action the FERC will take on these matters, nor can we accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which our natural gas is sold. However, we do not believe that any action taken will affect the Company in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

         The Outer Continental Shelf Lands Act, which the FERC implements as to transportation and pipeline issues, requires that all pipelines operating on or across the Outer Continental Shelf provide open-access, non-discriminatory service. Historically, the FERC has opted not to impose regulatory requirements under its Outer Continental Shelf Lands Act authority on gatherers and other entities outside the reach of its NGA jurisdiction. However, the FERC recently issued Order No. 639, requiring that virtually all non-proprietary pipeline transporters of natural gas on the Outer Continental Shelf report information on their affiliations, rates and conditions of service. The reporting requirements established by the FERC in Order No. 639 may apply, in certain circumstances, to operators of production platforms and other facilities on the Outer Continental Shelf, with respect to gas movements across such facilities. Among the FERC's stated purposes in issuing such rules was the desire to increase transparency in the market, to provide producers and shippers on the Outer Continental Shelf with greater assurance of (a) open-access services on pipelines located on the Outer Continental Shelf and (b) non-discriminatory rates and conditions of service on such pipelines.

         The FERC retains authority under the Outer Continental Shelf Lands Act to exercise jurisdiction over gatherers and other entities outside the reach of its NGA jurisdiction if necessary to ensure non-discriminatory access to service on the Outer Continental Shelf. We do not believe that any FERC action taken under its Outer Continental Shelf Lands Act jurisdiction will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

         Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

         SALES AND TRANSPORTATION OF CRUDE OIL. Sales of crude oil, condensate and natural gas liquids by the Company are not currently regulated, and are subject to applicable contract provisions made at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to the FERC's jurisdiction under the Interstate Commerce Act. In other instances, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes.

         The regulation of pipelines that transport crude oil, condensate and natural gas liquids is generally more light-handed than the FERC's regulation of gas pipelines under the NGA. Regulated pipelines that transport crude oil, condensate, and natural gas liquids are subject to common carrier obligations that generally ensure non-discriminatory access. With respect to interstate pipeline transportation subject to regulation of the FERC under the Interstate Commerce Act, rates generally must be cost-based, although market-based rates or negotiated settlement rates are permitted in certain circumstances. Pursuant to FERC Order No. 561, pipeline rates are subject to an indexing methodology. Under this indexing methodology, pipeline rates are subject to changes in the Producer Price Index for Finished Goods, minus one percent. A pipeline can seek to increase its rates above index levels provided that the pipeline can establish that there is a substantial divergence between the actual costs experienced by the pipeline and the rate resulting from application of the index. A pipeline can seek to charge market-based rates if it establishes that it lacks significant market power. In addition, a pipeline can establish rates pursuant to settlement if agreed upon by all current shippers. A pipeline can seek to establish initial rates for new services through a cost-of-service proceeding, a market-based rate proceeding, or through an agreement between the pipeline and at least one shipper not affiliated with the pipeline. The FERC indicated in Order No. 561 that it will assess in 2000 how the rate-indexing method is operating. The FERC issued a Notice of Inquiry on July 27, 2000 seeking comment on whether to retain or to change the existing index. After consideration of all the initial and reply comments, the FERC concluded on December 14, 2000 that the PPI-1 index has reasonably approximated the actual cost changes in the oil pipeline industry during the preceding five year period, and that it should be continued for the subsequent five year period.

         FEDERAL LEASES. The Company maintains operations located on federal oil and gas leases, which are administered by the Minerals Management Service pursuant to the Outer Continental Shelf Lands Act. These leases are issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed Minerals Management Service regulations and orders that are subject to interpretation and change by the Minerals Management Service.

         For offshore operations, lessees must obtain Minerals Management Service approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the Minerals Management Service prior to the commencement of drilling. The Minerals Management Service has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. The Minerals Management Service also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the Minerals Management Service has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities.

         To cover the various obligations of lessees on the Outer Continental Shelf, the Minerals Management Service generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or assurances can be substantial, and there is no assurance that they can be obtained in all cases. Under some circumstances, the Minerals Management Service may require operations on federal leases to be suspended or terminated.

         The Minerals Management Service also administers the collection of royalties under the terms of the Outer Continental Shelf Lands Act and the oil and gas leases issued under the Act. The amount of royalties due is based upon the terms of the oil and gas leases as well as of the regulations promulgated by the Minerals Management Service. These regulations are amended from time to time, and the amendments can affect the amount of royalties that we are obligated to pay to the Minerals Management Service. However, we do not believe that these regulations or any future amendments will affect the Company in a way that materially differs from the way it affects other oil and gas producers, gathers and marketers.

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

         The Company may enter into agreements relating to the construction or operation of a pipeline system for the transportation of natural gas. To the extent that such gas is produced, transported and consumed wholly within one state, such operations may, in certain instances, be subject to the jurisdiction of such state's administrative authority charged with the responsibility of regulating intrastate pipelines. In such event, the rates which the Company could charge for gas, the transportation of gas, and the construction and operation of such pipeline would be subject to the rules and regulations governing such matters, if any, of such administrative authority.

LEGISLATIVE PROPOSALS

         In the past, Congress has been very active in the area of natural gas regulation. There are legislative proposals pending in the various state legislatures which, if enacted, could significantly affect the petroleum industry. At the present time it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Company's operations.

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

         Activities of PetroQuest with respect to natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities including the United States Environmental Protection Agency ("EPA"). Such regulation can increase the cost of planning, designing, installation and operation of such facilities. In most instances, the regulatory requirements relate to water and air pollution control measures. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on it, risks of substantial costs and liabilities are inherent in oil and gas production operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, would result in substantial costs and liabilities to the Company.

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

         The Company generates wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited the disposal options for certain hazardous wastes. Furthermore, it is possible that certain wastes currently exempt from regulation as "hazardous wastes" generated by the Company's oil and gas operations may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly disposal requirements.

         SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain persons with respect to the release or threatened release of a "hazardous substance" into the environment. These persons include the owner and operator of a site and persons that disposed or arranged for the disposal of the hazardous substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs of such action. Neither the Company nor its predecessors have been designated as a potentially responsible party by the EPA under CERCLA with respect to any such site.

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

         The OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities of all removal costs plus $75 million, and lesser limits for some vessels depending upon their size. The regulations promulgated under OPA impose proof of financial responsibility requirements that can be satisfied through insurance, guarantee, indemnity, surety bond, letter of credit, qualification as a self-insurer, or a combination thereof. The amount of financial responsibility required depends upon a variety of factors including the type of facility or vessel, its size, storage capacity, oil throughput, proximity to sensitive areas, type of oil handled, history of discharges and other factors. The Company believes it currently has established adequate financial responsibility. While financial responsibility requirements under OPA may be amended to impose additional costs on the Company, the impact of any change in these requirements should not be any more burdensome to the Company than to others similarly situated.

         CLEAN WATER ACT. The Clean Water Act ("CWA") regulates the discharge of pollutants to waters of the United States, including wetlands, and requires a permit for the discharge of pollutants, including petroleum, to such waters. Certain facilities that store or otherwise handle oil are required to prepare and implement Spill Prevention, Control and Countermeasure Plans and Facility Response Plans relating to the possible discharge of oil to surface waters. The Company is required to prepare and comply with such plans and to obtain and comply with discharge permits. The Company believes it is in substantial compliance with these requirements and that any noncompliance would not have a material adverse effect on it. The CWA also prohibits spills of oil and hazardous substances to waters of the United States in excess of levels set by regulations and imposes liability in the event of a spill. State laws further provide civil and criminal penalties and liabilities for spills to both surface and groundwaters and require permits that set limits on discharges to such waters.

         AIR EMISSIONS. The operations of the Company are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits may be resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could impose civil and criminal liability for non-compliance. An agency could require the Company to forego construction or operation of certain air emission sources. The Company believes that it is in substantial compliance with air pollution control requirements and that, if a particular permit application were denied, it would have enough permitted or permittable capacity to continue its operations without a material adverse effect on any particular producing field.

         OSHA. The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendments and Reauthorization Act and similar state statutes require the Company to organize and/or disclose information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens.

         Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

EMPLOYEES

         The Company had 43 employees as of December 31, 2000. In addition to the services of its full time employees, the Company utilizes the services of independent contractors to perform certain services. PetroQuest believes that its relationships with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement.

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

         SUBSTANTIAL CAPITAL REQUIREMENTS. PetroQuest makes, and will continue to make, substantial capital expenditures for the exploitation, exploration, acquisition and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash generated by operations and proceeds from bank borrowings and equity offerings. If revenues or the Company's borrowing base decrease as a result of lower oil and gas prices, operating difficulties or declines in reserves, the Company may have limited ability to expend the capital necessary to undertake or complete future drilling programs. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

         CONTROL BY MANAGEMENT. Executive officers and directors of the Company beneficially own approximately 31% of the outstanding Common Stock. This percentage ownership is based on the number of shares of Common Stock outstanding at March 17, 2000 and the beneficial ownership of such persons at such date. As a result, these persons may be in a position to control the Company through their ability to determine the outcome of elections of the Company's directors and certain other matters requiring the vote or consent of the Company's stockholders.

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

         ENVIRONMENTAL AND OTHER REGULATIONS. PetroQuest's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulation could have a significant impact on the operating costs of the Company, as well as on the oil and gas industry in general.

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

ITEM 2.  PROPERTIES

         For a description of the Company's exploration and development activities and its significant properties, see Item 1. Business-Exploration and Development and - Significant Properties.

OIL AND GAS RESERVES

         The following table sets forth certain information about the estimated proved reserves of the Company as of December 31, 2000.

                                                                              Oil (Mbbls)       Gas (MMcfs)
                                                                              -----------       -----------
Proved developed:                                                                   2,355            18,679
Proved undeveloped:                                                                   760            11,456
Total proved:                                                                       3,115            30,135
Estimated pre-tax future net cash flows                      $  324,956,000
Discounted pre-tax future net cash flows                     $  256,867,000
Standardized measure of discounted future
net cash flows                                               $  178,323,000

         Ryder Scott Company prepared the estimates of proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31, 2000. Reserves were estimated using oil and gas prices and production and development costs in effect at December 31, 2000 without escalation, and were prepared in accordance with Securities and Exchange Commission regulations regarding disclosure of oil and gas reserve information. The product prices used in developing the above estimates averaged $25.29 per Bbl of oil and $10.00 per MMBtu of gas. Because of the high Btu content of the Company's Gulf Coast gas, this equates to an average price realized of approximately $10.35 per Mcf.

         The Company has not filed any reports with other federal agencies which contain an estimate of total proved net oil and gas reserves.

OIL AND GAS DRILLING ACTIVITY

         The following table sets forth the wells drilled and completed by the Company during the periods indicated. All such wells were drilled in the continental United States:

                                              2000              1999               1998
                                        Gross       Net   Gross       Net    Gross       Net
                                        -----      ----   -----      ----    -----      ----
Exploration:
Productive                                  3      1.32       4      1.33        2      0.74
Non-productive                              1      0.40       1      0.05       --        --
                                        -----      ----   -----      ----    -----      ----
Total                                       4      1.72       5      1.38        2      0.74
                                        =====      ====   =====      ====    =====      ====

Development:
Productive                                  3      1.23       1      0.41       --        --
Non-productive                              1      0.40      --        --       --        --
                                        -----      ----   -----      ----    -----      ----
Total                                       4      1.63       1      0.41       --        --
                                        =====      ====   =====      ====    =====      ====


         The Company owned working interests in 48 gross (25.6 net) producing oil and gas wells at December 31, 2000. At December 31, 2000, the Company had no wells in progress.

LEASEHOLD ACREAGE

         The following table shows the approximate developed and undeveloped (gross and net) leasehold acreage of the Company as of December 31, 2000:

                                                               Leasehold Acreage
                                                      --------------------------------------
                                                            Developed         Undeveloped
                                                      ------------------   -----------------
                                                       Gross         Net    Gross        Net
                                                      ------      ------   ------     ------
Mississippi (onshore)                                    721         396    9,191      4,561
Louisiana (onshore)                                    7,910       3,604   22,177     10,874
Texas (offshore)                                       1,440         636       --         --
Federal Waters                                        40,970      18,493   51,561     27,616
                                                      ------      ------   ------     ------
Total                                                 51,041      23,129   82,929     43,051


         In addition, PetroQuest has 2,460 gross acres and 1,279 net acres under option in Louisiana.

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

         PetroQuest Energy, Inc. f/k/a Optima Energy (U.S.) Corp. v. The Meridian Resource & Exploration Company f/k/a Texas Meridian Resources Exploration, Inc., was filed on February 24, 2000, bearing Civil Action No. 99-2394 of the United States District Court for the Western District of Louisiana. The Company asserts a claim for damages against Meridian resulting from defendant's activities as operator of the Southwest Holmwood property, Calcasieu Parish, Louisiana which resulted in a final judgment of the United States District Court for the Western District of Louisiana ordering cancellation of the parties' productive oil and gas lease and joint exploration agreement with Amoco Production Company, forfeiture to two producing wells on the lease and substantial damages against the defendant causing the Company the loss of its investment and profits.

         The Meridian Resource & Exploration Company v. PetroQuest Energy, Inc., was filed on December 17, 1999, bearing Docket No. 996192A of the 15th Judicial District Court in and for the Parish of Lafayette, Louisiana. Meridian asserts that the Company is responsible as an investor under its participation agreement with Meridian for $530,004 of the losses, costs, expense and liability of Meridian resulting from the final judgment that was rendered in favor of Amoco and against Meridian in legal proceedings relative to the Southwest Holmwood Field, Calcasieu Parish, Louisiana in the matter "Amoco Production Company v. Texas Meridian Resource & Exploration Company," bearing Civil Action No. 96-1639 in the United States District Court for the Western District of Louisiana (Civil Action No. 98-30724 in the United States Court of Appeals for the Fifth Circuit). Although the Company accrued $555,000 when the district court decision was rendered against Meridian in December, 1997, the Company denies liability to Meridian for losses sustained by Meridian as operator as a result of the Amoco litigation and is vigorously defending the lawsuit. The plaintiff has withheld $737,620 from production revenues due the Company from other properties and the Company is pursuing recovery of these amounts from Meridian.

         PetroQuest Energy, Inc. and PetroQuest Energy One, L.L.C. v. Schlumberger Technology Corporation, et al, was filed on December 29, 2000, bearing Civil Action No. 00-2823 of the United States District Court, Western District of Louisiana. This matter is a lawsuit filed by the Company's subsidiaries, PetroQuest Energy, Inc., a Louisiana corporation, and PetroQuest Energy One, L.L.C. (now PetroQuest Energy, L.L.C.) seeking to recover cost overruns in the amount of approximately $2,850,000 which were incurred in the completion of the No. 2 Well located at Eugene Island Block 147. The Company asserts that cost overruns were incurred due to the negligence of Schlumberger Technology Corporation.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

         The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "PQUE". On January 19, 2001, the Company voluntarily delisted its Common Stock from the Toronto Stock Exchange (TSE) where it formally traded under the symbol "PQU." The Company delisted its stock from the TSE because it no longer had Canadian operations and substantially all of its trading volume was on The Nasdaq Stock Market. The following table lists high and low sales prices per share for the periods indicated:

                                               Nasdaq Stock Market           Toronto Stock Exchange
                                             -----------------------         ----------------------
Quarter Ended                                  High            Low             High           Low
                                             -------         -------         -------        -------
                                             (U.S.$)         (U.S.$)          (CDN$)         (CDN$)
1999

1st Quarter                                     1.06            0.63            1.25           0.78
2nd Quarter                                     1.19            0.38            1.65           0.75
3rd Quarter                                     1.75            0.78            2.50           1.20
4th Quarter                                     1.97            1.28            3.00           2.00

2000

1st Quarter                                     2.25            1.38            3.00           2.10
2nd Quarter                                     3.00            1.38            4.50           2.05
3rd Quarter                                     4.38            2.13            6.75           2.50
4th Quarter                                     4.94            2.81            6.80           4.00

         As of February 16, 2001, there were approximately 3,335 common stockholders of record.

         The Company has not paid dividends on the Common Stock and intends to retain its cash flow from operations for the future operation and development of its business. In addition, the Company's credit facility with Hibernia National Bank restricts the declaration or payment of any dividends or distributions in excess of 50% of consolidated net income during the most recent fiscal quarter without prior written consent of Hibernia National Bank.

ITEM 6.  SELECTED FINANCIAL DATA

       The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 2000 have been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.

                                                              Years Ended December 31,
                                                  --------------------------------------------------------------------
                                                    2000            1999          1998           1997           1996
                                                  --------        --------     ---------       --------       --------
                                                                       (in thousands except share data)

Revenues                                          $ 22,561        $ 8,607      $  3,377       $  4,145       $  7,982
Net Income (Loss)                                    9,924           (310)      (16,240)        (2,914)            169
Net Income (Loss) per share:
Basic                                                 0.37          (0.01)        (1.20)         (0.26)           0.01
Diluted                                               0.35          (0.01)        (1.20)         (0.26)           0.01
Oil and Gas Properties, net                         56,344          21,490        17,423         12,862         24,909
Total Assets                                        83,072          29,901        20,066         20,163         29,641
Long-term Debt                                       6,804           2,927         1,300            100          4,488
Stockholders' Equity                                41,456          18,105        13,336         18,740         22,314



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         PetroQuest Energy, Inc. is an independent oil and gas company engaged in the exploration, development, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region. The Company and its predecessors have been active in this area since 1986, which gives the Company extensive geophysical, technical and operational expertise in this area. The Company's business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region.

MERGER OF OPTIMA ENERGY (U.S.) CORPORATION

         On September 1, 1998, the Company completed a merger and reorganization (the "Merger") pursuant to a Plan and Agreement of Merger (the "Merger Plan") dated February 11, 1998 by and among the Company, Optima Energy (U.S.) Corporation ("Optima (U.S.)"), Goodson Exploration Company ("Goodson"), NAB Financial, L.L.C. ("NAB") and Dexco Energy, Inc. ("Dexco"), pursuant to which Optima (U.S.) merged into a newly formed Louisiana corporation from Nevada to Louisiana and changing its name to PetroQuest Energy, Inc. ("PetroQuest Louisiana). Concurrently, PetroQuest Louisiana, through a merger of PetroQuest Louisiana with Goodson, NAB and Dexco, acquired 100% of the ownership interests of American Explorer L.L.C. ("American Explorer"), all which were owned by Goodson, NAB and Dexco prior to the Merger.

         Pursuant to the Merger, the Company issued to the original owners of American and their respective affiliates, certain of whom currently serve as officers and directors of the Company, 7,335,001 shares of Company common stock, par value $.001 per share (the "Common Stock"), and 1,667,001 Contingent Stock Issue Rights (the "CSIRs"). The CSIRs entitle the holders to receive an additional 1,667,001 shares of Common Stock at such time within three years of the anniversary date of the issuance of the CSIRs as the trading price for the Common Stock is $5.00 or higher for 20 consecutive trading days. Should these rights become exchangeable, the Company will be required to issue 1,667,001 shares of Common Stock for no net proceeds.

         On December 31, 2000, the Company underwent a subsequent corporate reorganization. PetroQuest Energy, Inc., a Louisiana corporation, was merged into PetroQuest Energy One, L.L.C., a Louisiana limited liability company. In addition, PetroQuest Energy One, L.L.C. changed its name to PetroQuest Energy, L.L.C., a single-member Louisiana limited liability company, and PetroQuest Energy, Inc., a Delaware corporation, continues to be its sole member.


NEW ACCOUNTING STANDARDS

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, as amended (SFAS 133) pertaining to the accounting for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. If the conditions specified in SFAS 133 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. At January 1, 2001, the Company recognized a liability of $609,295 related to costless collars; the cumulative catch-up adjustment is recorded as a charge to other comprehensive income. To the extent of intrinsic value, these collars have been designated as cash flow hedges.

         As of December 31, 2000, the Company had open collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for 2001 are for gas volume of 6,000 MMBtu per day beginning in January 2001 through December 2001 at (a weighted average) a ceiling price of $8.93 and floor price of $4.00. The Company had no open oil hedging contracts at December 31, 2000.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the years ended December 31, 2000, 1999 and 1998:

                                                      Year Ended December 31,
                                           ----------------------------------------------------
                                                  2000               1999             1998
                                           -----------------   ---------------   --------------
Production:
Oil (Bbls)                                           160,631           104,761           83,637
Gas (Mcf)                                          3,984,461         2,830,803        1,049,247
Total Production (Mcfe)                            4,948,246         3,459,369        1,551,063

Sales:
Total oil sales                            $       4,809,382   $     1,933,192   $    1,069,570
Total gas sales                                   17,457,307         6,583,026        2,173,620

Average sales prices:
Oil (per Bbl)                              $           29.94   $         18.45   $        12.79
Gas (per Mcf)                                           4.38              2.33             2.07
Per Mcfe                                                4.50              2.46             2.09

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000
AND 1999

         The net income for the year ended December 31, 2000 was $9,924,000 as compared to a net loss of $310,000 for the same period ended 1999. The positive results are due to the following components:

Production

         Oil production in 2000 increased 53% over the year ended December 31, 1999. Natural gas production in 2000 increased 41% over the year ended December 31, 1999. On an Mcfe basis, production for the year ended December 31, 2000 increased 43% over the same period in 1999. The increase in 2000 production volumes, as compared to 1999, was primarily due to three new wells that were not producing in 1999. CL&F #14 and CL&F #15 at Turtle Bayou and Valentine Sugars #1 came on-line during December 1999, May 2000, and August 2000, respectively.

Prices

         Average oil and natural gas prices realized by the Company were $29.94 and $4.38 for the year ended December 31, 2000, as compared to $18.45 and $2.33 for the same period ended 1999. This represents price increases of 62% for oil, 88% for natural gas and 83% on an Mcfe basis.

Oil and Gas Revenues

         Oil and gas sales increased from $8,516,000 to $22,267,000 in 2000 or an increase of 162%. This increase is the result of both increases in production volumes and higher product prices for both oil and gas.

Lease Operating Expenses

         Lease operating expenses increased 7% from $2,638,000 to $2,831,000. This resulted from the additional wells discussed above as well as high initial costs of three new wells drilled in the fourth quarter of 2000. On an Mcfe basis, operating expenses for the year decreased from $.76 in 1999 to $.57 in 2000 as a result of increased production.

Depreciation, Depletion and Amortization

         Depreciation, depletion and amortization (DD&A) increased 43% from $4,472,000 to $6,386,000. This is due to the increased production for the year and capital additions to property. On a Mcfe basis, which reflects changes in production, the DD&A rate for 2000 and 1999 was $1.29 per Mcfe.

General and Administrative Expenses

         Expensed general and administrative costs increased from $1,625,000 in 1999 to $3,248,000 in 2000. In 2000 and 1999, $2,084,000 and $1,361,000 of
general and administrative costs were capitalized as related directly to the acquisition, exploration and development efforts of the Company's resources. Total general and administrative costs increased in 2000 due to an increase of 79% in staffing levels related to the generation of prospects, exploration for oil and gas reserves and operation of properties.

Interest Expense

         Interest expense increased from $0 in 1999 to $78,000 in 2000, net of amounts capitalized, as a result of interest incurred on producing properties. The Company capitalized interest of $434,000 in 1999, as compared to $439,169 in 2000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND
1998

Oil and Gas Revenues

         Oil and gas revenues increased from $3,263,000 in 1998 to $8,516,000 in 1999, or an increase of 161%. This increase is the result of both increases in production volumes and higher product prices for both oil and gas. Production volumes increased primarily due to three new discoveries beginning production. Also, the American properties were added in September, 1998. Product prices increased 18% on an Mcfe basis from 1998 to 1999, reflecting higher product prices for both oil and gas.

Lease Operating Expenses

         Lease operating expenses increased 96% from $1,349,000 to $2,638,000. This resulted from the additional discoveries discussed above. On an Mcfe basis, operating expenses for the year decreased from $.87 in 1998 to $.76 in 1999.

Depreciation, Depletion and Amortization

         Depreciation, depletion and amortization (DD&A) increased 58% from $2,801,000 to $4,472,000. This is due to the increased production for the year and additions to property costs for the American properties and new discoveries. On an Mcfe basis, which reflects changes in production, the DD&A rate for 1999 was $1.29 per Mcfe compared to $1.81 for 1998.

Full Cost Ceiling Write-Down

         The full cost ceiling write-down in 1998 of $13,431,000 was primarily attributable to cost in excess of net book value recorded in the 1998 merger with American and significant declines in oil and gas prices at year-end 1998.

General and Administrative Expenses

         Expensed general and administrative costs decreased from $1,779,000 in 1998 to $1,625,000 in 1999. In 1999 and 1998, $1,361,000 and $438,000,
respectively of general and administrative costs were capitalized as related directly to the acquisition, exploration and development effort. Total general and administrative costs increased in 1999 due to additional staffing levels related to the generation of prospects, exploration for oil and gas reserves and operation of properties.

Interest Expense

         Interest expense decreased because the Company capitalized interest of $434,000 in 1999. No interest was capitalized in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flow

         The Company has financed its exploration and development activities to date principally through:

         o bank borrowings

         o cash flow from operations, and

         o private placements of our Common Stock.

         Working capital (before considering debt) decreased from $1.6 million in 1999 to ($1.9) million in 2000. This was caused primarily by significant capital expenditures related to offshore wells being drilled during the fourth quarter of 2000.

         On December 21, 2000, the Company (the "Guarantor") and its subsidiaries PetroQuest, Inc., a Louisiana corporation ("PetroQuest-LA") and PetroQuest Energy One, L.L.C. ("PetroQuest-One") (PetroQuest-LA and PetroQuest-One collectively the "Borrower") entered into a $50 million revolving credit facility with Hibernia National Bank. As a result of the reorganization of the Company's subsidiaries in December 2000, the credit agreement was amended on December 31, 2000 to reflect PetroQuest Energy, L.L.C. as the borrower. In the reorganization, PetroQuest-One was the survivor of the merger between itself and PetroQuest-LA, and subsequently changed it name to PetroQuest Energy, L.L.C. The borrowing base under this reducing revolving line of credit is based upon the valuation of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by Hibernia National Bank. The initial borrowing base, consisting of two separate facilities, is $15,620,000 and is scheduled for redetermination semi-annually on September 30 and March 31. The borrowing base is also subject to quarterly reductions initially set at $1,320,000 effective March 31, 2001. The borrowing base availability for Facility A is $14,120,000. The Borrower can choose to borrow on the line of credit under Facility A bearing interest at either the prime rate or the Eurodollar rate plus a margin (based on a sliding scale of 1.375% to 2.125% depending on borrowing base usage). Facility A matures on December 31, 2003. The borrowing base availability for Facility B is $1,500,000 and can only be utilized after Facility A is exhausted. The interest rate for Facility B is the prime rate plus 0.5% and matures on December 31, 2001. In addition, the credit facility allows the Borrower to use up to $7,500,000 of the borrowing base for letters of credit for fees of 2% per annum. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of PetroQuest Energy, L.L.C. and all of the membership interest owned now or in the future by the Company in PetroQuest Energy, L.L.C. In addition, the Company agreed to guarantee the indebtedness of the Borrower. The credit facility contains covenants and restrictions common to borrowings of this type, as well as maintenance of certain financial ratios. The Company was in compliance with all of its covenants at December 31, 2000.

         At December 31, 2000, approximately $6,000,000 was outstanding under Facility A and classified as long-term debt. The $6,000,000 is scheduled for payment during 2002. A $1,500,000 letter of credit, which expired February 1, 2001, was issued to secure credit exposure associated with certain hedging transactions. Also, a $3,000,000 letter of credit, which expires on December 31, 2001, was issued to secure several plug and abandonment bonds totaling $7,650,000 as required by the Minerals Management Service related to Ship Shoal Block 72. The unused portion of Facilities A and B at December 31, 2000 was $5,120,000.

         On December 21, 2000, the Company and the Borrower also entered into a $10,000,000 subordinated bridge facility with EnCap Energy Capital Fund III, L.P., which matures on September 18, 2001, subject to two extensions of thirty days each. Initially, $7,500,000 was drawn on the bridge facility and a $1,000,000 commitment fee was paid to the lender. If the remaining $2,500,000 is drawn on the bridge facility, an additional $200,000 in commitment fees will have to be paid. The loan carries a fixed interest rate of 10%, and is secured by a second mortgage on substantially all of the Borrower's oil and gas properties. In addition, the Company agreed to guarantee the indebtedness of the Borrower. The proceeds from the bridge facility were primarily used to purchase and develop the interests acquired in the Ship Shoal 72 Field. The Company intends to make payments through cash flow from operations, by drawing on the Hibernia National Bank facility, or by obtaining additional financing which could include the sale of property interests, additional equity and debt securities, and additional bank financing.

         On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. For the first three production months, all of the net cash flow from the property was dedicated to payment of principal and interest on the loan. Subsequently, 85% of the net cash flow from the property (assuming production levels of 12.5 MMcf/day) is dedicated to debt service. The well began producing during July 1999. At December 31, 2000, $1,157,534 remains outstanding under this loan.

         Net cash flow from operations before working capital changes increased from $4,280,000 in 1999 to $15,927,000 in 2000. Operations in 2000 improved because of better product prices and increased production as the result of successful exploration activities.

         On July 20, 2000, the Company completed a private placement of 4.89 million shares of Common Stock to accredited investors at a purchase price of $2.50 per share for a total consideration of $12,225,000 before fees and expenses. After fees and expenses, including $644,168 in commissions, proceeds to the Company were $11,294,000. The proceeds were used to build and install production facilities, and for development drilling and completion activities. The issuance of the Common Stock was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended, and the Company has registered the resale of the Common Stock with the Securities and Exchange Commission on Form S-3.

         The Company has budgeted for capital expenditures for 2001 and has an exploration and development program for the year 2001 which will require significant capital. Our budget for direct capital for new projects in 2001 is approximately $45,000,000. This represents twenty-one projects exposing the Company to 200 Bcfe of net unrisked reserve potential. In order to fund its cash requirements for continued oil and gas exploration and development activities, the Company plans to utilize available cash flow, obtain additional financing which could include the sale of property interests, additional equity and debt securities, and additional bank financing. The sale of additional debt or equity securities could be dilutive to the Company's present stockholders. There is no assurance that such plans will be successful. If the Company is unable to obtain additional financing, it could be forced to delay or even abandon some of its exploration and development opportunities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         The Company's indebtedness under its line of credit is variable rate financing. The Company believes that its exposure to market risk relating to interest rate risk is not material. The Company believes that its business operations are not exposed to market risks relating to foreign currency exchange risk or equity price risk.

         The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for 2001, a 10% decline in the prices the Company receives for its crude oil and natural gas production would have an approximate $3,900,000 impact on the Company's revenues.

         In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. As of December 31, 2000, the Company had open collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for 2001 are for gas volume of 6,000 MMBtu per day beginning in January 2001 through December 2001 at (a weighted average) a ceiling price of $8.93 and floor price of $4.00. The Company had no open oil hedging contracts at December 31, 2000. At January 1, 2001, the Company recognized a liability of $609,295 related to these costless collars; the cumulative catch-up adjustment is recorded as a charge to other comprehensive income. To the extent of intrinsic value, these collars have been designated as cash flow hedges.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information concerning this Item begins on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEMS 10, 11, 12 & 13

         For information concerning Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions, see the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held May 23, 2001, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

         The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon are included on pages F-1 through F-17 of this Form 10-K.

                Report of Independent Public Accountants
                Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the three years ended December 31, 2000
                Consolidated Statements of Stockholder's Equity for the three years ended December 31, 2000
                Consolidated Statements of Cash Flows for the three years ended December 31, 2000
                Notes to Consolidated Financial Statements

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

         3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to Form 8-K dated September 16, 1998).

         3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 4.2 to Form 8-K dated September 16, 1998).

         3.3 Certificate of Domestication of Optima Petroleum Corporation (incorporated herein by reference to 4.4 to Form 8-K dated September 16, 1998).

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

         4.2 Form of Certificate of Contingent Stock Issue Right (incorporated herein by reference to Exhibit 4.3 to Form 8-K dated September 16, 1998).

         4.3 Form of Warrant to Purchase Shares of Common Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-K dated August 9, 1999)

         4.4 Form of Placement Agent Warrant to Purchase Shares of Common Stock of PetroQuest Energy, Inc. incorporated herein by reference to Exhibit 4.2 to Form 8-K dated August 9, 1999)

       10.1     1998 Stock Option Plan (incorporated herein by reference to
                Exhibit 10.2 to Form 8-K dated September 16, 1998).

       10.2 First Amendment to PetroQuest Energy, Inc. 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 filed December 22, 2000).

       10.3 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II (incorporated herein by reference to Exhibit 10.3 to Form 8-K dated September 16, 1998).

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

       10.6 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Robert R. Brooksher (incorporated herein by reference to Exhibit 10.5 to Form 8-K dated September 16, 1998).

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

       10.10 First amendment to Employment Agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Robert R. Brooksher dated July 30, 1999 (incorporated herein by reference to Exhibit 10.4 to Form 8-K dated August 9, 1999)

       10.11 Employment Agreement dated May 8, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 14, 2000).

      *10.12 Employment Agreement dated December 15, 2000 between PetroQuest Energy, Inc. and Arthur M. Mixon, III.

       10.13 Credit Agreement dated as of December 21, 2000, by and among PetroQuest Energy One, L.L.C., a Louisiana limited liability company, PetroQuest Energy, Inc., a Louisiana corporation, PetroQuest Energy, Inc., a Delaware corporation, and Hibernia National Bank, a national banking association (incorporated by reference to Exhibit 10.1 to the Form 8-K/A-1 filed January 8,
                2001).

      *10.14 First Amendment to Credit Agreement dated and effective as of December 31, 2000, by and among PetroQuest Energy, L.L.C., a Louisiana limited liability company, PetroQuest Energy, Inc., a Delaware corporation, and Hibernia National Bank, a national banking association.

       10.15 Credit Agreement made as of December 21, 2000, by and among PetroQuest Energy, Inc., a Louisiana corporation, PetroQuest Energy One, L.L.C., a Louisiana limited liability company, PetroQuest Energy, Inc., a Delaware corporation, and EnCap Energy Capital Fund III, L.P. (incorporated by reference to
                Exhibit 10.2 to the Form 8-K/A-1 filed January 8, 2001).

      *10.16 First Amendment to Credit Agreement dated and effective as of December 31, 2000, by and among PetroQuest Energy, L.L.C., a Louisiana limited liability company, PetroQuest Energy, Inc., a Delaware corporation, and EnCap Energy Capital Fund III, L.P.

       10.17 Revolving Note dated December 21, 2000 in the principal amount of $50,000,000.00 payable to Hibernia National Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K/A-1 filed January 8, 2001).

       10.18 Promissory Note dated December 21, 2000 in the principal amount of $10,000,000 payable to EnCap Energy Capital Fund III, L.P. (incorporated by reference to Exhibit 10.3 to the Form 8-K/A-1 filed January 8, 2001).

       10.19 Continuing Guaranty made as of December 21, 2000, by PetroQuest Energy, Inc., a Delaware corporation, in favor of Hibernia National Bank (incorporated by reference to Exhibit 10.4 to the Form 8-K/A-1 filed January 8, 2001).

       10.20 Guaranty made as of December 21, 2000, by PetroQuest Energy, Inc., a Delaware corporation, in favor of EnCap Energy Capital Fund III, L.P. (incorporated by reference to Exhibit 10.5 to the Form 8-K/A-1 filed January 8, 2001).

       10.21 Subordination Agreement effective as of December 21, 2000, by and among Hibernia National Bank, EnCap Energy Capital Fund III, L.P., PetroQuest Energy, Inc., a Louisiana corporation, PetroQuest Energy One, L.L.C., a Louisiana limited liability company, and PetroQuest Energy, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.6 to the Form 8-K/A-1 filed January 8, 2001).

       10.22 Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed March 31, 1999).

       10.23 Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed March 31, 1999).

       10.24 Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed March 31,
                1999).

       10.25 Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Robert R. Brooksher (incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed March 31, 1999).

       10.26 First Amendment to Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson dated July 30, 1999 (incorporated herein by reference to Exhibit
                10.5 to Form 8-K dated August 9, 1999).

       10.27 First Amendment to Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II dated July 30, 1999 (incorporated herein by reference to Exhibit
                10.6 to Form 8-K dated August 9, 1999).

       10.28 First Amendment to Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle dated July 30, 1999 (incorporated herein by reference to Exhibit 10.7 to Form 8-K dated August 9, 1999).

       10.29 First Amendment to Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Robert R. Brooksher dated July 30, 1999 (incorporated herein by reference to Exhibit
                10.8 to Form 8-K dated August 9, 1999).

       10.30 Termination Agreement dated May 8, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed August 14, 2000).

      *10.31 Termination Agreement dated December 15, 2000 between PetroQuest Energy, Inc. and Arthur M. Mixon.

       10.32 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed March 31, 1999).

       10.33 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II (incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed March 31, 1999).

       10.34 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed March 31,
                1999).

       10.35 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Robert R. Brooksher (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed March 31, 1999).

       10.36 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Daniel G. Fournerat (incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed March 31, 1999).

       10.37 Indemnification Agreement dated April 3, 2000, between PetroQuest Energy, Inc. and E. Wayne Nordberg (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 20, 2000).

       10.38 Indemnification Agreement dated April 3, 2000, between PetroQuest Energy, Inc. and Jay B. Langner (incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 20, 2000).

         10.39 Indemnification Agreement dated April 3, 2000, between PetroQuest Energy, Inc. and Francisco A. Garcia (incorporated by reference to Exhibit 10.3 to the Form 8-K filed April 20,
                  2000).

         10.40 Indemnification Agreement dated April 3, 2000, between PetroQuest Energy, Inc. and William W. Rucks, IV (incorporated by reference to Exhibit 10.4 to the Form 8-K filed April 20,
                  2000).

         10.41 Indemnification Agreement dated August 11, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed August 14,
                  2000).

        *10.42 Indemnification Agreement entered into March 26, 2001 and effective January 1, 2001 between PetroQuest Energy, Inc. and Arthur M. Mixon, III.

        *21.1     Subsidiaries of the Company

        *23.1     Consent of Independent Public Accountants

----------

* Filed herewith.

REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on December 27, 2000 announcing the acquisition of assets and a new credit facility.

         The Company filed a report on Form 8-K on January 8, 2001, amending its report on Form 8-K filed on December 27, 2000 relating to the acquisition of assets and a new credit facility.

         The Company filed a report on Form 8-K on January 10, 2001 announcing the voluntary delisting of the Company's common stock from the Toronto Stock Exchange.

         The Company filed a report on Form 8-K on March 1, 2001, amending its report on Form 8-K filed on December 27, 2000 relating to the acquisition of assets and a new credit facility.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                       PETROQUEST ENERGY, INC.

                                       By: /s/ Charles T. Goodson
                                       -----------------------------------------
                                       CHARLES T. GOODSON
                                       Chairman of the Board and Chief
                                       Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

         By: /s/ Charles T. Goodson                                   Chairman of the Board, Chief Executive Officer and
            ------------------------------------------------------    Director (Principal Executive Officer)
         CHARLES T. GOODSON

         By: /s/ Alfred J. Thomas, II                                 President, Chief Operating Officer and Director
            ------------------------------------------------------
         ALFRED J. THOMAS, II

         By: /s/ Ralph J. Daigle                                      Senior Vice President-Exploration and Director
            ------------------------------------------------------
         RALPH J. DAIGLE

         By: /s/ Michael O. Aldridge                                  Chief Financial Officer, Secretary and Director
            ------------------------------------------------------    (Principal Financial and Accounting Officer)
         MICHAEL O. ALDRIDGE

         By: /s/ Daniel G. Fournerat                                  Director
            ------------------------------------------------------
         DANIEL G. FOURNERAT

         By: /s/ Francisco A. Garcia                                  Director
            ------------------------------------------------------
         FRANCISCO A. GARCIA

         By: /s/ Jay B. Langner                                       Director
            ------------------------------------------------------
         JAY B. LANGNER

         By:                                                          Director
            ------------------------------------------------------
         E. WAYNE NORDBERG

         By: /s/ William W. Rucks, IV                                 Director
            ------------------------------------------------------
         WILLIAM W. RUCKS, IV

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public  Accountants.  . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-2

Consolidated Balance Sheets of PetroQuest Energy, Inc. as of December  31, 2000 and 1999. . . . .    F-3

Consolidated Statements of Operations of PetroQuest Energy, Inc.
  for the years ended  December 31,  2000,  1999 and 1998 . . . . . . . . . . . . . . . . . . . .    F-4

Consolidated Statements of Stockholders' Equity of PetroQuest Energy, Inc.
  for the years ended  December 31,  2000,  1999 and 1998 . . . . . . . . . . . . . . . . . . . .    F-5

Consolidated Statements of Cash Flows of PetroQuest Energy, Inc.
  for the years ended  December 31,  2000,  1999 and 1998 . . . . . . . . . . . . . . . . . . . .    F-6

Notes to  Consolidated  Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . . . .    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
PetroQuest Energy, Inc.:


We have audited the accompanying consolidated balance sheets of PetroQuest Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroQuest Energy, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                       ARTHUR ANDERSEN LLP


New Orleans, Louisiana
March 2, 2001

                             PETROQUEST ENERGY, INC.

                           Consolidated Balance Sheets

                             (Amounts in Thousands)

                                                                              December 31,    December 31,
                                                                                  2000             1999
                                                                            --------------- ----------------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                               $         7,549 $          3,006
    Oil and gas revenue receivable                                                    5,148            2,337
    Joint interest billing receivable                                                10,151            2,190
    Other current assets                                                              1,432              235
                                                                            --------------- ----------------
Total current assets                                                                 24,280            7,768
                                                                            --------------- ----------------

Oil and gas properties:
    Oil and gas properties, full cost method                                         85,443           51,149
    Unevaluated oil and gas properties                                               12,431            5,753
    Accumulated depreciation, depletion and amortization                            (41,530)         (35,412)
                                                                            --------------- ----------------
    Oil and gas properties, net                                                      56,344           21,490

Plugging and abandonment escrow                                                         495              255

Other assets, net of accumulated depreciation and amortization                        1,953              388
    of $558 and $379, respectively                                          --------------- ----------------
Total Assets                                                                $        83,072 $         29,901
                                                                            =============== ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                $        18,893 $          3,021
    Advances from co-owners                                                           7,297            3,157
    Current portion of long-term debt                                                 7,873            1,942
                                                                            --------------- ----------------
Total current liabilities                                                            34,063            8,120
                                                                            --------------- ----------------
Commitments and contingencies                                                            --               --

Long-term debt                                                                        6,804            2,927

Other liabilities                                                                       749              749

Stockholders' equity:
    Common stock, $.001 par value; authorized 75,000
    shares; issued and outstanding 30,256 and 23,943
    shares, respectively                                                                 30               24
    Paid-in capital                                                                  62,290           48,869
    Accumulated deficit                                                             (20,864)         (30,788)
                                                                            --------------- ----------------
Total stockholders' equity                                                           41,456           18,105
                                                                            --------------- ----------------
Total liabilities and stockholders' equity                                  $        83,072 $         29,901
                                                                            =============== ================

          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                     Consolidated Statements of Operations
                 (Amounts in Thousands, Except Per Share Data)

                                                                     Year Ended December 31,
                                                             -----------------------------------------------
                                                                  2000             1999             1998
                                                             --------------    ------------    -------------
Revenues:
Oil and gas sales                                            $       22,267    $      8,516    $       3,263
Interest income                                                         294              91              114
                                                             --------------    ------------    -------------
                                                                     22,561           8,607            3,377
                                                             --------------    ------------    -------------

Expenses:
Lease operating expenses                                              2,831           2,638            1,349
Production taxes                                                        944             406              219
Depreciation, depletion and amortization                              6,386           4,472            2,801
Full cost ceiling write-down                                             --              --           13,431
General and administrative                                            3,248           1,625            1,779
Revenue in dispute                                                       --           (145)               --
Interest expense                                                         78              --              116
Other income                                                             --            (79)            (151)
                                                             --------------    ------------    -------------
                                                                     13,487           8,917           19,544
                                                             --------------    ------------    -------------

Income (loss) from operations                                         9,074           (310)         (16,167)

Income tax expense (benefit)                                          (850)              --               73
                                                             --------------    ------------    -------------

Net income (loss)                                            $        9,924    $      (310)    $    (16,240)
                                                             ==============    ===========     ============

Earnings (loss) per common share:

Basic                                                        $         0.37    $     (0.01)    $      (1.20)
                                                             ==============    ===========     ============
Diluted                                                      $         0.35    $     (0.01)    $      (1.20)
                                                             ==============    ===========     ============

Weighted average number of common shares:

Basic                                                                26,919          21,528           13,528
Diluted                                                              28,249          21,528           13,528


          See accompanying Notes to Consolidated Financial Statements.

                            PETROQUEST ENERGY, INC.
                Consolidated Statements of Stockholders' Equity
                   (Amounts in Thousands, Except Share Data)

                                                                                                             Total
                                                                 Common        Paid-In      Retained     Stockholders'
                                                                  Stock        Capital       Deficit         Equity
                                                              ------------  -----------  -----------    ---------------
December 31, 1997                                             $     32,450  $       528  $   (14,238)   $        18,740

  Conversion of common shares (Note 3):

    Optima no par shares surrendered                               (32,450)        (528)          --            (32,978)

    PetroQuest Energy, Inc. ($.001 par value)
     shares issued                                                      11       32,967           --             32,978

  American merger issuance of shares (Note 3)                            8       10,828           --             10,836

  Net loss                                                              --           --      (16,240)           (16,240)
                                                              ------------  -----------  -----------    ---------------

December 31, 1998                                             $         19  $    43,795  $   (30,478)   $        13,336
                                                              ------------  -----------  -----------    ---------------

  Options Exercised                                                     --           76           --                 76

  Stock based employee compensation (78,375 shares)                     --          118           --                118

  Stock issued for oil and gas properties                               --          413           --                413

  Sale of common stock and warrants                                      5        4,467           --              4,472

  Net loss                                                              --           --         (310)              (310)
                                                              ------------  -----------  -----------    ---------------

December 31, 1999                                             $         24  $    48,869  $   (30,788)   $        18,105
                                                              ------------  -----------  -----------    ---------------


  Options and warrants exercised                                         1        1,586           --              1,587

  Stock based employee compensation (221,500 shares)                    --          555           --                555

  Sale of common stock                                                   5       11,280           --             11,285

  Net income                                                            --           --        9,924              9,924
                                                              ------------  -----------  -----------    ---------------

December 31, 2000                                             $         30  $    62,290  $   (20,864)   $        41,456
                                                              ============  ===========  ===========    ===============


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                             (Amounts in Thousands)

                                                                                     Year Ended December 31,
                                                                           -----------------------------------------
                                                                               2000           1999           1998
                                                                           ------------    ---------     -----------
Cash flows from operating activities:
  Net income (loss)                                                        $      9,924    $    (310)    $   (16,240)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
    Deferred tax benefit                                                           (850)          --              --
    Depreciation, depletion and amortization and full
     cost ceiling write-down                                                      6,386        4,472          16,232
    Stock based compensation                                                        555          118              --
Plugging and abandonment costs                                                      (89)          --              --
Changes in working capital accounts:
  Accounts receivable                                                            (2,811)      (1,321)          1,174
  Joint interest billing receivable                                              (7,961)      (2,190)             --
  Other current assets                                                             (347)         (58)             (6)
  Accounts payable and accrued liabilities                                       15,870          885            (229)
  Other assets                                                                   (1,744)          --              --
  Advances from co-owners                                                         4,140        3,157              --
  Provision for revenue dispute                                                      --         (145)             --
  Plugging and abandonment escrow                                                  (240)          34            (284)
  Other                                                                              --         (241)            231
                                                                           ------------    ---------     -----------
Net cash provided by operating activities                                        22,835        4,401             878
                                                                           ------------    ---------     -----------

Cash flows from investing activities:

  Investment in oil and gas properties                                          (40,972)     (10,062)         (3,612)
  Sale of Canadian properties                                                        --        1,868              --
  Cash cost of American merger transaction, net of
   cash received (Note 3)                                                            --           --          (1,800)
                                                                           ------------    ---------     -----------

Net cash used in investing activities                                          (40,972)       (8,194)         (5,412)
                                                                           ------------    ---------     -----------

Cash flows from financing activities:

  Exercise of options and warrants                                                1,587           76              --
  Proceeds from borrowing                                                        22,620        8,220           1,600
  Repayment of debt                                                             (12,812)      (7,050)           (440)
  Issue of common stock                                                          11,285        4,472              --
                                                                           ------------    ---------     -----------

Net cash provided by financing activities                                        22,680        5,718           1,160
                                                                           ------------    ---------     -----------

  Net increase (decrease) in cash and cash equivalents                            4,543        1,925          (3,374)
  Cash and cash equivalents balance beginning of period                           3,006        1,081           4,455
                                                                           ------------    ---------     -----------
  Cash and cash equivalents balance end of period                          $      7,549    $   3,006     $     1,081
                                                                           ============    =========     ===========


Supplemental disclosure of cash flow information
Cash paid during the period from:
  Interest                                                                 $        409    $      233    $        83
                                                                           ============    ==========    ===========
  Income taxes                                                             $         --    $       --    $       120
                                                                           ============    ==========    ===========



          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION

         PetroQuest Energy, Inc. (a Delaware Corporation) ("PetroQuest" or the "Company") is an independent oil and gas company headquartered in Lafayette, Louisiana with an exploration office in Houston, Texas. It is engaged in the exploration, development, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region. PetroQuest and its predecessors have been active in this area since 1986. The financial statements reflect the results of the Company and its predecessor entity, Optima Petroleum Corporation ("Optima"), for all periods presented.

         On December 31, 2000, the Company underwent a subsequent corporate reorganization. The Company's subsidiary, PetroQuest Energy, Inc., a Louisiana corporation, was merged into PetroQuest Energy One, L.L.C., a Louisiana limited liability company. In addition, PetroQuest Energy One, L.L.C. changed its name to PetroQuest Energy, L.L.C., a single-member Louisiana limited liability company, and PetroQuest Energy, Inc., a Delaware corporation, continues to be its sole member.

         A new single-member Louisiana limited liability company called PetroQuest Oil & Gas, L.L.C. was created on December 31, 2000. PetroQuest Energy, Inc. (a Delaware corporation) is the sole member of PetroQuest Oil & Gas, L.L.C.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

         The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, PetroQuest Energy, L.L.C. and PetroQuest Oil & Gas, L.L.C. All intercompany accounts and transactions have been eliminated.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Oil and Gas Properties

         The Company utilizes the full cost method of accounting, which involves capitalizing all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves including the costs of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. The Company also capitalizes the portion of general and administrative costs, which can be directly identified with acquisition, exploration or development of oil and gas properties. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties, the properties are sold, or management determines these costs to have been impaired. Interest is capitalized on unevaluated property costs.

         Depreciation, depletion and amortization of oil and gas properties is computed using the unit-of-production method based on estimated proved reserves. All costs associated with evaluated oil and gas properties, including an estimate of future development, restoration, dismantlement and abandonment costs associated therewith, are included in the computation base. The costs of investments in unproved properties are excluded from this calculation until the project is evaluated and proved reserves established or impaired. Oil and gas reserves are estimated annually by independent petroleum engineers. Additionally, the capitalized costs of proved oil and gas properties cannot exceed the present value of the estimated net cash flow from its proved reserves (the full cost ceiling). The Company was required to write-down its asset base in 1998 due primarily to the cost in excess of net book value recorded in the Merger with American and significant declines in oil prices during 1998. Transactions involving sales of reserves in place, unless significant, are recorded as adjustments to accumulated depreciation, depletion and amortization.

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

Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures are capitalized and depreciated, depleted and amortized on the future gross revenue method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, the Company may use certain provisions of the Internal Revenue Code which allow capitalization of intangible drilling costs where management deems appropriate. Other financial and income tax reporting differences occur as a result of statutory depletion.

Revenue Recognition

         The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 2000, 1999 and 1998 were not significant.

Certain Concentrations

         During 2000, 1999 and 1998, 84%, 44% and 51%, respectively, of the Company's oil and gas production was sold to three customers. Based on the current demand for oil and gas, the Company does not believe the loss of any of these customers would have a significant financially disruptive effect on its business or financial condition.

Fair Value of Financial Instruments

         The fair value of accounts receivable and accounts payable approximate book value at December 31, 2000 and 1999 due to the short-term nature of these accounts. The fair value of the note payable and non-recourse financing approximates book value due to the variable rate of interest charged.

New Accounting Standards

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, as amended (SFAS 133) pertaining to the accounting for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. If the conditions specified in SFAS 133 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. At January 1, 2001, the

Company recognized a liability of $609,295 related to costless collars; the cumulative catch-up adjustment was recorded as a charge to other comprehensive income. To the extent of intrinsic value, these collars have been designated as cash flow hedges.

         As of December 31, 2000, the Company had open collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for 2001 are for gas volume of 6,000 MMBtu per day beginning in January 2001 through December 2001 at (on average) a ceiling price of $8.93 and floor price of $4.00. The Company had no open oil hedging contracts at December 31, 2000 nor any hedging contracts which settled in any period prior to December 31, 2000.

Earnings per Common Share Amounts

         Basic earnings or loss per common share was computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings or loss per common share is determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method. For purposes of computing earnings per share in a loss year, common stock equivalents have been excluded from the computation of weighted average common shares outstanding because their effect is antidilutive.

         Options to purchase 682,500 shares of common stock at $3.13 to $3.44 per share were outstanding during 2000 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. These options, which expire in 2010, remained outstanding at the end of 2000. For 1999 and 1998, all of the Company's options and warrants were not included in the computation of diluted loss per share because the effect of the assumed exercise of these stock options as of the beginning of the year would have an antidilutive effect. The contingent stock rights assigned in connection with the Merger (see Note 3) are also excluded from the calculation of diluted earnings per share.

NOTE 3 -- MERGER OF OPTIMA ENERGY (U.S.) CORPORATION

         On September 1, 1998, the Company completed a merger and reorganization (the "Merger") pursuant to a Plan and Agreement of Merger (the "Merger Plan") dated February 11, 1998 by and among the Company, Optima Energy (U.S.) Corporation ("Optima (U.S.)"), Goodson Exploration Company ("Goodson"), NAB Financial, L.L.C. ("NAB") and Dexco Energy, Inc. ("Dexco"), pursuant to which Optima (U.S.) merged into a newly formed Louisiana corporation from Nevada to Louisiana and changing its name to PetroQuest Energy, Inc. ("PetroQuest Louisiana"). Concurrently, PetroQuest Louisiana, through a merger of PetroQuest Louisiana with Goodson, NAB and Dexco, acquired 100% of the ownership interests of American Explorer L.L.C. ("American Explorer"), all which were owned by Goodson, NAB and Dexco prior to the Merger. Concurrent with the Merger, PetroQuest continued from a Canadian corporation to a Delaware corporation, converted each share of Optima no par value common stock into one share of the Company's $.001 par value common stock, changed its name to "PetroQuest Energy, Inc." and adopted a new certificate of incorporation. The operating results of American have been consolidated in the Company's consolidated statement of operations since September 1, 1998.

         Pursuant to the Merger, the Company issued to the original owners of American and their respective affiliates, certain of whom currently serve as officers and directors of the company, 7,335,001 shares of Company common stock, par value $.001 per share (the "Common Stock"), and 1,667,001 Contingent Stock Issue Rights (the "CSIRs"). The CSIRs entitle the holders to receive an additional 1,667,001 shares of Common Stock at such time within three years of the anniversary date of the issuance of the CSIRs as the trading price for the Common Stock is $5.00 or higher for 20 consecutive trading days. Should these rights become exchangeable, the Company will be required to issue 1,667,001 shares of Common Stock for no net proceeds.

         The operating results of American have been consolidated in the Company's statement of operations since September 1, 1998. The following summarized unaudited proforma income statement data reflects the impact the transaction would have had on the Company's results of operations for the year ended December 31, 1998 had the transaction occurred January 1, 1998. These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the amounts which actually would have resulted had the transaction occurred on January 1, 1998, or which may result in the future.

                                                    Proforma Results for the
                                                  Year Ended December 31, 1998
                                                  ----------------------------

Revenues                                                $     7,469
Net loss                                                $    (8,357)
Earnings per common share
        Basic                                           $     (0.45)
        Diluted                                         $     (0.45)



NOTE 4 -- DEBT

         On December 21, 2000, the Company (the "Guarantor") and its subsidiaries, PetroQuest, Inc., a Louisiana corporation ("PetroQuest-LA") and PetroQuest Energy One, L.L.C. ("PetroQuest-One") (PetroQuest-LA and PetroQuest-One collectively the "Borrowers") entered into a $50 million revolving credit facility with Hibernia National Bank. As a result of the reorganization of the Company's subsidiaries in December 2000, the credit agreement was amended on December 31, 2000 to reflect PetroQuest Energy, L.L.C. as the borrower. In the reorganization, PetroQuest One was the survivor of the merger between itself and PetroQuest-LA, and subsequently changed its name to PetroQuest Energy, L.L.C. The borrowing base under this reducing revolving line of credit is based upon the valuation of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by Hibernia National Bank. The initial borrowing base, consisting of two separate facilities, is $15,620,000 and is scheduled for redetermination semi-annually on September 30 and March 31. The borrowing base is also subject to quarterly reductions initially set at $1,320,000 effective March 31, 2001. The borrowing base availability for Facility A is $14,120,000. The Borrower can choose to borrow on the line of credit under Facility A bearing interest at either the prime rate or the Eurodollar rate plus a margin (based on a sliding scale of 1.375% to 2.125% depending on borrowing base usage). Facility A matures on December 31, 2003. The borrowing base availability for Facility B is $1,500,000 and can only be utilized after Facility A is exhausted. The interest rate for Facility B is the prime rate plus 0.5% and matures on December 31, 2001. In addition, the credit facility allows the Borrower to use up to $7,500,000 of the borrowing base for letters of credit for fees of 2% per annum. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of PetroQuest Energy, L.L.C. and all of the membership interest owned now or in the future by the Company in PetroQuest Energy, L.L.C. In addition, the Company agreed to guarantee the indebtedness of the Borrower. The credit facility contains covenants and restrictions common to borrowings of this type, as well as maintenance of certain financial ratios. The Company was in compliance with all of its covenants at December 31, 2000.

         At December 31, 2000, approximately $6,000,000 was outstanding under Facility A and classified as long-term debt. The $6,000,000 is scheduled for payment during 2002. A $1,500,000 letter of credit, which expired February 1, 2001, was issued to secure credit exposure associated with certain hedging transactions. Also, a $3,000,000 letter of credit, which expires on December 31, 2001, was issued to secure several plug and abandonment bonds totaling $7,650,000 as required by the Minerals Management Service related to Ship Shoal Block 72. The unused portion of Facilities A and B at December 31, 2000 was $5,120,000.

         On December 21, 2000, the Company and the Borrower also entered into a $10,000,000 subordinated bridge facility with EnCap Energy Capital Fund III, L.P., which matures on September 18, 2001, subject to two extensions of thirty days each. Initially, $7,500,000 was drawn on the bridge facility and a $1,000,000 commitment fee was paid to the lender. If the remaining $2,500,000 is drawn on the bridge facility, and additional $200,000 in commitment fees will have to be paid. The loan carries a fixed interest rate of 10%, and is secured by a second mortgage on substantially all of the Borrower's oil and gas properties. In addition, the Company agreed to guarantee the indebtedness of the Borrower. The proceeds from the bridge facility were primarily used to purchase and develop the interests acquired in the Ship Shoal 72 Field. The Company intends to make payments through cash flow from operations, by drawing on the Hibernia National Bank facility, or by obtaining additional financing which could include the sale of property interests, additional equity and debt securities, and additional bank financing.

         On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. For the first three production months, all of the net cash flow from the property was dedicated to payment of principal and interest on the loan. Subsequently, 85% of the net cash flow from the property (assuming production levels of 12.5 MMcf/day) is dedicated to debt service. The well began producing during July 1999. At December 31, 2000, $1,158,000 remains outstanding under this loan.

         Maturity of the non-recourse financing is dependant on production and operating costs as discussed above. Amounts due to the lender under this agreement through December 31, 2000 and 1999, of which $373,000 and $562,000 respectively are included in current maturity of long-term debt in the accompanying balance sheet. Remaining amounts due are entirely dependent on the performance of the related property. The Company estimates the remaining payments of $785,000 will be paid in 2001. This amount is included in long-term debt at December 31, 2000. Changes in estimated production rates and estimated operating costs could cause these estimated payments to change.

NOTE 5 -- RELATED PARTY TRANSACTIONS

         In conjunction with the Merger discussed at Note 3, the employees and consultants of Optima were terminated. American had no employees. Its properties (and certain of Optima's properties) were operated by American Explorer, Inc.
(AEI), a corporation owned by two officers of the Company and former members of American. During the transition period, from September 1, 1998 through December 31, 1998, the Company's properties were operated by AEI. The officers of AEI are also the officers of the Company. AEI charged the Company a management and overhead reimbursement fee to cover its costs of services for the Company ($600,000 for the four months ended December, 1998). Of this amount $365,000 was capitalized as part of the acquisition, exploration and development effort (See
Note 2). The remainder is included in general and administrative expense. Beginning January 1, 1999 the Company assumed the operating functions of AEI, whose employees became employees of the Company.

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

         During 2000, 1999 and 1998, the Company was charged consulting expenses of $10,000, $143,462 and $124,500, respectively, by companies owned by former directors. Office expense includes $1,662, $18,500 and $51,500 for 2000, 1999 and 1998, respectively, paid to a company owned by a former director.

         During 2000, 1999 and 1998 the Company paid fees of $208,789, $139,001 and $20,480, respectively to Onebane, Bernard, Torian, Diaz, McNamara & Abell to perform various legal services for the Company. A member of the Company's Board of Directors is of counsel with Onebane, Bernard, Torian, Diaz, McNamara & Abell.

NOTE 6 -- COMMON STOCK AND WARRANTS

         On July 20, 2000, the Company completed a private placement of 4.89 million shares of common stock to accredited investors at a purchase price of $2.50 per share for a total consideration of $12,225,000 before fees and expenses. After fees and expenses, including $644,168 in commissions, proceeds to the Company were $11,294,000. The proceeds were used to build and install production facilities, and for development drilling and completion activities. The issuance of the common stock was exempt from registration under Section 4
(2) of the Securities Act of 1933, as amended, and the Company has registered the resale of the common stock with the Securities and Exchange Commission on Form S-3.

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

NOTE 7 -- INVESTMENT IN OIL AND GAS PROPERTIES

The following table discloses certain financial data relative to the Company's evaluated oil and gas producing activities, which are located onshore and offshore the continental United States:

               Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration and Development Activities
                             (amounts in thousands)


                                                                        2000            1999            1998
                                                                     -------------   -------------   ----------
Acquisition costs:
        Proved                                                       $       6,154   $         546   $   12,302
        Unproved                                                             4,670             954        1,060
Exploration costs                                                            9,625           8,477        2,645
Development costs                                                           18,000           1,170        4,189
Other costs                                                                  2,523           1,795          438
                                                                     -------------   -------------   ----------
Total costs incurred                                                 $      40,972   $      12,942   $   20,634
                                                                     =============   =============   ==========


         Other costs for the year ended December 31, 2000 include $2,084,000 and $439,000 of capitalized general and administrative costs and interest costs respectively. Other costs for the year ended December 31, 1999 include $1,361,000 and $434,000 of capitalized general and administrative costs and interest costs respectively. Other costs for the year ended December 31, 1998 include $438,000 of capitalized general and administrative costs.

         At December 31, 2000 and 1999, unevaluated oil and gas properties with capitalized costs of $12,431,000 and $5,753,000 respectively, were not subject to depletion. Of the $12,431,000 of unevaluated oil and gas property costs at December 31, 2000, not subject to depletion, $7,566,000 was incurred in 2000 and $4,865,000 was incurred in prior years. Management expects that these properties will be evaluated over the next one to three years.

NOTE 8 -- INCOME TAXES

         The Company follows the provisions of SFAS No. 109, "Accounting For Income Taxes," which provides for recognition of a deferred tax asset for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a "valuation allowance." An analysis of the Company's deferred taxes follows (amounts in thousands):

                                                                  December 31,
                                                         ---------------------------
                                                             2000          1999
                                                         -------------   -----------

Net operating loss carryforwards                         $       9,284   $     6,467
Statutory depletin carryforward                                    441           441
Alternative minimum tax credit                                      29             4
Temporary differences:
        Oil and gas properties -- full cost                     (8,904)       (2,766)
                                                         -------------   -----------
                                                                   850         4,146
Valuation allowance                                                 --        (4,146)
                                                         -------------   -----------

                                                         $         850   $        --
                                                         =============   ===========


         For tax reporting purposes, the Company had operating loss carryforwards of $26,525,000 and $18,476,000 at December 31, 2000 and 1999
respectively. If not utilized, such carryforwards would begin expiring in 2009 and would completely expire by the year 2020. The Company had available for tax reporting purposes $1,261,000 in statutory depletion deductions that may be carried forward indefinitely. A valuation allowance was provided as of December 31, 1999 for all the net deferred tax asset as it was deemed more likely than not that it would not be realized given the Company's history of losses. Due to the Company's earnings during the current year and the strong commodity prices expected in the future, management has determined the remaining deferred tax asset will more likely than not be realized, therefore the valuation allowance previously provided was reversed in 2000.

         Income tax expense (benefit) for each of the years ended December 31, 2000, 1999 and 1998 (amounts in thousands) was different than the amount computed using the Federal statutory rate (35%) for the following reasons:

                                                                          For the Year-Ended December 31,
                                                                    ------------------------------------------
                                                                         2000           1999           1998
                                                                    -------------   --------------  ----------
Amount computed using the statutory rate                            $      3,176   $         (109)  $  (5,658)
Increase (reduction) in taxes resulting from:
State & local taxes                                                          120               (5)       (185)
Increase (decrease) in deferred tax asset valuation
allowance                                                                 (4,146)             114       5,916
                                                                    ------------    -------------  ----------
Income tax expense (benefit)                                        $       (850)   $          --  $       73
                                                                    ============    =============  ==========

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

         PetroQuest Energy, Inc. f/k/a Optima Energy (U.S.) Corp. v. The Meridian Resource & Exploration Company f/k/a Texas Meridian Resources Exploration, Inc., was filed on February 24, 2000, bearing Civil Action No. 99-2394 of the United States District Court for the Western District of Louisiana. The Company asserts a claim for damages against Meridian resulting from defendant's activities as operator of the Southwest Holmwood property, Calcasieu Parish, Louisiana which resulted in a final judgment of the United States District Court for the Western District of Louisiana ordering cancellation of the parties' productive oil and gas lease and joint exploration agreement with Amoco Production Company, forfeiture to two producing wells on the lease and substantial damages against the defendant causing the Company the loss of its investment and profits.

         The Meridian Resource & Exploration Company v. PetroQuest Energy, Inc., was filed on December 17, 1999, bearing Docket No. 996192A of the 15th Judicial District Court in and for the Parish of Lafayette, Louisiana. Meridian asserts that the Company is responsible as an investor under its participation agreement with Meridian for $530,004 of the losses, costs, expense and liability of Meridian resulting from the final judgment that was rendered in favor of Amoco and against Meridian in legal proceedings relative to the Southwest Holmwood Field, Calcasieu Parish, Louisiana in the matter "Amoco Production Company v. Texas Meridian Resource & Exploration Company," bearing Civil Action No. 96-1639 in the United States District Court for the Western District of Louisiana (Civil Action No. 98-30724 in the United States Court of Appeals for the Fifth Circuit). Although the Company accrued $555,000 when the district court decision was rendered against Meridian in December, 1997, the Company denies liability to Meridian for losses sustained by Meridian as operator as a result of the Amoco litigation and is vigorously defending the lawsuit. The plaintiff has withheld $737,620 from production revenues due the Company from other properties and the Company is pursuing recovery of these amounts from Meridian.

         PetroQuest Energy, Inc. and PetroQuest Energy One, L.L.C. v. Schlumberger Technology Corporation, et al, was filed on December 29, 2000, bearing Civil Action No. 00-2823 of the United States District Court, Western District of Louisiana. This matter is a lawsuit filed by the Company's subsidiaries, PetroQuest Energy, Inc., a Louisiana corporation, and PetroQuest Energy One, L.L.C. (now PetroQuest Energy, L.L.C.) seeking to recover cost overruns in the amount of approximately $2,850,000 which were incurred in the completion of the No. 2 Well located at Eugene Island Block 147. The Company asserts that cost overruns were incurred due to the negligence of Schlumberger Technology Corporation.

         ABANDONMENT

         The Company maintains abandonment escrows that have been established for future abandonment obligations of certain oil and gas properties of the Company. The management of the Company believes the escrows will be sufficient to offset those future abandonment liabilities; however, the Company is responsible for any abandonment expenses in excess of the escrow balances. As of December 31, 2000 and 1999, total estimated site restoration, dismantlement and abandonment costs were approximately $12,439,000 and $3,538,000 respectively, net of expected salvage value.

         LEASE COMMITMENTS

         The Company leases certain office space under operating lease arrangements which require future minimum rental payments of $346,000, $388,000, $324,000 and $313,000 in each of the years 2001 through 2004, respectively. Total rent expense under operating leases was approximately $345,000, $193,000 and $113,000 in 2000, 1999 and 1998, respectively.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

         In March, 1998, management of the Company, in conjunction with the proposed Merger, adopted a new stock option plan (the "New Plan") which was effective upon the closing of the Merger in order to attract new management and retain key employees. Key employees, including officers (whether or not they are directors), and consultants of the Company and outside directors are eligible to participate in the New Plan. The Company's stock option plans reserved 1,950,000 common shares for issuance. Prior to the Merger, 787,000 common shares had been issued pursuant to the exercise of options granted under previous Plans and options exercisable into 782,500 shares were outstanding, leaving 380,500 options available for issuance. Under the New Plan, as amended, 2,400,000 common shares had been allotted and reserved for future issuance.

         On the closing of the Merger, options to purchase a total of 1,052,700 shares of Common Stock were outstanding. Of these options, 500,000 vested immediately on grant, and 512,300 vest one third on each of December 31, 1998, 1999 and 2000.

         Generally, options must be exercised within 10 years of the grant date and may be granted only to employees, directors and consultants. The exercise price of each option may not be less than 100% of the fair market value of a share of Common Stock on the date of grant.

         Upon a change in control of the Company, all outstanding options become immediate exercisable.

         If the compensation cost for the Company's 2000, 1999 and 1998 grants for stock-based compensation plans had been determined consistent with SFAS No. 123, the Company's 2000, 1999 and 1998 net income and basic and diluted earnings per common share would have approximated the pro forma amounts below (in thousands, except per share amounts):

                                                                      Year Ended December 31,
                                              ------------------------------------------------------------------------------
                                                        2000                       1999                      1998
                                              ------------------------    -----------------------   ------------------------
                                                  As           Pro            As          Pro           As           Pro
                                               Reported       Forma        Reported      Forma       Reported       Forma
                                              ----------  ------------    ----------  -----------   ----------   -----------
Net income (loss)                             $    9,924  $      9,112    $     (310) $      (978)  $  (16,240)  $   (17,182)

Earnings (loss) per common share
Basic                                         $     0.37  $       0.34    $    (0.01) $      0.05   $    (1.20)  $     (1.27)
Diluted                                       $     0.35  $       0.32    $    (0.01) $     (0.05)  $    (1.20)  $     (1.27)


         The contingent stock rights assigned in connection with the Merger are excluded from the calculation of pro forma net loss and loss per share.

         A summary of the Company's stock options as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below:

                                                                            Year Ended December 31,
                                               -----------------------------------------------------------------------------------
                                                        2000                        1999                        1998
                                               -------------------------- -------------------------- -----------------------------
                                                  Number of    Wgtd. Avg.     Number of   Wgtd. Avg.       Number of    Wgtd. Avg.
                                                    Options         Price       Options        Price         Options         Price
                                               ------------  ------------ -------------  ----------- ---------------  ------------
Outstanding at beginning of year                  1,126,200  $       0.95     1,052,700  $      0.85       1,163,000  $       2.73
Granted                                           1,027,500          2.67       188,000         1.42       1,052,700          0.85
Expired/cancelled/forfeitures                       (24,866)         1.04       (25,500)        0.85      (1,163,000)         2.73
Exercised                                          (266,934)         0.85       (89,000)        0.85               -             -
                                               ------------  ------------ -------------  ----------- ---------------  ------------
Outstanding at end of year                        1,861,900          1.92     1,126,200         0.95       1,052,700          0.85
Options exercisable at year-end                     800,733          0.97       897,433         0.93         694,100          0.85
Options available for future grant                  182,166                     584,800                      747,300
Weighted average fair value of
options granted during the year                $       1.99               $        0.47              $          0.58

         The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) divided yield of 0% (b) expected volatility range of 56.99% - 59.88%, (c) risk-free interest rate range of 5.39% - 6.96%, 5.31% -
6.33% and 5.30% in 2000, 1999 and 1998, respectively, and (d) expected life of 10 years for all grants.

         The following table summarizes information regarding stock options outstanding at December 31, 2000:

Range of              Options           Wgtd. Avg.          Wgtd. Avg.         Options           Wgtd. Avg.
Exercise              Outstanding       Remaining           Exercise           Exercisable       Exercise
Price                 At 12/31/00       Contractual Life    Price              At 12/31/00       Price
--------              -----------       ----------------    ----------         -----------       ---------
$0.81-$0.94           681,400           6.45 Years          $0.87              681,400           $0.87
$1.44-$1.88           498,000           9.68 Years          $1.68              119,333           $1.57
$3.13-$3.44           682,500           10 Years            $3.15              -                 -
                      1,861,900         8.62 Years          $1.92              800,733           $0.97

NOTE 11 - OIL AND GAS RESERVE INFORMATION - UNAUDITED

         A majority of the Company's net proved oil and gas reserves at December 31, 2000 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.

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

         The following table (amounts in thousands) sets forth an analysis of the Company's estimated quantities of net proved and proved developed oil (including condensate) and gas reserves, all located onshore and offshore the continental United States:

                                                      Oil          Natural
                                                       In           Gas in
                                                     MBbls          MMcf
                                                   ---------     ----------
Proved reserves as of December 31, 1997                 654         2,447
Revisions of previous estimates                        (134)         (602)
Extensions, discoveries and other additions               5           874
Purchase of producing properties                         63         8,891
Production                                              (84)       (1,049)
                                                   --------      --------

Proved reserves as of December 31, 1998                 504        10,561
Revisions of previous estimates                         199           128
Extensions, discoveries and other additions           1,596         7,257
Purchase of producing properties                         --            13
Production                                             (105)       (2,831)
                                                   --------      --------

Proved reserves as of December 31, 1999               2,194        15,128
Revisions of previous estimates                        (760)        6,638
Extensions, discoveries and other additions             110         3,476
Purchase of producing properties                      1,732         8,865
Production                                             (161)       (3,972)
                                                   --------      --------

Proved reserves as of December 31, 2000               3,115        30,135
                                                   --------      --------

Proved developed reserves

As of December 31, 1998                                 275         7,722
                                                   --------      --------


As of December 31, 1999                                 400         6,456
                                                   --------      --------

As of December 31, 2000                               2,355        18,679
                                                   --------      --------


         The following tables (amounts in thousands) present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the FASB. The oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at each year end and has been escalated only where known and determinable price changes are provided by contracts and law. Future production and development costs are based on current costs with no escalations. No future income taxes were included in the computation of standardized measure in 1999 and 1998 because the Company's tax basis in oil and gas properties, along with its other tax preference attributes, net, exceeded pretax estimated discounted future net cash flows. Estimated future cash flows have been discounted to their present values based on a 10% annual discount rate.

STANDARD MEASURE                                                                          December 31,
                                                                            --------------------------------------
                                                                               2000         1999            1998
                                                                            ---------   -----------    -----------
Future cash flows                                                           $ 391,078   $    92,788    $    28,958
Future production and development costs                                       (66,095)      (33,732)       (14,208)
Future income taxes                                                           (98,190)            -              -
                                                                            ---------   -----------    -----------
Future net cash flows                                                         226,793        59,056         14,750

10% annual discount                                                           (48,470)      (15,987)        (3,074)
                                                                            ---------   -----------    -----------
Standardized measure of discounted future net cash flows                    $ 178,323   $    43,069    $    11,676
                                                                            =========   ===========    ===========


CHANGES IN STANDARDIZED MEASURE                                                  Year Ended December 31,
                                                                      --------------------------------------------
                                                                           2000             1999          1998
                                                                      -------------   --------------   -----------
Standarized measure at beginning of year                              $      43,069   $       11,676   $     9,057
Sales and transfers of oil and gas produced,
net of production costs                                                     (18,492)          (5,472)       (1,752)
Changes in price, net of future production costs                            104,695            7,691        (3,350)
Extensions and discoveries, net of future
production and development costs                                             27,575           25,974           850
Changes in estimated future development costs,
net of development costs incurred during this period                          2,801            1,013           237
Revisions of quantity estimates                                              12,818            2,547        (1,592)
Accretion of discount                                                         4,307            1,168           906
Net change in income taxes                                                  (78,544)              --            --
Purchase of reserves in place                                                67,052              179         7,566
Changes in production rates (timing) and other                               13,042           (1,707)         (246)
                                                                      -------------   --------------   -----------
Standardized measure at end of year                                   $     178,323   $       43,069   $    11,676
                                                                      =============   ==============   ===========


The weighted average prices of oil and gas used with the above tables at December 31, 2000, 1999 and 1998 were $25.29, $25.21 and $9.84 respectively, per barrel and $10.35, $2.48 and $2.27, respectively, per Mcf. Oil prices have remained relatively stable and natural gas prices have declined almost 50% subsequent to December 31, 2000. Accordingly, the discounted future net cash flows would be decreased if the standardized measure were calculated at a later date.

NOTE 12 - SUMMARIZED QUARTERLY FINANCIAL INFORMATION - UNAUDITED

         Summarized quarterly financial information is as follows (amounts in thousands except per share data):

                                                                        Quarter Ended
                                                 --------------------------------------------------------------
                                                     March-31        June-30      September-30     December-31
                                                 ---------------  --------------  ------------    -------------
2000:
Revenues                                         $         3,151  $        3,859    $   6,132     $       9,419
Expenses                                                  (2,521)         (2,823)      (3,113)           (4,180)
                                                 ---------------  --------------    ---------     -------------
Net income                                                   630           1,036        3,019             5,239
                                                 ===============  ==============    =========     =============
Earnings per Share:
Basic                                            $          0.03  $         0.04    $    0.10     $        0.20
Diluted                                          $          0.02  $         0.04    $    0.10     $        0.19

1999:

Revenues                                         $         1,237  $        1,541    $   2,576     $       3,253
Expenses                                                  (1,770)         (2,336)      (2,364)           (2,447)
                                                 ---------------  --------------    ---------     -------------
Net income (loss)                                           (533)           (795)         212               806
                                                 ===============  ==============    =========     =============
Earnings (loss) per Share:
Basic                                            $         (0.02) $        (0.04)   $    0.01     $        0.04
Diluted                                          $         (0.02) $        (0.04)   $    0.01     $        0.04

                                INDEX TO EXHIBITS

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

3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to Form 8-K dated September 16, 1998).

3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 4.2 to Form 8-K dated September 16, 1998).

3.3 Certificate of Domestication of Optima Petroleum Corporation (incorporated herein by reference to 4.4 to Form 8-K dated September 16, 1998).

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

4.2 Form of Certificate of Contingent Stock Issue Right (incorporated herein by reference to Exhibit 4.3 to Form 8-K dated September 16,
         1998).

4.3 Form of Warrant to Purchase Shares of Common Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-K dated August 9, 1999)

4.4 Form of Placement Agent Warrant to Purchase Shares of Common Stock of PetroQuest Energy, Inc. incorporated herein by reference to Exhibit 4.2 to Form 8-K dated August 9, 1999)

 10.1    1998 Stock Option Plan (incorporated herein by reference to Exhibit
         10.2 to Form 8-K dated September 16, 1998).

 10.2 First Amendment to PetroQuest Energy, Inc. 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 filed December 22, 2000).

 10.3 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II (incorporated herein by reference to Exhibit 10.3 to Form 8-K dated September 16, 1998).

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

 10.6 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Robert R. Brooksher (incorporated herein by reference to Exhibit 10.5 to Form 8-K dated September 16, 1998).

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

 10.10 First amendment to Employment Agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Robert R. Brooksher dated July 30, 1999 (incorporated herein by reference to Exhibit 10.4 to Form 8-K dated August 9, 1999)

 10.11 Employment Agreement dated May 8, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 14, 2000).

*10.12 Employment Agreement dated December 15, 2000 between PetroQuest Energy, Inc. and Arthur M. Mixon, III.

 10.13 Credit Agreement dated as of December 21, 2000, by and among PetroQuest Energy One, L.L.C., a Louisiana limited liability company, PetroQuest Energy, Inc., a Louisiana corporation, PetroQuest Energy, Inc., a Delaware corporation, and Hibernia National Bank, a national banking association (incorporated by reference to Exhibit 10.1 to the Form 8-K/A-1 filed January 8, 2001).

*10.14 First Amendment to Credit Agreement dated and effective as of December 31, 2000, by and among PetroQuest Energy, L.L.C., a Louisiana limited liability company, PetroQuest Energy, Inc., a Delaware corporation, and Hibernia National Bank, a national banking association

 10.15 Credit Agreement made as of December 21, 2000, by and among PetroQuest Energy, Inc., a Louisiana corporation, PetroQuest Energy One, L.L.C., a Louisiana limited liability company, PetroQuest Energy, Inc., a Delaware corporation, and EnCap Energy Capital Fund III, L.P. (incorporated by reference to Exhibit 10.2 to the Form 8-K/A-1 filed January 8, 2001).

*10.16 First Amendment to Credit Agreement dated and effective as of December 31, 2000, by and among PetroQuest Energy, L.L.C., a Louisiana limited liability company, PetroQuest Energy, Inc., a Delaware corporation, and EnCap Energy Capital Fund III, L.P.

 10.17 Revolving Note dated December 21, 2000 in the principal amount of $50,000,000.00 payable to Hibernia National Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K/A-1 filed January 8, 2001).

 10.18 Promissory Note dated December 21, 2000 in the principal amount of $10,000,000 payable to EnCap Energy Capital Fund III, L.P. (incorporated by reference to Exhibit 10.3 to the Form 8-K/A-1 filed January 8, 2001).

 10.19 Continuing Guaranty made as of December 21, 2000, by PetroQuest Energy, Inc., a Delaware corporation, in favor of Hibernia National Bank (incorporated by reference to Exhibit 10.4 to the Form 8-K/A-1 filed January 8, 2001).

 10.20 Guaranty made as of December 21, 2000, by PetroQuest Energy, Inc., a Delaware corporation, in favor of EnCap Energy Capital Fund III, L.P. (incorporated by reference to Exhibit 10.5 to the Form 8-K/A-1 filed January 8, 2001).

 10.21 Subordination Agreement effective as of December 21, 2000, by and among Hibernia National Bank, EnCap Energy Capital Fund III, L.P., PetroQuest Energy, Inc., a Louisiana corporation, PetroQuest

          Energy One, L.L.C., a Louisiana limited liability company, and PetroQuest Energy, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.6 to the Form 8-K/A-1 filed January 8, 2001).

 10.22 Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed March 31, 1999).

 10.23 Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II (incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed March 31, 1999).

 10.24 Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to
          Exhibit 10.9 to the Form 10-K filed March 31, 1999).

 10.25 Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Robert R. Brooksher (incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed March 31, 1999).

 10.26 First Amendment to Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson dated July 30, 1999 (incorporated herein by reference to Exhibit 10.5 to Form 8-K dated August 9, 1999).

 10.27 First Amendment to Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II dated July 30, 1999 (incorporated herein by reference to Exhibit 10.6 to Form 8-K dated August 9, 1999).

 10.28 First Amendment to Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle dated July 30, 1999 (incorporated herein by reference to Exhibit 10.7 to Form 8-K dated August 9, 1999).

 10.29 First Amendment to Termination Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Robert R. Brooksher dated July 30, 1999 (incorporated herein by reference to Exhibit 10.8 to Form 8-K dated August 9, 1999).

 10.30 Termination Agreement dated May 8, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge (incorporated by reference to Exhibit
          10.2 to the Form 10-Q filed August 14, 2000).

*10.31 Termination Agreement dated December 15, 2000 between PetroQuest Energy, Inc. and Arthur M. Mixon.

 10.32 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed March 31, 1999).

 10.33 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II (incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed March 31, 1999).

 10.34 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to
          Exhibit 10.13 to the Form 10-K filed March 31, 1999).

 10.35 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Robert R. Brooksher (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed March 31, 1999).

 10.36 Indemnification Agreement dated December 16, 1998, between PetroQuest Energy, Inc. and Daniel G. Fournerat (incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed March 31, 1999).

 10.37 Indemnification Agreement dated April 3, 2000, between PetroQuest Energy, Inc. and E. Wayne Nordberg (incorporated by reference to
          Exhibit 10.1 to the Form 8-K filed April 20, 2000).

 10.38 Indemnification Agreement dated April 3, 2000, between PetroQuest Energy, Inc. and Jay B. Langner (incorporated by reference to Exhibit
          10.2 to the Form 8-K filed April 20, 2000).

 10.39 Indemnification Agreement dated April 3, 2000, between PetroQuest Energy, Inc. and Francisco A. Garcia (incorporated by reference to
          Exhibit 10.3 to the Form 8-K filed April 20, 2000).

 10.40 Indemnification Agreement dated April 3, 2000, between PetroQuest Energy, Inc. and William W. Rucks, IV (incorporated by reference to
          Exhibit 10.4 to the Form 8-K filed April 20, 2000).

 10.41 Indemnification Agreement dated August 11, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge (incorporated by reference to
          Exhibit 10.3 to the Form 10-Q filed August 14, 2000).

*10.42 Indemnification Agreement entered into March 26, 2001 and effective January 1, 2001 between PetroQuest Energy, Inc. and Arthur M. Mixon, III.

*21.1     Subsidiaries of the Company

*23.1     Consent of Independent Public Accountants

--------------------
* Filed herewith