Form 10-Q
period 2001-03-31
PETROQUEST ENERGY INC
filed 2001-05-15
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from:         to:
                         Commission file number: 019020

                                   ----------

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

Yes   X                 No
   -------                -------


            As of May 9, 2001, there were 32,331,657 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.

                             PETROQUEST ENERGY, INC.


                                Table of Contents


Part I.  Financial Information                                                                                       Page No.

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of
                       March 31, 2001 and December 31, 2000........................................................     3

                 Consolidated Statements of Operations for the
                       Three Months Ended March 31, 2001 and 2000..................................................     4

                 Consolidated Statements of Cash Flows for the
                       Three Months Ended March 31, 2001 and 2000.................................................      5

                 Notes to Consolidated Financial Statements........................................................     6

         Item 2. Management's Discussion and Analysis of
                       Financial Condition and Results of Operations...............................................     8

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................     11

Part II. Other Information

         Item 1. Legal Proceedings.................................................................................    11

         Item 2. Changes in Securities and Use of Proceeds.........................................................    11

         Item 3. Defaults upon Senior Securities...................................................................    11

         Item 4. Submission of Matters to a Vote of Security Holders..............................................     11

         Item 5. Other Information.................................................................................    11

         Item 6. Exhibits and Reports on Form 8-K..................................................................    12

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (Amounts in Thousands)


                                                                             March 31,           December 31,
                                                                               2001                  2000
                                                                           --------------       --------------
                                                                            (unaudited)

                                     ASSETS
Current assets:
        Cash and cash equivalents                                          $        4,424       $        7,549
        Oil and gas revenue receivable                                              7,365                5,148
        Joint interest billing receivable                                           5,593               10,151
        Other current assets                                                          579                1,432
                                                                           --------------       --------------
Total current assets                                                               17,961               24,280
                                                                           --------------       --------------

Oil and gas properties:
        Oil and gas properties, full cost method                                  102,929               85,443
        Unevaluated oil and gas properties                                         14,353               12,431
        Accumulated depreciation, depletion and amortization                      (44,826)             (41,530)
                                                                           --------------       --------------
Oil and gas properties, net                                                        72,456               56,344
                                                                           --------------       --------------

Plugging and abandonment escrow                                                       555                  495

Other assets, net of accumulated depreciation and amortization
        of $1,019 and $558, respectively                                            1,651                1,953
                                                                           --------------       --------------

Total Assets                                                               $       92,623       $       83,072
                                                                           ==============       ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities                           $       26,421       $       18,893
        Advances from co-owners                                                     3,801                7,297
        Current portion of long-term debt                                             145                7,873
                                                                           --------------       --------------

Total current liabilities                                                          30,367               34,063

Commitments and contingencies                                                          --                   --

Current portion of long-term debt expected to be refinanced                         7,500                   --
Long-term debt                                                                      6,695                6,804

Other liabilities                                                                   2,017                  749

Stockholders' equity:
        Common stock, $.001 par value; authorized 75,000
          shares; issued and outstanding 30,617 and 30,256
          shares, respectively                                                         31                   30
        Paid-in capital                                                            62,710               62,290
        Other comprehensive income                                                     25                   --
        Accumulated deficit                                                       (16,722)             (20,864)
                                                                           --------------       --------------
Total stockholders' equity                                                         46,044               41,456
                                                                           --------------       --------------

Total liabilities and stockholders' equity                                 $       92,623       $       83,072
                                                                           ==============       ==============





          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                  (Amounts in Thousands, Except Per Share Data)






                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         2001            2000
                                                      ----------      ----------
Revenues:
        Oil and gas sales                             $   12,345      $    3,099
        Interest and other income                            208      $       52
                                                      ----------      ----------
                                                          12,553           3,151
                                                      ----------      ----------

Expenses:
        Lease operating expenses                           1,248             603
        Production taxes                                     262             173
        Depreciation, depletion and amortization           3,342           1,100
        General and administrative                           661             646
        Interest expense                                     466              --
                                                      ----------      ----------
                                                           5,979           2,522
                                                      ----------      ----------

Income from operations                                     6,574             629

        Income tax expense                                 2,433              --

Net income                                            $    4,141      $      629
                                                      ==========      ==========

Earnings per common share:
        Basic                                         $     0.14      $     0.03
                                                      ==========      ==========
        Diluted                                       $     0.13      $     0.02
                                                      ==========      ==========

Weighted average number of common shares:
        Basic                                             30,505          24,048
                                                      ==========      ==========
        Diluted                                           32,714          25,514
                                                      ==========      ==========









          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (Amounts in Thousands)




                                                                     Three Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                    2001             2000
                                                                 ----------       ----------
Cash flows from operating activities:
Net income                                                       $    4,141       $      629
Adjustments to reconcile net income to net cash provided by
  operating activities:
        Deferred tax expense                                          2,433               --
        Depreciation, depletion and amortization                      3,342            1,100
        Amortization of debt issuance costs                             416               --
        Stock based compensation                                         --               56
        Derivative mark to market                                       (55)              --
Changes in working capital accounts:
        Accounts receivable                                          (2,216)             288
        Joint interest billing receivable                             4,558              841
        Other assets                                                   (350)             (18)
        Accounts payable and accrued liabilities                      4,772              909
        Advances from co-owners                                      (3,496)          (3,157)
        Plugging and abandonment escrow                                 (60)             (60)
        Other                                                           (42)             (35)
                                                                 ----------       ----------

Net cash provided by operating activities                            13,443              553
                                                                 ----------       ----------

Cash flows from investing activities:
        Investment in oil and gas properties                        (16,653)          (2,236)
                                                                 ----------       ----------

Net cash used in investing activities                               (16,653)          (2,236)
                                                                 ----------       ----------

Cash flows from investing activities:
        Exercise of options and warrants                                422              116
        Proceeds from borrowings                                      1,000            3,100
        Repayment of debt                                            (1,337)          (2,772)
        Issue of common stock                                            --              (54)
                                                                 ----------       ----------

Net cash provided by financing activities                                85              390
                                                                 ----------       ----------

Net decrease in cash and cash equivalents                            (3,125)          (1,293)

Cash balance and cash equivalent, beginning of period            $    7,549       $    3,006
                                                                 ==========       ==========

Cash balance and cash equivalent, end of period                  $    4,424       $    1,713
                                                                 ==========       ==========

Supplemental disclosure of cash flow information:
        Cash paid during the period for:
                Interest                                         $      271       $       77
                                                                 ==========       ==========
                Income taxes                                     $       --       $       --
                                                                 ==========       ==========




          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1      BASIS OF PRESENTATION

The consolidated financial information for the three month periods ended March 31, 2001 and 2000, respectively, have been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2001 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the "Company" refer to PetroQuest Energy, Inc. (Delaware) and its wholly-owned consolidated subsidiaries, PetroQuest Energy, L.L.C. (a single member Louisiana limited liability company) and PetroQuest Oil & Gas, L.L.C. (a single member Louisiana limited liability company).

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.


NOTE 2      EARNINGS PER SHARE

Basic earnings per common share was computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share was computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the issuance of common shares for stock options and warrants through the application of the treasury stock method. There were no antidilutive shares for the three-month periods ended March 31, 2001 and March 31, 2000, respectively.

NOTE 3      LONG-TERM DEBT

On May 11, 2001, the Company and its subsidiary PetroQuest Energy, L.L.C., (the "Borrower") amended its existing credit agreement with Hibernia National Bank to increase its existing $50 million revolving credit facility to $100 million, increase the borrowing base from $14.3 million to $36 million, and add lenders to the facility. The borrowing base availability is $26.4 million as of May 11, 2001 and is subject to quarterly reductions initially set at $4 million commencing July 31, 2001. Outstanding balances on the revolving credit facility bear interest at either the prime rate or the Eurodollar rate plus a margin (based on a sliding scale of 1.375% to 2.125% depending on borrowing base usage). The credit facility matures on June 30, 2004. In addition, the credit facility allows the Borrower to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum.

At March 31, 2001, $6,000,000 of the existing credit facility with Hibernia National Bank was outstanding and classified as long-term debt. Also, a $3,000,000 letter of credit was outstanding at March 31, 2001. The unused portion of the existing credit facility at March 31, 2001 was $5,300,000.

On March 31, 2001, $7,500,000 was outstanding on the bridge facility with EnCap Energy Capital Fund III, L.P., which matures on September 18, 2001, subject to two extensions of thirty days each. However, the outstanding balance was classified as long-term debt as the Company intends to pay off the debt by drawing on the amended credit facility. The loan carries a fixed interest rate of 10%, and is secured by a second mortgage on substantially all of the Borrower's oil and gas properties.

On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. The loan agreement requires 85% of the net cash flow from the property (assuming production levels of 12.5 MMcf/day) is dedicated to debt service. At March 31, 2001, $840,456 remains outstanding under this loan.

NOTE 4       NEW ACCOUNTING STANDARDS

            On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, as amended (SFAS 133) pertaining to the accounting for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. If the conditions specified in SFAS 133 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not effective as a hedge. At January 1, 2001, the Company recognized a liability of $609,295 before tax, related to costless collars; the cumulative catch-up adjustment was recorded as a charge to other comprehensive income.

            The Company incurred a $158,968 charge to oil and gas revenues during the first quarter as a result of the settlement of costless collars. As of March 31, 2001, the fair value of the open collar contracts was an asset of $94,105. During the quarter, the Company recognized $54,850 in other income related to the collars. The remaining adjustment to the fair value of the collars was recorded in other comprehensive income.

            As of March 31, 2001, the Company had open costless collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for the remainder of 2001 are for gas volume of 6,000 MMBtu per day at (a weighted average) a ceiling price of $8.93 and floor price of $4.00. The Company had no open oil hedging contracts at March 31, 2001.


NOTE 5       EQUITY

Other Comprehensive Income

            The following table (in thousands) presents a recap of the Company's comprehensive income for the three-month period ended March 31, 2001:



Net income                                                                      $   4,141
Cumulative effect of change in accounting principle, net of taxes                    (383)
Change in fair value of derivative instruments, net of taxes                          408
                                                                                ---------
Comprehensive income                                                            $   4,166


Common Stock Issue Rights

            Pursuant to the September 1, 1998 merger and reorganization (the "Merger"), the Company issued to the original owners (the "Original Owners") of American Explorer L.L.C. and their respective affiliates, certain of whom currently serve as officers and directors of the Company, 7,335,001 shares of Company Common Stock, par value $.001 per share (the "Common Stock"), and 1,667,001 Contingent Stock Issue Rights (the "CSIRs"). The CSIRs entitle the holders to receive an additional 1,667,001 shares of Common Stock at such time within three years of the anniversary date of the issuance of the CSIRs as the trading price for the Common Stock closes at $5.00 or higher for 20 consecutive trading days. On May 3, 2001 the Common Stock closed higher than $5.00 for the twentieth consecutive trading day, and 1,667,001 shares of Common Stock were issued under the terms of the CSIRs.

In April 2001, the Original Owners of American Explorer L.L.C. entered into an agreement with an officer of the Company whereby the Original Owners granted to the officer an option to acquire, at a fixed price, certain of the original shares the Original Owners were issued in the Merger. As the fixed price of the April grant was below the market price as of the date of grant, the Company will recognize non-cash compensation expense over the three-year vesting period of the option. In addition, the Original Owners granted to the officer an interest in a portion of the Common Stock issuable pursuant to the CSIRs, if any, that might be issued. This agreement is similar to agreements previously entered into with two other officers of the Company. Non-cash compensation expense will be recognized for the Common Stock issuable pursuant to the CSIRs granted to the three officers over the three-year vesting period based on the fair value of the Common Stock issuable pursuant to the CSIRs in May 2001, when the Common Stock issuable pursuant to the CSIRs was issued to the Original Owners.


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

The Company's business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region. At March 31, 2001, the Company operated 77% of all producing wells in which it participated. For the three months ended March 31, 2001, approximately 41% of the Company's equivalent production was oil and 59% was gas.

RESULTS OF OPERATIONS

The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the periods noted.



                                                                Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                               2001            2000
                                                            ----------      ----------
Production:
  Oil (Bbls)                                                   139,080          34,230
  Gas (Mcf)                                                  1,190,478         831,019
  Total Production (Mcfe)                                    2,024,958       1,036,399

Sales:
  Total oil sales                                           $3,894,810      $  939,123
  Total gas sales                                            8,450,214       2,159,633

Average sales prices:
  Oil (per Bbl)                                             $    28.00      $    27.44
  Gas (per Mcf)                                                   7.10            2.60
  Per Mcfe                                                        6.10            2.99


Net income totaled $4,141,000 and $629,000 for the quarters ended March 31, 2001 and 2000, respectively. The positive results are attributable to the following components:

PRODUCTION. Oil produced in 2001 increased 306% over the first quarter ended March 31, 2000. Natural gas produced in 2001 increased 43% over the first quarter ended March 31, 2000. On a Mcfe basis, production for the first quarter ended March 31, 2001 increased 95% over the same period in 2000.

The increase in 2001 production volumes, as compared to 2000, was due primarily to two new onshore wells and four new offshore wells that were not producing in 2000.

PRICES. Average oil prices per Bbl for the first quarter ended March 31, 2001 were $28.00 as compared to $27.44 for the same period in 2000. Average gas per Mcf prices were $7.10 for the first quarter ended March 31, 2001, as compared to $2.60 for the same period in 2000. Stated on a Mcfe basis, unit prices received during the first quarter of 2001 were 104% higher than the prices received during the comparable 2000 period.

REVENUE. Oil and gas sales during the first quarter of 2001 increased 298% to $12,345,000, as compared to first quarter 2000 revenues of $3,099,000. The strong rise in product prices coupled with the growth in production volumes resulted in significant increases in revenue.

EXPENSES. Lease operating expenses for the first quarter of 2001 increased to $1,248,000 from $603,000 during the first quarter of 2000. The increase for the three months ended March 31, 2001 as compared to the same period in 2000 is primarily due to the 95% increase in production on a Mcfe basis. On a Mcfe basis, lease operating expenses for the first quarter increased from $0.58 per Mcfe in 2000 to $0.62 in 2001. This increase is due to initial high operating costs per Mcfe at the recently acquired Ship Shoal Field.

General and administrative expenses during the first quarter of 2001 totaled $661,000 as compared to expenses of $646,000 during the 2000 quarter, net of amounts capitalized of $622,000 and $551,000, respectively. The increase in general and administrative expenses is primarily due to a 77% increase in staffing levels related to the generation of prospects, exploration for oil and gas reserves and operation of properties.

Depreciation, depletion and amortization ("DD&A") expense for the three months ended March 31, 2001 increased 204% from the 2000 period. The rise in DD&A is primarily due to increased production from bringing new wells on-line since the first quarter of 2000. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the quarter of 2001 was $1.65 per Mcfe compared to $1.06 per Mcfe for the same period in 2000. The increase for the first three months of 2001 as compared to the same period for 2000 is due primarily to the significant capital and future development costs related to the Company's offshore projects.

Interest expense, net of amounts capitalized, increased $466,000 during the first quarter 2001 as compared to first quarter 2000. The increase is the result of an increase in debt levels at the end of 2000 and into 2001 resulting from property acquisitions and a higher capital budget, which has been partially funded by borrowings. The Company capitalized $300,000 and $97,000 of interest during the three months ended March 31, 2001 and 2000, respectively.

Income tax expense of $2,433,000 was recognized during the first quarter of 2001 as compared to no provision being recorded in the first quarter of 2000. The increase is the result of the Company fully reversing the valuation allowance on the deferred tax asset during 2000. The Company provides for income taxes at a statutory rate of 37%.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOW

The Company has financed its exploration and development activities to date principally through bank borrowings, cash flow from operations, and private placements of Common Stock. Net cash flow from operations before working capital changes increased from $1,729,000 in 2000 to $10,277,000 in 2001. Operations in 2001 improved because of better product prices and increased production as the result of successful exploration and development activities. However, working capital (before considering debt) decreased from $(1.9) million in 2000 to ($12.2) million in 2001. This was caused primarily by significant capital expenditures related to the Company's active exploration and development in the first quarter of 2001.

On May 11, 2001, the Company and its subsidiary PetroQuest Energy, L.L.C., (the "Borrower") amended its existing credit agreement with Hibernia National Bank to increase its existing $50 million revolving credit facility to $100 million, increase the borrowing base from $14.3 million to $36 million, and add lenders to the facility. The borrowing base availability is $26.4 million as of May 11, 2001 and is subject to quarterly reductions initially set at $4 million commencing July 31, 2001. Outstanding balances on the revolving credit facility bear interest at either the prime rate or the Eurodollar rate plus a margin (based on a sliding scale of 1.375% to 2.125% depending on borrowing base usage). The credit facility matures on June 30, 2004. In addition, the credit facility allows the Borrower to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum.

At March 31, 2001, $6,000,000 of the existing credit facility with Hibernia National Bank was outstanding and classified as long-term debt. Also, a $3,000,000 letter of credit was outstanding at March 31, 2001. The unused portion of the existing credit facility at March 31, 2001 was $5,300,000.

On March 31, 2001, $7,500,000 was outstanding on the bridge facility with Encap Energy Capital Fund III, L.P., which matures on September 18, 2001, subject to two extensions of thirty days each. However, the outstanding balance was classified as long-term debt as the Company intends to pay off the debt by drawing on the amended credit facility. The loan carries a fixed interest rate of 10%, and is secured by a second mortgage on substantially all of the Borrower's oil and gas properties.

On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. The loan agreement requires 85% of the net cash flow from the property (assuming production levels of 12.5 MMcf/day) is dedicated to debt service. At March 31, 2001, $840,456 remains outstanding under this loan.


The Company has budgeted for capital expenditures for 2001 and has an exploration and development program for the year 2001 which will require significant capital. Our budget for direct capital for new projects in 2001 is approximately $45,000,000 of which approximately $17,000,000 has been incurred. Management believes the cash flows from operations and additional borrowing capacity will be sufficient in the near term to fund exploration and development activities. In the future, our exploration activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, or joint venture arrangements with industry partners. There can be no assurances that such additional financings will be available on acceptable terms, if at all. If the Company is unable to obtain additional financing, it could be forced to delay or even abandon some of its exploration and development opportunities.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the Company's estimate of the sufficiency of its existing capital sources, its ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production, the timing of development expenditures and the operating hazards attendant to the oil and gas business. In particular, careful consideration should be given to cautionary statements made in the various reports the Company has filed with the Securities and Exchange Commission. The Company undertakes no duty to update or revise these forward-looking statements.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences market risks primarily in two areas: interest rates and commodity prices. The Company believes that its business operations are not exposed to significant market risks relating to foreign currency exchange risk.

The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for the remaining nine months of 2001, a 10% decline in the prices the Company receives for its crude oil and natural gas production would have an approximate $4.9 million impact on the Company's revenues.

In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. As of March 31, 2001, the Company had open collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for the remainder of 2001 are for gas volume of 6,000 MMBtu per day at (a weighted average) a ceiling price of $8.93 and floor price of $4.00. The Company had no open oil hedging contracts at March 31, 2001. At March 31, 2001, the Company recognized an asset of $94,105 related to these costless collars.

The Company also evaluated the potential effect that reasonably possible near term changes may have on the Company's facility. Debt outstanding under the facility is subject to a floating interest rate and represents approximately 42% of the Company's total debt as of March 31, 2001. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of March 31, 2001 and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remaining nine months of 2001 is approximately $357,000.

                                     PART II


Item 1.           LEGAL PROCEEDINGS

                        NONE.

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                        NONE.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                        NONE.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        NONE.

Item 5.           OTHER INFORMATION

            On March 12, 2001, Dalton F. Smith, III was appointed as Vice President -- Business Development & Land for the Company. His primary responsibilities will include identification and pursuit of new exploration ventures and property acquisitions, the development and maintenance of key industry relationships, and oversight of the Company's land management activities.

            On April 20, 2001, Daniel G. Fournerat was appointed as the Company's Senior Vice President and General Counsel. Mr. Fournerat has served as the Company's outside counsel and as a member of the Company's board of directors since September 1998. Prior to joining the Company, Mr. Fournerat practiced law since 1977 with the Lafayette, Louisiana law firm of Onebane, Bernard, Torian, Diaz, McNamera & Abel specializing in an oil and gas transactional practice.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

10.1 Employment Agreement dated April 20, 2001 between PetroQuest Energy, Inc. and Daniel G. Fournerat.

10.2 Termination Agreement dated April 20, 2001 between PetroQuest Energy, Inc. and Daniel G. Fournerat.

10.3 Amended and Restated Credit Agreement dated as of May 11, 2001, by and among PetroQuest Energy, L.L.C., a Louisiana limited liability company, PetroQuest Energy, Inc., a Delaware corporation, and Hibernia National Bank, and the Financial Institutions named therein as Lenders, and Hibernia National Bank as Administrative Agent.

10.4 Revolving Note dated May 11, 2001 in the principal amount of $50,000,000.00 payable to Hibernia National Bank.

10.5 Revolving Note dated May 11, 2001 in the principal amount of $25,000,000.00 payable to Union Bank of California, N.A.

10.6 Revolving Note dated May 11, 2001 in the principal amount of $25,000,000.00 payable to Royal Bank of Canada.

10.7 Commercial Guaranty made as of May 11, 2001, by PetroQuest Energy, Inc., a Delaware corporation, in favor of Hibernia National Bank.

10.8 Subordination Agreement effective as of May 11, 2001, by and among Hibernia National Bank, EnCap Energy Capital Fund III, L.P., PetroQuest Energy, L.L.C., a Louisiana limited liability company, and PetroQuest Energy, Inc., a Delaware corporation.

                  (b) Reports on Form 8-K:

            The Company filed a report on Form 8-K on January 8, 2001, amending its report on Form 8-K filed on December 27, 2000 relating to the acquisition of assets and the beginning of a new credit facility.

            The Company filed a report on Form 8-K on January 10, 2001 announcing the voluntary delisting of the Company's common stock from the Toronto Stock Exchange.

            The Company filed a report on Form 8-K on March 1, 2001, amending its report on Form 8-K filed on December 27, 2000 relating to the acquisition of assets and the beginning of a new credit facility.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PETROQUEST ENERGY, INC.

Date: May 15, 2001                 By: /s/ Michael O. Aldridge
     ------------------------         ------------------------------------------
                                           Michael O. Aldridge
                                           Chief Financial Officer and Secretary
                                           (Authorized Officer and Principal
                                           Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------

  10.1   Employment Agreement dated April 20, 2001 between PetroQuest Energy,
         Inc. and Daniel G. Fournerat.

  10.2   Termination Agreement dated April 20, 2001 between PetroQuest Energy,
         Inc. and Daniel G. Fournerat.

  10.3 Amended and Restated Credit Agreement dated as of May 11, 2001, by and among PetroQuest Energy, L.L.C., a Louisiana limited liability company, PetroQuest Energy, Inc., a Delaware corporation, and Hibernia National
         Bank, and the Financial Institutions named therein as Lenders, and Hibernia National Bank as Administrative Agent.

  10.4 Revolving Note dated May 11, 2001 in the principal amount of $50,000,000.00 payable to Hibernia National Bank.

  10.5 Revolving Note dated May 11, 2001 in the principal amount of $25,000,000.00 payable to Union Bank of California, N.A.

  10.6 Revolving Note dated May 11, 2001 in the principal amount of $25,000,000.00 payable to Royal Bank of Canada.

  10.7   Commercial Guaranty made as of May 11, 2001, by PetroQuest Energy,
         Inc., a Delaware corporation, in favor of Hibernia National Bank.

  10.8 Subordination Agreement effective as of May 11, 2001, by and among Hibernia National Bank, EnCap Energy Capital Fund III, L.P., PetroQuest
         Energy, L.L.C., a Louisiana limited liability company, and PetroQuest
         Energy, Inc., a Delaware corporation.