Form 10-Q
period 2001-06-30
PETROQUEST ENERGY INC
filed 2001-07-31
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

 400 E. KALISTE SALOOM RD., SUITE 3000
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

Yes X                    No
   ----                    ----


         As of July 27, 2001, there were 32,481,657 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.

                             PETROQUEST ENERGY, INC.


                                Table of Contents



Part I.  Financial Information                                                                              Page No.
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                      June 30, 2001 and December 31, 2000.....................................................    3

                  Consolidated Statements of Operations for the
                      Three and Six Months Ended June 30, 2001 and 2000.......................................    4

                  Consolidated Statements of Cash Flows for the
                      Six Months Ended June 30, 2001 and 2000.................................................    5

                  Notes to Consolidated Financial Statements..................................................    6

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........................................    8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................   11

Part II. Other Information

         Item 1.  Legal Proceedings...........................................................................   12

         Item 2.  Changes in Securities and Use of Proceeds...................................................   12

         Item 3.  Defaults upon Senior Securities.............................................................   12

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................   12

         Item 5.  Other Information...........................................................................   13

         Item 6.  Exhibits and Reports on Form 8-K............................................................   13

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (Amounts in Thousands)


                                                                    June 30,       December 31,
                                                                      2001            2000
                                                                    ---------      -----------
                                                                   (unaudited)
                                  ASSETS
Current assets:
        Cash and cash equivalents                                   $   1,346       $   7,549
        Oil and gas revenue receivable                                  7,515           5,148
        Joint interest billing receivable                               5,017          10,151
        Other current assets                                            1,124           1,432
                                                                    ---------       ---------
Total current assets                                                   15,002          24,280
                                                                    ---------       ---------

Oil and gas properties:
        Oil and gas properties, full cost method                      122,566          85,443
        Unevaluated oil and gas properties                             13,454          12,431
        Accumulated depreciation, depletion and amortization          (49,627)        (41,530)
                                                                    ---------       ---------
Oil and gas properties, net                                            86,393          56,344
                                                                    ---------       ---------

Plugging and abandonment escrow                                           615             495

Other assets, net of accumulated depreciation and amortization
        of $1,502 and $558, respectively                                1,515           1,953
                                                                    ---------       ---------

Total Assets                                                        $ 103,525       $  83,072
                                                                    =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities                    $  17,458       $  18,893
        Advances from co-owners                                         3,213           7,297
        Current portion of long-term debt                                  11           7,873
                                                                    ---------       ---------

Total current liabilities                                              20,682          34,063

Commitments and contingencies                                              --              --

Current portion of long-term debt expected to be refinanced             7,500              --
Long-term debt                                                         20,203           6,804

Other liabilities                                                       4,803             749

Stockholders' equity:
        Common stock, $.001 par value; authorized 75,000
          shares; issued and outstanding 32,344 and 30,256
          shares, respectively                                             32              30
        Paid-in capital                                                63,555          62,290
        Other comprehensive income                                        473              --
        Unearned deferred compensation                                   (855)             --
        Accumulated deficit                                           (12,868)        (20,864)
                                                                    ---------       ---------
Total stockholders' equity                                             50,337          41,456
                                                                    ---------       ---------

Total liabilities and stockholders' equity                          $ 103,525       $  83,072
                                                                    =========       =========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                  (Amounts in Thousands, Except Per Share Data)






                                                           Three Months Ended                Six Months Ended
                                                      ----------------------------      ----------------------------
                                                               June 30,                          June 30,
                                                      ----------------------------      ----------------------------
                                                         2001             2000             2001             2000
                                                      -----------      -----------      -----------      -----------
Revenues:
        Oil and gas sales                             $    14,590      $     3,803      $    26,935      $     6,902
        Interest and other income                             298               56              506              108
                                                      -----------      -----------      -----------      -----------
                                                           14,888            3,859           27,441            7,010
                                                      -----------      -----------      -----------      -----------

Expenses:
        Lease operating expenses                            1,908              694            3,156            1,297
        Production taxes                                      243              177              505              350
        Depreciation, depletion and amortization            4,848            1,204            8,190            2,347
        General and administrative                          1,255              739            1,916            1,341
        Interest expense                                      517                9              983                9
                                                      -----------      -----------      -----------      -----------


Income from operations                                      6,117            1,036           12,691            1,666

        Income tax expense                                  2,263               --            4,696               --

Net income                                            $     3,854      $     1,036      $     7,995      $     1,666
                                                      ===========      ===========      ===========      ===========

Earnings per common share:
        Basic                                         $      0.12      $      0.04      $      0.26      $      0.07
                                                      ===========      ===========      ===========      ===========
        Diluted                                       $      0.11      $      0.04      $      0.24      $      0.07
                                                      ===========      ===========      ===========      ===========

Weighted average number of common shares:
        Basic                                              31,737           24,110           31,125           24,119
                                                      ===========      ===========      ===========      ===========
        Diluted                                            34,376           25,201           33,637           25,157
                                                      ===========      ===========      ===========      ===========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (Amounts in Thousands)



                                                                                         Six Months Ended
                                                                                   -------------------------------
                                                                                              June 30,
                                                                                   -------------------------------
                                                                                       2001              2000
                                                                                   ------------       ------------
Cash flows from operating activities:
Net income                                                                         $      7,995       $      1,666
Adjustments to reconcile net income to net cash provided by
  operating activities:
        Deferred tax expense                                                              4,696                 --
        Depreciation, depletion and amortization                                          8,190              2,346
        Amortization of debt issuance costs                                                 851
        Compensation expense                                                                180                 --
        Stock based compensation                                                             --                116
        Derivative mark to market                                                          (294)                --
Changes in working capital accounts:
        Accounts receivable                                                              (2,367)              (356)
        Joint interest billing receivable                                                 5,134             (2,739)
        Other assets                                                                       (697)               (51)
        Accounts payable and accrued liabilities                                         (3,132)             2,491
        Advances from co-owners                                                          (4,083)             2,667
        Plugging and abandonment escrow                                                    (120)              (120)
        Other                                                                               364                (17)
                                                                                   ------------       ------------

Net cash provided by operating activities                                                16,717              6,003
                                                                                   ------------       ------------

Cash flows from investing activities:
        Investment in oil and gas properties                                            (36,448)            (8,159)
                                                                                   ------------       ------------

Net cash used in investing activities                                                   (36,448)            (8,159)
                                                                                   ------------       ------------

Cash flows from investing activities:
        Exercise of options and warrants                                                    491                481
        Proceeds from borrowings                                                         14,500              3,100
        Repayment of debt                                                                (1,463)            (3,107)
        Issue of common stock                                                                --              9,367
                                                                                   ------------       ------------

Net cash provided by financing activities                                                13,528              9,841
                                                                                   ------------       ------------

Net decrease in cash and cash equivalents                                                 6,203              7,685

Cash balance and cash equivalent, beginning of period                              $      7,549       $      3,006
                                                                                   ============       ============

Cash balance and cash equivalent, end of period                                    $      1,346       $     10,691
                                                                                   ============       ============

Supplemental disclosure of cash flow information:
        Cash paid during the period for:
                Interest                                                           $        637       $        205
                                                                                   ============       ============
                Income taxes                                                       $         --       $         --
                                                                                   ============       ============




          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The consolidated financial information for the three- and six-month periods ended June 30, 2001 and 2000, respectively, have been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2001 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

NOTE 2 EARNINGS PER SHARE

Basic earnings per common share was computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share was computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the issuance of common shares for stock options and warrants through the application of the treasury stock method. Options to purchase 80,000 and 192,500 shares of common stock were outstanding during the three- and six-month periods ended June 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares during the periods. These options' exercise prices were $7.65 and between $5.89-$7.65, respectively, and expire in 2011. There were no antidilutive shares for the three- and six-month periods ended June 30, 2000.

NOTE 3 LONG-TERM DEBT

On May 11, 2001, the Company and its subsidiary PetroQuest Energy, L.L.C., (the "Borrower") amended the existing credit agreement with Hibernia National Bank to increase the existing $50 million revolving credit facility to $100 million, increase the borrowing base from $14.3 million to $36 million, and add lenders to the facility. At June 30, 2001, $19,500,000 of the existing credit facility with Hibernia National Bank was outstanding and classified as long-term debt. Also, a $2,600,000 letter of credit was outstanding at June 30, 2001. The unused portion of the existing credit facility at June 30, 2001 was $6,400,000.

On July 17, 2001, the borrowing base under the revolving credit facility was increased from $36 million to $50 million. The borrowing base availability was $18.4 million as of July 17, 2001 and is subject to quarterly reductions commencing October 31, 2001 unless the scheduled redetermination occurring on that date results in a borrowing base higher than $50 million. Outstanding balances on the revolving credit facility bear interest at either the prime rate or the Eurodollar rate plus a margin (based on a sliding scale of 1.375% to 2.125% depending on borrowing base usage). The credit facility matures on June 30, 2004. In addition, the credit facility allows the Borrower to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum.

At June 30, 2001, $7,500,000 was outstanding on the bridge facility with EnCap Energy Capital Fund III, L.P., which matures on September 18, 2001, subject to two extensions of thirty days each. However, the outstanding balance was classified as long-term debt as the Company intends to pay off the debt by drawing on the amended credit facility. The loan carries a fixed interest rate of 10%, and is secured by a second mortgage on substantially all of the Borrower's oil and gas properties.

On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. The loan agreement requires 85% of the net cash flow from the property (assuming production levels of 12.5 MMcf/day) to be dedicated to debt service. At June 30, 2001, $714,000 remained outstanding under this loan.

NOTE 4 NEW ACCOUNTING STANDARDS

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, as amended (SFAS 133), pertaining to the accounting for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. If the conditions specified in SFAS 133 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not effective as a hedge. At January 1, 2001, the Company recognized a liability of $609,295 before tax, related to costless collars; the cumulative catch-up adjustment was recorded as a charge to other comprehensive income.

         The Company incurred a $145,000 charge to oil and gas revenues during the six months ended June 30, 2001 as a result of the settlement of costless collars. As of June 30, 2001, the fair value of the open collar contracts was an asset of $1,045,000. During the six months ended June 30, 2001, the Company recognized $294,000 in other income related to marking-to-market of the collars. The remaining adjustment to the fair value of the collars was recorded in other comprehensive income.

         As of June 30, 2001, the Company had open costless collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for the remainder of 2001 are for gas volume of 6,000 MMBtu per day at weighted average ceiling and floor prices of $8.93 and $4.00, respectively. Additionally, the Company entered into a costless collar contract for the period from July 1, 2001 through December 31, 2001 for 750 barrels of oil per day with a floor price of $26.00 and a ceiling price of $30.90.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. The Company has not completed an evaluation of the impact of this new standard.

NOTE 5 EQUITY

Other Comprehensive Income

         The following table presents a recap of the Company's comprehensive income for the six-month period ended June 30, 2001 (in thousands):



Net income                                                                          $  7,995
Cumulative effect of change in accounting principle, net of taxes                         35
Change in fair value of derivative instruments, net of taxes                             438
                                                                                    --------
Comprehensive income                                                                $  8,468

Common Stock Issue Rights

         Pursuant to the September 1, 1998 merger and reorganization (the "Merger"), the Company issued to the original owners (the "Original Owners") of American Explorer L.L.C. and their respective affiliates, certain of whom currently serve as officers and directors of the Company, 7,335,001 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), and 1,667,001 Contingent Stock Issue Rights (the "CSIRs"). The CSIRs entitle the holders to receive an additional 1,667,001 shares of Common Stock at such time within three years of the anniversary date of the issuance of the CSIRs as the trading price for the Common Stock closes at $5.00 or higher for 20 consecutive trading days. On May 3, 2001 the Common Stock closed higher than $5.00 for the twentieth consecutive trading day, and 1,667,001 shares of Common Stock were issued under the terms of the CSIRs.

In April 2001, the Original Owners of American Explorer L.L.C. entered into an agreement with an officer of the Company whereby the Original Owners granted to the officer an option to acquire, at a fixed price, certain of the original shares the Original Owners were issued in the Merger. As the fixed price of the April grant was below the market price as of the date of grant, the Company will recognize non-cash compensation expense over the three-year vesting period of the option. In addition, the Original Owners granted to the officer an interest in a portion of the Common Stock issuable pursuant to the CSIRs, if any, that might be issued. This agreement is similar to agreements previously entered into with two other officers of the Company. Non-cash compensation expense will be recognized for the Common Stock issuable pursuant to the CSIRs granted to the three officers over the three-year vesting period based on the fair value of the Common Stock issuable pursuant to the CSIRs in May 2001, when the Common Stock issuable pursuant to the CSIRs was issued to the Original Owners. The Company has recorded the effects of the transactions as deferred compensation until fully amortized. The Company recorded non-cash compensation expense of $180,000 during the quarter and six months ended June 30, 2001, which is included in general and administrative expense.

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

The Company's business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region. At June 30, 2001, the Company operated approximately 95% of all of its proved reserves. For the six months ended June 30, 2001, approximately 42% of the Company's equivalent production was oil and 58% was gas.

RESULTS OF OPERATIONS

The following table (unaudited) sets forth certain operating information with respect to our oil and gas operations for the periods noted.


                                   Three Months Ended                 Six Months Ended
                               ----------------------------      ----------------------------
                                        June 30,                          June 30,
                               ----------------------------      ----------------------------
                                  2001             2000             2001             2000
                               -----------      -----------      -----------      -----------
Production:
  Oil (Bbls)                       225,462           34,112          364,542           68,341
  Gas (Mcf)                      1,854,611          829,085        3,045,088        1,660,105
  Total Production (Mcfe)        3,207,383        1,033,757        5,232,340        2,070,151

Sales:
  Total oil sales              $ 6,065,190      $   887,807      $ 9,959,999      $ 1,826,930
  Total gas sales                8,524,812        2,915,637       16,975,026        5,075,255

Average sales prices:
  Oil (per Bbl)                $     26.90      $     26.03      $     27.32      $     26.73
  Gas (per Mcf)                       4.60             3.52             5.57             3.06
  Per Mcfe                            4.55             3.68             5.15             3.33

Net income totaled $3,854,000 and $1,036,000 for the quarters ended June 30, 2001 and 2000, respectively. Net income totaled $7,995,000 and $1,666,000 for the six-month periods ended June 30, 2001 and 2000, respectively. The positive results are attributable to the following components:

PRODUCTION. Oil production in 2001 increased 561% and 433% over the second quarter and six months ended June 30, 2000, respectively. Natural gas production in 2001 increased 124% and 83% over the second quarter and six months ended June 30, 2000, respectively. On a Mcfe basis, production for the second quarter and six months ended June 30, 2001 increased 210% and 153%, respectively, over the same periods in 2000.

The increase in 2001 production volumes, as compared to 2000, was due primarily to twelve new offshore wells and one new onshore well that were not producing in 2000.

PRICES. Average oil prices per Bbl for the second quarter and six months ended June 30, 2001 were $26.90 and $27.32, respectively, as compared to $26.03 and $26.73 for the same periods in 2000. Average gas prices per Mcf were $4.60 and $5.57 for the second quarter and six months ended June 30, 2001, respectively, as compared to $3.52 and $3.06 for the same periods in 2000. Stated on a Mcfe basis, unit prices received during the second quarter and first six months of 2001 were 24% and 55% higher, respectively, than the prices received during the comparable 2000 periods.

REVENUE. Oil and gas sales during the second quarter ended June 30, 2001 increased 284% to $14,590,000, as compared to second quarter 2000 revenues of $3,803,000. For the six months ended June 30, 2001, oil and gas sales increased 290% to $26,935,000, as compared to 2000 revenues of $6,902,000. The strong rise in product prices coupled with the growth in production volumes resulted in significant increases in revenue.

EXPENSES. Lease operating expenses for the second quarter of 2001 increased to $1,908,000 from $694,000 during the second quarter of 2000. For the six months ended June 30, 2001, lease operating expenses increased to $3,156,000 from $1,297,000 during the six months ended June 30, 2000. The increases for the second quarter and six months ended June 30, 2001, as compared to the same periods in 2000 are primarily due to the 210% and 153% increases in production on a Mcfe basis, respectively. On a Mcfe basis, lease operating expenses for the second quarter decreased from $0.67 per Mcfe in 2000 to $0.59 in 2001. For the six months ended June 30, lease operating expenses per Mcfe decreased from $0.63 in 2000 to $0.60 in 2001. These decreases are due to increased production, which lowers the effects of fixed operating costs.

General and administrative expenses during the second quarter of 2001 totaled $1,255,000 as compared to expenses of $739,000 during the 2000 quarter, net of amounts capitalized of $614,000 and $423,000, respectively. General and administrative expenses during the six-month period ended June 30, 2001 increased to $1,916,000 as compared to expenses of $1,341,000 during the 2000 period, net of amounts capitalized of $1,236,000 and $973,000, respectively. The increases in general and administrative expenses are primarily due to a 108% increase in staffing levels related to the generation of prospects, exploration for oil and gas reserves and operation of properties. Additionally, we have recognized $180,000 of non-cash compensation expense during the quarter and six months ended June 30, 2001.

Depreciation, depletion and amortization ("DD&A") expense for the three- and six-month periods ended June 30, 2001 increased 303% and 249%, respectively, from the 2000 periods. The rise in DD&A is primarily due to increased production from bringing new wells on-line since the first quarter of 2000. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the second quarter of 2001 was $1.51 per Mcfe as compared to $1.16 per Mcfe for the same period in 2000. The DD&A rate for the six months ended June 30, 2001 was $1.57 per Mcfe compared to $1.13 per Mcfe for the same period in 2000. The increase in 2001 as compared to 2000 is due primarily to the significant capital and future development costs related to our offshore projects.

Interest expense, net of amounts capitalized on unevaluated prospects, increased $508,000 and $974,000 during the second quarter and six months ended June 30, 2001, respectively, as compared to same periods in 2000. The increases are the result of an increase in debt levels at the end of 2000 and into 2001 resulting from property acquisitions and a higher capital budget, which has been partially funded by borrowings. We capitalized $308,000 and $132,000 of interest during the three months ended June 30, 2001 and 2000, respectively, and $608,000 and $229,000 during the six months ended June 30, 2001 and 2000, respectively.

Income tax expense of $2,263,000 and $4,696,000 was recognized during the second quarter and six months ended June 30, 2001, respectively, as compared to no provision being recorded in the same periods of 2000. The increases are the result of fully reversing the valuation allowance on our deferred tax asset during 2000. We provide for income taxes at a statutory rate of 37%.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our exploration and development activities to date principally through bank borrowings, cash flow from operations, and private placements of Common Stock. Net cash flow from operations before working capital changes during the six-month period increased from $4,128,000 in 2000 to $21,618,000 in 2001. Operations in 2001 improved because of better product prices and increased production as the result of successful exploration and development activities. However, working capital (before considering debt) decreased from $(1.9) million at December 31, 2000 to $(5.7) million at June 30, 2001. This was caused primarily by significant capital expenditures related to our active exploration and development during the first six months of 2001.

On May 11, 2001, we and our subsidiary PetroQuest Energy, L.L.C., (the "Borrower") amended our existing credit agreement with Hibernia National Bank to increase the existing $50 million revolving credit facility to $100 million, increase the borrowing base from $14.3 million to $36 million, and add lenders to the facility. At June 30, 2001, $19,500,000 of the existing credit facility with Hibernia National Bank was outstanding and classified as long-term debt. Also, a $2,600,000 letter of credit was outstanding at June 30, 2001. The unused portion of the existing credit facility at June 30, 2001 was $6,400,000.

On July 17, 2001, the borrowing base under the revolving credit facility was increased from $36 million to $50 million. The borrowing base availability was $18.4 million as of July 17, 2001 and is subject to quarterly reductions commencing October 31, 2001 unless the scheduled redetermination occurring on that date results in a borrowing base higher than $50 million. Outstanding balances on the revolving credit facility bear interest at either the prime rate or the Eurodollar rate plus a margin (based on a sliding scale of 1.375% to 2.125% depending on borrowing base usage). The credit facility matures on June 30, 2004. In addition, the credit facility allows the Borrower to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum.

At June 30, 2001, $7,500,000 was outstanding on the bridge facility with Encap Energy Capital Fund III, L.P., which matures on September 18, 2001, subject to two extensions of thirty days each. However, the outstanding balance was classified as long-term debt as we intend to pay off the debt by drawing on the amended credit facility. The loan carries a fixed interest rate of 10%, and is secured by a second mortgage on substantially all of the Borrower's oil and gas properties.

On April 21, 1999, we entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of our High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. The loan agreement requires 85% of the net cash flow from the property (assuming production levels of 12.5 MMcf/day) is dedicated to debt service. At June 30, 2001, $714,000 remains outstanding under this loan.

We have budgeted for capital expenditures for 2001 and have an exploration and development program for the year 2001 which will require significant capital. Our budget for direct capital for new projects in 2001 is approximately $51,620,000 of which approximately $36,302,000 has been incurred as of June 30, 2001. Our management believes the cash flows from operations and additional borrowing capacity will be sufficient in the near term to fund exploration and development activities. In the future, our exploration activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, or joint venture arrangements with industry partners. There can be no assurances that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities.

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

The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for the remaining six months of 2001, a 10% decline in the prices the Company receives for its crude oil and natural gas production would have an approximate $2.4 million impact on the Company's revenues.

In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the

Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. As of June 30, 2001, the Company had open collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for the remainder of 2001 are for gas volume of 6,000 MMBtu per day at weighted average ceiling and floor prices of $8.93 and $4.00, respectively. Additionally, the Company entered into a costless collar contract for the period from July 1, 2001 to December 31, 2001 for 750 barrels of oil per day with a floor price of $26.00 and ceiling price of $30.90. At June 30, 2001, the Company recognized an asset of $1,045,000 related to these costless collars.

The Company also evaluated the potential effect that reasonably possible near term changes may have on the Company's facility. Debt outstanding under the facility is subject to a floating interest rate and represents approximately 70% of the Company's total debt as of June 30, 2001. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of June 30, 2001 and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remaining six months of 2001 is approximately $68,000.

                                     PART II

Item 1. LEGAL PROCEEDINGS

         NONE.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE.

Item 3. DEFAULTS UPON SENIOR SECURITIES

         NONE.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2001, an annual meeting of the stockholders of the Company was held. The holders of 17,222,140 shares of Common Stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

     (a)  Election of Directors

         The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:


                                                            NUMBER OF            NUMBER OF            NUMBER OF
                                   NAME                     VOTES FOR         VOTES WITHHELD      VOTES ABSTAINING
                                   ----                     ---------         --------------      ----------------

                     Charles T. Goodson                    17,211,012               2,429                8,699

                     Alfred J. Thomas, II                  17,210,992               2,449                8,699

                     Ralph J. Daigle                       17,211,012               2,429                8,699

                     Michael O. Aldridge                   17,210,992               2,449                8,699

                     Daniel G. Fournerat                   17,199,012              14,429                8,699

                     William W. Rucks, IV                  17,211,012               2,429                8,699

                     Jay B. Langner                        17,211,012               2,429                8,699

                     Francisco A. Garcia                   17,199,012               2,449                8,699

                     E. Wayne Nordberg                     17,210,992               2,449                8,699


         (b)  Adoption of the 1998 Incentive Plan

         The stockholders voted to adopt the amended and restated 1998 Incentive Plan as follows:


                 Number of Votes For                Number of Votes Against            Number of Votes Withheld
                 -------------------                -----------------------            ------------------------
                      16,517,572                            692,885                             11,683



Item 5. OTHER INFORMATION

         NONE.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         NONE.

     (b) Reports on Form 8-K:

                           The Company filed a report on Form 8-K on April 12,
                  2001 relating to the Company's drilling results at Ship Shoal 72 Field.

                           The Company filed a report on Form 8-K on April 19,
                  2001 relating to the Company's drilling results at Ship Shoal 72 Field.

                           The Company filed a report on Form 8-K on May 8, 2001
                  relating to the Company's first quarter results.

                           The Company filed a report on Form 8-K on May 9, 2001
                  amending its report on Form 8-K filed on May 8, 2001 relating to the Company's first quarter results.

                           The Company filed a report on Form 8-K on June 7,
                  2001 relating to the Company's average daily production.

                           The Company filed a report on Form 8-K on June 27,
                  2001 relating to the Company's proposed offering of common stock.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PETROQUEST ENERGY, INC.

Date:  July 31, 2001                       By: /s/ Michael O. Aldridge
       ---------------------                  ---------------------------------
                                              Michael O. Aldridge
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Authorized Officer and Principal
                                              Financial and Accounting Officer)