Form 10-Q
period 2001-09-30
PETROQUEST ENERGY INC
filed 2001-11-14
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          ----------------------------

                                    FORM 10-Q

                                   (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from:       to:
                         Commission file number: 019020

                          ----------------------------


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



                          ----------------------------

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


         As of November 9, 2001, there were 32,524,124 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.

                             PETROQUEST ENERGY, INC.


                                Table of Contents


Part I.  Financial Information                                          Page No.

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                      September 30, 2001 and December 31, 2000............    3

                  Consolidated Statements of Operations for the
                      Three and Nine Months Ended September 30, 2001 and
                      2000................................................    4

                  Consolidated Statements of Cash Flows for the
                      Nine Months Ended September 30, 2001 and 2000.......    5

                  Notes to Consolidated Financial Statements..............    6

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......    8

         Item 3.  Quantitative and Qualitative Disclosures About Market
                      Risk................................................   11

Part II. Other Information

         Item 1.  Legal Proceedings......................................    12

         Item 2.  Changes in Securities and Use of Proceeds..............    12

         Item 3.  Defaults upon Senior Securities........................    12

         Item 4.  Submission of Matters to a Vote of Security Holders....    12

         Item 5.  Other Information......................................    12

         Item 6.  Exhibits and Reports on Form 8-K.......................    13

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (Amounts in Thousands)

                                                                September 30, December 31,
                                                                    2001         2000
                                                                ------------  -----------
                                                                (unaudited)
                                  ASSETS
Current assets:
        Cash and cash equivalents                                $   4,080    $   7,549
        Oil and gas revenue receivable                               6,327        5,148
        Joint interest billing receivable                            5,950       10,151
        Other current assets                                         1,341        1,432
                                                                 ---------    ---------
Total current assets                                                17,698       24,280
                                                                 ---------    ---------

Oil and gas properties:
        Oil and gas properties, full cost method                   135,618       85,443
        Unevaluated oil and gas properties                          14,447       12,431
        Accumulated depreciation, depletion and amortization       (56,791)     (41,530)
                                                                 ---------    ---------
Oil and gas properties, net                                         93,274       56,344
                                                                 ---------    ---------

Plugging and abandonment escrow                                        757          495

Other assets, net of accumulated depreciation and amortization
        of $2,004 and $558, respectively                             1,274        1,953
                                                                 ---------    ---------

Total assets                                                     $ 113,003    $  83,072
                                                                 =========    =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities                 $  17,566    $  18,893
        Advances from co-owners                                      4,941        7,297
        Current portion of long-term debt                            5,011        7,873
                                                                 ---------    ---------
Total current liabilities                                           27,518       34,063

Long-term debt                                                      25,702        6,804

Other liabilities                                                    6,458          749

Commitments and contingencies                                           --           --

Stockholders' equity:
        Common stock, $.001 par value; authorized 75,000
          shares; issued and outstanding 32,524 and 30,256
          shares, respectively                                          33           30
        Paid-in capital                                             63,693       62,290
        Other comprehensive income                                     728           --
        Unearned deferred compensation                                (769)          --
        Accumulated deficit                                        (10,360)     (20,864)
                                                                 ---------    ---------
Total stockholders' equity                                          53,325       41,456
                                                                 ---------    ---------

Total liabilities and stockholders' equity                       $ 113,003    $  83,072
                                                                 =========    =========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                  (Amounts in Thousands, Except Per Share Data)

                                                    Three Months Ended     Nine Months Ended
                                                    ------------------     -----------------
                                                       September 30,         September 30,
                                                       -------------         -------------
                                                     2001        2000       2001       2000
                                                   --------    --------   --------   --------
Revenues:
        Oil and gas sales                          $ 15,611    $  6,035   $ 42,546   $ 12,937
        Interest and other income                      (143)         97        363        205
                                                   --------    --------   --------   --------
                                                     15,468       6,132     42,909     13,142
                                                   --------    --------   --------   --------

Expenses:
        Lease operating expenses                      1,984         540      5,140      1,837
        Production taxes                                317         275        822        626
        Depreciation, depletion and amortization      7,223       1,642     15,413      3,988
        General and administrative                    1,264         652      3,179      1,993
        Interest expense                                699           4      1,682         13
                                                   --------    --------   --------   --------


Income from operations                                3,981       3,019     16,673      4,685

        Income tax expense                            1,473          --      6,170         --
                                                   --------    --------   --------   --------

Net income                                         $  2,508    $  3,019   $ 10,503   $  4,685
                                                   ========    ========   ========   ========

Earnings per common share:
        Basic                                      $   0.08    $   0.10   $   0.33   $   0.18
                                                   ========    ========   ========   ========
        Diluted                                    $   0.07    $   0.10   $   0.31   $   0.17
                                                   ========    ========   ========   ========

Weighted average number of common shares:
        Basic                                        32,471      29,334     31,579     25,835
                                                   ========    ========   ========   ========
        Diluted                                      34,875      30,799     33,602     27,906
                                                   ========    ========   ========   ========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (Amounts in Thousands)


                                                                                  Nine Months Ended
                                                                                  -----------------
                                                                                    September 30,
                                                                                    -------------
                                                                                  2001        2000
                                                                                --------    --------
Cash flows from operating activities:
Net income                                                                      $ 10,503    $  4,685
Adjustments to reconcile net income to net cash provided by
  operating activities:
        Deferred tax expense                                                       6,170          --
        Depreciation, depletion and amortization                                  15,413       3,988
        Amortization of debt issuance costs                                        1,294          --
        Compensation expense                                                         266          --
        Stock based compensation                                                      --         116
        Derivative mark to market                                                    (13)         --
Changes in working capital accounts:
        Accounts receivable                                                       (1,179)     (1,653)
        Joint interest billing receivable                                          4,201      (8,503)
        Other assets                                                                (958)       (548)
        Accounts payable and accrued liabilities                                    (627)     15,053
        Advances from co-owners                                                   (2,356)      3,262
        Plugging and abandonment escrow                                             (263)       (180)
        Other                                                                        273        (175)
                                                                                --------    --------

Net cash provided by operating activities                                         32,724      16,045
                                                                                --------    --------

Cash flows from investing activities:
        Investment in oil and gas properties                                     (52,893)    (22,556)
                                                                                --------    --------

Net cash used in investing activities                                            (52,893)    (22,556)
                                                                                --------    --------

Cash flows from financing activities:
        Exercise of options and warrants                                             663       1,153
        Proceeds from borrowings                                                  25,000       3,100
        Repayment of debt                                                         (8,963)     (6,504)
        Issue of common stock                                                         --      11,294
                                                                                --------    --------

Net cash provided by financing activities                                         16,700       9,043
                                                                                --------    --------

Net increase (decrease) in cash and cash equivalents                              (3,469)      2,532

Cash balance and cash equivalent, beginning of period                           $  7,549    $  3,006
                                                                                ========    ========

Cash balance and cash equivalent, end of period                                 $  4,080    $  5,538
                                                                                ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
                Interest                                                        $  1,086    $    272
                                                                                ========    ========
                Income taxes                                                    $     --    $     --
                                                                                ========    ========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   BASIS OF PRESENTATION

The consolidated financial information for the three- and nine-month periods ended September 30, 2001 and 2000, respectively, have been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2001 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

NOTE 2   EARNINGS PER SHARE

Basic earnings per common share was computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share was computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the issuance of common shares for stock options and warrants through the application of the treasury stock method. Options to purchase 80,000 and 180,000 shares of common stock were outstanding during the three- and nine-month periods ended September 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares during the periods. These options' exercise prices were $7.65 and between $5.89-$7.65, respectively, and expire in 2011. There were no antidilutive shares for the three- and nine-month periods ended September 30, 2000.

NOTE 3   LONG-TERM DEBT

On May 11, 2001, PetroQuest Energy, Inc. and its subsidiary PetroQuest Energy, L.L.C., (the "Borrower") amended its then existing credit agreement with Hibernia National Bank to increase the $50 million revolving credit facility to $100 million, increase the borrowing base from $14.3 million to $36 million, and add lenders to the facility. Outstanding balances on the revolving credit facility bear interest at either the prime rate or the Eurodollar rate plus a margin (based on a sliding scale of 1.375% to 2.125% depending on borrowing base usage). The credit facility matures on June 30, 2004. In addition, the credit facility allows the Borrower to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of PetroQuest Energy, L.L.C. and PetroQuest Energy, Inc.'s corporate guarantee of the indebtedness of the Borrower. The credit facility contains covenants and restrictions common to borrowings of this type, including maintenance of certain financial ratios. The Company was in compliance with all of its covenants at September 30, 2001.

The borrowing base under this reducing revolving line of credit is based upon the valuation of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by Hibernia National Bank. On July 17, 2001, the borrowing base under the revolving credit facility was increased from $36 million to $50 million. On July 31, 2001, the Company drew down $7.5 million to pay off the bridge facility with Encap Energy Capital Fund III, L.P. At September 30, 2001, $30 million of the existing credit facility was outstanding. Also, a $2.6 million letter of credit was outstanding at September 30, 2001. The borrowing base availability was

$17.4 million as of September 30, 2001 and is subject to quarterly reductions that commenced on October 31, 2001. The borrowing base was reduced to $40 million on October 31, 2001 and will be reduced by $5 million each quarter thereafter. The Company is currently engaged in a regularly scheduled semi-annual borrowing base redetermination that will be completed during the fourth quarter.

On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. The loan agreement requires 85% of the net cash flow from the property (assuming production levels of 12.5 MMcf/day) to be dedicated to debt service. At September 30, 2001, $714,000 remained outstanding under this loan.

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

         The Company recognized $413,000 in oil and gas revenues during the nine months ended September 30, 2001 as a result of the settlement of costless collars. As of September 30, 2001, the fair value of the open collar contracts was an asset of $1,168,000. During the nine months ended September 30, 2001, the Company recognized $13,000 in other income related to marking-to-market of the collars. The remaining adjustment to the fair value of the collars was recorded in other comprehensive income.

         As of September 30, 2001, the Company had open costless collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for the remainder of 2001 are for gas volume of 6,000 MMBtu per day at weighted average ceiling and floor prices of $8.93 and $4.00, respectively. Additionally, the Company entered into a costless collar contract for the period from July 1, 2001 through December 31, 2001 for 750 barrels of oil per day with a floor price of $26.00 and a ceiling price of $30.90.

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

NOTE 5    EQUITY

Other Comprehensive Income

         The following table presents a recap of the Company's comprehensive income for the nine-month period ended September 30, 2001(in thousands):

Net income                                                         $10,503
Cumulative effect of change in accounting principle, net of taxes       14
Change in fair value of derivative instruments, net of taxes           714
                                                                   -------
Comprehensive income                                               $11,231

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

In April 2001, the Original Owners of American Explorer L.L.C. entered into an agreement with an officer of the Company whereby the Original Owners granted to the officer an option to acquire, at a fixed price, certain of the original shares the Original Owners were issued in the Merger. As the fixed price of the April grant was below the market price as of the date of grant, the Company will recognize non-cash compensation expense over the three-year vesting period of the option. In addition, the Original Owners granted to the officer an interest in a portion of the Common Stock issuable pursuant to the CSIRs, if any, that might be issued. This agreement is similar to agreements previously entered into with two other officers of the Company. Non-cash compensation expense will be recognized for the Common Stock issuable pursuant to the CSIRs granted to the three officers over the three-year vesting period based on the fair value of the Common Stock issuable pursuant to the CSIRs in May 2001, when the Common Stock issuable pursuant to the CSIRs was issued to the Original Owners. The Company has recorded the effects of the transactions as deferred compensation until fully amortized. The Company recorded non-cash compensation expense of $86,000 and $266,000 during the quarter and nine months ended September 30, 2001, respectively, which is included in general and administrative expense.

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

The Company's business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region. At September 30, 2001, the Company operated approximately 95% of all of its proved reserves. For the nine months ended September 30, 2001, approximately 38% of the Company's equivalent production was oil and 62% was natural gas.

RESULTS OF OPERATIONS

The following table (unaudited) sets forth certain operating information with respect to our oil and gas operations for the periods noted:

                               Three Months Ended            Nine Months Ended
                                  September 30,                September 30,
                               -------------------          ------------------
                               2001           2000          2001          2000
                               ----           ----          ----          ----
Production:
  Oil (Bbls)                    235,531        42,274       600,073       110,615
  Gas (Mcf)                   2,830,053     1,044,625     5,875,142     2,704,730
  Total Production (Mcfe)     4,243,239     1,298,269     9,475,580     3,368,420

Sales:
  Total oil sales           $ 6,113,127   $ 1,474,966   $16,073,126   $ 3,301,896
  Total gas sales             9,497,928     4,559,883    26,472,954     9,635,138

Average sales prices:
  Oil (per Bbl)             $     25.95   $     34.89   $     26.79   $     29.85
  Gas (per Mcf)                    3.36          4.37          4.51          3.56
  Per Mcfe                         3.68          4.65          4.49          3.84

Net income totaled $2,508,000 and $3,019,000 for the quarters ended September 30, 2001 and 2000, respectively. Net income totaled $10,503,000 and $4,685,000 for the nine-month periods ended September 30, 2001 and 2000, respectively. The positive results are attributable to the following components:

PRODUCTION. Oil production in 2001 increased 457% and 442% over the third quarter and nine months ended September 30, 2000, respectively. Natural gas production in 2001 increased 171% and 117% over the third quarter and nine months ended September 30, 2000, respectively. On a Mcfe basis, production for the third quarter and nine months ended September 30, 2001 increased 227% and 181%, respectively, over the same periods in 2000. The increase in 2001 production volumes, as compared to 2000, was due primarily to fifteen new offshore wells that were not producing in 2000.

PRICES. Average oil prices per Bbl for the third quarter and nine months ended September 30, 2001 were $25.95 and $26.79, respectively, as compared to $34.89 and $29.85 for the same periods in 2000. Average gas prices per Mcf were $3.36 and $4.51 for the third quarter and nine months ended September 30, 2001, respectively, as compared to $4.37 and $3.56 for the same periods in 2000. Stated on a Mcfe basis, unit prices received during the third quarter and first nine months of 2001 were 21% lower and 17% higher, respectively, than the prices received during the comparable 2000 periods.

REVENUE. Oil and gas sales during the third quarter ended September 30, 2001 increased 159% to $15,611,000, as compared to third quarter 2000 revenues of $6,035,000. For the nine months ended September 30, 2001, oil and gas sales increased 229% to $42,546,000 as compared to 2000 revenues of $12,937,000. The growth in production volumes resulted in significant increases in revenue.

EXPENSES. Lease operating expenses for the third quarter of 2001 increased to $1,984,000 from $540,000 during the third quarter of 2000. For the nine months ended September 30, 2001, lease operating expenses increased to $5,140,000 from $1,837,000 during the nine months ended September 30, 2000. The increases for the third quarter and nine months ended September 30, 2001, as compared to the same periods in 2000 are primarily due to the 227% and 181% increases in production on a Mcfe basis, respectively. On a Mcfe basis, lease operating expenses for the third quarter increased from $0.42 per Mcfe in 2000 to $0.47 in 2001. For the nine months ended September 30, lease operating expenses per Mcfe decreased from $0.55 in 2000 to $0.54 in 2001.

General and administrative expenses during the third quarter of 2001 totaled $1,264,000 as compared to expenses of $652,000 during the 2000 quarter, net of amounts capitalized of $688,000 and $327,000, respectively. General and administrative expenses during the nine-month period ended September 30, 2001 increased to $3,179,000 as compared to expenses of $1,993,000 during the 2000 period, net of amounts capitalized of $1,924,000 and $1,300,000, respectively. The increases in general and administrative expenses are primarily due to an 80% increase in staffing levels related to the generation of prospects, exploration for oil and gas reserves and operation of properties. Additionally, we have recognized $86,000 and $266,000 of non-cash compensation expense during the quarter and nine months ended September 30, 2001, respectively. Subsequent to September 30, 2001, we incurred a one-time, non-cash charge of approximately $400,000 due to the modification of the terms of certain stock option agreements.

Depreciation, depletion and amortization ("DD&A") expense for the three- and nine-month periods ended September 30, 2001 increased 340% and 286%, respectively, from the 2000 periods. The rise in DD&A is primarily due to increased production from bringing new wells on-line since the first quarter of 2000. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the third quarter of 2001 was $1.70 per Mcfe as compared to $1.26 per Mcfe for the same period in 2000. The DD&A rate for the nine months ended September 30, 2001 was $1.63 per Mcfe compared to $1.18 per Mcfe for the same period in 2000. The increase in 2001 as compared to 2000 is due primarily to the significant capital and future development costs related to our offshore projects.

Interest expense, net of amounts capitalized on unevaluated prospects, increased $695,000 and $1,669,000 during the third quarter and nine months ended September 30, 2001, respectively, as compared to same periods in 2000. The increases are the result of an increase in debt levels at the end of 2000 and into 2001 resulting from property acquisitions and a higher capital budget, which has been partially funded by borrowings. We capitalized $215,000 and $63,000 of interest during the three months ended September 30, 2001 and 2000, respectively, and $823,000 and $292,000 during the nine months ended September 30, 2001 and 2000, respectively.

Income tax expense of $1,473,000 and $6,170,000 was recognized during the third quarter and nine months ended September 30, 2001, respectively, as compared to no provision being recorded in the same periods of 2000. The increases are the result of fully reversing the valuation allowance on our deferred tax asset during 2000. We provide for income taxes at a statutory rate of 37%.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our exploration and development activities to date principally through cash flow from operations, bank borrowings, and private placements of Common Stock. Net cash flow from operations before working capital changes during the nine-month period increased from $8,789,000 in 2000 to $33,633,000 in 2001. This increase resulted from better natural gas prices and increased production as the result of successful exploration and development activities. However, working capital (before considering debt) decreased from $(1.9) million at December 31, 2000 to $(4.8) million at September 30, 2001. This was caused primarily by significant capital expenditures related to our active exploration and development during the first nine months of 2001.

On May 11, 2001, PetroQuest Energy, Inc. and our subsidiary PetroQuest Energy, L.L.C., (the "Borrower") amended our existing credit agreement with Hibernia National Bank to increase the existing $50 million revolving credit facility to $100 million, increase the borrowing base from $14.3 million to $36 million, and add lenders to the facility. Outstanding balances on the revolving credit facility bear interest at either the prime rate or the Eurodollar rate plus a margin (based on a sliding scale of 1.375% to 2.125% depending on borrowing base usage). The credit facility matures on June 30, 2004. In addition, the credit facility allows the Borrower to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of PetroQuest Energy, L.L.C. and PetroQuest Energy, Inc.'s corporate guarantee of the indebtedness of the Borrower. The credit facility contains covenants and restrictions common to borrowings of this type, including maintenance of certain financial ratios. We were in compliance with all of its covenants at September 30, 2001.

The borrowing base under this reducing revolving line of credit is based upon the valuation of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by Hibernia National Bank. On July 17, 2001, the borrowing base under the revolving credit facility was increased from $36 million to $50 million. On July 31, 2001, we drew down $7.5 million to pay off the bridge facility with Encap Energy Capital Fund III, L.P. At September 30, 2001, $30 million of the existing credit facility was outstanding. Also, a $2.6 million letter of credit was outstanding at September 30, 2001. The borrowing base availability was $17.4 million as of September 30, 2001 and is subject to quarterly reductions that commenced on October 31, 2001. The borrowing was reduced to $40 million on October 31, 2001 and will be reduced by $5 million each quarter thereafter. We are currently engaged in a regularly scheduled semi-annual borrowing base redetermination that will be completed during the fourth quarter.

On April 21, 1999, we entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of our High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. The loan agreement requires 85% of the net cash flow from the property (assuming production levels of 12.5 MMcf/day) to be dedicated to debt service. At September 30, 2001, $714,000 remains outstanding under this loan.

We have budgeted for capital expenditures for 2001 and have an exploration and development program for the year 2001 which will require significant capital. Our budget for direct capital for new projects in 2001 is approximately $67,300,000 of which approximately $49,444,000 has been incurred as of September 30, 2001. Our management believes the cash flows from operations and additional borrowing capacity will be sufficient in the near term to fund exploration and development activities. In the future, our exploration activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, or joint venture arrangements with industry partners. There can be no assurances that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities.

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

When used in the Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences market risks primarily in two areas: interest rates and commodity prices. The Company believes that its business operations are not exposed to significant market risks relating to foreign currency exchange risk.

The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for the remaining three months of 2001, a 10% decline in the prices the Company receives for its crude oil and natural gas production would have an approximate $1.1 million impact on the Company's revenues.

In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. As of September 30, 2001, the Company had open collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for the remainder of 2001 are for gas volume of 6,000 MMBtu per day at weighted average ceiling and floor prices of $8.93 and $4.00, respectively. Additionally, the Company entered into a costless collar contract for the period from July 1, 2001 to December 31, 2001 for 750 barrels of oil per day with a floor price of $26.00 and ceiling price of $30.90. At September 30, 2001, the Company recognized an asset of $1,168,000 related to these costless collars.

The Company also evaluated the potential effect that reasonably possible near term changes may have on the Company's credit facility. Debt outstanding under the facility is subject to a floating interest rate and represents approximately 98% of the Company's total debt as of September 30, 2001. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of September 30, 2001 and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remaining three months of 2001 is approximately $41,000.

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

                  NONE.

Item 5.        OTHER INFORMATION

                  NONE.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:

                  NONE.

          (b)     Reports on Form 8-K:

                  The Company filed a report on Form 8-K on July 18, 2001 relating to the Company's second quarter results.

                  The Company filed a report on form 8-K on July 30, 2001 relating to the filing of a $100 million universal shelf registration statement with the Securities and Exchange Commission.

                  The Company filed a report on Form 8-K on September 5, 2001 relating to officer appointments.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PETROQUEST ENERGY, INC.

Date:    November 14, 2001                By: /s/ Michael O. Aldridge
       ----------------------                 ---------------------------------
                                              Michael O. Aldridge
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Authorized Officer and Principal
                                              Financial and Accounting Officer)