Form 10-K
period 2001-12-31
PETROQUEST ENERGY INC
filed 2002-03-13
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                                       or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 |X| Yes | | No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $218,988,808 as of March 11, 2002 (based on the last reported sale price of such stock on the Nasdaq National Market System).

      As of March 11, 2002, the registrant had outstanding 37,756,691 shares of Common Stock, par value $.001 per share.

      Document incorporated by reference: Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held on April 30, 2002 which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page No.
                                                                            --------
                                     PART I
Item 1.     Business ......................................................     1

Item 2.     Properties ....................................................    14

Item 3.     Legal Proceedings .............................................    16

Item 4.     Submission of Matters to a Vote of Security Holders ...........    16

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters .......................................................    16

Item 6.     Selected Financial Data .......................................    17

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................    18

Item 7A.    Quantitative and Qualitative Disclosure About Market Risks ....    23

Item 8.     Financial Statements and Supplementary Data ...................    23

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure ......................................    23

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant ............    24

Item 11.    Executive Compensation ........................................    24

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management ....................................................    24

Item 13.    Certain Relationships and Related Transactions ................    24

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K ......................................................    24

            Index to Financial Statements .................................   F-1

      This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-K are forward looking statements. These forward looking statements include, without limitation, statements regarding our estimate of the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions and in projecting future rates of production, timing of development expenditures and drilling of wells and the operating hazards attendant to the oil and gas business. Although we believe that the expectations reflected in these forward looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward looking statements will prove to have been correct.

      When used in this Form 10-K, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussions and Analysis of Financial Condition and Results of Operations," "Risk Factors" and elsewhere in this Form 10-K.

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

      On September 1, 1998, the Company, formerly known as Optima Petroleum Corporation ("Optima"), completed a merger and reorganization (the "Merger") pursuant to a Plan and Agreement of Merger dated February 11, 1998 by and among Optima, Optima Energy (U.S.) Corporation ("Optima (U.S.)"), Goodson Exploration Company ("Goodson"), NAB Financial, L.L.C. ("NAB") and Dexco Energy, Inc. ("Dexco"), pursuant to which Optima (U.S.) merged into PetroQuest Energy, Inc., a newly formed Louisiana corporation ("PetroQuest Louisiana"). Concurrently, PetroQuest Louisiana, through a merger of PetroQuest Louisiana with Goodson, NAB and Dexco, acquired 100% of the ownership interest of American Explorer L.L.C. ("American Explorer"), all which were owned by Goodson, NAB and Dexco prior to the Merger. Concurrent with the Merger, PetroQuest continued from a Canadian corporation to a Delaware corporation, converted each share of Optima no par value common stock into one share of the Company's $.001 par value common stock, changed its name to "PetroQuest Energy, Inc." and adopted a new certificate of incorporation. The operating results of American Explorer have been consolidated in the Company's consolidated statement of operations since September 1, 1998.

      In addition, management of PetroQuest was changed to the management of American Explorer. The Canadian offices were closed and the Company's headquarters were moved to Lafayette, Louisiana. PetroQuest maintains an offshore exploration office in Houston, Texas.

      On December 31, 2000, the Company underwent a corporate reorganization. The Company's subsidiary, PetroQuest Energy, Inc., a Louisiana corporation, was merged into PetroQuest Energy One, L.L.C., a Louisiana limited liability company. In addition, PetroQuest Energy One, L.L.C. changed its name to PetroQuest Energy, L.L.C., a single-member Louisiana limited liability company, and PetroQuest Energy, Inc., a Delaware corporation, continues to be its sole member.

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

EXPLORATION AND DEVELOPMENT

      The Company is engaged in the exploration, development, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region. As of December 31, 2001, the Company's estimated proved reserves totaled 6,213 MBbl of oil and 44,944 MMcf of natural gas, with pre-tax present value discounted at 10% of the estimated future net revenues based on constant prices in effect at year-end ("discounted cash flow") of $88,230,449. Approximately 55% of the Company's reserves are proved developed reserves. The Company operates nine fields representing approximately 95% of the total discounted cash flow attributable to estimated proved reserves.

SIGNIFICANT PROPERTIES

      SHIP SHOAL 72, FEDERAL OUTER CONTINENTAL SHELF WATERS. PetroQuest acquired an 85% working interest in 14,000 acres in the fourth quarter of 2000 and the remaining 15% working interest in this field during 2001. This field has produced in excess of 350 billion cubic feet equivalent to date. During 2001, the Company drilled and completed four wells that produced over 4.9 Bcf net to the Company. The Company had a fifth well in progress at year-end that was completed in February 2002. Additional developmental opportunities and exploration potential in a deeper horizon have been identified and are currently being evaluated for future drilling. Current plans call for nine additional developmental wells and three exploratory wells. Reprocessed 3-D data is currently being reviewed for additional opportunities.

      TURTLE BAYOU FIELD, TERREBONNE PARISH, LA. To date, the Company has participated in the drilling of fifteen wells in the Turtle Bayou Field. As of December 31, 2001, there are four producing wells in the field in which we hold a working interest. Collectively, the four producing wells averaged approximately 26,000 Mcf of natural gas and 570 barrels of oil per day for the month of December 2001. Our working interest varies between 14% and 43% with a weighted average working interest of approximately 34%. PetroQuest acquired a 3-D regional seismic survey shot in 1998, which incorporates the Turtle Bayou Field. As a result of studying this data, six additional prospects with multiple objectives have been identified. The first five wells have been drilled and the Company has completed four of these wells as of December 31, 2001.

      VERMILION BLOCK 376, FEDERAL OUTER CONTINENTAL SHELF WATERS ("FALCON PROSPECT"). The Company and its partners drilled a well on this property in the fourth quarter of 1999 and logged 285 feet of gross hydrocarbon column (136 feet net). An additional well was drilled in the second quarter of 2000 logging 112 feet of gross hydrocarbon pay (74 feet net). PetroQuest is the operator of the project and owns a 43% working interest. During 2000, an approximately 2,500 ton production platform was fabricated and placed in service. The field began production in December 2000 and, during 2001, produced at an average rate of approximately 750 Bbls per day of oil and 2,500 Mcf per day of natural gas, net to the Company.

      EUGENE ISLAND 147, FEDERAL OUTER CONTINENTAL SHELF WATERS. PetroQuest initially had a 25% working interest in this lease and acquired the remaining 75% working interest from a major oil and gas company. A 63.5% working interest was subsequently sold to other oil and gas companies and we currently hold a 36.5% working interest. During 2000, we drilled two successful wells on this offshore block and 2001 production averaged approximately 2,500 Mcfe per day net to PetroQuest. Additional exploration opportunities have been identified and are currently being evaluated for future drilling.

      VALENTINE FIELD, LAFOURCHE PARISH, LA. The Valentine Field has to date produced in excess of one trillion cubic feet of gas equivalent. For the month of December 2001, production averaged 250 Bbls of oil per day and 3,100 Mcf of natural gas per day from six wells. We recently sold our interest in this field for $18.6 million, effective January 1, 2002. At December 31, 2001, our independent reservoir engineering firm attributed 7.3 Bcfe of proved reserves net to our interest in this field.

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

      In view of the many uncertainties affecting the supply and demand for oil, gas and refined petroleum products, the Company is unable to predict future oil and gas prices and demand or the overall effect such prices and demand will have on the Company. For the year ended December 31, 2001, the Company had four customers who accounted for 19%, 19%, 15% and 13% of total revenues, respectively. For the year ended December 31, 2000, the Company had three customers who accounted for 58%, 15% and 11% of total revenues, respectively. For the year ended December 31, 1999, the Company had three customers who accounted for 22%, 12% and 10% of total revenues, respectively. PetroQuest does not believe that the loss of any of the Company's oil or gas purchasers would have a material adverse effect on the Company's operations due to the availability of other purchasers.

FEDERAL REGULATIONS

      SALES AND TRANSPORTATION OF NATURAL GAS. Historically, the transportation and sales for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA") and Federal Energy Regulatory Commission ("FERC") regulations. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated the price for all "first sales" of natural gas. Thus, all sales of gas by the Company may be made at market prices, subject to applicable contract provisions. Sales of natural gas are affected by the availability, terms and cost of pipeline transportation. Since 1985, the FERC has implemented regulations intended to make natural gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

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

      - lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for short-term releases of pipeline capacity of less than one year,

      - permits pipelines to file for authority to charge different maximum cost-based rates for peak and off-peak periods,

      -     encourages, but does not mandate, auctions for pipeline capacity,

      -     requires pipelines to implement imbalance management services,

      - restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders, and

      -     implements a number of new pipeline reporting requirements.

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

      The Outer Continental Shelf Lands Act, which the FERC implements as to transportation and pipeline issues, requires that all pipelines operating on or across the Outer Continental Shelf provide open-access, non-discriminatory service. Historically, the FERC has opted not to impose regulatory requirements under its Outer Continental Shelf Lands Act authority on gatherers and other entities outside the reach of its NGA jurisdiction. However, the FERC in 2000 issued Order No. 639 and 639-A, requiring that virtually all non-proprietary pipeline transporters of natural gas on the Outer Continental Shelf report information on their affiliations, rates and conditions of service. The reporting requirements established by the FERC in Order No. 639 and 639-A may apply, in certain circumstances, to operators of production platforms and other facilities on the Outer Continental Shelf, with respect to gas movements across such facilities. Certain offshore service providers have requested FERC to treat certain information as confidential and not subject to public review. On September 13, 2001, FERC issued an order denying confidential treatment; however, on January 11, 2002, the United States District Court for the District of Columbia granted the motion for summary judgment of the offshore service providers seeking confidential treatment of certain information they are required to report. FERC has indicated that it will appeal. Among the FERC's stated purposes in issuing such rules was the desire to increase transparency in the market, to provide producers and shippers on the Outer Continental Shelf with greater assurance of (a) open-access services on pipelines located on the Outer Continental Shelf and (b) non-discriminatory rates and conditions of service on such pipelines.

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

            SOLID AND HAZARDOUS WASTE. The Company owns or leases numerous properties that have been used for production of oil and gas for many years. Although the Company has utilized operating and disposal practices standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under these properties. In addition, many of these properties have been operated by third parties. The Company had no control over such entities' treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter over time. Under these laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future contamination.

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

EMPLOYEES

      The Company had 53 employees as of December 31, 2001. In addition to the services of its full time employees, the Company utilizes the services of independent contractors to perform certain services. PetroQuest believes that its relationships with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement.

RISK FACTORS

      RISKS RELATED TO OUR BUSINESS, INDUSTRY AND STRATEGY

      Our future success depends upon our ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable.

      As is generally the case in the Gulf Coast Basin, many of our producing properties are characterized by a high initial production rate, followed by a steep decline in production. As a result, we must locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. We must do this even during periods of low oil and natural gas prices when it is difficult to raise the capital necessary to finance our exploration, development and acquisition activities. Without successful exploration, development or acquisition activities, our reserves and revenues will decline rapidly. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have access to necessary financing for these activities.

      We may not be able to maintain our historical rates of growth.

      We may not be able to maintain the rate of growth in our reserves, production and financial results that we have achieved since our management team acquired its equity interest in PetroQuest. Our growth rates have to a certain extent been unusually high because PetroQuest was a very small company, with total reserves of approximately 14 Bcfe as of December 31, 1998. As a result, as we continue to grow, our growth rates may be lower than those achieved in our recent history.

      Oil and natural gas prices are volatile, and a substantial and extended decline in the prices of oil and natural gas would likely have a material adverse effect on us.

      Our revenues, profitability and future growth, and the carrying value of our oil and natural gas properties, depend to a large degree on prevailing oil and natural gas prices. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depend upon oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to a variety of other factors beyond our control. These factors include:

      - relatively minor changes in the supply of and the demand for oil and natural gas;

      -     market uncertainty;

      -     the level of consumer product demand;

      -     weather conditions in the United States;

      -     the condition of the United States economy;

      -     the action of the Organization of Petroleum Exporting Countries;

      - domestic and foreign governmental regulation, including price controls adopted by the Federal Energy Regulatory Commission;

      -     political instability in the Middle East and elsewhere;

      -     the foreign supply of oil and natural gas;

      -     the price of foreign imports; and

      -     the availability of alternate fuel sources.

      At various times, excess domestic and imported supplies have depressed oil and natural gas prices. We cannot predict future oil and natural gas prices and prices may decline. Declines in oil and natural gas prices may adversely affect our financial condition, liquidity and results of operations. Lower prices may also reduce the amount of oil and natural gas that we can produce economically and require us to record ceiling test write-downs when prices decline. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices. Our sales are not made pursuant to long-term fixed price contracts.

      To attempt to reduce our price risk, we periodically enter into hedging transactions with respect to a portion of our expected future production. We cannot assure you that such transactions will reduce the risk or minimize the effect of any decline in oil or natural gas prices. Any substantial or extended decline in the prices of or demand for oil or natural gas would have a material adverse effect on our financial condition and results of operations.

      You should not place undue reliance on reserve information because reserve information represents estimates.

      This document contains estimates of oil and natural gas reserves, and the future net cash flows attributable to those reserves, prepared by Ryder Scott Company, L.P., our independent petroleum and geological engineers. There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of Ryder Scott. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of:

      -     the available data;

      -     assumptions regarding future oil and natural gas prices;

      - estimated expenditures for future development and exploitation activities; and

      -     engineering and geological interpretation and judgment.

      Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and oil and natural gas prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and the value of cash flows from those reserves may vary significantly from the assumptions and estimates in this document. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. In calculating reserves on a Mcfe basis, oil was converted to natural gas equivalent at the ratio of six Mcf of natural gas to one Bbl of oil. While this ratio approximates the energy equivalency of natural gas to oil on a Btu basis, it may not represent the relative prices received by us from the sale of our oil and natural gas production.

      Over 40% of our estimated proved reserves are undeveloped. Estimates of undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated.

      You should not assume that the present value of future net revenues referred to in this document and the information incorporated by reference is the current market value of our estimated oil and natural gas reserves. In accordance with Securities and Exchange Commission requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by natural gas purchasers or in governmental regulations or taxation may also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the Securities and Exchange Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with our operations or the oil and natural gas industry in general will affect the accuracy of the 10% discount factor.

      Lower oil and natural gas prices may cause us to record ceiling test write-downs.

      We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling test write-down." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves.

      Factors beyond our control affect our ability to market oil and natural gas.

      The availability of markets and the volatility of product prices are beyond our control and represent a significant risk. The marketability of our production depends upon the availability and capacity of natural gas gathering systems, pipelines and processing facilities. The unavailability or lack of capacity of these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Our ability to market oil and natural gas also depends on other factors beyond our control. These factors include:

      -     the level of domestic production and imports of oil and natural gas;

      -     the proximity of natural gas production to natural gas pipelines;

      -     the availability of pipeline capacity;

      -     the demand for oil and natural gas by utilities and other end users;

      -     the availability of alternate fuel sources;

      -     the effect of inclement weather;

      -     state and federal regulation of oil and natural gas marketing; and

      - federal regulation of natural gas sold or transported in interstate commerce.

      If these factors were to change dramatically, our ability to market oil and natural gas or obtain favorable prices for our oil and natural gas could be adversely affected.

      We face strong competition from larger oil and natural gas companies that may negatively affect our ability to carry on operations.

      We operate in the highly competitive areas of oil and natural gas exploration, development and production. Factors that affect our ability to compete successfully in the marketplace include:

      -     the availability of funds and information relating to a property;

      - the standards established by us for the minimum projected return on investment; and

      -     the intermediate transportation of natural gas.

      Our competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines and national and local natural gas gatherers, many of which possess greater financial and other resources than we do.

      RISKS RELATING TO FINANCING OUR BUSINESS

      We may not be able to obtain adequate financing to execute our operating strategy.

      We have historically addressed our long-term liquidity needs through the use of credit facilities, the issuance of equity securities and the use of cash provided by operating activities. We continue to examine the following alternative sources of long-term capital:

      -     borrowings from banks or other lenders;

      -     the issuance of debt securities;

      - the sale of common stock, preferred stock or other equity securities;

      -     joint venture financing; and

      -     production payments.

      The availability of these sources of capital will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, oil and natural gas prices and our market value and operating performance. We may be unable to execute our operating strategy if we cannot obtain capital from these sources.

      We may not be able to fund our planned capital expenditures.

      We spend and will continue to spend a substantial amount of capital for the development, exploration, acquisition and production of oil and natural gas reserves. If low oil and natural gas prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to complete our drilling program. We may be forced to raise additional debt or equity proceeds to fund such expenditures. We cannot assure you that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

      Leverage may materially affect our operations.

      We presently have and may incur from time to time debt under our bank credit facility. The borrowing base limitation on our bank credit facility is periodically redetermined and upon such redetermination, we could be forced to repay a portion of our bank debt. We may not have sufficient funds to make such repayments.

      Our level of debt affects our operations in several important ways, including the following:

      - a portion of our cash flow from operations is used to pay interest on borrowings;

      - the covenants contained in the agreements governing our debt limit our ability to borrow additional funds or to dispose of assets;

      - the covenants contained in the agreements governing our debt may affect our flexibility in planning for, and reacting to, changes in business conditions;

      - a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;

      - our leveraged financial position may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures;

      - any debt that we incur under our credit facilities will be at variable rates, which could make us vulnerable to increases in interest rates; and

      - a high level of debt will affect our flexibility in planning for or reacting to changes in market conditions.

      In addition, we may significantly alter our capitalization in order to make future acquisitions or develop our properties. These changes in capitalization may significantly increase our level of debt. A higher level of debt increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control.

      If we are unable to repay our debt at maturity out of cash on hand, we could attempt to refinance such debt, or repay such debt with the proceeds of an equity offering. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt or that future borrowings or equity financing will be available to pay or refinance such debt. The terms of our bank credit facility may also prohibit us from taking such actions. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions and our market value and operating performance at the time of such offering or other financing. We cannot assure you that any such offering or refinancing can be successfully completed.

      RISKS RELATING TO OUR ONGOING OPERATIONS

      The loss of key personnel could adversely affect our ability to operate.

      Our operations are dependent upon a relatively small group of key management and technical personnel. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on our operations.

      Operating hazards may adversely affect our ability to conduct business.

      Our operations are subject to risks inherent in the oil and natural gas industry, such as:

      - unexpected drilling conditions including blowouts, cratering and explosions;

      -     uncontrollable flows of oil, natural gas or well fluids;

      -     equipment failures, fires or accidents;

      -     pollution and other environmental risks; and

      - shortages in experienced labor or shortages or delays in the delivery of equipment.

These risks could result in substantial losses to us from injury and loss of life, damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Our offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions and more extensive governmental regulation. These regulations may, in certain circumstances, impose strict liability for pollution damage or result in the interruption or termination of operations.

      Losses and liabilities from uninsured or underinsured drilling and operating activities could have a material adverse effect on our financial condition and operations.

      We maintain several types of insurance to cover our operations, including maritime employer's liability and comprehensive general liability. Amounts over base coverages are provided by primary and excess umbrella liability policies with maximum limits of $50 million. We also maintain operator's extra expense coverage, which covers the control of drilled or producing wells as well as redrilling expenses and pollution coverage for wells out of control.

      We may not be able to maintain adequate insurance in the future at rates we consider reasonable, or we could experience losses that are not insured or that exceed the maximum limits under our insurance policies. If a significant event that is not fully insured or indemnified occurs, it could materially and adversely affect our financial condition and results of operations.

      Compliance with environmental and other government regulations is costly and could negatively impact production.

      Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

      -     require the acquisition of permits before drilling commences;

      - restrict the types, quantities and concentration of various substances that can be released into the environment from drilling and production activities;

      - limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;

      - require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells; and

      - impose substantial liabilities for pollution resulting from our operations.

      The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulations could have a significant impact on our operating costs, as well as on the oil and natural gas industry in general.

      Our operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could also be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred which could have a material adverse effect on our financial condition and results of operations. We maintain insurance coverage for our operations, including limited coverage for sudden and accidental environmental damages, but this insurance may not extend to the full potential liability that could be caused by sudden and accidental environmental damages and further may not cover environmental damages that occur over time. Accordingly, we may be subject to liability or may lose the ability to continue exploration or production activities upon substantial portions of our properties if certain environmental damages occur.

      The Oil Pollution Act of 1990 imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act, could have a material adverse impact on us.

      Ownership of working interests in certain of our properties by certain of our officers and directors may create conflicts of interest.

      Certain of our executive officers and directors, and their respective affiliates, are working interest owners in our Turtle Bayou Field. These interests were acquired by these officers and directors and their respective affiliates prior to the acquisition of their equity interests in PetroQuest in 1998. In their capacity as working interest owners, they are required to pay their proportionate share of all costs and are entitled to receive their proportionate share of revenues in the normal course of business. A conflict of interest may exist between us and such officers and directors with respect to the drilling of additional wells or other development operations with respect to this property.

      RISKS RELATING TO OUR COMMON STOCK OUTSTANDING

      Our management controls a significant percentage of our outstanding common stock and their interests may conflict with those of our stockholders.

      Our directors and executive officers and their affiliates beneficially own about 29% of our outstanding common stock at March 1, 2002. If these persons were to act in concert, they would, as a practical matter, be able to effectively control our affairs. This concentration of ownership could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquiror from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of our common stock.

      Our stock price could be volatile, which could cause you to lose part or all of your investment.

      The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy companies, has been and may be highly volatile. Factors such as announcements concerning changes in prices of oil and natural gas, the success of our exploration and development drilling program, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.

      From time to time, there has been limited trading volume in our common stock. In addition, there can be no assurance that there will continue to be a trading market or that any securities research analysts will continue to provide research coverage with respect to our common stock. It is possible that such factors will adversely affect the market for our common stock.

      Provisions in our corporate documents could delay or prevent a change in control of our company, even if that change would be beneficial to our stockholders.

      Certain provisions of our certificate of incorporation and bylaws may delay, discourage, prevent or render more difficult an attempt to obtain control of our company, whether through a tender offer, business combination, proxy contest or otherwise. These provisions include:

      -     the charter authorization of "blank check" preferred stock;

      - provisions that directors may be removed only for cause, and then only on approval of holders of a majority of the outstanding voting stock; and

      - a restriction on the ability of stockholders to take actions by written consent.

ITEM 2. PROPERTIES

      For a description of the Company's exploration and development activities and its significant properties, see Item 1. Business-Exploration and Development and - Significant Properties.

OIL AND GAS RESERVES

      The following table sets forth certain information about the estimated proved reserves of the Company as of December 31, 2001.


                                                   Oil (Mbbls)       Gas (MMcfs)
                                                   -----------       -----------
Proved developed:                                        3,104            26,847

Proved undeveloped:                                      3,109            18,097

Total proved:                                            6,213            44,944

Estimated pre-tax future net cash flows       $116,035,936

Discounted pre-tax future net cash flows      $ 88,230,449

Standardized measure of discounted future     $ 75,046,568
  net cash flows

      Ryder Scott Company prepared the estimates of proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31, 2001. Reserves were estimated using oil and gas prices and production and development costs in effect at December 31, 2001 without escalation, and were prepared in accordance with Securities and Exchange Commission regulations regarding disclosure of oil and gas reserve information. The product prices used in developing the above estimates averaged $18.49 per Bbl of oil and $2.65 per MMBtu of gas. Because of the high Btu content of the Company's Gulf Coast gas, this equates to an average price realized of approximately $2.69 per Mcf.

      The Company has not filed any reports with other federal agencies which contain an estimate of total proved net oil and gas reserves.

OIL AND GAS DRILLING ACTIVITY

      The following table sets forth the wells drilled and completed by the Company during the periods indicated. All such wells were drilled in the continental United States:

                                    2001              2000              1999
                                    ----              ----              ----
                               Gross    Net      Gross    Net      Gross   Net
                               -----    ---      -----    ---      -----   ---
Exploration:
  Productive                      1     0.41        3     1.32        4     1.33
  Non-productive                  2     0.68        1     0.40        1     0.05
                               ----     ----     ----     ----     ----     ----
  Total                           3     1.09        4     1.72        5     1.38
                               ====     ====     ====     ====     ====     ====

Development:
  Productive                      9     5.78        3     1.23        1     0.41
  Non-productive                  1     0.54        1     0.40       --       --
                               ----     ----     ----     ----     ----     ----
  Total                          10     6.32        4     1.63        1     0.41
                               ====     ====     ====     ====     ====     ====

      The Company owned working interests in 57 gross (35.6 net) producing oil and gas wells at December 31, 2001. At December 31, 2001, the Company had one well in progress.

LEASEHOLD ACREAGE

      The following table shows the approximate developed and undeveloped (gross and net) leasehold acreage of the Company as of December 31, 2001:

                                                 Leasehold Acreage
                                                 -----------------
                                        Developed                 Undeveloped
                                        ---------                 -----------
                                   Gross        Net          Gross        Net
                                   -----        ---          -----        ---
Mississippi (onshore)                 721          450        8,110        5,190
Louisiana (onshore)                 7,566        4,190       16,361       11,127
Texas (offshore)                    1,440          636           --           --
Federal Waters                     40,970       22,078       61,561       32,969
                                   ------       ------       ------       ------
Total                              50,697       27,354       86,032       49,286

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

      PetroQuest Energy, Inc. f/k/a Optima Energy (U.S.) Corp. v. The Meridian Resource & Exploration Company f/k/a Texas Meridian Resources Exploration, Inc., bearing Civil Action No. 99-2394 of the United States District Court for the Western District of Louisiana was filed on February 24, 2000. The Company asserts a claim for damages against Meridian resulting from Meridian's activities as operator of the Southwest Holmwood property, Calcasieu Parish, Louisiana. Meridian's activities as operator resulted in a final judgment of the United States District Court for the Western District of Louisiana ordering cancellation of the Company's rights to a productive oil and gas lease and the associated joint exploration agreement , forfeiture to two producing wells on the lease and substantial damages against Meridian causing the Company the loss of its investment and profits.

      The Meridian Resource & Exploration Company v. PetroQuest Energy, Inc., bearing Docket No. 996192A of the 15th Judicial District Court in and for the Parish of Lafayette, Louisiana was filed on December 17, 1999. Meridian asserts that the Company is responsible as an investor under its participation agreement with Meridian for $530,004 of the losses, costs, expense and liability of Meridian resulting from the final judgment that was rendered in favor of Amoco and against Meridian in legal proceedings relative to the Southwest Holmwood Field, Calcasieu Parish, Louisiana in the matter "Amoco Production Company v. Texas Meridian Resource & Exploration Company," bearing Civil Action No. 96-1639 in the United States District Court for the Western District of Louisiana (Civil Action No. 98-30724 in the United States Court of Appeals for the Fifth Circuit). Although the Company accrued $555,000 when the district court decision was rendered against Meridian in December 1997, the Company denies liability to Meridian for losses sustained by Meridian as operator as a result of the Amoco litigation and is vigorously defending the lawsuit. Meridian initially withheld $737,620 from production revenues due the Company from other properties. On January 9, 2002 Meridian released to the Company $211,476 of the withheld revenues. The Company is pursuing recovery of the balance of the withheld revenues from Meridian as discussed in PetroQuest Energy, Inc. f/k/a Optima Energy (U.S.) Corp. v. The Meridian Resource & Exploration Company f/k/a Texas Meridian Resources Exploration, Inc.

      PetroQuest Energy, Inc. and PetroQuest Energy One, L.L.C. v. Schlumberger Technology Corporation, et al, bearing Civil Action No. 00-2823 of the United States District Court, Western District of Louisiana was filed on December 29, 2000. This matter is a lawsuit filed by the Company's subsidiaries, PetroQuest Energy, Inc., a Louisiana corporation, and PetroQuest Energy One, L.L.C. (now PetroQuest Energy, L.L.C.) seeking to recover cost overruns in the amount of approximately $2,850,000 which were incurred in the completion of theOCSG-15243 #2 Well located at Eugene Island Block 147. The Company asserts that cost overruns were incurred due to the negligence of Schlumberger Technology Corporation. On May 17, 2001, Schlumberger Technology Corporation filed a counter-claim for $437,200, plus interest, attorney's fees and costs for goods and services allegedly provided in connection with the OCSG-15243 #2 Well.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

      The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "PQUE". On January 19, 2001, the Company voluntarily delisted its Common Stock from the Toronto Stock Exchange ("TSE") where it formally traded under the symbol "PQU." The Company delisted its stock from the TSE because it no longer had Canadian operations and substantially all of its trading volume was on The Nasdaq Stock Market. The following table lists high and low sales prices per share for the periods indicated:

                                   Nasdaq Stock Market    Toronto Stock Exchange
                                   -------------------    ----------------------
  Quarter Ended                     High        Low        High           Low
  -------------                     ----        ---        ----           ---
                                   (U.S.$)     (U.S.$)    (CDN $)        (CDN $)
2000
  1st Quarter                       2.25        1.38       3.00           2.10
  2nd Quarter                       3.00        1.38       4.50           2.05
  3rd Quarter                       4.38        2.13       6.75           2.50
  4th Quarter                       4.94        2.81       6.80           4.00

2001
  1st Quarter                       5.63        3.69       6.50           5.05
  2nd Quarter                       8.99        4.00        N/A            N/A
  3rd Quarter                       7.34        3.95        N/A            N/A
  4th Quarter                       7.35        4.66        N/A            N/A

      As of February 15, 2002, there were approximately 595 common stockholders of record.

      The Company has not paid dividends on the Common Stock and intends to retain its cash flow from operations for the future operation and development of its business. In addition, the Company's credit facility with Hibernia National Bank, Royal Bank of Canada and Union Bank of California, N.A. restricts the declaration or payment of any dividends or distributions without prior written consent of Hibernia National Bank and either Royal Bank of Canada or Union Bank of California N.A.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 2001 have been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.

                                             Years Ended December 31,
                                             ------------------------
                                 2001       2000      1999        1998        1997
                                 ----       ----      ----        ----        ----
                                         (in thousands except share data)
Revenues                       $ 55,281   $22,561   $  8,607    $  3,377    $  4,145
Net Income (Loss)                11,645     9,924       (310)    (16,240)     (2,914)
Net Income (Loss) per share:
  Basic                            0.37      0.37      (0.01)      (1.20)      (0.26)
  Diluted                          0.34      0.35      (0.01)      (1.20)      (0.26)
Oil and Gas Properties, net     101,029    56,344     21,490      17,423      12,862
Total Assets                    114,639    83,072     29,901      20,066      20,163
Long-term Debt                   33,000     6,804      2,927       1,300         100
Stockholders' Equity             54,215    41,456     18,105      13,336      18,740

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      PetroQuest is an independent oil and gas company engaged in the exploration, development, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region. We have been active in this area since 1986, which gives us extensive geophysical, technical and operational expertise in this area. Our business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region.

MERGER OF OPTIMA ENERGY (U.S.) CORPORATION

      On September 1, 1998, the Company, formerly known as Optima Petroleum Corporation, completed a merger and reorganization (the "Merger") pursuant to a Plan and Agreement of Merger dated February 11, 1998 by and among Optima, Optima Energy (U.S.) Corporation ("Optima (U.S.)"), Goodson Exploration Company ("Goodson"), NAB Financial, L.L.C. ("NAB") and Dexco Energy, Inc. ("Dexco"), pursuant to which Optima (U.S.) merged into PetroQuest Energy, Inc., a newly formed Louisiana corporation ("PetroQuest Louisiana"). Concurrently, PetroQuest Louisiana, through a merger of PetroQuest Louisiana with Goodson, NAB and Dexco, acquired 100% of the ownership interest of American Explorer L.L.C. ("American Explorer"), all which were owned by Goodson, NAB and Dexco prior to the Merger.

      Pursuant to the Merger, the Company issued to the original owners of American Explorer and their respective affiliates, certain of whom currently serve as officers and directors of the Company, 7,335,001 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), and 1,667,001 Contingent Stock Issue Rights (the "CSIRs"). The CSIRs entitle the holders to receive an additional 1,667,001 shares of Common Stock at such time within three years of the anniversary date of the issuance of the CSIRs as the trading price for the Common Stock closes at $5.00 or higher for 20 consecutive trading dates. On May 3, 2001 the Common Stock closed higher than $5.00 for the twentieth consecutive trading day, and 1,667,001 shares of Common Stock were issued under the terms of the CSIRs.

      On December 31, 2000, we underwent a subsequent corporate reorganization. Our subsidiary, PetroQuest Energy, Inc., a Louisiana corporation, was merged into PetroQuest Energy One, L.L.C., a Louisiana limited liability company. In addition, PetroQuest Energy One, L.L.C. changed its name to PetroQuest Energy, L.L.C., a single-member Louisiana limited liability company, and PetroQuest Energy, Inc., a Delaware corporation, continues to be its sole member.

NEW ACCOUNTING STANDARDS

      On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, as amended (SFAS 133) pertaining to the accounting for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. If the conditions specified in SFAS 133 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. At January 1, 2001, we recognized a liability of $609,295 related to costless collars; the cumulative catch-up adjustment is recorded as a charge to other comprehensive income. These collars were designated as cash flow hedges.

      We recognized $1,630,000 in oil and gas revenues during the year ended December 31, 2001 as a result of the settlement of costless collars. We had no open commodity hedging contracts at December 31, 2001.

      During the fourth quarter, we entered into three $5 million interest rate swaps covering our floating rate debt. The swaps which are for one, two and three year periods have fixed interest rates of 2.78%, 2.78%-4.56% and 3.05%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through other income in our income statement. As of December 31, 2001, the fair value of open interest rate swaps was a liability of $61,000.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. The Company expects to adopt this standard effective January 1, 2003. We have not completed an evaluation of the impact of this new standard.

CRITICAL ACCOUNTING POLICIES

Full cost method

      We use the full cost method of accounting, which involves capitalizing all acquisition, exploration and development costs. Once incurred, costs are recorded in the full cost pool or in unevaluated properties. Unevaluated property costs are not subject to depletion. We review our unevaluated costs on an ongoing basis, and we expect for such costs to be evaluated in one to three years and transferred to the full cost pool at that time.

      We calculate depletion using the units-of-production method. Under this method, the full cost pool and all estimated future development costs are divided by the total amount of proved reserves. This rate is applied to our total production for the period, and the appropriate expense is recorded.

      We capitalize a portion of the interest costs incurred on our debt. Capitalized interest is calculated using the amount of our unevaluated property and our effective borrowing rate. We also capitalize the portion of general and administrative costs that are attributable to our acquisition, exploration and development activities.

      To the extent that total capitalized oil and gas property costs (net of accumulated depreciation, depletion and amortization) exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. We could be required to write-down our oil and gas properties if there is a decline in oil and natural gas prices, or downward adjustments are made to our proved reserves.

Reserves

      Oil and gas reserve estimates are prepared by our independent petroleum and geological engineers. Proved reserves, and the cash flows related to these reserves, are estimated based on a combination of historical data and estimates of future activity. Reserve estimates are used in calculating depletion and in preparation of the full cost ceiling test.

Derivative Instruments

      We follow SFAS 133 accounting for derivative instruments. The accounting standard requires that we record our derivatives at fair market value as of the balance sheet date. The calculations of fair value are estimates of the derivatives future values based on current factors.

For a more complete discussion of our accounting policies see our Notes to Consolidated Financial Statements on page F-7.

RESULTS OF OPERATIONS

      The following table sets forth certain operating information with respect to our oil and gas operations for the years ended December 31, 2001, 2000 and 1999:

                                                Year Ended December 31,
                                                -----------------------
                                          2001            2000            1999
                                          ----            ----            ----
Production:
  Oil (Bbls)                              791,405         160,631        104,761
  Gas (Mcf)                             9,025,240       3,984,461      2,830,803
  Total Production (Mcfe)              13,773,670       4,948,246      3,459,369

Sales:
  Total oil sales                     $20,171,659     $ 4,809,382     $1,933,192
  Total gas sales                      34,794,876      17,457,307      6,583,026

Average sales prices:
  Oil (per Bbl)                       $     25.49     $     29.94     $    18.45
  Gas (per Mcf)                              3.86            4.38           2.33
  Per Mcfe                                   3.99            4.50           2.46

The above sales include income related to gas collars of $1,247,000 and oil collars of $384,000 for the year ended December 31, 2001. We were not hedged during 2000 and 1999.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND
2000

      Net income totaled $ 11,645,000 and $9,924,000 for the years ended December 31, 2001 and 2000, respectively. The positive results are attributable to the following components:

Production

      Oil production in 2001 increased 393% over the year ended December 31, 2000. Natural gas production in 2001 increased 127% over the year ended December 31, 2000. On a Mcfe basis, production for the year ended December 31, 2001 increased 178% over the same period in 2000. The increase in 2001 production volumes, as compared to 2000, was due to our successful drilling program, which had a 77% success rate completing 10 of 13 wells drilled in 2001.

Prices

      Average oil prices per Bbl during 2001 were $25.49 as compared to $29.94 for the same period in 2000. Average gas prices per Mcf were $3.86 during 2001 as compared to $4.38 for the same period in 2000. Stated on a Mcfe basis, unit prices received during 2001 were 11% lower than the prices received during 2000.

Revenue

      Oil and gas sales during 2001 increased 147% to $54,967,000 as compared to 2000 revenues of $22,267,000. The significant growth in production volumes partially offset by reduced commodity prices resulted in significant increases in revenue.

Expenses

      Lease operating expenses for 2001 increased to $7,172,000 from $2,831,000 during 2000. The increase during 2001 is primarily due to the 178% increase in production on a Mcfe basis. On a Mcfe basis, lease operating expenses decreased from $0.57 per Mcfe in 2000 to $0.52 in 2001.

      General and administrative expenses during 2001 totaled $4,752,000 as compared to expenses of $3,248,000 during 2000, net of amounts capitalized of $2,651,000 and $2,084,000, respectively. The increases in general and administrative expenses are primarily due to an 33% increase in staffing levels related to the generation of prospects, exploration for oil and gas reserves and operation of properties. Additionally, we have recognized $765,000 of non-cash compensation expense during 2001. As a result of extending the life of two directors' options, we recognized $413,000 of non-cash compensation expense during the fourth quarter. We also recognized $352,000 of non-cash compensation expense related to the amortization of unearned deferred compensation.

      Depreciation, depletion and amortization ("DD&A") expense for 2001 increased 265% to $23,094,000 as compared to $6,386,000 in 2000. The rise in DD&A is primarily due to increased production from bringing new wells on-line since the first quarter of 2000. On a Mcfe basis, which reflects the changes in production, the DD&A rate for 2001 was $1.68 per Mcfe as compared to $1.29 per Mcfe for 2000. The increase in 2001 as compared to 2000 is due primarily to the significant capital and future development costs related to our offshore projects.

      Interest expense, net of amounts capitalized on unevaluated prospects, increased $2,033,000 during 2001 as compared to 2000. The increase is the result of an increase in debt levels during 2001 resulting from property acquisitions and a higher capital budget, which has been partially funded by borrowings. We capitalized $1,001,000 and $439,000 of interest during 2001 and 2000, respectively.

      Income tax expense of $5,411,000 was recognized during 2001 as compared to an $850,000 benefit being recorded during 2000. The increase is the result of fully reversing the valuation allowance on our deferred tax asset during 2000. We provide for income taxes at a statutory rate of 37% adjusted for permanent differences expected to be realized, primarily statutory depletion.

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

Prices

      Average oil and natural gas prices realized were $29.94 and $4.38 for the year ended December 31, 2000, as compared to $18.45 and $2.33 for the same period ended 1999. This represents price increases of 62% for oil, 88% for natural gas and 83% on an Mcfe basis.

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

General and Administrative Expenses

      Expensed general and administrative costs increased from $1,625,000 in 1999 to $3,248,000 in 2000. In 2000 and 1999, $2,084,000 and $1,361,000 of
general and administrative costs were capitalized as related directly to the acquisition, exploration and development efforts of our resources. Total general and administrative costs increased in 2000 due to an increase of 79% in staffing levels related to the generation of prospects, exploration for oil and gas reserves and operation of properties.

Interest Expense

      Interest expense increased from $0 in 1999 to $78,000 in 2000, net of amounts capitalized, as a result of interest incurred on producing properties. We capitalized interest of $434,000 in 1999, as compared to $439,169 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our exploration and development activities to date principally through cash flow from operations, bank borrowings, and private and public offerings of Common Stock. Net cash flow from operations before working capital changes during the year increased from $15,927,000 in 2000 to $42,317,000 in 2001. This increase resulted from increased production as the result of successful exploration and development activities. However, working capital (before considering debt) decreased from $(1.9) million at December 31, 2000 to $(10.4) million at December 31, 2001. This was caused primarily by capital expenditures related to our active exploration and development program during 2001. The proceeds from our recent underwritten public offering and the sale of the Valentine Field discussed below have eliminated our working capital deficit (before considering debt) of approximately $10.4 million at December 31, 2001, and significantly reduced the balance due on our credit facility.

      During February and March 2002, we completed the offering of 5,193,600 shares of our common stock. The shares were sold to the public for $4.40 per share. After underwriting discounts, we realized proceeds of approximately $21.9 million.

      On March 1, 2002, we closed the sale of our interest in Valentine Field for $18.6 million. The transaction had an effective date of January 1, 2002. At December 31, 2001, our independent reservoir engineering firm attributed 7.3 Bcfe of proved reserves net to our interest in this field. Consistent with the full cost method of accounting, we will not recognize any gain or loss as a result of this sale.

      PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $100 million revolving credit facility with Hibernia National Bank, Royal Bank of Canada and Union Bank of California, N.A. which permits us to borrow amounts from time to time based on our available borrowing base as determined in the credit facility. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under this credit facility is based upon the valuation on March 31 and September 30 of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. We or the lenders may also request additional borrowing base redeterminations. On March 1, 2002, the borrowing base under the credit facility was adjusted to $28 million and is subject to quarterly reductions of $3 million commencing on April 30, 2002.

      Outstanding balances on the revolving credit facility bear interest at either the prime rate (plus 0.375% per year whenever the borrowing base usage under the credit facility is greater than or equal to 90%) or the Eurodollar rate plus a margin (based on a sliding scale of 1.625% to 2.375% depending on borrowing base usage). The credit facility also allows us to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum. At March 7, 2002, we had $5 million of borrowings and a $2.6 million letter of credit issued pursuant to the credit facility.

      The credit facility contains covenants and restrictions common to borrowings of this type, including maintenance of certain financial ratios. We were in compliance with all of our covenants at March 7, 2002. The credit facility matures on June 30, 2004.

     As of December 31, 2001, $19 million of the outstanding balance under the credit facility was classified as long term debt reflecting the remaining borrowing base that would be available at December 31, 2002. Based upon this determination, the remaining balance outstanding under the credit facility at December 31, 2001 of $14 million was classified as debt subsequently refinanced as a result of the public offering in February and March of 2002.

      We have an exploration and development program budget for the year 2002 which will require significant capital. Our budget for direct capital for new projects in 2002 is approximately $40-$45 million. Our management believes the cash flows from operations, available borrowing capacity under our credit facility, proceeds from the underwritten public offering and sale of the Valentine Field will be sufficient to fund planned 2002 exploration and development activities. In the future, our exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, or joint venture arrangements with industry partners. There can be no assurances that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      The Company experiences market risks primarily in two areas: interest rates and commodity prices. The Company believes that its business operations are not exposed to significant market risks relating to foreign currency exchange risk.

      The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for 2002, a 10% decline in the estimated average 2002 prices the Company receives for its crude oil and natural gas production would have an approximate $4.7 million impact on the Company's revenues.

      In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. The Company had no open commodity hedging contracts as of December 31, 2001.

      During the fourth quarter, we entered into three interest rate swaps covering $5 million of our floating rate debt. The swaps which are for one, two and three year periods have fixed interest rates of 2.78%, 2.78%-4.56% and 3.05%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through other income in our income statement.

      The Company also evaluated the potential effect that reasonably possible near term changes may have on the Company's credit facility. Debt outstanding under the facility is subject to a floating interest rate and represents approximately 99% of the Company's total debt as of December 31, 2001. Based upon an analysis utilizing the actual interest rate in effect and balances outstanding as of December 31, 2001 and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for 2002 is approximately $157,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information concerning this Item begins on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEMS 10, 11, 12 & 13

      For information concerning Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions, see the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held April 30, 2002, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

      The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon are included on pages F-1 through F-17 of this Form 10-K.

            Report of Independent Public Accountants
            Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the three years ended
              December 31, 2001
            Consolidated Statements of Stockholder's Equity for the three years ended December 31, 2001
            Consolidated Statements of Cash Flows for the three years ended
              December 31, 2001
            Notes to Consolidated Financial Statements

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

            3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to Form 8-K dated September 16, 1998)

            3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 4.2 to Form 8-K dated September 16, 1998).

            3.3 Certificate of Domestication of Optima Petroleum Corporation (incorporated herein by reference to 4.4 to Form 8-K dated September 16, 1998).

            3.4 Certificate of Designations, Preferences, Limitations And Relative Rights of The Series a Junior Participating Preferred Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit A of the Rights Agreement attached as Exhibit 1 to Form 8-A filed July 27, 2001).

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

            4.2 Form of Certificate of Contingent Stock Issue Right (incorporated herein by reference to Exhibit 4.3 to Form 8-K dated September 16, 1998).

            4.3 Form of Warrant to Purchase Shares of Common Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-K dated August 9, 1999)

            4.4 Form of Placement Agent Warrant to Purchase Shares of Common Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.2 to Form 8-K dated August 9, 1999)

            4.5 Rights Agreement dated as of November 7, 2001 between PetroQuest Energy, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including exhibits thereto (incorporated herein by reference to Exhibit 1 to Form 8-A filed July 27, 2001).

            4.6 Form of Rights Certificate (incorporated herein by reference to Exhibit C of the Rights Agreement attached as Exhibit 1 to Form 8-A filed July 27, 2001).

            10.1 PetroQuest Energy, Inc. 1998 Incentive Plan, as amended and restated effective December 1, 2000 (incorporated herein by reference to Appendix A to Proxy Statement on Schedule 14A filed April 20, 2001).

            10.2 Amended and Restated Credit Agreement dated as of May 11, 2001, by and among PetroQuest Energy, L.L.C., a Louisiana limited liability company, PetroQuest Energy, Inc., a Delaware corporation, and Hibernia National Bank, and the Financial Institutions named therein as Lenders, and Hibernia National Bank as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed May 15, 2001).

            10.3 Revolving Note dated May 11, 2001 in the principal amount of $50,000,000.00 payable to Hibernia National Bank (incorporated herein by reference to Exhibit 10.4 to Form 10-Q filed May 15, 2001).

            10.4 Revolving Note dated May 11, 2001 in the principal amount of $25,000,000.00 payable to Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.5 to Form 10-Q filed May 15, 2001).

            10.5 Revolving Note dated May 11, 2001 in the principal amount of $25,000,000.00 payable to Royal Bank of Canada (incorporated herein by reference to Exhibit 10.6 to Form 10-Q filed May 15, 2001).

            10.6 Commercial Guaranty made as of May 11, 2001, by PetroQuest Energy, Inc., a Delaware corporation, in favor of Hibernia National Bank (incorporated herein by reference to Exhibit
                   10.7 to Form 10-Q filed May 15, 2001).

            10.7 Subordination Agreement effective as of May 11, 2001, by and among Hibernia National Bank, EnCap Energy Capital Fund III, L.P., PetroQuest Energy, L.L.C., a Louisiana limited liability company, and PetroQuest Energy, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.8 to Form 10-Q filed May 15, 2001).

            10.8 First Amendment to Amended and Restated Credit Agreement dated and effective as of July 20, 2001, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Royal Bank of Canada, Union Bank of California, N.A., and Hibernia National Bank, a national banking association, individually as a lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed February 15,
                   2002).

            10.9 Second Amendment to Amended and Restated Credit Agreement dated as of December 24, 2001, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Royal Bank of Canada, Union Bank of California, N.A., and Hibernia National Bank, a national banking association, individually as a lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed February 15, 2002).

           *10.10 Third Amendment to Amended and Restated Credit Agreement dated as of March 1, 2002, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Royal Bank of Canada, Union Bank of California, N.A., and Hibernia National Bank, a national banking association, individually as a lender and as Administrative Agent.

            10.11 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II (incorporated herein by reference to Exhibit 10.3 to Form 8-K dated September 16, 1998).

            10.12 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated September 16, 1998).

            10.13 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to Exhibit 10.4 to Form 8-K dated September 16, 1998).

            10.14 First Amendment to Employment agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Charles T. Goodson dated July 30, 1999 (incorporated herein by reference to Exhibit 10.1 to For 8-K dated August 9, 1999)

            10.15 First Amendment to Employment Agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Alfred J. Thomas, II dated July 30, 1999 (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated August 9, 1999).

            10.16 First Amendment to Employment Agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Ralph J. Daigle dated July 30, 1999 (incorporated herein by reference to Exhibit 10.3 to Form 8-K dated August 9, 1999).

            10.17 Employment Agreement dated May 8, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 14,
                   2000).

            10.18 Employment Agreement dated December 15, 2000 between PetroQuest Energy, Inc. and Arthur M. Mixon, III. (incorporated herein by reference to Exhibit 10.12 to Form 10-K filed March 30, 2001).

            10.19 Employment Agreement dated April 20, 2001 between PetroQuest Energy, Inc. and Daniel G. Fournerat (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed May 15, 2001).

          * 10.20 Form of Termination Agreement Between PetroQuest Energy, Inc. and each of its executive officers, including Charles T. Goodson, Alfred J. Thomas, II, Ralph J. Daigle, Michael O. Aldridge, Arthur M. Mixon, III and Daniel G. Fournerat.

          * 10.21 Form of Indemnification Agreement between PetroQuest Energy, Inc. and each of its directors and executive officers, including Charles T. Goodson, Alfred J. Thomas, II, Ralph J. Daigle, Daniel G. Fournerat, E. Wayne Nordberg, Jay B. Langner, William W. Rucks, IV, Michael O. Aldridge and Arthur
                   M. Mixon, III.

            21.1 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to Form 10-K filed March 30, 2001).

          * 23.1   Consent of Independent Public Accountant.

----------
*     Filed herewith.

                               REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on October 3, 2001 relating to the Company's change in transfer agent and registrar.

The Company filed a report on form 8-K on October 16, 2001 relating to the resignation of certain of its directors.

The Company filed a report on Form 8-K on November 8, 2001 relating to third quarter 2001 results.

The Company filed a report on Form 8-K on November 9, 2001 relating to the adoption of a shareholder rights plan.

The Company filed a report on Form 8-K on December 14, 2001 relating to the drilling of a well.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2002.

                                        PETROQUEST ENERGY, INC.


                                        By: /s/ Charles T. Goodson
                                            ------------------------------------
                                                CHARLES T. GOODSON
                                                Chairman of the Board and Chief
                                                Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2002.


      By: /S/ Charles T. Goodson          Chairman of the Board, Chief Executive
         -------------------------------  Officer and Director (Principal
      CHARLES T. GOODSON                  Executive Officer)


      By: /S/ Alfred J. Thomas, II        President, Chief Operating Officer
         -------------------------------  and Director
      ALFRED J. THOMAS, II


      By: /S/ Ralph J. Daigle             Executive Vice President and Director
         -------------------------------
      RALPH J. DAIGLE


      By: /S/ Michael O. Aldridge         Senior Vice President, Chief Financial
         -------------------------------  Officer, Treasurer and Director
      MICHAEL O. ALDRIDGE                 (Principal Financial and Accounting
                                          Officer)


      By: /S/ Jay B. Langner              Director
         -------------------------------
      JAY B. LANGNER


      By:                                 Director
         -------------------------------
      E. WAYNE NORDBERG


      By: /S/ William W. Rucks, IV        Director
         -------------------------------
      WILLIAM W. RUCKS, IV

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants ..................................  F-2

Consolidated Balance Sheets of PetroQuest Energy, Inc. as of
  December 31, 2001 and 2000 ..............................................  F-3

Consolidated Statements of Operations of PetroQuest Energy, Inc.
  for the years ended December 31, 2001, 2000 and 1999 ....................  F-4

Consolidated Statements of Stockholders' Equity of PetroQuest Energy,
  Inc. for the years ended December 31, 2001, 2000 and 1999 ...............  F-5

Consolidated Statements of Cash Flows of PetroQuest Energy, Inc. for
  the years ended December 31, 2001, 2000 and 1999 ........................  F-6

Notes to Consolidated Financial Statements ................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
PetroQuest Energy, Inc.:

We have audited the accompanying consolidated balance sheets of PetroQuest Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroQuest Energy, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivatives Instruments and Hedging Activities."


                                        ARTHUR ANDERSEN LLP

New Orleans, Louisiana
March 7, 2002

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (Amounts in Thousands)

                                                                 December 31,    December 31,
                                                                     2001            2000
                                                                     ----            ----
                                   ASSETS
Current assets:
        Cash and cash equivalents                                $      1,063    $      7,549
        Oil and gas revenue receivable                                  5,582           5,148
        Joint interest billing receivable                               4,609          10,151
        Other current assets                                              135           1,432
                                                                 ------------    ------------
Total current assets                                                   11,389          24,280
                                                                 ------------    ------------

Oil and gas properties:
        Oil and gas properties, full cost method                      150,726          85,443
        Unevaluated oil and gas properties                             14,682          12,431
        Accumulated depreciation, depletion and amortization          (64,379)        (41,530)
                                                                 ------------    ------------
Oil and gas properties, net                                           101,029          56,344
                                                                 ------------    ------------

Plugging and abandonment escrow                                         1,034             495

Other assets, net of accumulated depreciation and amortization          1,187           1,953
        of $2,144 and $558, respectively                         ------------    ------------

Total Assets                                                     $    114,639    $     83,072
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued liabilities                 $     19,749    $     18,893
        Advances from co-owners                                         2,044           7,297
        Current portion of long-term debt                                 329           7,873
                                                                 ------------    ------------

Total current liabilities                                              22,122          34,063

Long-term debt                                                         19,000           6,804

Debt subsequently refinanced                                           14,000              --

Deferred income taxes                                                   4,690              --

Other liabilities                                                         612             749

Commitments and contingencies                                              --              --

Stockholders' equity:
        Common stock, $.001 par value; authorized 75,000
         shares; issued and outstanding 32,530 and 30,256
         shares, respectively                                              33              30
        Paid-in capital                                                64,083          62,290
        Unearned deferred compensation                                   (682)             --
        Accumulated deficit                                            (9,219)        (20,864)
                                                                 ------------    ------------
Total stockholders' equity                                             54,215          41,456
                                                                 ------------    ------------

Total liabilities and stockholders' equity                       $    114,639    $     83,072
                                                                 ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                  (Amounts in Thousands, Except Per Share Data)

                                                  Year Ended December 31,
                                                  -----------------------
                                                2001      2000        1999
                                                ----      ----        ----
Revenues:
   Oil and gas sales                          $54,967   $ 22,267    $  8,516
   Interest and other income                      314        294         170
                                              -------   --------    --------
                                               55,281     22,561       8,686
                                              -------   --------    --------

Expenses:
   Lease operating expenses                     7,172      2,831       2,638
   Production taxes                             1,096        944         406
   Depreciation, depletion and amortization    23,094      6,386       4,472
   General and administrative                   4,752      3,248       1,625
   Interest expense                             2,111         78          --
   Other                                           --         --        (145)
                                              -------   --------    --------
                                               38,225     13,487       8,996
                                              -------   --------    --------

Income (loss) from operations                  17,056      9,074        (310)

   Income tax expense (benefit)                 5,411       (850)         --
                                              -------   --------    --------

Net income (loss)                             $11,645   $  9,924    $   (310)
                                              =======   ========    ========

Earnings (loss) per common share:
   Basic                                      $  0.37   $   0.37    $  (0.01)
                                              =======   ========    ========
   Diluted                                    $  0.34   $   0.35    $  (0.01)
                                              =======   ========    ========

Weighted average number of common shares:
   Basic                                       31,818     26,919      21,528
   Diluted                                     34,271     28,249      21,528

          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                 Consolidated Statements of Stockholders' Equity
                    (Amounts in Thousands, Except Share Data)

                                                                            Unearned         Other                       Total
                                                     Common   Paid-In       Deferred      Comprehensive   Retained    Stockholders'
                                                     Stock    Capital     Compensation       Income        Deficit       Equity
                                                     -----    -------     ------------       ------        -------       ------
December 31, 1998                                    $   19   $ 43,795    $         --    $         --    $(30,478)   $      13,336

   Options Exercised                                     --         76              --              --          --               76

   Stock based employee compensation                     --        118              --              --          --              118
     (78,375 shares)

   Stock issued for oil and gas properties               --        413              --              --          --              413

   Sale of common stock and warrants                      5      4,467              --              --          --            4,472

   Net loss                                              --         --              --              --        (310)            (310)
                                                     ------   --------    ------------    ------------    --------    -------------

December 31, 1999                                    $   24   $ 48,869    $         --    $         --    $(30,788)   $      18,105
                                                     ------   --------    ------------    ------------    --------    -------------

   Options and warrants exercised                         1      1,586              --              --          --            1,587

   Stock based employee compensation                     --        555              --              --          --              555
     (221,500 shares)

   Sale of common stock                                   5     11,280              --              --          --           11,285

   Net income                                            --         --              --    $         --       9,924            9,924
                                                     ------   --------    ------------    ------------    --------    -------------

December 31, 2000                                    $   30   $ 62,290              --              --    $(20,864)   $      41,456
                                                     ------   --------    ------------    ------------    --------    -------------

   Options and warrants exercised                         3      1,510          (1,034)             --          --              479

   Amortization of deferred compensation                 --        413             352              --          --              765

   Tax effect of deferred compensation                   --       (130)             --              --          --             (130)

   Cumulative effect of change in accounting
     principle, net of taxes                             --         --              --            (383)         --             (383)

   Amortization of derivative fair value adjustment      --         --              --             383          --              383

   Net income                                            --         --              --              --      11,645           11,645
                                                     ------   --------    ------------    ------------    --------    -------------

December 31, 2001                                    $   33   $ 64,083    $       (682)   $         --    $ (9,219)   $      54,215
                                                     ------   --------    ------------    ------------    --------    -------------

          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                             (Amounts in Thousands)

                                                              Year Ended December 31,
                                                              -----------------------
                                                            2001        2000        1999
                                                            ----        ----        ----
Cash flows from operating activities:
  Net income (loss)                                       $ 11,645    $  9,924    $   (310)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Deferred tax expense (benefit)                           5,411        (850)         --
    Amortization of debt issuance costs                      1,369          --          --
    Compensation expense                                       765         555         118
    Depreciation, depletion and amortization                23,094       6,386       4,472
    Other                                                       61          --          --
Plugging and abandonment costs                                 (28)        (89)         --
Changes in working capital accounts:
  Accounts receivable                                         (434)     (2,811)     (1,321)
  Joint interest billing receivable                          5,542      (7,961)     (2,190)
  Accounts payable and accrued liabilities                     (61)     15,870         885
  Other assets                                              (1,011)     (1,744)         --
  Advances from co-owners                                   (5,253)      4,140       3,157
  Provision for revenue dispute                                 --          --        (145)
  Plugging and abandonment escrow                             (539)       (240)         34
  Other                                                        308        (345)       (299)
                                                          --------    --------    --------

Net cash provided by operating activities                   40,869      22,835       4,401
                                                          --------    --------    --------

Cash flows from investing activities:
  Investment in oil and gas properties                     (66,678)    (40,972)    (10,062)
  Sale of Canadian properties                                   --          --       1,868

Net cash used in investing activities                      (66,678)    (40,972)     (8,194)
                                                          --------    --------    --------

Cash flows from financing activities:
  Exercise of options and warrants                             671       1,587          76
  Proceeds from borrowing                                   28,000      22,620       8,220
  Repayment of debt                                         (9,348)    (12,812)     (7,050)
  Issuance of common stock                                      --      11,285       4,472
                                                          --------    --------    --------

Net cash provided by financing activities                   19,323      22,680       5,718
                                                          --------    --------    --------

  Net increase (decrease) in cash and cash equivalents      (6,486)      4,543       1,925
  Cash and cash equivalents balance beginning of period      7,549       3,006       1,081
                                                          --------    --------    --------
  Cash and cash equivalents balance end of period         $  1,063    $  7,549    $  3,006
                                                          ========    ========    ========

Supplentmental disclosure of cash flow information
Cash paid during the period from:
  Interest                                                $  1,464    $    409    $    233
                                                          ========    ========    ========
  Income taxes                                            $     --    $     --    $     --
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

      On December 31, 2000, the Company underwent a corporate reorganization. The Company's subsidiary, PetroQuest Energy, Inc., a Louisiana corporation, was merged into PetroQuest Energy One, L.L.C., a Louisiana limited liability company. In addition, PetroQuest Energy One, L.L.C. changed its name to PetroQuest Energy, L.L.C., a single-member Louisiana limited liability company, and PetroQuest Energy, Inc., a Delaware corporation, continues to be its sole member.

      A new single-member Louisiana limited liability company called PetroQuest Oil & Gas, L.L.C. was created on December 31, 2000. PetroQuest Energy, Inc. (a Delaware corporation) is the sole member of PetroQuest Oil & Gas, L.L.C.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

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

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures are capitalized and depreciated, depleted and amortized on the unit-of-production method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, the Company may use certain provisions of the Internal Revenue Code which allow capitalization of intangible drilling costs where management deems appropriate. Other financial and income tax reporting differences occur as a result of statutory depletion.

Revenue Recognition

      The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 2001, 2000 and 1999 were not significant.

Certain Concentrations

      During 2001, 66% of the Company's oil and gas production was sold to four customers. During 2000 and 1999, 84% and 44%, respectively, of the Company's oil and gas production was sold to three customers. Based on the current demand for oil and gas, the Company does not believe the loss of any of these customers would have a significant financially disruptive effect on its business or financial condition.

Fair Value of Financial Instruments

      The fair value of accounts receivable and accounts payable approximate book value at December 31, 2001 and 2000 due to the short-term nature of these accounts. The fair value of the note payable and non-recourse financing approximates book value due to the variable rate of interest charged.

Derivative Instruments

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, as amended (SFAS 133) pertaining to the accounting for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. If the conditions specified in SFAS 133 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. At January 1, 2001, the

Company recognized a liability of $609,295 related to costless collars; the cumulative catch-up adjustment was recorded as a charge to other comprehensive income. These collars were designated as cash flow hedges.

      We recognized $1,630,000 in oil and gas revenues during the year ended December 31, 2001 as a result of the settlement of costless collars. We had no open commodity hedging contracts at December 31, 2001.

      During the fourth quarter, we entered into three $5 million interest rate swaps covering our floating rate debt. The swaps which are for one, two and three year periods have fixed interest rates of 2.78%, 2.78%-4.56% and 3.05%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through other income in the Company's income statement. As of December 31, 2001, the fair value of the open interest rate swaps was a liability of $61,000.

New Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. The Company expects to adopt this standard effective January 1, 2003. We have not completed an evaluation of the impact of this new standard.

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

      Options to purchase 180,000 shares of common stock at $5.89 to $7.65 per share were outstanding during 2001 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 682,500 shares of common stock at $3.13 to $3.44 per share were outstanding during 2000 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. For 1999, none of the Company's options and warrants were included in the computation of diluted loss per share because the effect of the assumed exercise of these stock options as of the beginning of the year would have an antidilutive effect. The contingent stock rights assigned in connection with a Company merger (see Note 3) were also excluded from the calculation of diluted earnings per share prior to their issuance.

NOTE 3 - EQUITY

Common Stock Issue Rights

      Pursuant to a Company merger, the Company issued to the original owners of American Explorer L.L.C. and their respective affiliates, certain of whom currently serve as officers and directors of the Company, 7,335,001 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), and 1,667,001 Contingent Stock Issue Rights (the "CSIRs"). The CSIRs entitled the holders to receive an additional 1,667,001 shares of Common Stock at such time within three years of the anniversary date of the issuance of the CSIRs if the trading price for the Common Stock closed at $5.00 or higher for 20 consecutive trading days. On May 3, 2001 the Common Stock closed higher than $5.00 for the twentieth consecutive trading day, and 1,667,001 shares of Common Stock were issued under the terms of the CSIRs.

Unearned Deferred Compensation

      In April 2001, the Original Owners of American Explorer L.L.C. entered into an agreement with an officer of the Company whereby the Original Owners granted to the officer an option to acquire, at a fixed price, certain of the original shares the Original Owners were issued in the Merger. As the fixed price of the April grant was below the market price as of the date of grant, the Company is recognizing non-cash compensation expense over the three-year vesting period of the option. In addition, the Original Owners granted to the officer an interest in a portion of the Common Stock issuable pursuant to the CSIRs, if any, that might be issued. This agreement is similar to agreements previously entered into with two other officers of the Company. Non-cash compensation expense is being recognized for the Common Stock issuable pursuant to the CSIRs granted to the three officers over the three-year vesting period based on the fair value of the Common Stock issuable pursuant to the CSIRs in May 2001, when the Common Stock issuable pursuant to the CSIRs was issued to the Original Owners. The Company has recorded the effects of the transactions as deferred compensation until fully amortized. We also recognized $352,000 of non-cash compensation expense related to the amortization of unearned deferred compensation. In addition, as a result of extending the life of two directions' options, we recognized $413,000 of non-cash compensation expense during the fourth quarter

During February and March 2002, the Company completed the offering of 5,193,600 shares of its common stock. The shares were sold to the public for $4.40 per share. After underwriting discounts, the Company realized proceeds of approximately $21.9 million.

NOTE 4 - DEBT

PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $100 million revolving credit facility with Hibernia National Bank, Royal Bank of Canada and Union Bank of California, N.A. which permits us to borrow amounts from time to time based on our available borrowing base as determined in the credit facility. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under this credit facility is based upon the valuation on March 31 and September 30 of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. We or the lenders may also request additional borrowing base redeterminations. On March 1, 2002, the borrowing base under the credit facility was adjusted to $28 million and is subject to quarterly reductions of $3 million commencing on April 30, 2002. As of December 31, 2001, $19 million outstanding under the credit facility is classified as long term reflecting the remaining borrowing base at December 31, 2002. Based upon this determination, the remaining balance outstanding under the credit facility of $14 million has been classified as debt subsequently refinanced as a result of the public offering in February 2002.

      Outstanding balances on the revolving credit facility bear interest at either the prime rate (plus 0.375% per year whenever the borrowing base usage under the credit facility is greater than or equal to 90%) or the Eurodollar rate plus a margin (based on a sliding scale of 1.625% to 2.375% depending on borrowing base usage). The credit facility also allows us to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum. At March 7, 2002, we had $5 million of borrowings and a $2.6 million letter of credit issued pursuant to the credit facility.

      The credit facility contains covenants and restrictions common to borrowings of this type, including maintenance of certain financial ratios. We were in compliance with all of our covenants at March 7, 2002. The credit facility matures on June 30, 2004.

      On April 21, 1999, the Company entered into a loan agreement for non-recourse financing to fund completion, flow line and facility costs of its High Island Block 494 property. The property is security for the loan. Interest is payable at 12% and the lender receives a 2 1/2% overriding royalty interest in the property. The loan agreement requires 85% of the net cash flow from the property (assuming production levels of 12.5 MMcf/day) to be dedicated to debt service. At December 31, 2001, $329,000 remained outstanding under this loan, and the Company estimates the loan will be paid in 2002.

NOTE 5 - RELATED PARTY TRANSACTIONS

      Certain officers and directors and their affiliates are working interest owners in properties operated by the Company and are billed for and pay their proportionate share of drilling and operating costs in the normal course of business.

      During 2000 and 1999, the Company was charged consulting expenses of $10,000 and $143,462, respectively, by companies owned by former directors. Office expense includes $1,662 and $18,500 for 2000 and 1999, respectively, paid to a company owned by a former director.

      During 2001, 2000 and 1999 the Company paid fees and reimbursable expenses of $526,000, $208,789 and $139,001, respectively to Onebane, Bernard, Torian, Diaz, McNamara & Abell to perform various legal services for the Company. A senior officer of the Company was of counsel with Onebane, Bernard, Torian, Diaz, McNamara & Abell prior to joining the Company during 2001.

NOTE 6 - COMMON STOCK AND WARRANTS

      On July 20, 2000, the Company completed a private placement of 4.89 million shares of common stock to accredited investors at a purchase price of $2.50 per share for a total consideration of $12,225,000 before fees and expenses. After fees and expenses, including $644,168 in commissions, proceeds to the Company were $11,294,000. The Company subsequently registered the resale of the common stock with the Securities and Exchange Commission on Form S-3.

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

      In August 1999, the Company received the funding of a private placement of 5 million units at a purchase price of $1.00 per unit for a total consideration of $5,000,000 before fees and expenses. Net proceeds of $4,508,000 from sale of the units were allocated between the stock and warrants based on their relative fair market value on the date of the transaction. Each unit sold in the private placement consisted of one share of the Company's common stock and one warrant exercisable to purchase one-half a share of the Company's common stock. Each warrant is exercisable at any time through the fourth year after issuance to purchase one-half of a share of the Company's common stock at a per share purchase price of $1.25. In addition, the Company issued to the placement agents of the units, warrants to purchase 500,000 shares of the Company's common stock. The warrants received by the placement agents are exercisable at any time for a period of five years to purchase one share of the Company's common stock at a per share purchase price of $1.25 per share. At December 31, 2001, there were 1,690,000 warrants outstanding.

NOTE 7 - INVESTMENT IN OIL AND GAS PROPERTIES

The following table discloses certain financial data relative to the Company's evaluated oil and gas producing activities, which are located onshore and offshore the continental United States:

               Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration and Development Activities
                             (amounts in thousands)

                                              For the Year-Ended December 31,
                                              -------------------------------
                                             2001           2000           1999
                                           -------        -------        -------
Acquisition costs:
        Proved                             $11,928        $ 6,154        $   546
        Unproved                             1,250          4,670            954
Exploration costs                            7,280          9,625          8,477
Development costs                           43,424         18,000          1,170
Other costs                                  3,652          2,523          1,795
                                           -------        -------        -------

Total costs incurred                       $67,534        $40,972        $12,942
                                           =======        =======        =======

      Other costs for the year ended December 31, 2001 include $2,651,000 and $1,001,000 of capitalized general and administrative costs and interest costs respectively. Other costs for the year ended December 31, 2000 include $2,084,000 and $439,000 of capitalized general and administrative costs and interest costs respectively. Other costs for the year ended December 31, 1999 include $1,361,000 and $434,000 of capitalized general and administrative costs and interest costs respectively.

      At December 31, 2001 and 2000, unevaluated oil and gas properties with capitalized costs of $14,682,000 and $12,431,000 respectively, were not subject to depletion. Of the $14,682,000 of unevaluated oil and gas property costs at

December 31, 2001, not subject to depletion, $6,485,000 was incurred in 2001 and $8,197,000 was incurred in prior years. Management expects that these properties will be evaluated over the next one to three years.

NOTE 8 - INCOME TAXES

      The Company follows the provisions of SFAS No. 109, "Accounting For Income Taxes," which provides for recognition of a deferred tax asset for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a "valuation allowance." An analysis of the Company's deferred taxes follows (amounts in thousands):

                                                              December 31,
                                                              ------------
                                                          2001            2000
                                                          ----            ----
Net operating loss carryforwards                        $ 12,205        $ 9,284
Percentage depletion carryforward                          1,161            441
Alternative minimum tax credit                                16             29
Deferred Compensation                                       (130)            --
Temporary differences:
    Oil and gas properties - full cost                   (18,096)        (8,904)
    Compensation expense                                     153             --
                                                        --------        -------

                                                        $ (4,691)       $   850
                                                        ========        =======

      For tax reporting purposes, the Company had operating loss carryforwards of $32,986,000 and $26,525,000 at December 31, 2001 and 2000 respectively. If not utilized, such carryforwards would begin expiring in 2009 and would completely expire by the year 2021. The Company had available for tax reporting purposes $3,318,000 in statutory depletion deductions that may be carried forward indefinitely.

      Income tax expense (benefit) for each of the years ended December 31, 2001, 2000 and 1999 (amounts in thousands) was different than the amount computed using the Federal statutory rate (35%) for the following reasons:

                                                  For the Year-Ended December 31,
                                                  -------------------------------
                                                     2001       2000       1999
                                                     ----       ----       ----
Amount computed using the statutory rate           $ 5,970    $ 3,176    $(109)
Increase (reduction) in taxes resulting from:
  State & local taxes                                  341        120       (5)
  Percentage depletion carryforward                   (720)        --       --
  Other                                               (180)        --       --
  Increase (decrease) in deferred tax asset
    valuation allowance                                 --     (4,146)     114
                                                   -------    -------    -----

Income tax expense (benefit)                       $ 5,411    $  (850)   $  --
                                                   =======    =======    =====

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      PetroQuest Energy, Inc. f/k/a Optima Energy (U.S.) Corp. v. The Meridian Resource & Exploration Company f/k/a Texas Meridian Resources Exploration, Inc., bearing Civil Action No. 99-2394 of the United States District Court for the Western District of Louisiana was filed on February 24, 2000. The Company asserts a claim for damages against Meridian resulting from Meridian's activities as operator of the Southwest Holmwood property, Calcasieu Parish, Louisiana. Meridian's activities as operator resulted in a final judgment of the United States District Court for the Western District of Louisiana ordering cancellation of the Company's rights to a productive oil and gas lease and the associated joint exploration agreement , forfeiture to two producing wells on the lease and substantial damages against Meridian causing the Company the loss of its investment and profits. The Company is unable to predict with certainty the outcome of the lawsuit at this time.

      The Meridian Resource & Exploration Company v. PetroQuest Energy, Inc., bearing Docket No. 996192A of the 15th Judicial District Court in and for the Parish of Lafayette, Louisiana was filed on December 17, 1999. Meridian asserts that the Company is responsible as an investor under its participation agreement with Meridian for $530,004 of the losses, costs, expense and liability of Meridian resulting from the final judgment that was rendered in favor of Amoco and against Meridian in legal proceedings relative to the Southwest Holmwood Field, Calcasieu Parish, Louisiana in the matter "Amoco Production Company v. Texas Meridian Resource & Exploration Company," bearing Civil Action No. 96-1639 in the United States District Court for the Western District of Louisiana (Civil Action No. 98-30724 in the United States Court of Appeals for the Fifth Circuit). Although the Company accrued $555,000 when the district court decision was rendered against Meridian in December 1997, the Company denies liability to Meridian for losses sustained by Meridian as operator as a result of the Amoco litigation and is vigorously defending the lawsuit. Meridian initially withheld $737,620 from production revenues due the Company from other properties. On January 9, 2002 Meridian released to the Company $211,476 of the withheld revenues. The Company is pursuing recovery of the balance of the withheld revenues from Meridian as discussed in PetroQuest Energy, Inc. f/k/a Optima Energy (U.S.) Corp. v. The Meridian Resource & Exploration Company f/k/a Texas Meridian Resources Exploration, Inc. The Company is unable to predict with certainty the outcome of the lawsuit at this time.

      PetroQuest Energy, Inc. and PetroQuest Energy One, L.L.C. v. Schlumberger Technology Corporation, et al, bearing Civil Action No. 00-2823 of the United States District Court, Western District of Louisiana was filed on December 29, 2000. This matter is a lawsuit filed by the Company's subsidiaries, PetroQuest Energy, Inc., a Louisiana corporation, and PetroQuest Energy One, L.L.C. (now PetroQuest Energy, L.L.C.) seeking to recover cost overruns in the amount of approximately $2,850,000 which were incurred in the completion of theOCSG-15243 #2 Well located at Eugene Island Block 147. The Company asserts that cost overruns were incurred due to the negligence of Schlumberger Technology Corporation. On May 17, 2001, Schlumberger Technology Corporation filed a counter-claim for $437,200, plus interest, attorney's fees and costs for goods and services allegedly provided in connection with the OCSG-15243 #2 Well. The Company is unable to predict with certainty the outcome of the lawsuit at this time.

      The Company is a party to other ongoing litigation in the normal course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material.

      ABANDONMENT

      The Company has made, and will continue to make, expenditures for the protection of the environment. Present and future environmental laws and regulations applicable to the Company's operation could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. The Company maintains abandonment escrows that have been established for future abandonment obligations of certain oil and gas properties of the Company. The management of the Company believes the escrows will be sufficient to offset those future abandonment liabilities; however, the Company is responsible for any abandonment expenses in excess of the escrow balances. As of December 31, 2001 and 2000, total estimated site restoration, dismantlement and abandonment costs were approximately $14,056,000 and $12,439,000 respectively, net of expected salvage value.

LEASE COMMITMENTS

      The Company has operating leases for office space, which expire on various dates through 2010.

      Future minimum lease commitments as of December 31, 2001 under these operating leases are as follows (in thousands):

      2002       .................................................  $  569
      2003       .................................................     644
      2004       .................................................     650
      2005       .................................................     667
      2006       .................................................     599
      Thereafter .................................................   1,898
                                                                    ------

                                                                    $5,027
                                                                    ======

      Total rent expense under operating leases was approximately $411,000, $345,000 and $193,000 in 2001, 2000 and 1999, respectively.

NOTE 10 - EMPLOYEE BENEFIT PLANS

      The Company currently has one stock option plan. The stock options generally become exercisable over a three-year period, must be exercised within 10 years of the grant date and may be granted only to employees, directors and consultants. The exercise price of each option may not be less than 100% of the fair market value of a share of Common Stock on the date of grant. Upon a change in control of the Company, all outstanding options become immediately exercisable.

      A summary of the Company's stock options as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below:

                                                                  Year Ended December 31,
                                                                  -----------------------
                                               2001                        2000                        1999
                                               ----                        ----                        ----
                                      Number of     Wgtd. Avg.    Number of     Wgtd. Avg.    Number of     Wgtd. Avg.
                                      ---------     ----------    ---------     ----------    ---------     ----------
                                       Options        Price        Options        Price        Options        Price
                                       -------        -----        -------        -----        -------        -----
Outstanding at beginning of year      1,861,900     $     1.92    1,126,200     $     0.95    1,052,700     $     0.85
Granted                                 622,500           5.32    1,027,500           2.67      188,000           1.42
Expired/cancelled/forfeitures           (14,500)          6.17      (24,866)          1.04      (25,500)          0.85
Exercised                              (231,134)          0.89     (266,934)          0.85      (89,000)          0.85
                                     ----------     ----------   ----------     ----------   ----------     ----------

Outstanding at end of year            2,238,766           2.94    1,861,900           1.92    1,126,200           0.95
Options exercisable at year-end       1,030,608           1.64      800,733           0.97      897,433           0.93
Options available for future grant      268,081                     182,166                     584,800
Weighted average fair value of
  options granted during the year    $     3.18                  $     1.99                  $     0.47

      The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) divided yield of 0% (b) expected volatility ranges of 65.14% - 67.87%, 56.99% - 59.88%, and 55.02% - 61.23% in 2001, 2000
and 1999, respectively (c) risk-free interest rate ranges of 4.03% - 5.10%, 5.39% - 6.96% and 5.31% - 6.33% in 2001, 2000 and 1999, respectively, and (d)
expected life of 5 years for all 2001 grants and 10 years for all 2000 and 1999 grants.

      The following table summarizes information regarding stock options outstanding at December 31, 2001:

      Range of       Options        Wgtd. Avg.      Wgtd. Avg.     Options     Wgtd. Avg.
      Exercise     Outstanding      Remaining        Exercise    Exercisable    Exercise
       Price       At 12/31/01   Contractual Life      Price     At 12/31/01      Price
       -----       -----------   ----------------      -----     -----------      -----
   $0.85 - $0.94       458,600       7 years           $0.89         458,600      $0.89
   $1.44 - $1.88       491,333      8.68 years         $1.67         347,333      $1.66
   $3.13 - $3.75       740,833      9.08 years         $3.20         224,675      $3.15
   $4.25 - $7.65       548,000       10 years          $5.47              --         --
                   -----------                                   -----------
                     2,238,766      8.79 years         $2.94       1,030,608      $1.64


If the compensation cost for the Company's 2001, 2000 and 1999 grants for stock-based compensation plans had been determined consistent with the expense recognition provisions of SFAS No. 123, the Company's 2001, 2000 and 1999 net income and basic and diluted earnings per common share would have approximated the pro forma amounts below (in thousands, except per share amounts):

                                                             Year Ended December 31,
                                                             -----------------------
                                             2001                      2000                      1999
                                             ----                      ----                      ----
                                       As          Pro           As          Pro           As           Pro
                                    Reported      Forma       Reported      Forma       Reported       Forma
                                    --------      -----       --------      -----       --------       -----
Net income (loss)                  $   11,645   $   10,882   $    9,924   $    9,112   $     (310)   $     (978)

Earnings (loss) per common share
  Basic                            $     0.37   $     0.34   $     0.37   $     0.34   $    (0.01)   $    (0.05)
  Diluted                          $     0.34   $     0.32   $     0.35   $     0.32   $    (0.01)   $    (0.05)

NOTE 11 - SUBSEQUENT EVENT

      On March 1, 2002, the Company closed the sale of its interest in Valentine Field for $18.6 million. The transaction had an effective date of January 1, 2002. At December 31, 2001, the Company's independent reservoir engineering firm attributed 7.3 Bcfe of proved reserves net to the Company's interest in this field.

NOTE 12 - OIL AND GAS RESERVE INFORMATION - UNAUDITED

      A majority of the Company's net proved oil and gas reserves at December 31, 2001 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.

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

      The following table (amounts in thousands) sets forth an analysis of the Company's estimated quantities of net proved and proved developed oil (including condensate) and gas reserves, all located onshore and offshore the continental United States:

                                                             Oil        Natural
                                                              In         Gas in
                                                            MBbls         MMcf
                                                            -----         ----
Proved reserves as of December 31, 1998                        504       10,561
  Revisions of previous estimates                              199          128
  Extensions, discoveries and other additions                1,596        7,257
  Purchase of producing properties                              --           13
  Production                                                  (105)      (2,831)
                                                            ------      -------

Proved reserves as of December 31, 1999                      2,194       15,128
  Revisions of previous estimates                             (760)       6,638
  Extensions, discoveries and other additions                  110        3,476
  Purchase of producing properties                           1,732        8,865
  Production                                                  (161)      (3,972)
                                                            ------      -------

Proved reserves as of December 31, 2000                      3,115       30,135
  Revisions of previous estimates                             (522)      (2,631)
  Extensions, discoveries and other additions                3,805       14,409
  Purchase of producing properties                             606       12,170
  Sale of producing properties                                  --         (114)
  Production                                                  (791)      (9,025)
                                                            ------      -------

Proved reserves as of December 31, 2001                      6,213       44,944
                                                            ------      -------

Proved developed reserves

  As of December 31, 1999                                      400        6,456
                                                            ======      =======

  As of December 31, 2000                                    2,355       18,679
                                                            ======      =======

  As of December 31, 2001                                    3,104       26,847
                                                            ======      =======

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

STANDARD MEASURE                                                      December 31,
                                                                      ------------
                                                             2001         2000         1999
                                                             ----         ----         ----
Future cash flows                                          $ 234,736    $ 391,078    $ 92,788
Future production and development costs                     (118,700)     (66,095)    (33,732)
Future income taxes                                          (18,226)     (98,190)         --
                                                           ---------    ---------    --------

Future net cash flows                                         97,810      226,793      59,056

10% annual discount                                          (22,763)     (48,470)    (15,987)
                                                           ---------    ---------    --------

Standardized measure of discounted future net cash flows   $  75,047    $ 178,323    $ 43,069
                                                           =========    =========    ========

CHANGES IN STANDARDIZED MEASURE                                  Year Ended December 31,
                                                                 -----------------------
                                                             2001         2000         1999
                                                             ----         ----         ----
Standarized measure at beginning of year                   $ 178,323    $  43,069    $ 11,676
Sales and transfers of oil and gas produced,
  net of production costs                                    (45,068)     (18,492)     (5,472)
Changes in price, net of future production costs            (188,513)     104,695       7,691
Extensions and discoveries, net of future
  production and development costs                            33,067       27,575      25,974
Changes in estimated future development costs,
  net of development costs incurred during this period        16,333        2,801       1,013
Revisions of quantity estimates                               (7,742)      12,818       2,547
Accretion of discount                                         25,687        4,307       1,168
Net change in income taxes                                    65,361      (78,544)         --
Purchase of reserves in place                                 12,730       67,052         179
Sale of reserves in place                                       (864)          --          --
Changes in production rates (timing) and other               (14,267)      13,042      (1,707)
                                                           ---------    ---------    --------

Standardized measure at end of year                        $  75,047    $ 178,323    $ 43,069
                                                           =========    =========    ========

The weighted average prices of oil and gas used with the above tables at December 31, 2001, 2000 and 1999 were $18.49, $25.29 and $25.21 respectively, per barrel and $2.69, $10.35 and $2.48, respectively, per Mcf.

NOTE 13 - SUMMARIZED QUARTERLY FINANCIAL INFORMATION - UNAUDITED

      Summarized quarterly financial information is as follows (amounts in thousands except per share data):

                                                Quarter Ended
                                                -------------
                            March-31        June-30     September-30   December-31
                            --------        -------     ------------   -----------
2001:
Revenues                  $     12,553   $     14,888   $     15,468   $     12,372
Expenses                         8,412         11,034         12,960         11,230
                          ------------   ------------   ------------   ------------
Net income (1)                   4,141          3,854          2,508          1,142
                          ============   ============   ============   ============
Earnings per share: (2)
  Basic                   $       0.14   $       0.12   $       0.08   $       0.04
  Diluted                 $       0.13   $       0.11   $       0.07   $       0.03

2000:
Revenues                  $      3,151   $      3,859   $      6,132   $      9,419
Expenses                         2,521          2,823          3,113          4,180
                          ------------   ------------   ------------   ------------
Net income                         630          1,036          3,019          5,239
                          ============   ============   ============   ============
Earnings per share: (2)
  Basic                   $       0.03   $       0.04   $       0.10   $       0.17
  Diluted                 $       0.02   $       0.04   $       0.10   $       0.17

----------

(1) Included in net income for the quarter ended December 31, 2001 is a tax benefit of $759,000 primarily attributable to a revision in the Company's estimated effective income tax rate.

(2) The above quarterly earnings per share may not total to the full year per share amount, as the weighted average number of shares outstanding for each quarter fluctuated as a result of the assumed exercise of stock options.

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

            3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to Form 8-K dated September 16, 1998)

            3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 4.2 to Form 8-K dated September 16, 1998).

            3.3 Certificate of Domestication of Optima Petroleum Corporation (incorporated herein by reference to 4.4 to Form 8-K dated September 16, 1998).

            3.4 Certificate of Designations, Preferences, Limitations And Relative Rights of The Series a Junior Participating Preferred Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit A of the Rights Agreement attached as Exhibit 1 to Form 8-A filed July 27, 2001).

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

            4.2 Form of Certificate of Contingent Stock Issue Right (incorporated herein by reference to Exhibit 4.3 to Form 8-K dated September 16, 1998).

            4.3 Form of Warrant to Purchase Shares of Common Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-K dated August 9, 1999)

            4.4 Form of Placement Agent Warrant to Purchase Shares of Common Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.2 to Form 8-K dated August 9, 1999)

            4.5 Rights Agreement dated as of November 7, 2001 between PetroQuest Energy, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including exhibits thereto (incorporated herein by reference to Exhibit 1 to Form 8-A filed July 27, 2001).

            4.6 Form of Rights Certificate (incorporated herein by reference to Exhibit C of the Rights Agreement attached as Exhibit 1 to Form 8-A filed July 27, 2001).

            10.1 PetroQuest Energy, Inc. 1998 Incentive Plan, as amended and restated effective December 1, 2000 (incorporated herein by reference to Appendix A to Proxy Statement on Schedule 14A filed April 20, 2001).

            10.2 Amended and Restated Credit Agreement dated as of May 11, 2001, by and among PetroQuest Energy, L.L.C., a Louisiana limited liability company, PetroQuest Energy, Inc., a Delaware corporation, and Hibernia National Bank, and the Financial Institutions named therein as Lenders, and Hibernia National Bank as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed May 15, 2001).

            10.3 Revolving Note dated May 11, 2001 in the principal amount of $50,000,000.00 payable to Hibernia National Bank (incorporated herein by reference to Exhibit 10.4 to Form 10-Q filed May 15, 2001).

            10.4 Revolving Note dated May 11, 2001 in the principal amount of $25,000,000.00 payable to Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.5 to Form 10-Q filed May 15, 2001).

            10.5 Revolving Note dated May 11, 2001 in the principal amount of $25,000,000.00 payable to Royal Bank of Canada (incorporated herein by reference to Exhibit 10.6 to Form 10-Q filed May 15, 2001).

            10.6 Commercial Guaranty made as of May 11, 2001, by PetroQuest Energy, Inc., a Delaware corporation, in favor of Hibernia National Bank (incorporated herein by reference to Exhibit
                   10.7 to Form 10-Q filed May 15, 2001).

            10.7 Subordination Agreement effective as of May 11, 2001, by and among Hibernia National Bank, EnCap Energy Capital Fund III, L.P., PetroQuest Energy, L.L.C., a Louisiana limited liability company, and PetroQuest Energy, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.8 to Form 10-Q filed May 15, 2001).

            10.8 First Amendment to Amended and Restated Credit Agreement dated and effective as of July 20, 2001, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Royal Bank of Canada, Union Bank of California, N.A., and Hibernia National Bank, a national banking association, individually as a lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed February 15,
                   2002).

            10.9 Second Amendment to Amended and Restated Credit Agreement dated as of December 24, 2001, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Royal Bank of Canada, Union Bank of California, N.A., and Hibernia National Bank, a national banking association, individually as a lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed February 15, 2002).

          * 10.10 Third Amendment to Amended and Restated Credit Agreement dated as of March 1, 2002, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Royal Bank of Canada, Union Bank of California, N.A., and Hibernia National Bank, a national banking association, individually as a lender and as Administrative Agent.

            10.11 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Alfred J. Thomas, II (incorporated herein by reference to Exhibit 10.3 to Form 8-K dated September 16, 1998).

            10.12 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated September 16, 1998).

            10.13 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to Exhibit 10.4 to Form 8-K dated September 16, 1998).

            10.14 First Amendment to Employment agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Charles T. Goodson dated July 30, 1999 (incorporated herein by reference to Exhibit 10.1 to For 8-K dated August 9, 1999)

            10.15 First Amendment to Employment Agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Alfred J. Thomas, II dated July 30, 1999 (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated August 9, 1999).

            10.16 First Amendment to Employment Agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Ralph J. Daigle dated July 30, 1999 (incorporated herein by reference to Exhibit 10.3 to Form 8-K dated August 9, 1999).

            10.17 Employment Agreement dated May 8, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 14,
                   2000).

            10.18 Employment Agreement dated December 15, 2000 between PetroQuest Energy, Inc. and Arthur M. Mixon, III. (incorporated herein by reference to Exhibit 10.12 to Form 10-K filed March 30, 2001).

            10.19 Employment Agreement dated April 20, 2001 between PetroQuest Energy, Inc. and Daniel G. Fournerat (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed May 15, 2001).

          * 10.20 Form of Termination Agreement Between PetroQuest Energy, Inc. and each of its executive officers, including Charles T. Goodson, Alfred J. Thomas, II, Ralph J. Daigle, Michael O. Aldridge, Arthur M. Mixon, III and Daniel G. Fournerat.

          * 10.21 Form of Indemnification Agreement between PetroQuest Energy, Inc. and each of its directors and executive officers, including Charles T. Goodson, Alfred J. Thomas, II, Ralph J. Daigle, Daniel G. Fournerat, E. Wayne Nordberg, Jay B. Langner, William W. Rucks, IV, Michael O. Aldridge and Arthur
                   M. Mixon, III.

            21.1 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to Form 10-K filed March 30, 2001).

          * 23.1   Consent of Independent Public Accountant.


----------
*     Filed herewith.