Form 10-Q
period 2002-03-31
PETROQUEST ENERGY INC
filed 2002-05-13
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

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

 400 E. KALISTE SALOOM RD., SUITE 6000
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


         As of May 6, 2002, there were 37,821,326 shares of the registrant's common stock, par value $.001 per share, outstanding.

                             PETROQUEST ENERGY, INC.


                                Table of Contents


                                                                            Page No.
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of
                    March 31, 2002 and December 31, 2001...................    3

                 Consolidated Statements of Operations for the
                    Three Months Ended March 31, 2002 and 2001.............    4

                 Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 2002 and 2001.............    5

                 Notes to Consolidated Financial Statements................    6

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........    9

         Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk............................................   11

Part II. Other Information

         Item 1. Legal Proceedings.........................................   12

         Item 2. Changes in Securities and Use of Proceeds.................   12

         Item 3. Defaults upon Senior Securities...........................   12

         Item 4. Submission of Matters to a Vote of Security Holders.......   12

         Item 5. Other Information.........................................   12

         Item 6. Exhibits and Reports on Form 8-K..........................   13

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (Amounts in Thousands)


                                                                 March 31,   December 31,
                                                                   2002         2001
                                                                -----------  ------------
                                                                (unaudited)
                                  ASSETS

Current assets:
        Cash and cash equivalents                                $     315    $   1,063
        Oil and gas revenue receivable                               5,389        5,582
        Joint interest billing receivable                              967        4,609
        Other current assets                                         1,085          135
                                                                 ---------    ---------
Total current assets                                                 7,756       11,389
                                                                 ---------    ---------

Oil and gas properties:
        Oil and gas properties, full cost method                   165,821      150,726
        Unevaluated oil and gas properties                          12,454       14,682
        Accumulated depreciation, depletion and amortization       (88,710)     (64,379)
                                                                 ---------    ---------
Oil and gas properties, net                                         89,565      101,029
                                                                 ---------    ---------

Plugging and abandonment escrow                                        685        1,034

Other assets, net of accumulated depreciation and amortization
        of $2,346 and $2,144, respectively                           1,225        1,187
                                                                 ---------    ---------

Total assets                                                     $  99,231    $ 114,639
                                                                 =========    =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities                 $  16,466    $  19,749
        Advances from co-owners                                        387        2,044
        Current portion of long-term debt                               --          329
                                                                 ---------    ---------
Total current liabilities                                           16,853       22,122
                                                                 ---------    ---------

Long-term debt                                                       2,000       19,000

Debt subsequently refinanced                                            --       14,000

Deferred income taxes                                                4,324        4,690

Other liabilities                                                      555          612

Commitments and contingencies                                           --           --

Stockholders' equity:
        Common stock, $.001 par value; authorized 75,000
          shares; issued and outstanding 37,816 and 32,530
          shares, respectively                                          38           33
        Paid-in capital                                             86,016       64,083
        Other comprehensive income                                    (376)          --
        Unearned deferred compensation                                (596)        (682)
        Accumulated deficit                                         (9,583)      (9,219)
                                                                 ---------    ---------
Total stockholders' equity                                          75,499       54,215
                                                                 ---------    ---------

Total liabilities and stockholders' equity                       $  99,231    $ 114,639
                                                                 =========    =========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                  (Amounts in Thousands, Except Per Share Data)


                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            2002          2001
                                                          --------      --------
Revenues:
    Oil and gas sales                                     $ 10,509      $ 12,345
    Interest and other income                                  (12)          208
                                                          --------      --------
                                                            10,497        12,553
                                                          --------      --------

Expenses:
    Lease operating expenses                                 2,349         1,248
    Production taxes                                           202           262
    Depreciation, depletion and amortization                 7,094         3,342
    General and administrative                               1,200           661
    Interest expense                                           211           466
                                                          --------      --------
                                                            11,056         5,979
                                                          --------      --------

Income (loss) from operations                                 (559)        6,574

    Income tax expense (benefit)                              (195)        2,433
                                                          --------      --------

Net income (loss)                                         $   (364)     $  4,141
                                                          ========      ========

Earnings (loss) per common share:
    Basic                                                 $  (0.01)     $   0.14
                                                          ========      ========
    Diluted                                               $  (0.01)     $   0.13
                                                          ========      ========

Weighted average number of common shares:
    Basic                                                   34,724        30,505
                                                          ========      ========
    Diluted                                                 34,724        32,714
                                                          ========      ========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (Amounts in Thousands)


                                                               Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
Cash flows from operating activities:
Net income (loss)                                             $   (364)   $  4,141
Adjustments to reconcile net income to net cash provided by
  operating activities:
        Deferred tax expense (benefit)                            (195)      2,433
        Depreciation, depletion and amortization                 7,094       3,342
        Amortization of debt issuance costs                        118         416
        Compensation expense                                        86          --
        Derivative mark to market                                    6         (55)
Changes in working capital accounts:
        Accounts receivable                                        193      (2,216)
        Joint interest billing receivable                        3,642       4,558
        Other assets                                              (241)       (350)
        Accounts payable and accrued liabilities                (3,788)      4,772
        Advances from co-owners                                 (1,624)     (3,496)
        Plugging and abandonment escrow                            349         (60)
        Other                                                   (1,209)        (42)
                                                              --------    --------

Net cash provided by operating activities                        4,067      13,443
                                                              --------    --------

Cash flows from investing activities:
        Investment in oil and gas properties                   (12,777)    (16,653)
        Sale of oil and gas properties, net                     17,320          --
                                                              --------    --------

Net cash provided by (used in) investing activities              4,543     (16,653)
                                                              --------    --------

Cash flows from financing activities:
        Exercise of options and warrants                           137         422
        Proceeds from borrowings                                    --       1,000
        Repayment of debt                                      (31,329)     (1,337)
        Issuance of common stock, net of expenses               21,834          --
                                                              --------    --------

Net cash provided by (used in) financing activities             (9,358)         85
                                                              --------    --------

Net decrease in cash and cash equivalents                         (748)     (3,125)

Cash balance and cash equivalents, beginning of period        $  1,063    $  7,549
                                                              ========    ========

Cash balance and cash equivalents, end of period              $    315    $  4,424
                                                              ========    ========

Supplemental disclosure of cash flow information:
        Cash paid during the period for:
                Interest                                      $    370    $    271
                                                              ========    ========
                Income taxes                                  $     --    $     --
                                                              ========    ========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The consolidated financial information for the three-month periods ended March 31, 2002 and 2001, respectively, have been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2002 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to "PetroQuest" or the "Company" refer to PetroQuest Energy, Inc. (Delaware) and its wholly-owned consolidated subsidiaries, PetroQuest Energy, L.L.C. (a single member Louisiana limited liability company) and PetroQuest Oil & Gas, L.L.C. (a single member Louisiana limited liability company).

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

NOTE 2 EARNINGS PER SHARE

Basic earnings or loss per common share was computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the relevant periods. Diluted earnings or loss per common share is determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method. For purposes of computing earnings per share in a loss period, common stock equivalents have been excluded from the computation of weighted average common shares outstanding because their effect is antidilutive.

For the three months ended March 31, 2002, 3,391,665 of the Company's options and warrants were not included in the computation of diluted loss per share because the effect of the assumed exercise of these stock options as of the beginning of the year would have an antidilutive effect. There were no antidilutive shares for the three-month period ended March 31, 2001.

NOTE 3 LONG-TERM DEBT

PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $100 million revolving credit facility with Hibernia National Bank, Royal Bank of Canada and Union Bank of California, N.A. which permits us to borrow amounts from time to time based on our available borrowing base as determined in the credit facility. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under this credit facility is based upon the valuation on March 31 and September 30 of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. The Company or the lenders may also request additional borrowing base redeterminations. On April 30, 2002, the borrowing base under the credit facility was adjusted to $27 million and is subject to quarterly reductions of $5 million commencing on July 31, 2002.

Outstanding balances on the revolving credit facility bear interest at either the prime rate (plus 0.375% per year whenever the borrowing base usage under the credit facility is greater than or equal to 90%) or the Eurodollar rate plus a margin (based on a sliding scale of 1.625% to 2.375% depending on borrowing base usage). The credit facility also allows the Company to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum. At March 31, 2002, the Company had $2 million of borrowings and a $2.6 million letter of credit issued pursuant to the credit facility.

The credit facility contains covenants and restrictions common to borrowings of this type, including maintenance of certain financial ratios. The Company was in compliance with all of our covenants at March 31, 2002. The credit facility matures on June 30, 2004.

During the fourth quarter of 2001, the Company entered into three $5 million interest rate swaps covering its floating rate debt. The swaps which are for one, two and three year periods have fixed interest rates of 2.78%, 2.78%-4.56% and 3.05%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through other income in the Company's income statement. At March 31, 2002, the Company recognized a liability of $67,000 related to these derivative instruments.

NOTE 4 NEW ACCOUNTING STANDARDS

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

NOTE 5 EQUITY

Other Comprehensive Income

The following table presents a recap of the Company's comprehensive income for the three-month period ended March 31, 2002 (in thousands):

Net loss                                                           $(364)
Change in fair value of derivative instruments, net of taxes        (376)
                                                                   -----
Comprehensive income (loss)                                        $(740)

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards No. 133, as amended (SFAS 133). When the conditions specified in SFAS 133 are met, the Company may designate these derivatives as hedges. As of March 31, 2002, the Company had open fixed price swap contracts with third parties, whereby a fixed price has been established for certain periods. These agreements in effect for April 2002 are for gas volume of 10,000 MMBtu per day at a weighted average price of $2.32. Additionally, as of March 31, 2002, the Company had one open collar contract with a third party whereby a minimum floor price and maximum ceiling price are contracted and applied to related contract volumes. This agreement in effect for May 2002 is for gas volume of 5,000 MMBtu per day at ceiling and floor prices of $2.50 and $2.35, respectively. At March 31, 2002, the Company recognized a liability of $579,000 related to these derivative instruments, which have been designated as cash flow hedges.

Unearned Deferred Compensation

In April 2001, the original owners, (the "Original Owners") of American Explorer L.L.C. entered into an agreement with an officer of the Company whereby the Original Owners granted to the officer an option to acquire, at a fixed price, certain of the shares the Original Owners were issued in the September 1, 1998 merger and reorganization (the "Merger"). As the fixed price of the April grant was below the market price as of the date of grant, the Company is recognizing non-cash compensation expense over the three-year vesting period of the option. In addition, the Original Owners granted to the officer an interest in a portion of the 1,667,001 shares of common stock issuable pursuant to the Contingent Stock Issue Rights (the "CSIRs") issued to the Original Owners in the Merger, if any, that might be issued. This agreement is similar to agreements previously entered into with two other officers of the Company. Non-cash compensation expense is being recognized for the common stock issuable pursuant to the CSIRs granted to the three officers over the three-year vesting period based on the fair value of the common stock issuable pursuant to the CSIRs in May 2001, when the common stock issuable pursuant to the CSIRs was issued to the Original Owners. The Company has recorded the effects of the transactions as deferred compensation until fully amortized. The Company recorded non-cash compensation expense of $86,000 during the quarter ended March 31, 2002, which is included in general and administrative expense.

Public Offering

During February and March 2002, the Company completed the offering of 5,193,600 shares of its common stock. The shares were sold to the public for $4.40 per share. After underwriting discounts, the Company realized proceeds of approximately $21.9 million.

NOTE 6 DISPOSITION OF PROPERTY

On March 1, 2002, the Company closed the sale of its interest in Valentine Field for $18.6 million. The transaction had an effective date of January 1, 2002. At December 31, 2001, the Company's independent reservoir engineering firm attributed 7.3 Bcfe of proved reserves net to the Company's interest in this field. Consistent with the full cost method of accounting, the Company did not recognize any gain or loss as a result of this sale. The proceeds were treated as a reduction of the full cost pool through an increase in accumulated depreciation, depletion and amortization.

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

The Company's business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region. At March 31, 2002, the Company operated approximately 95% of all of its proved reserves. For the three months ended March 31, 2002, approximately 37% of the Company's equivalent production was oil and 63% was natural gas.

RESULTS OF OPERATIONS

The following table (unaudited) sets forth certain operating information with respect to our oil and gas operations for the periods noted:

                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                      2002               2001
                                                   ----------         ----------
Production:
  Oil (Bbls)                                          234,508            139,080
  Gas (Mcf)                                         2,384,964          1,190,478
  Total Production (Mcfe)                           3,792,012          2,024,958

Sales:
  Total oil sales                                  $4,853,441         $3,894,810
  Total gas sales                                   5,655,498          8,450,214

Average sales prices:
  Oil (per Bbl)                                    $    20.70         $    28.00
  Gas (per Mcf)                                          2.37               7.10
  Per Mcfe                                               2.77               6.10

The Company incurred a net loss of $364,000 for the period ended March 31, 2002. Net income totaled $4,141,000 for the quarter ended March 31, 2001. The results are attributable to the following components:

PRODUCTION. Oil production in 2002 increased 69% over the three months ended March 31, 2001. Natural gas production in 2002 increased 100% over the three months ended March 31, 2001. On an Mcfe basis, production for the first quarter increased 87% over the same period in 2001. The increase in 2002 production volumes, as compared to 2001, was primarily due to our 77% drilling success rate during 2001.

PRICES. The average oil price per Bbl for the three months ended March 31, 2002 was $20.70, as compared to $28.00 for the same period in 2001. Average gas price per Mcf was $2.37 for the first quarter ended March 31, 2002, as compared to $7.10 for the same period in 2001. Stated on a Mcfe basis, unit prices received during the first three months of 2002 were 55% lower than the prices received during the comparable 2001 period.

REVENUE. Oil and gas sales during the first quarter ended March 31, 2002 decreased to $10,509,000, as compared to first quarter 2001 revenues of $12,345,000. The decrease in commodity prices, partially offset by a growth in production volumes, resulted in a decrease in revenue.

EXPENSES. Lease operating expenses for the first quarter of 2002 increased to $2,349,000 from $1,248,000 during the first quarter 2001. The increase for the quarter ended March 31, 2002, as compared to the same period in 2001 is primarily due to the 87% increase in production on a Mcfe basis. On a Mcfe basis, lease operating expenses remained flat at $0.62 per Mcfe for the quarters ended March 31, 2002 and 2001, respectively.

General and administrative expenses during the first quarter of 2002 totaled $1,200,000 as compared to expenses of $661,000 during the 2001 quarter, net of amounts capitalized of $925,000 and $622,000, respectively. The increase in general and administrative expenses is primarily due to a 20% increase in staffing levels related to the generation of prospects, exploration for oil and gas reserves and operation of properties. Additionally, we have recognized $86,000 of non-cash compensation expense during the quarter ended March 31, 2002.

Depreciation, depletion and amortization ("DD&A") expense for the three-month period ended March 31, 2002 increased 112% from the 2001 period. The rise in DD&A is primarily due to increased production from bringing new wells on-line since the first quarter of 2001. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the first quarter of 2002 was $1.87 per Mcfe as compared to $1.65 per Mcfe for the same period in 2001. The increase in 2002 as compared to 2001 is due primarily to the significant capital and future development costs related to our offshore projects.

Interest expense, net of amounts capitalized on unevaluated prospects, decreased $255,000 during the first quarter ended March 31, 2002, as compared to same period in 2001. The decrease is the result of a decrease in our debt outstanding, as well as a decrease in the average interest rates. We capitalized $164,000 and $300,000 of interest during the three months ended March 31, 2002 and 2001, respectively.

We recorded an income tax benefit of $195,000 during the three month period ended March 31, 2002. Income tax expense of $2,433,000 was recognized during the three months ended March 31, 2001. The decrease in taxes is due to our operating loss incurred during the three months ended March 31, 2002. We have provided for income taxes at a 35% rate.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our exploration and development activities to date principally through cash flow from operations, bank borrowings, and private and public offerings of our common stock. Net cash flow from operations before working capital changes during the three-month periods decreased from $10,277,000 in 2001 to $6,745,000 in 2002, respectively. This decrease is primarily a result of decreases in commodity prices during 2002. These decreases in commodity prices caused lower revenues and operating cash flows during the current year. However, the working capital deficit (before considering debt) decreased from $(10.4) million at December 31, 2001 to $(9.1) million at March 31, 2002. The proceeds from our recent underwritten public offering and the sale of the Valentine Field discussed below have reduced our working capital deficit (before considering debt) and significantly reduced the balance due on our credit facility.

During February and March 2002, we completed the offering of 5,193,600 shares of our common stock. The shares were sold to the public for $4.40 per share. After underwriting discounts, we realized proceeds of approximately $21.9 million.

On March 1, 2002, we closed the sale of our interest in Valentine Field for $18.6 million. The transaction had an effective date of January 1, 2002. At December 31, 2001, our independent reservoir engineering firm attributed 7.3 Bcfe of proved reserves net to our interest in this field. Consistent with the full cost method of accounting, we did not recognize any gain or loss as a result of this sale. The proceeds were treated as a reduction of the full cost pool.

PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $100 million revolving credit facility with Hibernia National Bank, Royal Bank of Canada and Union Bank of California, N.A. which permits us to borrow amounts from time to time based on our available borrowing base as determined in the credit facility. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under this credit facility is based upon the valuation on March 31 and September 30 of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. We or the lenders may also request additional borrowing base redeterminations. On April 30, 2002, the borrowing base under the credit facility was adjusted to $27 million and is subject to quarterly reductions of $5 million commencing on July 31, 2002.

Outstanding balances on the revolving credit facility bear interest at either the prime rate (plus 0.375% per year whenever the borrowing base usage under the credit facility is greater than or equal to 90%) or the Eurodollar rate plus a margin (based on a sliding scale of 1.625% to 2.375% depending on borrowing base usage). The credit facility also allows us to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum. At March 31, 2002, we had $2 million of borrowings and a $2.6 million letter of credit issued pursuant to the credit facility.

The credit facility contains covenants and restrictions common to borrowings of this type, including maintenance of certain financial ratios. We were in compliance with all of our covenants at March 31, 2002. The credit facility matures on June 30, 2004.

We have an exploration and development program budget for the year 2002 which will require significant capital. Our budget for direct capital for new projects in 2002 is approximately $40-$45 million of which approximately $11.9 million has been incurred as of March 31, 2002. Our management believes the cash flows from operations and available borrowing capacity under our credit facility will be sufficient to fund remaining planned 2002 exploration and development activities. In the future, our exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, or joint venture arrangements with industry partners. There can be no assurances that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the Company's estimate of the sufficiency of its existing capital sources, its ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions and in projecting future rates of production, the timing of development expenditures and drilling of wells, and the operating hazards attendant to the oil and gas business. In particular, careful consideration should be given to cautionary statements made in the various reports the Company has filed with the Securities and Exchange Commission. The Company undertakes no duty to update or revise these forward-looking statements.

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

The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for the remaining nine months of 2002, a 10% change in the prices the Company receives for its crude oil and natural gas production would have an approximate $3.6 million impact on the Company's revenues.

In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. As of March 31, 2002, the Company had open fixed price swap contracts with third parties, whereby a fixed price has been established for certain periods. These agreements in effect for April 2002 are for gas volume of 10,000 MMBtu per day at a weighted average price of $2.32. Additionally, as of March 31, 2002, the Company had one open collar contract with a third party whereby a minimum floor price and maximum ceiling price are contracted and applied to related contract volumes. This agreement in effect for May 2002 is for gas volume of 5,000 MMBtu per day at ceiling and floor prices of $2.50 and $2.35, respectively. At March 31, 2002, the Company recognized a liability of $579,000 related to these derivative instruments.

During the fourth quarter of 2001, we entered into three $5 million interest rate swaps covering our floating rate debt. The swaps which are for one, two and three year periods have fixed interest rates of 2.78%, 2.78%-4.56% and 3.05%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through other income in our income statement. At March 31, 2002, the Company recognized a liability of $67,000 related to these derivative instruments.

The Company also evaluated the potential effect that reasonably possible near term changes may have on the Company's credit facility. Debt outstanding under the facility is subject to a floating interest rate and represents 100% of the Company's total debt as of March 31, 2002. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of March 31, 2002 and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remaining nine months of 2002 is approximately $8,000.

                                     PART II

Item 1. LEGAL PROCEEDINGS

           NONE.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           NONE.

Item 3. DEFAULTS UPON SENIOR SECURITIES

           NONE.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE.

Item 5. OTHER INFORMATION

           NONE.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

           NONE.

       (b) Reports on Form 8-K:

           The Company filed a report on Form 8-K on January 4, 2002 relating to an officer appointment.

           The Company filed a report on Form 8-K on February 6, 2002 relating to drilling results at its Chenin Blanc Prospect.

           The Company filed a report on Form 8-K on February 15, 2002 relating to an underwritten public offering.

           The Company filed a report on Form 8-K on February 20, 2002 relating to closing of an underwritten public offering.

           The Company filed a report on Form 8-K on February 26, 2002 relating to its reserves.

           The Company filed a report on Form 8-K on February 27, 2002 relating to its 2001 year-end and fourth quarter results.

           The Company filed a report on Form 8-K on March 4, 2002 relating to the sale of Valentine Field for $18.6 million.

           The Company filed a report on Form 8-K on March 11, 2002 relating to the exercise of an over-allotment option to purchase shares of its common stock.

           The Company filed a report on Form 8-K on March 21, 2002 relating to the announcement of the Company being the apparent high bidder on 2 blocks in the shallow waters of the Central Gulf of Mexico in the March 20, 2002 OCS Sale 182 conducted in New Orleans, Louisiana.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PETROQUEST ENERGY, INC.

Date: May 13, 2002                     By: /s/ Michael O. Aldridge
      ------------------------             -------------------------------------
                                           Michael O. Aldridge
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Authorized Officer and Principal
                                           Financial and Accounting Officer)