Form 10-Q
period 2002-06-30
PETROQUEST ENERGY INC
filed 2002-08-02
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended: June 30, 2002
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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


         As of July 31, 2002, there were 37,852,394 shares of the registrant's common stock, par value $.001 per share, outstanding.

                             PETROQUEST ENERGY, INC.


                                Table of Contents


Part I.  Financial Information                                                                              Page No.

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                      June 30, 2002 and December 31, 2001.....................................................    3

                  Consolidated Statements of Operations for the
                      Three and Six Months Ended  June 30, 2002 and 2001......................................    4

                  Consolidated Statements of Cash Flows for the
                      Six Months Ended June 30, 2002 and 2001................................................     5

                  Notes to Consolidated Financial Statements..................................................    6

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........................................    9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................    12

Part II. Other Information

         Item 1.  Legal Proceedings...........................................................................   12

         Item 2.  Changes in Securities and Use of Proceeds...................................................   12

         Item 3.  Defaults upon Senior Securities.............................................................   12

         Item 4.  Submission of Matters to a Vote of Security Holders........................................    12

         Item 5.  Other Information...........................................................................   13

         Item 6.  Exhibits and Reports on Form 8-K............................................................   13

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (Amounts in Thousands)

                                                                             June 30,        December 31,
                                                                               2002              2001
                                                                           ------------      ------------
                                                                           (unaudited)
                                  ASSETS
Current assets:
        Cash and cash equivalents                                          $        847      $      1,063
        Oil and gas revenue receivable                                            4,939             5,582
        Joint interest billing receivable                                         1,536             4,609
        Other current assets                                                        767               135
                                                                           ------------      ------------
Total current assets                                                              8,089            11,389
                                                                           ------------      ------------

Oil and gas properties:
        Oil and gas properties, full cost method                                181,495           150,726
        Unevaluated oil and gas properties                                       14,447            14,682
        Accumulated depreciation, depletion and amortization                    (95,210)          (64,379)
                                                                           ------------      ------------
Oil and gas properties, net                                                     100,732           101,029
                                                                           ------------      ------------

Plugging and abandonment escrow                                                     715             1,034

Other assets, net of accumulated depreciation and amortization
        of $2,524 and $2,144, respectively                                        1,417             1,187
                                                                           ------------      ------------

Total assets                                                               $    110,953      $    114,639
                                                                           ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities                           $     18,152      $     19,749
        Advances from co-owners                                                   2,337             2,044
        Current portion of long-term debt                                         4,600               329
                                                                           ------------      ------------
Total current liabilities                                                        25,089            22,122
                                                                           ------------      ------------

Long-term debt                                                                    4,400            19,000

Debt subsequently refinanced                                                         --            14,000

Deferred income taxes                                                             4,696             4,690

Other liabilities                                                                   555               612

Commitments and contingencies                                                        --                --

Stockholders' equity:
        Common stock, $.001 par value; authorized 75,000
          shares; issued and outstanding 37,851 and 32,530
          shares, respectively                                                       38                33
        Paid-in capital                                                          86,013            64,083
        Other comprehensive income                                                   --                --
        Unearned deferred compensation                                             (510)             (682)
        Accumulated deficit                                                      (9,328)           (9,219)
                                                                           ------------      ------------
Total stockholders' equity                                                       76,213            54,215
                                                                           ------------      ------------

Total liabilities and stockholders' equity                                 $    110,953      $    114,639
                                                                           ============      ============

          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                  (Amounts in Thousands, Except Per Share Data)

                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                       June 30,
                                                            --------------------------     --------------------------
                                                               2002            2001           2002            2001
                                                            ----------      ----------     ----------      ----------
Revenues:
        Oil and gas sales                                   $   11,357      $   14,590     $   21,866      $   26,935
        Interest and other income                                 (255)            298           (268)            506
                                                            ----------      ----------     ----------      ----------
                                                                11,102          14,888         21,598          27,441
                                                            ----------      ----------     ----------      ----------

Expenses:
        Lease operating expenses                                 2,404           1,908          4,752           3,156
        Production taxes                                           120             243            322             505
        Depreciation, depletion and amortization                 6,627           4,848         13,722           8,190
        General and administrative                               1,542           1,255          2,743           1,916
        Interest expense                                            17             517            227             983
                                                            ----------      ----------     ----------      ----------
                                                                10,710           8,771         21,766          14,750
                                                            ----------      ----------     ----------      ----------

Income (loss) from operations                                      392           6,117           (168)         12,691

        Income tax expense (benefit)                               137           2,263            (59)          4,696

Net income (loss)                                           $      255      $    3,854     $     (109)     $    7,995
                                                            ==========      ==========     ==========      ==========

Earnings (loss) per common share:
        Basic                                               $     0.01      $     0.12     $     0.00      $     0.26
                                                            ==========      ==========     ==========      ==========
        Diluted                                             $     0.01      $     0.11     $     0.00      $     0.24
                                                            ==========      ==========     ==========      ==========

Weighted average number of common shares:
        Basic                                                   37,883          31,737         36,287          31,125
                                                            ==========      ==========     ==========      ==========
        Diluted                                                 40,188          34,376         36,287          33,637
                                                            ==========      ==========     ==========      ==========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (Amounts in Thousands)

                                                                            Six Months Ended
                                                                                June 30,
                                                                       --------------------------
                                                                          2002            2001
                                                                       ----------      ----------
Cash flows from operating activities:
Net income (loss)                                                      $     (109)     $    7,995
Adjustments to reconcile net income to net cash provided by
  operating activities:
        Deferred tax expense (benefit)                                        (59)          4,696
        Depreciation, depletion and amortization                           13,722           8,190
        Amortization of debt issuance costs                                   169             851
        Compensation expense                                                  172             180
        Derivative mark to market                                             240            (294)
Changes in working capital accounts:
        Accounts receivable                                                   643          (2,367)
        Joint interest billing receivable                                   3,073           5,134
        Other assets                                                         (612)           (697)
        Accounts payable and accrued liabilities                           (2,996)         (3,132)
        Advances from co-owners                                               293          (4,083)
        Plugging and abandonment escrow                                       319            (120)
        Other                                                                (687)            364
                                                                       ----------      ----------

Net cash provided by operating activities                                  14,168          16,717
                                                                       ----------      ----------

Cash flows from investing activities:
        Investment in oil and gas properties                              (29,376)        (36,448)
        Sale of oil and gas properties, net                                17,321              --
                                                                       ----------      ----------

Net cash used in investing activities                                     (12,055)        (36,448)
                                                                       ----------      ----------

Cash flows from investing activities:
        Exercise of options and warrants                                      173             491
        Proceeds from borrowings                                            8,000          14,500
        Repayment of debt                                                 (32,329)         (1,463)
        Issuance of common stock, net of expenses                          21,827              --
                                                                       ----------      ----------

Net cash provided by (used in) financing activities                        (2,329)         13,528
                                                                       ----------      ----------

Net decrease in cash and cash equivalents                                    (216)         (6,203)

Cash balance and cash equivalents, beginning of period                 $    1,063      $    7,549
                                                                       ==========      ==========

Cash balance and cash equivalents, end of period                       $      847      $    1,346
                                                                       ==========      ==========

Supplemental disclosure of cash flow information:
        Cash paid during the period for:
                Interest                                               $      425      $      637
                                                                       ==========      ==========
                Income taxes                                           $       --      $       --
                                                                       ==========      ==========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The consolidated financial information for the three- and six-month periods ended June 30, 2002 and 2001, respectively, have been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2002 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

For the six months ended June 30, 2002, 3,476,749 of the Company's options and warrants were not included in the computation of diluted loss per share because the effect of the assumed exercise of these stock options as of the beginning of the year would have an antidilutive effect. Options to purchase 160,000 shares of common stock were outstanding during the three-month period ended June 30, 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares during the periods. These options' exercise prices were between $6.25-$7.65 and expire in 2011. Options to purchase 80,000 and 192,500 shares of common stock were outstanding during the three- and six-month periods ended June 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares during the periods. These options' exercise prices were $7.65 and between $5.89-$7.65, respectively, and expire in 2011.

NOTE 3 LONG-TERM DEBT

PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $100 million revolving credit facility with Hibernia National Bank, Royal Bank of Canada and Union Bank of California, N.A. which permits the Borrower to borrow amounts from time to time based on its available borrowing base as determined in the credit facility. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under this credit facility is based upon the valuation on March 31 and September 30 of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. The Company or the lenders may also request additional borrowing base redeterminations. On April 30, 2002, the borrowing base under the credit facility was adjusted to $27 million and is subject to quarterly reductions of $5 million commencing on July 31, 2002.

Outstanding balances on the revolving credit facility bear interest at either the prime rate (plus 0.375% per year whenever the borrowing base usage under the credit facility is greater than or equal to 90%) or the Eurodollar rate plus a margin (based on a sliding scale of 1.625% to 2.375% depending on borrowing base usage). The credit facility also allows the Company to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum. At June 30, 2002, the Company had $9 million of borrowings and a $2.6 million letter of credit issued pursuant to the credit facility.

The credit facility contains covenants and restrictions common to borrowings of this type, including maintenance of certain financial ratios. The Company was in compliance with all of its covenants at June 30, 2002. The credit facility matures on June 30, 2004.

During the fourth quarter of 2001, the Company entered into three $5 million interest rate swaps covering its floating rate debt. The swaps which are for one, two and three year periods have fixed interest rates of 2.78%, 2.78%-4.56% and 3.05%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through other income in the Company's income statement. At June 30, 2002, the Company recognized a liability of $301,000 related to these derivative instruments.

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

NOTE 5 EQUITY

Other Comprehensive Income

The following table presents a recap of the Company's comprehensive income for the three- and six-month periods ended June 30, 2002 and 2001 (in thousands):

                                                        Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                       ---------------------     ----------------------
                                                         2002         2001         2002          2001
                                                       --------     --------     --------      --------
Net income (loss)                                      $    255     $  3,854     $   (109)     $  7,995
Cumulative effect of change in
        accounting principle, net of taxes                   --          418           --            35
Change in fair value of derivative instrument,
        accounted for as hedges, net of taxes               376           30           --           438
                                                       --------     --------     --------      --------
Comprehensive income (loss)                            $    631     $  4,302     $   (109)     $  8,468

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards No. 133, as amended (SFAS 133). When the conditions specified in SFAS 133 are met, the Company may designate these derivatives as hedges. As of June 30, 2002, the Company had no open commodity hedging contracts.

Unearned Deferred Compensation

In April 2001, the original owners, (the "Original Owners") of American Explorer L.L.C. entered into an agreement with an officer of the Company whereby the Original Owners granted to the officer an option to acquire, at a fixed price, certain of the shares the Original Owners were issued in the September 1, 1998 merger and reorganization (the "Merger"). As the fixed price of the April grant was below the market price as of the date of grant, the Company is recognizing non-cash compensation expense over the three-year vesting period of the option. In addition, the Original Owners granted to the officer an interest in a portion of the 1,667,001 shares of common stock issuable pursuant to the Contingent Stock Issue Rights (the "CSIRs") issued to the Original Owners in the Merger, if any, that might be issued. This agreement is similar to agreements previously entered into with two other officers of the Company. Non-cash compensation expense is being recognized for the common stock issuable pursuant to the CSIRs granted to the three officers over the three-year vesting period based on the fair value of the common stock issuable pursuant to the CSIRs in May 2001, when the common stock issuable pursuant to the CSIRs was issued to the Original Owners. The Company has recorded the effects of the transactions as deferred compensation until fully amortized. The Company recorded non-cash compensation expense of $86,000 and $172,000 during the quarter and six months ended June 30, 2002, respectively, which is included in general and administrative expense. The Company recorded non-cash compensation expense of $180,000 during the quarter and six months ended June 30, 2001.

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

The Company's business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region. At June 30, 2002, the Company operated approximately 95% of all of its proved reserves. For the six months ended June 30, 2002, approximately 39% of the Company's equivalent production was oil and 61% was natural gas.

RESULTS OF OPERATIONS

The following table (unaudited) sets forth certain operating information with respect to our oil and gas operations for the periods noted:

                                                 Three Months Ended                 Six Months Ended
                                                      June 30,                          June 30,
                                            -----------------------------     -----------------------------
                                                2002             2001             2002             2001
                                            ------------     ------------     ------------     ------------
         Production:
           Oil (Bbls)                            217,126          225,462          451,634          364,542
           Gas (Mcf)                           1,916,825        1,854,611        4,301,791        3,045,088
           Total Production (Mcfe)             3,219,581        3,207,383        7,011,595        5,232,340

         Sales:
           Total oil sales                  $  5,539,229     $  6,065,190     $ 10,392,670     $  9,959,999
           Total gas sales                     5,817,365        8,524,812       11,472,862       16,975,026

         Average sales prices:
           Oil (per Bbl)                    $      25.51     $      26.90     $      23.01     $      27.32
           Gas (per Mcf)                            3.03             4.60             2.67             5.57
           Per Mcfe                                 3.53             4.55             3.12             5.15

Net income totaled $255,000 and $3,854,000 for the quarters ended June 30, 2002 and 2001, respectively. Net loss and income totaled $109,000 and $7,995,000 for the six-month periods ended June 30, 2002 and 2001, respectively. The results are attributable to the following components:

PRODUCTION. Oil production in 2002 decreased and increased 4% and 24% over the second quarter and six months ended June 30, 2001, respectively. Natural gas production in 2002 increased 3% and 41% over the second quarter and six months ended June 30, 2001, respectively. On an Mcfe basis, production for the second quarter and six months remained flat and increased 34% over the same periods in 2001, respectively. The increase in production volumes for the six months ended June 30, 2002, as compared to 2001, was primarily due to our 77% drilling success rate during 2001. The decrease in production in the quarter ended June 30, 2002 as compared to the quarter ended March 31, 2002 was due to weather, third party pipeline mechanical problems, unscheduled repairs and maintenance, and certain well performance at the Ship Shoal 72 and Turtle Bayou fields.

PRICES. Average oil prices per Bbl for the second quarter and six months ended June 30, 2002 were $25.51 and $23.01, respectively, as compared to $26.90 and $27.32, respectively, for the same periods in 2001. Average gas prices per Mcf were $3.03 and $2.67, respectively, for the second quarter and six months ended June 30, 2002, as compared to $4.60 and $5.57, respectively, for the same periods in 2001. Stated on a Mcfe basis, unit prices received during the second quarter and six months of 2002 were 22% and 39% lower, respectively, than the prices received during the comparable 2001 periods.

REVENUE. Oil and gas sales during the second quarter and six months ended June 30, 2002 decreased to $11,357,000 and $21,866,000, respectively, as compared to sales of $14,590,000 and $26,935,000, respectively for the same periods in 2001. The decrease in commodity prices, partially offset by a growth in production volumes, resulted in a decrease in revenue.

EXPENSES. Lease operating expenses for the second quarter and six months ended June 30, 2002 increased to $2,404,000 and $4,752,000, respectively, as compared to $1,908,000 and $3,156,000, respectively, for the second quarter and six months ended June 30, 2001. On a Mcfe basis, lease operating expenses for the second quarter and six months ended June 30, 2002 increased to $0.75 and $0.68, respectively, as compared to $0.59 and $0.60, respectively, for the same periods in 2001. The increases during the second quarter and six months ended June 30, 2002, as compared to the same periods in 2001 are primarily due to an increase in the repairs and maintenance at the Ship Shoal 72 Field.

General and administrative expenses during the second quarter and six months ended June 30, 2002 totaled $1,542,000 and $2,743,000, respectively, as compared to expenses of $1,255,000 and $1,916,000, respectively, during the 2001 periods. The Company capitalized $1,043,000 and $1,968,000, respectively, of general and administrative costs during the quarter and six months ended June 30, 2002 as compared to $614,000 and $1,236,000, respectively in the comparable 2001 periods. The increase in general and administrative expenses is primarily due to an increase in staffing levels related to the generation of prospects, exploration for oil and gas reserves and operation of properties. Additionally, we have recognized $86,000 and $172,000, respectively, of non-cash compensation expense during the quarter and six months ended June 30, 2002. We recorded non-cash compensation expense of $180,000 during the quarter and six months ended June 30, 2001.

Depreciation, depletion and amortization ("DD&A") expense for the three- and six-month periods ended June 30, 2002 increased 37% and 68%, respectively, from the 2001 periods. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the second quarter of 2002 was $2.06 per Mcfe as compared to $1.51 per Mcfe for the same period in 2001. The DD&A rate for the six months ended June 30, 2002 was $1.96 per Mcfe compared to $1.57 per Mcfe for the same period in 2001. The increase in 2002 as compared to 2001 is due primarily to the significant capital and future development costs related to our offshore projects, as well as drilling costs in excess of previous estimates during the previous twelve months.

Interest expense, net of amounts capitalized on unevaluated prospects, decreased $500,000 and $756,000 during the second quarter and six months ended June 30, 2002, respectively, as compared to same periods in 2001. The decreases are the result of a decrease in the average debt levels and interest rates during the current year. We capitalized $144,000 and $308,000 of interest during the three months ended June 30, 2002 and 2001, respectively, and $307,000 and $608,000 during the six months ended June 30, 2002 and 2001, respectively.

Income tax expense (benefit) of $137,000 and $(59,000) was recognized during the second quarter and six months ended June 30, 2002, respectively, as compared to $2,263,000 and $4,696,000 during the same periods of 2001. The decreases are the result of a decrease in the operating profit during the current year. We provide for income taxes at a statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our exploration and development activities to date principally through cash flow from operations, bank borrowings, and private and public offerings of our common stock. Net cash flow from operations before working capital changes during the six-month periods ended June 30, 2002 decreased from $21,618,000 in 2001 to $14,135,000 in 2002. This decrease is primarily a result of decreases in commodity prices during 2002. These decreases in commodity prices caused lower revenues and operating cash flows during the current year. The working capital deficit (before considering debt) increased from $(10.4) million at December 31, 2001 to $(12.4) million at June 30, 2002. The increase in our working capital deficit is due to a decrease in our receivables as a result of lower commodity prices and higher capital expenditures resulting from increased drilling activity.

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

PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $100 million revolving credit facility with Hibernia National Bank, Royal Bank of Canada and Union Bank of California, N.A. which permits us to borrow amounts from time to time based on our available borrowing base as determined in the credit facility. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under this credit facility is based upon the valuation on March 31 and September 30 of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. We or the lenders may also request additional borrowing base redeterminations. On April 30, 2002, the borrowing base under the credit facility was adjusted to $27 million and is subject to quarterly reductions of $5 million commencing on July 31, 2002. Based on the results of our recently drilled wells, we expect that our borrowing base will be adjusted upward at the September 30, 2002 redetermination. As of August 2, 2002, the borrowing base under the credit facility was $22 million.

Outstanding balances on the revolving credit facility bear interest at either the prime rate (plus 0.375% per year whenever the borrowing base usage under the credit facility is greater than or equal to 90%) or the Eurodollar rate plus a margin (based on a sliding scale of 1.625% to 2.375% depending on borrowing base usage). The credit facility also allows us to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum. At June 30, 2002, we had $9 million of borrowings and a $2.6 million letter of credit issued pursuant to the credit facility.

The credit facility contains covenants and restrictions common to borrowings of this type, including maintenance of certain financial ratios. We were in compliance with all of our covenants at June 30, 2002. The credit facility matures on June 30, 2004.

We have an exploration and development program budget for the year 2002 which will require significant capital. Our budget for direct capital for new projects in 2002 is approximately $45-50 million of which approximately $29 million has been incurred as of June 30, 2002. Our management believes the cash flows from operations and anticipated available borrowing capacity under our credit facility will be sufficient to fund remaining planned 2002 exploration and development activities. In the future, our exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, or joint venture arrangements with industry partners. There can be no assurances that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities.

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

The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for the remaining six months of 2002, a 10% change in the prices the Company receives for its crude oil and natural gas production would have an approximate $2.1 million impact on the Company's revenues.

In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. The Company had no open commodity hedging contracts as of June 30, 2002.

During the fourth quarter of 2001, we entered into three $5 million interest rate swaps covering our floating rate debt. The swaps which are for one, two and three year periods have fixed interest rates of 2.78%, 2.78%-4.56% and 3.05%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through other income in our income statement. At June 30, 2002, the Company recognized a liability of $301,000 related to these derivative instruments.

The Company also evaluated the potential effect that reasonably possible near term changes may have on the Company's credit facility. Debt outstanding under the facility is subject to a floating interest rate and represents 100% of the Company's total debt as of June 30, 2002. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of June 30, 2002 and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remaining six months of 2002 is approximately $17,000.

                                     PART II

Item 1. LEGAL PROCEEDINGS

                  NONE.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  NONE.

Item 3. DEFAULTS UPON SENIOR SECURITIES

                  NONE.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 30, 2002, an annual meeting of stockholders of the Company was held. The holders of 30,373,129 shares of Common Stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

                                     Number of Votes  Number of Votes
Name                                       For           Withheld
----                                 --------------   ---------------
Charles T. Goodson                      28,225,359        2,147,770
Alfred J. Thomas, III                   28,225,331        2,147,798
Ralph J. Daigle                         28,225,331        2,147,798
Michael O. Aldridge                     28,225,359        2,147,770
William W. Rucks, IV                    30,211,824          161,305
Jay B. Langner                          30,211,796          161,333
E. Wayne Nordberg                       30,211,796          161,333

Item 5. OTHER INFORMATION

                  NONE.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit 99.1, Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

                  Exhibit 99.2, Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K:

                  The Company filed a report on Form 8-K on April 8, 2002 relating to the move of its headquarters.

                  The Company filed a report on Form 8-K on May 1, 2002 relating to first quarter 2002 results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PETROQUEST ENERGY, INC.

Date: August 2, 2002                       By: /s/ Michael O. Aldridge
      --------------------                     ---------------------------------
                                               Michael O. Aldridge
                                               Senior Vice President, Chief
                                               Financial Officer and Treasurer
                                               (Authorized Officer and Principal
                                               Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   99.1                  Certification Pursuant To 18 U.S.C. Section 1350, As
                         Adopted Pursuant To Section 906 Of The Sarbanes-Oxley
                         Act Of 2002

   99.2                  Certification Pursuant to 18 U.S.C. Section 1350, As
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002