Form 10-Q
period 2002-09-30
PETROQUEST ENERGY INC
filed 2002-11-14
CIK 872248

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended: September 30, 2002

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


         As of November 8, 2002, there were 42,852,394 shares of the registrant's common stock, par value $.001 per share, outstanding.

                             PETROQUEST ENERGY, INC.

                                Table of Contents

                                                                                                           Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                      September 30, 2002 and December 31, 2001................................................    3

                  Consolidated Statements of Operations for the
                      Three and Nine Months Ended September 30, 2002 and 2001.................................    4

                  Consolidated Statements of Cash Flows for the
                      Nine Months Ended September 30, 2002 and 2001..........................................     5

                  Notes to Consolidated Financial Statements..................................................    6

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........................................    9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................    13

         Item 4.  Controls and Procedures....................................................................    13

Part II. Other Information

         Item 1.  Legal Proceedings...........................................................................   14

         Item 2.  Changes in Securities and Use of Proceeds...................................................   14

         Item 3.  Defaults upon Senior Securities.............................................................   14

         Item 4.  Submission of Matters to a Vote of Security Holders........................................    14

         Item 5.  Other Information...........................................................................   14

         Item 6.  Exhibits and Reports on Form 8-K............................................................   14

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (Amounts in Thousands)

                                                                         September 30,       December 31,
                                                                             2002                2001
                                                                         -------------       ------------
                                                                          (unaudited)
                                  ASSETS
Current assets:
        Cash and cash equivalents                                          $     616          $   1,063
        Oil and gas revenue receivable                                         4,213              5,582
        Joint interest billing receivable                                      6,821              4,609
        Other current assets                                                     506                135
                                                                           ---------          ---------
Total current assets                                                          12,156             11,389
                                                                           ---------          ---------

Oil and gas properties:
        Oil and gas properties, full cost method                             201,598            150,726
        Unevaluated oil and gas properties                                    15,069             14,682
        Accumulated depreciation, depletion and amortization                (101,007)           (64,379)
                                                                           ---------          ---------
Oil and gas properties, net                                                  115,660            101,029
                                                                           ---------          ---------

Plugging and abandonment escrow                                                  765              1,034

Other assets, net of accumulated depreciation and amortization
        of $2,684 and $2,144, respectively                                     1,320              1,187
                                                                           ---------          ---------

Total assets                                                               $ 129,901          $ 114,639
                                                                           =========          =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities                           $  27,170          $  19,749
        Advances from co-owners                                                3,920              2,044
        Current portion of long-term debt                                         --                329
                                                                           ---------          ---------
Total current liabilities                                                     31,090             22,122
                                                                           ---------          ---------

Long-term debt                                                                 7,400             19,000
Debt subsequently refinanced                                                   8,600             14,000
Deferred income taxes                                                          5,167              4,690

Other liabilities                                                                555                612

Commitments and contingencies                                                     --                 --

Stockholders' equity:
        Common stock, $.001 par value; authorized 75,000
          shares; issued and outstanding 37,852 and 32,530
          shares, respectively                                                    38                 33
        Paid-in capital                                                       85,987             64,083
        Other comprehensive income                                              (134)                --
        Unearned deferred compensation                                          (424)              (682)
        Accumulated deficit                                                   (8,378)            (9,219)
                                                                           ---------          ---------
Total stockholders' equity                                                    77,089             54,215
                                                                           ---------          ---------

Total liabilities and stockholders' equity                                 $ 129,901          $ 114,639
                                                                           =========          =========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                  (Amounts in Thousands, Except Per Share Data)

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                  September 30,
                                                            ------------------------        ------------------------
                                                              2002            2001            2002            2001
                                                            --------        --------        --------        --------
Revenues:
        Oil and gas sales                                   $ 11,220        $ 15,611        $ 33,085        $ 42,546
        Interest and other income                               (196)           (143)           (462)            363
                                                            --------        --------        --------        --------
                                                              11,024          15,468          32,623          42,909
                                                            --------        --------        --------        --------

Expenses:
        Lease operating expenses                               2,487           1,984           7,240           5,140
        Production taxes                                         119             317             441             822
        Depreciation, depletion and amortization               5,916           7,223          19,638          15,413
        General and administrative                             1,016           1,264           3,758           3,179
        Interest expense                                          25             699             252           1,682
                                                            --------        --------        --------        --------
                                                               9,563          11,487          31,329          26,236
                                                            --------        --------        --------        --------
Income from operations                                         1,461           3,981           1,294          16,673

        Income tax expense                                       511           1,473             453           6,170
                                                            --------        --------        --------        --------
Net income                                                  $    950        $  2,508        $    841        $ 10,503
                                                            ========        ========        ========        ========

Earnings per common share:
        Basic                                               $   0.03        $   0.08        $   0.02        $   0.33
                                                            ========        ========        ========        ========
        Diluted                                             $   0.02        $   0.07        $   0.02        $   0.31
                                                            ========        ========        ========        ========

Weighted average number of common shares:
        Basic                                                 37,852          32,471          36,815          31,579
                                                            ========        ========        ========        ========
        Diluted                                               39,820          34,875          38,575          33,602
                                                            ========        ========        ========        ========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (Amounts in Thousands)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       ------------------------
                                                                                         2002            2001
                                                                                       --------        --------
Cash flows from operating activities:
Net income                                                                             $    841        $ 10,503
Adjustments to reconcile net income to net cash provided by
  operating activities:
        Deferred tax expense                                                                453           6,170
        Depreciation, depletion and amortization                                         19,638          15,413
        Amortization of debt issuance costs                                                 209           1,294
        Compensation expense                                                                259             266
        Derivative mark to market                                                           429             (13)
Changes in working capital accounts:
        Accounts receivable                                                               1,370          (1,179)
        Joint interest billing receivable                                                (2,213)          4,201
        Other assets                                                                       (673)           (958)
        Accounts payable and accrued liabilities                                          4,695            (627)
        Advances from co-owners                                                           1,877          (2,356)
        Plugging and abandonment escrow                                                     268            (263)
        Other                                                                              (428)            273
                                                                                       --------        --------

Net cash provided by operating activities                                                26,725          32,724
                                                                                       --------        --------

Cash flows from investing activities:
        Investment in oil and gas properties                                            (49,169)        (52,893)
        Sale of oil and gas properties, net                                              17,321              --
                                                                                       --------        --------

Net cash used in investing activities                                                   (31,848)        (52,893)
                                                                                       --------        --------

Cash flows from investing activities:
        Exercise of options and warrants                                                    178             663
        Proceeds from borrowings                                                         15,000          25,000
        Repayment of debt                                                               (32,329)         (8,963)
        Issuance of common stock, net of expenses                                        21,827              --
                                                                                       --------        --------

Net cash provided by (used in) financing activities                                       4,676          16,700
                                                                                       --------        --------

Net decrease in cash and cash equivalents                                                  (447)         (3,469)

Cash balance and cash equivalents, beginning of period                                 $  1,063        $  7,549
                                                                                       ========        ========

Cash balance and cash equivalents, end of period                                       $    616        $  4,080
                                                                                       ========        ========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
                Interest                                                               $    554        $  1,086
                                                                                       ========        ========
                Income taxes                                                           $     --        $     --
                                                                                       ========        ========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   BASIS OF PRESENTATION

The consolidated financial information for the three- and nine-month periods ended September 30, 2002 and 2001, respectively, have been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2002 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

NOTE 2   EARNINGS PER SHARE

Basic earnings or loss per common share was computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the relevant periods. Diluted earnings or loss per common share is determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered dilutive computed using the treasury stock method.

Options to purchase 572,751 and 273,667 shares of common stock were outstanding during the three- and nine-month periods ended September 30, 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares during the periods. These options' exercise prices were between $4.95-$7.65 and between $5.56-$7.65, respectively, and expire in 2011-2012. Options to purchase 80,000 and 180,000 shares of common stock were outstanding during the three- and nine-month periods ended September 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares during the periods. These options' exercise prices were $7.65 and between $5.89-$7.65, respectively, and expire in 2011.

NOTE 3   LONG-TERM DEBT

PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $100 million revolving credit facility with a group of three banks which permits the Borrower to borrow amounts from time to time based on its available borrowing base as determined in the credit facility. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under this credit facility is based upon the valuation on March 31 and September 30 of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. The Company or the lenders may also request additional borrowing base redeterminations. On September 30, 2002, the borrowing base under the credit facility was adjusted to $25 million and is subject to quarterly reductions of $5 million commencing on January 31, 2003.

Outstanding balances on the revolving credit facility bear interest at either the prime rate (plus 0.375% per year whenever the borrowing base usage under the credit facility is greater than or equal to 90%) or the Eurodollar rate plus a margin (based on a sliding scale of 1.625% to 2.375% depending on borrowing base usage). The credit facility also allows the Company to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum. At September 30, 2002, the Company had $16 million of borrowings and a $2.6 million letter of credit issued pursuant to the credit facility.

The credit facility contains covenants and restrictions common to borrowings of this type, including maintenance of certain financial ratios. The Company was in compliance with all of its covenants at September 30, 2002. The credit facility matures on June 30, 2004.

During the fourth quarter of 2001, the Company entered into three $5 million interest rate swaps covering its floating rate debt. The swaps, which are for one, two and three year periods, have fixed interest rates of 2.78%, 2.78%-4.56% and 3.05%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through other income in the Company's income statement. At September 30, 2002, the Company recognized a liability of $490,000 related to these derivative instruments.

NOTE 4   NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The Company currently records its plugging and abandonment costs, net of salvage value, with respect to its natural gas and oil properties as additional depreciation, depletion and amortization expense using the units-of-production method. This statement will require the Company to recognize a liability for the fair value of its plugging and abandonment liability, excluding salvage value, with the associated costs as part of its natural gas and oil property balance. The Company is still evaluating the future financial effects of adopting SFAS No. 143 and expects to adopt the standard effective January 1, 2003.

NOTE 5   EQUITY

Other Comprehensive Income

The following table presents a recap of the Company's comprehensive income for the three- and nine-month periods ended September 30, 2002 and 2001 (in thousands):

                                                              Three Months Ended                Nine Months Ended
                                                                  September 30,                    September 30,
                                                           ------------------------          ------------------------
                                                            2002             2001             2002             2001
                                                           -------          -------          -------          -------
Net income                                                 $   950          $ 2,508          $   841          $10,503
Cumulative effect of change in
        accounting principle, net of taxes                      --              (21)              --               14
Change in fair value of derivative instrument,
        accounted for as hedges, net of taxes                 (134)             276             (134)             714
                                                           -------          -------          -------          -------
Comprehensive income                                       $   816          $ 2,763          $   707          $11,231



The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards No. 133, as amended (SFAS 133). When the conditions specified in SFAS 133 are met, the Company may designate these derivatives as hedges. As of September 30, 2002, the Company had one fixed price swap contract with a third party, whereby a fixed price has been established for a certain period. This agreement in effect through December 2002 is for oil volume of 25,000 barrels per month at a price of $27.25. At September 30, 2002, the Company recognized a liability of $206,000 related to this derivative instrument, which has been designated as a cash flow hedge.

Unearned Deferred Compensation

In April 2001, the original owners, (the "Original Owners") of American Explorer L.L.C. entered into an agreement with an officer of the Company whereby the Original Owners granted to the officer an option to acquire, at a fixed price, certain of the shares the Original Owners were issued in the September 1, 1998 merger and reorganization (the "Merger"). As the fixed price of the April grant was below the market price as of the date of grant, the Company is recognizing non-cash compensation expense over the three-year vesting period of the option. In addition, the Original Owners granted to the officer an interest in a portion of the 1,667,001 shares of common stock issuable pursuant to the Contingent Stock Issue Rights (the "CSIRs") issued to the Original Owners in the Merger, if any, that might be issued. This agreement is similar to agreements previously entered into with two other officers of the Company. Non-cash compensation expense is being recognized for the common stock issuable pursuant to the CSIRs granted to the three officers over the three-year vesting period based on the fair value of the common stock issuable pursuant to the CSIRs in May 2001, when the common stock issuable pursuant to the CSIRs was issued to the Original Owners. The Company has recorded the effects of the transactions as deferred compensation until fully amortized. The Company recorded non-cash compensation expense of $86,000 and $258,000 during the quarter and nine months ended September 30, 2002, respectively, which is included in general and administrative expense. The Company recorded non-cash compensation expense of $86,000 and $266,000, respectively during the quarter and nine months ended September 30, 2001.

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

NOTE 7   SUBSEQUENT EVENT

Public Offering

During October and November 2002, the Company completed the offering of 5,000,000 shares of its common stock. The shares were sold to the public for $4.25 per share. After underwriting discounts, the Company realized proceeds of approximately $20.4 million. In addition, the Company has granted the underwriter an option to purchase up to an additional 750,000 shares of its common stock by November 29, 2002 to cover over-allotments, which may have been made in connection with the offering.

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

The Company's business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region. At September 30, 2002, the Company operated approximately 95% of all of its proved reserves. For the nine months ended September 30, 2002, approximately 42% of the Company's equivalent production was oil and 58% was natural gas.

CRITICAL ACCOUNTING POLICIES

Full cost method

      The Company uses the full cost method of accounting, which involves capitalizing all acquisition, exploration and development costs. Once incurred, costs are recorded in the full cost pool or in unevaluated properties. Unevaluated property costs are not subject to depletion. The Company reviews its unevaluated costs on an ongoing basis, and the Company expects for such costs to be evaluated in one to three years and transferred to the full cost pool at that time.

      The Company calculates depletion using the units-of-production method. Under this method, the full cost pool and all estimated future development costs are divided by the total amount of proved reserves. This rate is applied to the Company's total production for the period, and the appropriate expense is recorded.

      The Company capitalizes a portion of the interest costs incurred on its debt. Capitalized interest is calculated using the amount of the Company's unevaluated property and its effective borrowing rate. The Company also capitalizes the portion of general and administrative costs that are attributable to its acquisition, exploration and development activities.

      To the extent that total capitalized oil and gas property costs (net of accumulated depreciation, depletion and amortization) exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company could be required to write-down its oil and gas properties if there is a decline in oil and natural gas prices, or downward adjustments are made to its proved reserves.

Reserves

      Oil and gas reserve estimates are prepared by the Company's independent petroleum and geological engineers. Proved reserves, and the cash flows related to these reserves, are estimated based on a combination of historical data and estimates of future activity. Reserve estimates are used in calculating depletion and in preparation of the full cost ceiling test.

Derivative Instruments

      The Company follows SFAS 133 accounting for derivative instruments. The accounting standard requires that the Company record its derivatives at fair market value as of the balance sheet date. The calculations of fair value are estimates of the derivatives future values based on current factors.

         For a more complete discussion of the Company's accounting policies see the Company's Annual Report on Form 10-K for the year ended December 31, 2001, including the financial statements and the notes thereto.

RESULTS OF OPERATIONS

The following table (unaudited) sets forth certain operating information with respect to our oil and gas operations for the periods noted:

                                              Three Months Ended                     Nine Months Ended
                                                  September 30,                         September 30,
                                       -------------------------------         -------------------------------
                                           2002                2001                2002                2001
                                       -----------         -----------         -----------         -----------
Production:
  Oil (Bbls)                               237,167             235,531             688,801             600,073
  Gas (Mcf)                              1,461,924           2,830,053           5,763,714           5,875,142
  Total Production (Mcfe)                2,884,926           4,243,239           9,896,520           9,475,580

Sales:
  Total oil sales                      $ 6,339,813         $ 6,113,127         $16,732,483         $16,073,126
  Total gas sales                        4,879,750           9,497,928          16,352,614          26,472,954

Average sales prices:
  Oil (per Bbl)                        $     26.73         $     25.95         $     24.29         $     26.79
  Gas (per Mcf)                               3.34                3.36                2.84                4.51
  Per Mcfe                                    3.89                3.68                3.36                4.49

Net income totaled $950,000 and $2,508,000 for the quarters ended September 30, 2002 and 2001, respectively. Net income totaled $841,000 and $10,503,000 for the nine-month periods ended September 30, 2002 and 2001, respectively. The results are attributable to the following components:

PRODUCTION. Oil production in 2002 increased 1% and 15% over the third quarter and nine months ended September 30, 2001, respectively. Natural gas production in 2002 decreased 48% and 2% over the third quarter and nine months ended September 30, 2001, respectively. On an Mcfe basis, production for the third quarter and nine months decreased and increased 32% and 4% over the same periods in 2001, respectively. The decrease in production in the quarter ended September 30, 2002 as compared to 2001 was due to weather and certain well performance at the Ship Shoal 72 and Turtle Bayou fields.

PRICES. Average oil prices per Bbl for the third quarter and nine months ended September 30, 2002 were $26.73 and $24.29, respectively, as compared to $25.95 and $26.79, respectively, for the same periods in 2001. Average gas prices per Mcf were $3.34 and $2.84, respectively, for the third quarter and nine months ended September 30, 2002, as compared to $3.36 and $4.51, respectively, for the same periods in 2001. Stated on a Mcfe basis, unit prices received during the third quarter and nine months of 2002 were 6% higher and 26% lower, respectively, than the prices received during the comparable 2001 periods.

REVENUE. Oil and gas sales during the third quarter and nine months ended September 30, 2002 decreased to $11,220,000 and $33,085,000, respectively, as compared to sales of $15,611,000 and $42,546,000, respectively for the same periods in 2001. The decrease in commodity prices and production volumes, resulted in a decrease in revenue.

EXPENSES. Lease operating expenses for the third quarter and nine months ended September 30, 2002 increased to $2,487,000 and $7,240,000, respectively, as compared to $1,984,000 and $5,140,000, respectively, for the third quarter and nine months ended September 30, 2001. On a Mcfe basis, lease operating expenses for the third quarter and nine months ended September 30, 2002 increased to $0.86 and $0.73, respectively, as compared to $.47 and $0.54, respectively, for the same periods in 2001. The increases during the third quarter and nine months ended September 30, 2002, as compared to the same periods in 2001 are primarily due to an increase in the repairs and maintenance at the Ship Shoal 72 Field.

General and administrative expenses during the third quarter and nine months ended September 30, 2002 totaled $1,016,000 and $3,758,000, respectively, as compared to expenses of $1,264,000 and $3,179,000, respectively, during the 2001 periods. The Company capitalized $784,000 and $2,752,000, respectively, of general and administrative costs during the quarter and nine months ended September 30, 2002 as compared to $688,000 and $1,924,000, respectively in the comparable 2001 periods. The increase in general and administrative expenses is primarily due to an increase in staffing levels related to the generation of prospects, exploration for oil and gas reserves and operation of properties. We have recognized $86,000 and $258,000, respectively, of non-cash compensation expense during the quarter and nine months ended September 30, 2002. We recorded non-cash compensation expense of $86,000 and $266,000, respectively, during the quarter and nine months ended September 30, 2001.

Depreciation, depletion and amortization ("DD&A") expense for the three- and nine-month periods ended September 30, 2002 decreased 18% and increased 27%, respectively, from the 2001 periods. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the third quarter of 2002 was $2.05 per Mcfe as compared to $1.70 per Mcfe for the same period in 2001. The DD&A rate for the nine months ended September 30, 2002 was $1.98 per Mcfe compared to $1.63 per Mcfe for the same period in 2001. The increase in 2002 as compared to 2001 is due primarily to the significant capital and future development costs related to our offshore projects, as well as drilling costs in excess of previous estimates during the previous twelve months.

Interest expense, net of amounts capitalized on unevaluated prospects, decreased $674,000 and $1,430,000 during the third quarter and nine months ended September 30, 2002, respectively, as compared to same periods in 2001. The decreases are the result of a decrease in the average debt levels and interest rates during the current year. We capitalized $150,000 and $215,000 of interest during the three months ended September 30, 2002 and 2001, respectively, and $457,000 and $823,000 during the nine months ended September 30, 2002 and 2001, respectively.

Income tax of $511,000 and $453,000 was recognized during the third quarter and nine months ended September 30, 2002, respectively, as compared to $1,473,000 and $6,170,000 during the same periods of 2001. The decreases are the result of a decrease in the operating profit during the current year. We provide for income taxes at a statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our exploration and development activities to date principally through cash flow from operations, bank borrowings, property sales, and private and public offerings of our common stock. Net cash flow from operations before working capital changes during the nine-month periods ended September 30, decreased from $33,633,000 in 2001 to $21,829,000 in 2002. This decrease is primarily a result of decreases in commodity prices during 2002. These decreases in commodity prices caused lower revenues and operating cash flows during the current year. The working capital deficit (before considering debt) increased from $(10.4) million at December 31, 2001 to $(18.9) million at September 30, 2002. The increase in our working capital deficit is due to higher capital expenditures resulting from increased drilling costs at the Berry Lake and other prospects and completion costs for successful wells.

During February and March 2002, we completed the offering of 5,193,600 shares of our common stock. The shares were sold to the public for $4.40 per share. After underwriting discounts, we realized proceeds of approximately $21.9 million.

During October and November 2002, the Company completed the offering of 5,000,000 shares of its common stock. The shares were sold to the public for $4.25 per share. After underwriting discounts, the Company realized proceeds of approximately $20.4 million. In addition, the Company has granted the underwriter an option to purchase up to an additional 750,000 shares of its common stock by November 29, 2002 to cover over-allotments, which may have been made in connection with the offering.

The Company has an effective universal shelf registration statement, relating to the potential public offer and sale by the Company of any combination of debt securities, common stock, preferred stock, depositary shares, and warrants from time to time or when financing needs arise. The registration statement does not provide assurance that the Company will or could sell any such securities.

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

PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $100 million revolving credit facility with a group of three banks which permits us to borrow amounts from time to time based on our available borrowing base as determined in the credit facility. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under this credit facility is based upon the valuation on March 31 and September 30 of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. We or the lenders may also request additional borrowing base redeterminations. On September 30, 2002, the borrowing base under the credit facility was adjusted to $25 million and is subject to quarterly reductions of $5 million commencing on January 31, 2003.

Outstanding balances on the revolving credit facility bear interest at either the prime rate (plus 0.375% per year whenever the borrowing base usage under the credit facility is greater than or equal to 90%) or the Eurodollar rate plus a margin (based on a sliding scale of 1.625% to 2.375% depending on borrowing base usage). The credit facility also allows us to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum. At September 30, 2002, we had $16 million of borrowings and a $2.6 million letter of credit issued pursuant to the credit facility.

The credit facility contains covenants and restrictions common to borrowings of this type, including maintenance of certain financial ratios. We were in compliance with all of our covenants at September 30, 2002. The credit facility matures on June 30, 2004.

Natural gas and oil prices have a significant impact on the Company's cash flows available for capital expenditures and its ability to borrow and raise additional capital. The amount the Company can borrow under its credit facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce. Additionally, the production declines of certain producing wells resulted in lower production in 2002. Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under the credit facility, thus reducing the amount of financial resources available to meet the Company's capital requirements.

We have an exploration and development program budget for the year 2002 which will require significant capital. Our budget for direct capital for new projects in 2002 is approximately $60 million of which approximately $49 million has been incurred as of September 30, 2002. Although we have not determined our budget for direct capital for new projects in 2003, we are currently planning for six wells to be drilled in the first half of 2003, which will expose us to approximately 162 Bcfe of net unrisked reserves along with anticipated development activity on these projects. Our management believes the cash flows from operations, proceeds from our recent offering and anticipated available borrowing capacity under our credit facility will be sufficient to fund remaining planned 2002 and identified 2003 exploration and development activities. In the future, our exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, or joint venture arrangements with industry partners. There can be no assurances that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for the remaining three months of 2002, a 10% change in the prices the Company receives for its crude oil and natural gas production would have an approximate $1.5 million impact on the Company's revenues.

In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. The Company had one fixed price swap contract with a third party, whereby a fixed price has been established for a certain period. This agreement in effect through December 2002 is for oil volume of 25,000 barrels per month at a price of $27.25. At September 30, 2002, the Company recognized a liability of $206,000 related to this derivative instrument, which has been designated as a cash flow hedge.

During the fourth quarter of 2001, we entered into three $5 million interest rate swaps covering our floating rate debt. The swaps, which are for one, two and three year periods, have fixed interest rates of 2.78%, 2.78%-4.56% and 3.05%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through other income in our income statement. At September 30, 2002, the Company recognized a liability of $490,000 related to these derivative instruments.

The Company also evaluated the potential effect that reasonably possible near term changes may have on the Company's credit facility. Debt outstanding under the facility is subject to a floating interest rate and represents 100% of the Company's total debt as of September 30, 2002. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of September 30, 2002 and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remaining three months of 2002 is approximately $15,000.

Item 4.       CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART II

Item 1.       LEGAL PROCEEDINGS

                   On October 9, 2002, the Company's wholly owned subsidiary, PetroQuest Energy, L.L.C. ("PetroQuest Energy"), entered into a settlement agreement with Schlumberger Well Services, a division of Schlumberger Technology Corporation, Dowell, a division of Schlumberger Technology Corporation, Schlumberger Technology Corporation, Petroleum Engineers International, Inc. and Jeff Dunman ("Schlumberger, et al.") relating to lawsuit filed by PetroQuest Energy against Schlumberger, et al. to recover cost overruns which were incurred in the completion of the OCSG-15243 #2 Well located at Eugene Island Block 147. Under the terms of the settlement agreement, the Company received a cash settlement and the parties dismissed their respective lawsuits with prejudice.

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

                  NONE.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

                  NONE.
Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE.

Item 5.        OTHER INFORMATION

                  NONE.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit
Number        Description
-------       -----------
10.1          Fourth Amendment to Amended and Restated Credit Agreement dated
              November 13, 2002 but effective as of September 30, 2002 among
              PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Royal Bank of
              Canada, Union Bank of California, N.A., and Hibernia National
              Bank, a national banking association, individually as a lender and as Administrative Agent.

99.1          Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
              Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

              The Company filed a report on Form 8-K on July 1, 2002, relating to changes in its certifying accountant.

              The Company filed a report on Form 8-K on July 31, 2002, relating to second quarter 2002 results.

              The Company filed a report on Form 8-K on August 15, 2002, relating to a discovery at one of its prospects.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PETROQUEST ENERGY, INC.

Date:  November 14, 2002               By: /s/ Michael O. Aldridge
       ------------------------           --------------------------------------
                                               Michael O. Aldridge
                                               Senior Vice President, Chief
                                               Financial Officer and Treasurer
                                               (Authorized Officer and Principal
                                               Financial and Accounting Officer)

                                 CERTIFICATIONS

         I, Charles T. Goodson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of PetroQuest Energy, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 Date: November 14, 2002            By:  /s/ Charles T. Goodson
                                         ---------------------------------------
                                             Charles T. Goodson
                                             Chairman of the Board and Chief
                                             Executive Officer
                                             (Principal Executive Officer)

         I, Michael O. Aldridge, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of PetroQuest Energy, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002             By: /s/ Michael O. Aldridge
                                        ----------------------------------------
                                            Michael O. Aldridge
                                            Senior Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
------     -----------

10.1       Fourth Amendment to Amended and Restated Credit Agreement dated
           November 13, 2002 but effective as of September 30, 2002 among
           PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Royal Bank of
           Canada, Union Bank of California, N.A., and Hibernia National Bank, a national banking association, individually as a lender and as Administrative Agent.

99.1       Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant
           To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002