Form 10-K
period 2002-12-31
PETROQUEST ENERGY INC
filed 2003-03-14
CIK 872248

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from             to

                         Commission File Number: 019020

                             PETROQUEST ENERGY, INC.
             (Exact name of registrant as specified in its charter)

 State of incorporation: Delaware I.R.S. Employer Identification No. 72-1440714

                     400 E. Kaliste Saloom Road, Suite 6000
                           Lafayette, Louisiana 70508
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (337) 232-7028

        Securities registered pursuant to Section 12(b) of the Act: None


          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, Par Value $.001 Per Share
                         Preferred Stock Purchase Rights
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                                 [X] Yes [ ] No

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $155,451,520 as of June 28, 2002 (based on the last reported sale price of such stock on The Nasdaq National Market System).

         As of March 10, 2003, the registrant had outstanding 42,852,394 shares of Common Stock, par value $.001 per share.

         Document incorporated by reference: Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held on May 7, 2003, which is incorporated into Part III of this Form 10-K.

                                                                                                        Page No.
                                                                                                        --------
                                                      PART I

Item 1.  Business ..................................................................................        1

Item 2.  Properties ................................................................................       16

Item 3.  Legal Proceedings .........................................................................       18

Item 4.  Submission of Matters to a Vote of Security Holders .......................................       18


                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .....................       18

Item 6.  Selected Financial Data ...................................................................       19

Item 7.  Management's Discussion and Analysis of Financial Condition and  Results of Operations ....       20

Item 7A. Quantitative and Qualitative Disclosure About Market Risks ................................       25

Item 8.  Financial Statements and Supplementary Data ...............................................       26

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......       26


                                                     PART III

Item 10. Directors and Executive Officers of the Registrant ........................................       26

Item 11. Executive Compensation ....................................................................       26

Item 12. Security Ownership of Certain Beneficial Owners and Management ............................       26

Item 13. Certain Relationships and Related Transactions ............................................       26

Item 14. Controls and Procedures ...................................................................       26


                                                      PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................       26

         Index to Financial Statements .............................................................       F-1

         This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-K are forward looking statements. These forward looking statements include, without limitation, statements regarding our estimate of the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions and in projecting future rates of production, timing of development expenditures and drilling of wells and the operating hazards attendant to the oil and gas business. Although we believe that the expectations reflected in these forward looking statements are reasonable, we cannot assure you that such expectations reflected in these forward looking statements will prove to have been correct.

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

DEFINED TERMS

         The Company has provided definitions for some of the oil and natural gas industry terms used in this Form 10-K in "Glossary of Oil and Natural Gas Terms" on page 31.

OUR STRATEGY

         Our business strategy is to build shareholder value by increasing per share reserves, production, cash flow and earnings at low finding and development costs through the exploration and development of properties located in the Gulf Coast Basin, either onshore or in shallow waters offshore. We plan to achieve this goal by continuing to:

     o Focus on the Gulf Coast Basin. We have assembled a large acreage position and 3-D seismic database in the Gulf Coast Basin because we believe this area represents one of the most attractive exploration and development regions in North America. We also believe our management and technical team's expertise and experience developed over the last 25 years will allow us to develop attractive reinvestment opportunities that will permit continuing growth.

     o Target under-exploited fields that have low current production levels. Using a rigorous prospect selection process that enables us to leverage our experience and knowledge of the Gulf Coast Basin, we target properties with an established production history and existing infrastructure. These fields have often produced from only shallower sands and contain multiple productive horizons that were not targeted during their initial phase of development. By targeting properties with limited current production, our acquisition costs are typically only a small portion of the total capital we will employ over the life of the project.

     o Emphasize and apply technical expertise. By applying the latest 3-D and other geoscience technologies to under-exploited properties, we believe we can identify opportunities to significantly increase reserves and production from these properties.

     o Operate properties and balance risk. By operating our properties, we can better control the timing and execution of our exploration and development plans. We also balance the risk and reward potential of our prospects by determining our desired working interest and selling the remainder to industry partners on terms where they often agree to pay a disproportionate share of drilling costs relative to their interests. Our management team has developed many successful relationships with major, integrated and large independent producers. We believe these relationships allow us to allocate our capital spending in a way that maximizes return while reducing the inherent risk of exploration activities.

     o Maintain our financial flexibility. We seek to maintain unused borrowing capacity under our bank credit facility in order to take advantage of new opportunities. We also evaluate potential property acquisitions and dispositions, and routinely discuss those opportunities with third parties. While dispositions of producing properties reduce current revenues, sales of properties can provide additional capital for exploration and development of properties that are more important to our long-term growth.

EXPLORATION AND DEVELOPMENT

         The Company is engaged in the exploration, development, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region. As of December 31, 2002, the Company's estimated proved reserves totaled 5,258 MBbl of oil and 37,137 MMcf of natural gas, with pre-tax present value discounted at 10% of the estimated future net revenues based on constant prices in effect at year-end ("discounted cash flow") of $166,048,000. Approximately 62% of the

Company's reserves are proved developed reserves. The Company operates 11 fields representing approximately 95% of the total discounted cash flow attributable to estimated proved reserves.

SIGNIFICANT PROPERTIES

         SHIP SHOAL 72, FEDERAL OUTER CONTINENTAL SHELF WATERS. PetroQuest acquired an 85% working interest in 14,000 acres in the fourth quarter of 2000 and the remaining 15% working interest in this field during 2001. During 2002, the Company drilled and completed five wells, and the field produced approximately 7 Bcfe net to the Company from 11 producing wells. Additional developmental opportunities and exploration potential in a deeper horizon have been identified and are currently being evaluated for future drilling. Current plans call for seven additional developmental wells and three exploratory wells. We may seek to obtain an industry partner in the future development of this property. Reprocessed 3-D data is currently being reviewed for additional opportunities.

         TURTLE BAYOU FIELD, TERREBONNE PARISH, LA. As of December 31, 2002, there are four producing wells in the field in which we hold a working interest. Collectively, the four producing wells averaged approximately 3,060 Mcf of natural gas and 80 barrels of oil per day, net to the Company, for the year ended December 31, 2002. Our working interest varies between 14% and 43% with a weighted average working interest of approximately 34%. PetroQuest acquired a 3-D regional seismic survey shot in 1998, which incorporates the Turtle Bayou Field. As a result of studying this data, six additional prospects with multiple objectives have been identified. The first five wells have been drilled and the Company has completed four of these wells as of December 31, 2002.

         VERMILION BLOCK 376, FEDERAL OUTER CONTINENTAL SHELF WATERS ("FALCON PROSPECT"). The Company and its partners drilled a well on this property in the fourth quarter of 1999 and logged 285 feet of gross hydrocarbon column (136 feet net). An additional well was drilled in the second quarter of 2000 logging 112 feet of gross hydrocarbon pay (74 feet net). PetroQuest is the operator of the project and owns a 43% working interest. During 2000, an approximately 2,500 ton production platform was fabricated and placed in service. During 2002 the field produced at an average rate of approximately 590 Bbls per day of oil and 840 Mcf per day of natural gas, net to the Company.

         BERRY LAKE FIELD, IBERVILLE PARISH, LA. The Company and its partners drilled a well on this property in the third quarter of 2002 and logged approximately 71 feet of net productive sands. The well came on line during the fourth quarter and produced at an average rate for December of approximately 350 Bbls per day of oil and 560 Mcf per day of natural gas, net to the Company.

         EUGENE ISLAND 147, FEDERAL OUTER CONTINENTAL SHELF WATERS. PetroQuest initially had a 25% working interest in this lease and acquired the remaining 75% working interest from a major oil and gas company. A 63.5% working interest was subsequently sold to other oil and gas companies and we currently hold a 36.5% working interest. During 2000, we drilled two successful wells on this offshore block, and 2002 production averaged approximately 2,060 Mcfe per day net to PetroQuest. Additional exploration opportunities have been identified and are currently being evaluated for future drilling.

MARKETS

         PetroQuest's ability to market oil and gas from the Company's wells depends upon numerous factors beyond the Company's control, including:

         o        the extent of domestic production and imports of oil and gas,

         o        the proximity of the gas production to gas pipelines,

         o        the availability of capacity in such pipelines,

         o        the demand for oil and gas by utilities and other end users,

         o        the availability of alternative fuel sources,

         o        the effects of inclement weather,

         o        state and federal regulation of oil and gas production, and

         o federal regulation of gas sold or transported in interstate commerce.

         No assurance can be given that PetroQuest will be able to market all of the oil or gas produced by the Company or that favorable prices can be obtained for the oil and gas PetroQuest produces.

         In view of the many uncertainties affecting the supply and demand for oil, gas and refined petroleum products, the Company is unable to predict future oil and gas prices and demand or the overall effect such prices and demand will have on the Company. For the year ended December 31, 2002, the Company had three customers who accounted for 25%, 22% and 19% of total revenues, respectively. For the year ended December 31, 2001, the Company had four customers who accounted for 19%, 19%, 15% and 13% of total revenues, respectively. For the year ended December 31, 2000, the Company had three customers who accounted for 58%, 15% and 11% of total revenues, respectively. PetroQuest does not believe that the loss of any of the Company's oil or gas purchasers would have a material adverse effect on the Company's operations due to the availability of other purchasers.

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

STATE REGULATIONS

         Most states regulate the production and sale of oil and natural gas, including:

         o        requirements for obtaining drilling permits,

         o        the method of developing new fields,

         o        the spacing and operation of wells,

         o        the prevention of waste of oil and gas resources, and

         o        the plugging and abandonment of wells.

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

EMPLOYEES

         The Company had 57 employees as of December 31, 2002. In addition to the services of its full time employees, the Company utilizes the services of independent contractors to perform certain services. PetroQuest believes that its relationships with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement.

INTERNET WEBSITE

         PetroQuest's Internet website can be found at www.petroquest.com. PetroQuest makes available free of charge, or through the "Financials" section of our Internet website at www.petroquest.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished to the Securities and Exchange Commission.


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

         Our revenues, profitability and future growth, and the carrying value of our oil and natural gas properties, depend to a large degree on prevailing oil and natural gas prices. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depend upon oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to a variety of other factors beyond our control. These factors include:

     o relatively minor changes in the supply of and the demand for oil and natural gas;

     o    market uncertainty;

     o    the level of consumer product demand;

     o    weather conditions in the United States;

     o    the condition of the United States economy;

     o    the action of the Organization of Petroleum Exporting Countries;

     o domestic and foreign governmental regulation, including price controls adopted by the Federal Energy Regulatory Commission;

     o    political instability in the Middle East and elsewhere;

     o    the foreign supply of oil and natural gas;

     o    the price of foreign imports; and

     o    the availability of alternate fuel sources.

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

         This document contains estimates of oil and natural gas reserves, and the future net cash flows attributable to those reserves, prepared by Ryder Scott Company, L.P., our independent petroleum and geological engineers. There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of Ryder Scott. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of:

     o    the available data;

     o    assumptions regarding future oil and natural gas prices;

     o estimated expenditures for future development and exploitation activities; and

     o    engineering and geological interpretation and judgment.

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

         Approximately 38% of our estimated proved reserves are undeveloped. Estimates of undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated.

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

         The availability of markets and the volatility of product prices are beyond our control and represent a significant risk. The marketability of our production depends upon the availability and capacity of natural gas gathering systems, pipelines and processing facilities. The unavailability or lack of capacity of these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Our ability to market oil and natural gas also depends on other factors beyond our control. These factors include:

     o    the level of domestic production and imports of oil and natural gas;

     o    the proximity of natural gas production to natural gas pipelines;

     o    the availability of pipeline capacity;

     o    the demand for oil and natural gas by utilities and other end users;

     o    the availability of alternate fuel sources;

     o    the effect of inclement weather;

     o    state and federal regulation of oil and natural gas marketing; and

     o federal regulation of natural gas sold or transported in interstate commerce.

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

         We operate in the highly competitive areas of oil and natural gas exploration, development and production. Factors that affect our ability to compete successfully in the marketplace include:

     o    the availability of funds and information relating to a property;

     o the standards established by us for the minimum projected return on investment; and

     o    the intermediate transportation of natural gas.

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

     We have historically addressed our long-term liquidity needs through the use of credit facilities, the issuance of equity securities and the use of cash provided by operating activities. We continue to examine the following alternative sources of long-term capital:

     o    borrowings from banks or other lenders;

     o    the issuance of debt securities;

     o    the sale of common stock, preferred stock or other equity securities;

     o    joint venture financing; and

     o    production payments.

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

         Our level of debt affects our operations in several important ways, including the following:

     o a portion of our cash flow from operations is used to pay interest on borrowings;

     o the covenants contained in the agreements governing our debt limit our ability to borrow additional funds or to dispose of assets;

     o the covenants contained in the agreements governing our debt may affect our flexibility in planning for, and reacting to, changes in business conditions;

     o a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;

     o our leveraged financial position may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures;

     o any debt that we incur under our credit facilities will be at variable rates, which could make us vulnerable to increases in interest rates; and

     o a high level of debt will affect our flexibility in planning for or reacting to changes in market conditions.

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

         Our operations are subject to risks inherent in the oil and natural gas industry, such as:

     o unexpected drilling conditions including blowouts, cratering and explosions;

     o    uncontrollable flows of oil, natural gas or well fluids;

     o    equipment failures, fires or accidents;

     o    pollution and other environmental risks; and

     o shortages in experienced labor or shortages or delays in the delivery of equipment.

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

         Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

     o    require the acquisition of permits before drilling commences;

     o restrict the types, quantities and concentration of various substances that can be released into the environment from drilling and production activities;

     o limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;

     o require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells; and

     o impose substantial liabilities for pollution resulting from our operations.

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

         Ownership of working interests and overriding royalty interests in certain of our properties by certain of our officers and directors may create conflicts of interest.

         Certain of our executive officers and directors or their respective affiliates are working interest owners or overriding royalty interest owners in particular properties. In their capacity as working interest owners, they are required to pay their proportionate share of all costs and are entitled to receive their proportionate share of revenues in the normal course of business. As overriding royalty interest owners they are entitled to receive their proportionate share of revenues in the normal course of business. A conflict of interest may exist between us and such officers and directors with respect to the drilling of additional wells or other development operations with respect to these properties.

RISKS RELATING TO OUR COMMON STOCK OUTSTANDING

         Our management controls a significant percentage of our outstanding common stock and their interests may conflict with those of our stockholders.

         Our directors and executive officers and their affiliates beneficially own about 25% of our outstanding common stock at March 7, 2003. If these persons were to act in concert, they would, as a practical matter, be able to effectively control our affairs. This concentration of ownership could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquiror from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of our common stock.

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

         Certain provisions of our certificate of incorporation and bylaws may delay, discourage, prevent or render more difficult an attempt to obtain control of our company, whether through a tender offer, business combination, proxy contest or otherwise. These provisions include:

     o    the charter authorization of "blank check" preferred stock;

     o provisions that directors may be removed only for cause, and then only on approval of holders of a majority of the outstanding voting stock; and

     o a restriction on the ability of stockholders to take actions by written consent.

         In November 2001, our board of directors adopted a shareholder rights plan, pursuant to which uncertificated preferred stock purchase rights were distributed to our stockholders at a rate of one right for each share of common stock held of record as of November 19, 2001. The rights plan is designed to enhance the board's ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect stockholders against attempts to acquire us by means of unfair or abusive takeover tactics. However, the existence of the rights plan may impede a takeover not supported by our board, including a takeover that may be desired by a majority of our stockholders or involving a premium over the prevailing stock price.

NOTICE REGARDING CONSENT OF ARTHUR ANDERSEN LLP

         On June 15, 2002, Arthur Andersen LLP, our former independent auditors, was convicted of federal obstruction of justice. On June 28, 2002, our Board of Directors, upon the approval of its Audit Committee, engaged Ernst & Young, LLP as independent auditors and dismissed Arthur Andersen LLP. After reasonable efforts, we have not been able to obtain the consent of Arthur Andersen LLP to the incorporation by reference of its audit report dated March 7, 2002 into our registration statements on Form S-3 and Form S-8. As permitted under Rule 437a promulgated under the Securities Act of 1933, we have not filed the written consent of Arthur Andersen LLP that would otherwise be required by the Securities Act. Because Arthur Andersen LLP has not consented to the incorporation of reference of their report in these registration statement, you may not be able to recover amounts from Arthur Andersen LLP under Section 11(a) of the Securities Act for any untrue statement of a material fact or any omission to state a material fact, if any, contained in or omitted from our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which are incorporated by reference in these registration statements.


ITEM 2. PROPERTIES

         For a description of the Company's exploration and development activities and its significant properties, see Item 1. Business-Exploration and Development and - Significant Properties.


OIL AND GAS RESERVES

         The following table sets forth certain information about the estimated proved reserves of the Company as of December 31, 2002.

                                                                    Oil (Mbbls)        Gas (MMcfs)
                                                                   ------------       ------------
Proved developed:                                                         4,201             17,409

Proved undeveloped:                                                       1,057             19,728

Total proved:                                                             5,258             37,137

Estimated pre-tax future net cash flows         $216,934,286

Discounted pre-tax future net cash flows        $166,047,752

Standardized measure of discounted future
  net cash flows                                $139,415,797



         Ryder Scott Company, L.P. prepared the estimates of proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31, 2002. Reserves were estimated using oil and gas prices and production and development costs in effect at December 31, 2002 without escalation, and were prepared in accordance with Securities and Exchange Commission regulations regarding disclosure of oil and gas reserve information. The product prices used in developing the above estimates averaged $30.44 per Bbl of oil and $4.48 per MMBtu of gas. Because of the high Btu content of the Company's Gulf Coast gas, this equates to an average price realized of approximately $4.79 per Mcf.

         The Company has not filed any reports with other federal agencies which contain an estimate of total proved net oil and gas reserves.

OIL AND GAS DRILLING ACTIVITY

         The following table sets forth the wells drilled and completed by the Company during the periods indicated. All such wells were drilled in the continental United States:


                                  2002                              2001                              2000
                     -----------------------------     -----------------------------     -----------------------------
                        Gross             Net             Gross             Net             Gross             Net
                     ------------     ------------     ------------     ------------     ------------     ------------
Exploration:
  Productive                    2             1.72                1             0.41                3             1.32
  Non-productive                1             0.50                2             0.68                1             0.40
                     ------------     ------------     ------------     ------------     ------------     ------------
  Total                         3             2.22                3             1.09                4             1.72
                     ============     ============     ============     ============     ============     ============

Development:
  Productive                    5             4.02                9             5.78                3             1.23
  Non-productive                2             0.77                1             0.54                1             0.40
                     ------------     ------------     ------------     ------------     ------------     ------------
  Total                         7             4.79               10             6.32                4             1.63
                     ============     ============     ============     ============     ============     ============



         The Company owned working interests in 31 gross (15.7 net) producing oil and gas wells at December 31, 2002. At December 31, 2002, the Company had one well in progress.

LEASEHOLD ACREAGE

         The following table shows the approximate developed and undeveloped (gross and net) leasehold acreage of the Company as of December 31, 2002:



                                                Leasehold Acreage
                          ---------------------------------------------------------------
                                    Developed                        Undeveloped
                          -----------------------------     -----------------------------
                             Gross             Net             Gross             Net
                          ------------     ------------     ------------     ------------
Mississippi (onshore)              721              458            6,678            4,768
Louisiana (onshore)              4,297            1,027            9,118            7,254
Texas (offshore)                 1,440              636               --               --
Federal Waters                  37,852           16,236           73,919           49,577
                          ------------     ------------     ------------     ------------
Total                           44,310           18,357           89,715           61,599



TITLE TO PROPERTIES

         The Company believes that the title to its oil and gas properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in the opinion of the Company, are not so material as to detract substantially from the use or value of such properties. The Company's properties are typically subject, in one degree or another, to one or more of the following:

     o royalties and other burdens and obligations, express or implied, under oil and gas leases,

     o overriding royalties and other burdens created by the Company or its predecessors in title,

     o a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles,

     o back-ins and reversionary interests existing under purchase agreements and leasehold assignments,

     o liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements,

     o pooling, unitization and communitization agreements, declarations and orders, and

     o easements, restrictions, rights-of-way and other matters that commonly affect property

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

         PetroQuest Energy, Inc. f/k/a Optima Energy (U.S.) Corp. v. The Meridian Resource & Exploration Company f/k/a Texas Meridian Resources Exploration, Inc., bearing Civil Action No. 99-2394 of the United States District Court for the Western District of Louisiana was filed on February 24, 2000. The Company asserts a claim for damages against Meridian resulting from Meridian's activities as operator of the Southwest Holmwood property, Calcasieu Parish, Louisiana. Meridian's activities as operator resulted in a final judgment of the United States District Court for the Western District of Louisiana ordering cancellation of the Company's rights to a productive oil and gas lease and the associated joint exploration agreement, forfeiture to two producing wells on the lease and substantial damages against Meridian causing the Company the loss of its investment and profits.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2002.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

         The Company's common stock trades on The Nasdaq Stock Market under the symbol "PQUE." On January 19, 2001, the Company voluntarily delisted its common stock from the Toronto Stock Exchange ("TSE") where it formally traded under the symbol "PQU." The Company delisted its stock from the TSE because it no longer had Canadian operations and substantially all of its trading volume was on The Nasdaq Stock Market. The following table lists high and low sales prices per share for the periods indicated:

                                                 Nasdaq Stock Market             Toronto Stock Exchange
                                              ------------------------          ------------------------
    Quarter Ended                              High              Low             High              Low
    -------------                             -------          -------          -------          -------
                                              (U.S.$)          (U.S.$)          (CDN $)          (CDN $)
2001
  1st Quarter                                   5.63             3.69             6.50             5.05
  2nd Quarter                                   8.99             4.00              N/A              N/A
  3rd Quarter                                   7.34             3.95              N/A              N/A
  4th Quarter                                   7.35             4.66              N/A              N/A

2002
  1st Quarter                                   6.49             4.20              N/A              N/A
  2nd Quarter                                   6.85             5.20              N/A              N/A
  3rd Quarter                                   5.75             3.65              N/A              N/A
  4th Quarter                                   5.05             3.61              N/A              N/A


         As of March 10, 2003, there were approximately 572 common stockholders of record.

         The Company has not paid dividends on the common stock and intends to retain its cash flow from operations for the future operation and development of its business. In addition, the Company's credit facility with a group of three banks restricts the declaration or payment of any dividends or distributions without prior written consent of certain members of the bank group.


ITEM 6. SELECTED FINANCIAL DATA

       The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 2002 have been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.



                                                            Years Ended December 31,
                                 ---------------------------------------------------------------------------------
                                     2002           2001 (a)          2000 (a)        1999 (a)          1998 (a)
                                 ------------     ------------     ------------     ------------      ------------
                                                          (in thousands except share data)

Revenues                         $     48,141     $     55,281     $     22,561     $      8,607      $      3,377
Net Income (Loss)                       2,307           11,645            9,924             (310)          (16,240)
Net Income (Loss) per share:
  Basic                                  0.06             0.37             0.37            (0.01)            (1.20)
  Diluted                                0.06             0.34             0.35            (0.01)            (1.20)
Oil and Gas Properties, net           120,746          101,029           56,344           21,490            17,423
Total Assets                          132,063          114,639           83,072           29,901            20,066
Long-term Debt                          2,400           33,000            6,804            2,927             1,300
Stockholders' Equity                   97,770           54,215           41,456           18,105            13,336



(a) The Company's financial statements for 1998-2001 were audited by Arthur Andersen LLP, who has ceased operations.

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

NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of an asset retirement obligation associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction under the doctrine of promissory estoppel. We will record the fair value of these obligations on January 1, 2003, and will record the related additional assets. The estimated fair value of the obligations at January 1, 2003 is approximately $9,500,000. The net difference between our previously recorded abandonment liability and the amounts estimated under SFAS 143, after taxes, is expected to total a gain of approximately $850,000, which will be recognized as a cumulative effect of a change in accounting principle.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS No. 148 is effective for the year ended December 31, 2002 and for interim financial statements commencing in 2003. Our adoption of this pronouncement did not have an impact on financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

Full Cost Method of Accounting

         We use the full cost method of accounting for our investments in oil and gas properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of exploring for and developing and oil and natural gas are capitalized. Acquisition costs include costs incurred to purchase, lease or otherwise acquire property. Exploration costs include the costs of drilling exploratory wells, including those in progress and geological and geophysical service costs in exploration activities. Development costs include the costs of drilling development wells and costs of completions, platforms, facilities and pipelines. Costs associated with production and general corporate activities are expensed in the period incurred. Sales of oil and gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas.

         The costs associated with unevaluated properties are not initially included in the amortization base and related to unevaluated leasehold acreage and delay rentals, seismic data and capitalized interest. These costs are either transferred to the amortization base with the costs of drilling the related well or are assessed quarterly for possible impairment or reduction in value.

         We compute the provision for depletion of oil and gas properties using the unit-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related carrying costs are excluded from the amortization base until the properties associated with these costs are evaluated. In addition to costs associated with evaluated properties, the amortization base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values. Our depletion expense is affected by the estimates of future development costs, unevaluated costs and proved reserves, and changes in these estimates could have an impact on our future earnings.

         We capitalize certain internal costs that are directly identified with the acquisition, exploration and development activities. The capitalized internal costs include salaries, employee benefits, costs of consulting services and other related expenses and do not include costs related to production, general corporate overhead or similar activities. We also capitalize a portion of the interest costs incurred on our debt. Capitalized interest is calculated using the amount of our unevaluated property and our effective borrowing rate.

         Capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to write-down of oil and gas properties in the quarter in which the excess occurs.

         Given the volatility of oil and gas prices, it is probable that our estimate of discounted future net cash flows from proved oil and gas reserves will change in the near term. If oil or gas prices decline, even for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that write-downs of oil and gas properties could occur in the future.

Future Abandonment Costs

         Future abandonment costs include costs to dismantle and relocate or dispose of our production platforms, gathering systems, wells and related structures and restoration costs of land and seabed. We develop estimates of these costs for each of our properties based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. The accounting for future abandonment costs changed on January 1, 2003, with the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." See New Accounting Standards in the Notes to Consolidated Financial Statements for a further discussion of this accounting standard.

Reserve Estimates

         Our estimates of oil and gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of such oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variance may be material.

Derivative Instruments

         The estimated fair values of our commodity derivative instruments are recorded in the consolidated balance sheet. All of our commodity derivative instruments represent hedges of the price of future oil and gas production. The changes in fair value of those derivative instruments that qualify for treatment due to being highly effective are recorded to Other Comprehensive Income until the hedged oil or natural gas quantities are produced.

         Estimating the fair values of hedging derivatives requires complex calculations incorporating estimates of future prices, discount rates and price movements. Instead, we choose to obtain the fair value of our commodity derivatives from the counter parties to those contracts. Since the counter parties are market makers, they are able to provide us with a literal market value, or what they would be willing to settle such contracts for as of the given date.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to our oil and gas operations for the years ended December 31, 2002, 2001 and 2000:




                                           Year Ended December 31,
                              ----------------------------------------------
                                  2002             2001             2000
                              ------------     ------------     ------------
Production:
  Oil (Bbls)                       929,181          791,405          160,631
  Gas (Mcf)                      7,765,142        9,025,240        3,984,461
  Total Production (Mcfe)       13,340,228       13,773,670        4,948,246

Sales:
  Total oil sales             $ 23,294,514     $ 20,171,659     $  4,809,382
  Total gas sales               24,846,723       34,794,876       17,457,307

Average sales prices:
  Oil (per Bbl)               $      25.07     $      25.49     $      29.94
  Gas (per Mcf)                       3.20             3.86             4.38
  Per Mcfe                            3.61             3.99             4.50



The above sales include income related to gas hedges of ($733,000) and $1,247,000 and oil hedges of ($128,000) and $384,000 for the years ended December 31, 2002 and 2001, respectively. We were not hedged during 2000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND
2001

         Net income totaled $2,307,000 and $11,645,000 for the years ended December 31, 2002 and 2001, respectively. The results are attributable to the following components:

Production

         Oil production in 2002 increased 17% over the year ended December 31, 2001. Natural gas production in 2002 decreased 14% over the year ended December 31, 2001. On a Mcfe basis, total production for the year ended December 31, 2002 decreased 3% over the same period in 2001. The decrease in 2002 total production volumes, as compared to 2001, was due to the consistent decline of our Gulf Coast production partially offset by the drilling success during 2002.

Prices

         Average oil prices per Bbl during 2002 were $25.07 as compared to $25.49 for the same period in 2001. Average gas prices per Mcf were $3.20 during 2002 as compared to $3.86 for the same period in 2001. Stated on a Mcfe basis, unit prices received during 2002 were 10% lower than the prices received during 2001.

Revenue

         Oil and gas sales during 2002 decreased 12% to $48,141,000 as compared to 2001 revenues of $54,967,000. The slight decrease in production volumes and reduced commodity prices resulted in the decrease in revenue.

Expenses

         Lease operating expenses for 2002 increased to $9,988,000 from $7,172,000 during 2001. On a Mcfe basis, lease operating expenses increased from $0.52 per Mcfe in 2001 to $0.75 in 2002. The increase during 2002 is primarily due to increased insurance costs and an increase in the repairs and maintenance at the Ship Shoal 72 Field.

         General and administrative expenses during 2002 totaled $5,009,000 as compared to expenses of $4,752,000 during 2001, net of amounts capitalized of $3,664,000 and $2,651,000, respectively. The increases in general and administrative expenses are primarily due to an increase in staffing levels and rent expense related to the generation of prospects, exploration for oil and gas reserves and operation of properties. We recognized $345,000 and $765,000 of non-cash compensation expense during 2002 and 2001, respectively.

         Depreciation, depletion and amortization ("DD&A") expense for 2002 increased 22% to $28,196,000 as compared to $23,094,000 in 2001. On a Mcfe basis, which reflects the changes in production, the DD&A rate for 2002 was $2.11 per Mcfe as compared to $1.68 per Mcfe for 2001. The increase in 2002 as compared to 2001 is due primarily to costs in excess of previous estimates during the previous twelve months and unsuccessful exploration drilling results during 2002.

         Interest expense, net of amounts capitalized on unevaluated prospects, decreased $1,833,000 during 2002 as compared to 2001. The decrease is the result of an decrease in the average debt levels and interest rates during 2002. We capitalized $619,000 and $1,001,000 of interest during 2002 and 2001, respectively.

         Income tax expense of $1,288,000 was recognized during 2002 as compared to $5,411,000 being recorded during 2001. The decrease is due to a decrease in operating profit during the current year. We provide for income taxes at a statutory rate of 37% adjusted for permanent differences expected to be realized, primarily statutory depletion.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND
2000

         Net income totaled $11,645,000 and $9,924,000 for the years ended December 31, 2001 and 2000, respectively. The positive results are attributable to the following components:

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

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of common stock and sales of properties.

Source of Capital: Operations

         Net cash flow from operations during the year decreased from $40,869,000 in 2001 to $29,178,000 in 2002. This decrease resulted primarily from a decrease in the average realized commodity prices. Working capital (before considering debt) increased from $(10.4) million at December 31, 2001 to $(9.2) million at December 31, 2002. This was caused primarily by the reduction of payables from our fourth quarter 2002 common stock offering.

Source of Capital: Debt

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

         Outstanding balances on the revolving credit facility bear interest at either the prime rate (plus 0.375% per year whenever the borrowing base usage under the credit facility is greater than or equal to 90%) or the Eurodollar rate plus a margin (based on a sliding scale of 1.625% to 2.375% depending on borrowing base usage). The credit facility also allows us to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum. At December 31, 2002, we had $9 million of borrowings and a $2.6 million letter of credit issued pursuant to the credit facility.

         The credit facility contains covenants and restrictions common to borrowings of this type, including maintenance of certain financial ratios. We were in compliance with all of our covenants at December 31, 2002. The credit facility matures on June 30, 2004.

Source of Capital: Issuance of Equity Securities

         We have an effective universal shelf registration statement relating to the potential public offer and sale by PetroQuest of any combination of debt securities, common stock, preferred stock, depositary shares, and warrants from time to time or when financing needs arise. The registration statement does not provide assurance that we will or could sell any such securities.

         During October and November 2002, we completed the offering of 5,000,000 shares of our common stock. The shares were sold to the public for $4.25 per share. After underwriting discounts, we realized proceeds of approximately $20.4 million.

         During February and March 2002, we completed the offering of 5,193,600 shares of our common stock. The shares were sold to the public for $4.40 per share. After underwriting discounts, we realized proceeds of approximately $21.9 million.

Source of Capital: Sales of Properties

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

Use of Capital: Exploration and Development

          We have an exploration and development program budget for the year 2003 which will require significant capital. Our capital budget for direct capital for new projects in 2003 is approximately $25 million. Our management believes the cash flows from operations and available borrowing capacity under our credit facility, after the March 31 and September 30 regularly scheduled redeterminations, will be sufficient to fund planned 2003 exploration and development activities. Currently, the borrowing base is scheduled to be reduced to $5 million as of December 31, 2003. Management believes that the regularly scheduled redeterminations will generate an increased borrowing capacity above such amount at year-end. In the future, our exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, sales of properties, or joint venture arrangements with industry partners. We cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         The Company experiences market risks primarily in two areas: interest rates and commodity prices. The Company believes that its business operations are not exposed to significant market risks relating to foreign currency exchange risk.

         The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for 2003, a 10% decline in the estimated average 2003 prices the Company receives for its crude oil and natural gas production would have an approximate $5.7 million impact on the Company's revenues.

         In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. As of December 31, 2002, the Company had open fixed price swap contracts with third parties, whereby a fixed price has been established for a certain period. These agreements in effect for 2003 are for oil volume of 1,000 barrels per day at a weighted average price of $25.75, and gas volume of 7,000Mmbtu per day at a weighted average price of $4.02. At December 31, 2002, the Company recognized a liability of $1,841,000 related to these derivative instruments, which have been designated as cash flow hedges.

         We currently have two interest rate swaps covering $5 million of our floating rate debt. The swaps which expire in November 2003 and 2004 have fixed interest rates of 4.56% and 4.25%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through other income in our income statement. As of December 31, 2002, the fair value of the open interest rate swaps was a liability of $477,000.

         The Company also evaluated the potential effect that reasonably possible near term changes may have on the Company's credit facility. Debt outstanding under the facility is subject to a floating interest rate and represents 100% of the Company's total debt as of December 31, 2002. Based upon an analysis utilizing the actual interest rate in effect and balances outstanding as of December 31, 2002 and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for 2003 is approximately $34,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information concerning this Item begins on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Previously reported on Form 8-K, dated July 1, 2002.

                                    PART III

ITEMS 10, 11, 12 & 13

         For information concerning Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions, see the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held May 7, 2003, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within 90 days prior to the filing date of this Form 10-K, our principal executive officer ("CEO") and principal financial officer ("CFO") carried out an evaluation of the effectiveness of PetroQuest's disclosure controls and procedures. Based on those evaluations, the CEO and CFO believe

         i. that our disclosure controls and procedures are designed to ensure that information required to be disclosed by PetroQuest in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the PetroQuest's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

         ii.      that our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

         There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the evaluation referred to above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

         The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon are included on pages F-1 through F-19 of this Form 10-K.

                  Report of Independent Auditors

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets as of December 31, 2002 and 2001

                  Consolidated Statements of Operations for the three years ended December 31, 2002

                  Consolidated Statements of Stockholder's Equity for the three years ended December 31, 2002

                  Consolidated Statements of Cash Flows for the three years ended December 31, 2002

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

         3.4 Certificate of Designations, Preferences, Limitations And Relative Rights of The Series a Junior Participating Preferred Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit A of the Rights Agreement attached as
                  Exhibit 1 to Form 8-A filed November 9, 2001).

         4.1 Form of Certificate of Contingent Stock Issue Right (incorporated herein by reference to Exhibit 4.3 to Form 8-K dated September 16, 1998).

         4.2 Form of Warrant to Purchase Shares of Common Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-K dated August 9, 1999).

         4.3 Form of Placement Agent Warrant to Purchase Shares of Common Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.2 to Form 8-K dated August 9, 1999).

         4.4 Rights Agreement dated as of November 7, 2001 between PetroQuest Energy, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including exhibits thereto (incorporated herein by reference to Exhibit 1 to Form 8-A filed November 9, 2001).

         4.5 Form of Rights Certificate (incorporated herein by reference to Exhibit C of the Rights Agreement attached as Exhibit 1 to Form 8-A filed November 9, 2001).

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

         10.10 Third Amendment to Amended and Restated Credit Agreement dated as of March 1, 2002, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Royal Bank of Canada, Union Bank of California, N.A., and Hibernia National Bank, a national banking association, individually as a lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.10 to Form 10-K filed March 13, 2002).

         10.11 Fourth Amendment to Amended and Restated Credit Agreement dated as of November 13, 2002, but effective as of September 20, 2002, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Royal Bank of Canada, Union Bank of California, N.A., and Hibernia National Bank, a national banking association, individually as a lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed November 14, 2002).

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

         10.14 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to Exhibit 10.4 to Form 8-K dated September 16, 1998).

         10.15 First Amendment to Employment agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Charles T. Goodson dated July 30, 1999 (incorporated herein by reference to Exhibit 10.1 to For 8-K dated August 9, 1999).

         10.16 First Amendment to Employment Agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Alfred J. Thomas, II dated July 30, 1999 (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated August 9, 1999).

         10.17 First Amendment to Employment Agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Ralph J. Daigle dated July 30, 1999 (incorporated herein by reference to Exhibit
                  10.3 to Form 8-K dated August 9, 1999).

         10.18 Employment Agreement dated May 8, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 14,
                  2000).

         10.19 Employment Agreement dated December 15, 2000 between PetroQuest Energy, Inc. and Arthur M. Mixon, III. (incorporated herein by reference to Exhibit 10.12 to Form 10-K filed March 30, 2001).

         10.20 Employment Agreement dated April 20, 2001 between PetroQuest Energy, Inc. and Daniel G. Fournerat (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed May 15, 2001).

        *10.21 Employment Agreement dated April 20, 2001 between PetroQuest Energy, Inc. and Dalton F. Smith III.

         10.22 Form of Termination Agreement Between PetroQuest Energy, Inc. and each of its executive officers, including Charles T. Goodson, Alfred J. Thomas, II, Ralph J. Daigle, Michael O. Aldridge, Arthur M. Mixon, III, Daniel G. Fournerat and Dalton
                  F. Smith III (incorporated herein by reference to Exhibit
                  10.20 to Form 10-K filed March 13, 2002).

         10.23 Form of Indemnification Agreement between PetroQuest Energy, Inc. and each of its directors and executive officers, including Charles T. Goodson, Alfred J. Thomas, II, Ralph J. Daigle, Daniel G. Fournerat, E. Wayne Nordberg, Jay B. Langner, William W. Rucks, IV, Michael O. Aldridge, Arthur M. Mixon, III and Dalton F. Smith III (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed March 13, 2002).

         21.1 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to Form 10-K filed March 30, 2001).

        *23.1     Consent of Independent Auditors.

         23.2 Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a under the Securities Act of 1933, as amended).

        *23.3     Consent of Ryder Scott Company, L.P.

        *99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

        *99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

----------
* Filed herewith.

                               REPORTS ON FORM 8-K

(i) The Company filed a report on Form 8-K on October 30, 2002, relating to an underwritten public offering.

(ii) The Company filed a report on Form 8-K on November 4, 2002, relating to the closing of an underwritten public offering.

(iii) The Company filed a report on Form 8-K on November 6, 2002, relating to third quarter 2002 results.

(iv) The Company filed a report on Form 8-K on November 21, 2002, relating to gas hedges for 2003 and operations updates.

                      GLOSSARY OF OIL AND NATURAL GAS TERMS

         The following is a description of the meanings of some of the oil and natural gas used in this Form 10-K.

         Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

         Bcf. Billion cubic feet of natural gas.

         Bcfe. Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

         Block. A block depicted on the Outer Continental Shelf Leasing and Official Protraction Diagrams issued by the U.S. Minerals Management Service or a similar depiction on official protraction or similar diagrams issued by a state bordering on the Gulf of Mexico.

         Btu or British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

         Completion. The installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

         Condensate. Liquid hydrocarbons associated with the production of a primarily natural gas reserve.

         Developed acreage. The number of acres that are allocated or assignable to productive wells or wells capable of production.

         Development well. A well drilled into a proved natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

         Dry hole. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

         Exploratory well. A well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir.

         Farm-in or farm-out. An agreement under which the owner of a working interest in a natural gas and oil lease assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out."

         Field. An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

         Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

         Lead. A specific geographic area which, based on supporting geological, geophysical or other data, is deemed to have potential for the discovery of commercial hydrocarbons.

         MBbls. Thousand barrels of crude oil or other liquid hydrocarbons.

         Mcf. Thousand cubic feet of natural gas.

         Mcfe. Thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

         MMBls. Million barrels of crude oil or other liquid hydrocarbons.

         MMBtu. Million British Thermal Units.

         MMcf.  Million cubic feet of natural gas.

         MMcfe. Million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

         Net acres or net wells. The sum of the fractional working interest owned in gross acres or wells, as the case may be.

         Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

         Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

         Proved developed non-producing reserves. Proved developed reserves expected to be recovered from zones behind casing in existing wells.

         Proved developed producing reserves. Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production to market.

         Proved developed reserves. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

         Proved reserves. The estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

         Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

         Reservoir. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

         Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

         Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2003.

                                         PETROQUEST ENERGY, INC.

                                         By: /s/ Charles T. Goodson
                                             --------------------------------
                                              CHARLES T. GOODSON
                                              Chairman of the Board and Chief
                                              Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2003.


By:   /s/ Charles T. Goodson                               Chairman of the Board, Chief Executive Officer and Director
      -----------------------------------------------      (Principal Executive Officer)
      CHARLES T. GOODSON

By:   /s/ Alfred J. Thomas, II                             President, Chief Operating Officer and Director
      -----------------------------------------------
      ALFRED J. THOMAS, II

By:   /s/ Ralph J. Daigle                                  Executive Vice President and Director
      -----------------------------------------------
      RALPH J. DAIGLE

By:   /s/ Michael O. Aldridge                              Senior Vice President, Chief Financial Officer, Treasurer
      -----------------------------------------------      and Director (Principal Financial and Accounting Officer)
      MICHAEL O. ALDRIDGE

By:   /s/ Jay B. Langner                                   Director
      -----------------------------------------------
      JAY B. LANGNER

By:   /s/ E. Wayne Nordberg                                Director
      -----------------------------------------------
      E. WAYNE NORDBERG

By:   /s/ William W. Rucks, IV                             Director
      ----------------------------------------------
      WILLIAM W. RUCKS, IV

                                 CERTIFICATIONS



         I, Charles T. Goodson, certify that:

         1. I have reviewed this annual report on Form 10-K of PetroQuest Energy, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 13, 2003               /s/ Charles T. Goodson
                                    --------------------------------------------
                                            Charles T. Goodson
                                            Chairman and Chief Executive Officer

         I, Michael O. Aldridge, certify that:

         1. I have reviewed this annual report on Form 10-K of PetroQuest Energy, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 13, 2003        /s/ Michael O. Aldridge
                            --------------------------------------------
                                Michael O. Aldridge
                                Senior Vice President, Chief Financial Officer and Treasurer

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors .................................................     F-2

Report of Independent Public Accountants .......................................     F-3

Consolidated Balance Sheets of PetroQuest Energy, Inc. as of
  December 31, 2002 and 2001  ..................................................     F-4

Consolidated Statements of Operations of PetroQuest Energy, Inc.
  for the years ended December 31, 2002, 2001 and 2000  ........................     F-5

Consolidated Statements of Stockholders' Equity of PetroQuest Energy, Inc.
  for the years ended December 31, 2002, 2001 and 2000 .........................     F-6

Consolidated Statements of Cash Flows of PetroQuest Energy, Inc.
  for the years ended December 31, 2002, 2001 and 2000 .........................     F-7

Notes to Consolidated Financial Statements .....................................     F-8

                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders of
PetroQuest Energy, Inc.:


We have audited the accompanying consolidated balance sheet of PetroQuest Energy, Inc. (a Delaware corporation) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PetroQuest Energy, Inc. for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated March 7, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed the change in the Company's method of accounting for derivative instruments and hedging activities discussed in Note 2 to these financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetroQuest Energy, Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States.




ERNST&YOUNG LLP


New Orleans, Louisiana
February 11, 2003

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



                                                             ARTHUR ANDERSEN LLP


New Orleans, Louisiana
March 7, 2002









NOTE: The report of Arthur Andersen LLP presented above is a copy of a previously issued Arthur Andersen LLP report and said report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (Amounts in Thousands)


                                                                   December 31,      December 31,
                                                                       2002              2001
                                                                   ------------      ------------
                                   ASSETS
Current assets:
        Cash and cash equivalents                                  $      1,137      $      1,063
        Oil and gas revenue receivable                                    6,500             5,582
        Joint interest billing receivable                                 2,165             4,609
        Other current assets                                                310               135
                                                                   ------------      ------------
Total current assets                                                     10,112            11,389
                                                                   ------------      ------------

Oil and gas properties:
        Oil and gas properties, full cost method                        214,543           150,726
        Unevaluated oil and gas properties                               15,653            14,682
        Accumulated depreciation, depletion and amortization           (109,450)          (64,379)
                                                                   ------------      ------------
Oil and gas properties, net                                             120,746           101,029
                                                                   ------------      ------------

Plugging and abandonment escrow                                              --             1,034

Other assets, net of accumulated depreciation and amortization
        of $2,851 and $2,144, respectively                                1,205             1,187
                                                                   ------------      ------------

Total Assets                                                       $    132,063      $    114,639
                                                                   ============      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities                   $     18,337      $     19,749
        Advances from co-owners                                             940             2,044
        Current portion of long-term debt                                 6,600               329
                                                                   ------------      ------------

Total current liabilities                                                25,877            22,122

Long-term debt                                                            2,400            19,000

Debt subsequently refinanced                                                 --            14,000

Deferred income taxes                                                     5,461             4,690

Other liabilities                                                           555               612

Commitments and contingencies                                                --                --

Stockholders' equity:
        Common stock, $.001 par value; authorized 75,000
         shares; issued and outstanding 42,852 and 32,530
         shares, respectively                                                43                33
        Paid-in capital                                                 106,173            64,083
        Unearned deferred compensation                                     (337)             (682)
        Other comprehensive income                                       (1,197)               --
        Accumulated deficit                                              (6,912)           (9,219)
                                                                   ------------      ------------
Total stockholders' equity                                               97,770            54,215
                                                                   ------------      ------------

Total liabilities and stockholders' equity                         $    132,063      $    114,639
                                                                   ============      ============




          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                  (Amounts in Thousands, Except Per Share Data)




                                                                Year Ended December 31,
                                                     -----------------------------------------------
                                                         2002              2001             2000
                                                     ------------      ------------     ------------
Revenues:
        Oil and gas sales                            $     48,141      $     54,967     $     22,267
        Interest and other income                            (461)              314              294
                                                     ------------      ------------     ------------
                                                           47,680            55,281           22,561
                                                     ------------      ------------     ------------

Expenses:
        Lease operating expenses                            9,988             7,172            2,831
        Production taxes                                      614             1,096              944
        Depreciation, depletion and amortization           28,196            23,094            6,386
        General and administrative                          5,009             4,752            3,248
        Interest expense                                      278             2,111               78
                                                     ------------      ------------     ------------
                                                           44,085            38,225           13,487
                                                     ------------      ------------     ------------

Income from operations                                      3,595            17,056            9,074

        Income tax expense (benefit)                        1,288             5,411             (850)
                                                     ------------      ------------     ------------

Net income                                           $      2,307      $     11,645     $      9,924
                                                     ============      ============     ============

Earnings per common share:
        Basic                                        $       0.06      $       0.37     $       0.37
                                                     ============      ============     ============
        Diluted                                      $       0.06      $       0.34     $       0.35
                                                     ============      ============     ============

Weighted average number of common shares:
        Basic                                              37,871            31,818           26,919
        Diluted                                            39,997            34,271           28,249




          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                 Consolidated Statements of Stockholders' Equity
                    (Amounts in Thousands, Except Share Data)



                                                                                Unearned        Other                      Total
                                                       Common      Paid-In      Deferred    Comprehensive  Retained    Stockholders'
                                                        Stock      Capital    Compensation     Income       Deficit        Equity
                                                      ---------   ---------   ------------  -------------  ---------   -------------

December 31, 1999                                     $      24   $  48,869    $       --    $       --    $ (30,788)   $   18,105

   Options and warrants exercised                             1       1,586            --            --           --         1,587

   Stock based employee compensation                         --         555            --            --           --           555
      (221,500 shares)

   Sale of common stock                                       5      11,280            --            --           --        11,285

   Net income                                                --          --            --    $       --        9,924         9,924
                                                      ---------   ---------    ----------    ----------    ---------    ----------

December 31, 2000                                     $      30   $  62,290            --            --    $ (20,864)   $   41,456
                                                      ---------   ---------    ----------    ----------    ---------    ----------

   Options and warrants exercised                             3       1,510        (1,034)           --           --           479

   Amortization of deferred compensation                     --         413           352            --           --           765

   Tax effect of deferred compensation                       --        (130)           --            --           --          (130)

   Cumulative effect of change in accounting
    principle, net of taxes                                  --          --            --          (383)          --          (383)

   Amortization of derivative fair value adjustment          --          --            --           383           --           383

   Net income                                                --          --            --            --       11,645        11,645
                                                      ---------   ---------    ----------    ----------    ---------    ----------

December 31, 2001                                     $      33   $  64,083    $     (682)   $       --    $  (9,219)   $   54,215
                                                      ---------   ---------    ----------    ----------    ---------    ----------

   Options and warrants exercised                            --         178            --            --           --           178

   Sale of common stock                                      10      42,040            --            --           --        42,050

   Amortization of deferred compensation                     --          --           345            --           --           345

   Tax effect of deferred compensation                       --        (128)           --            --           --          (128)

   Derivative fair value adjustment                          --          --            --        (1,197)          --        (1,197)

   Net income                                                --          --            --            --        2,307         2,307
                                                      ---------   ---------    ----------    ----------    ---------    ----------

December 31, 2002                                     $      43   $ 106,173    $     (337)   $   (1,197)   $  (6,912)   $   97,770
                                                      ---------   ---------    ----------    ----------    ---------    ----------



          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                             (Amounts in Thousands)



                                                                             Year Ended December 31,
                                                                  --------------------------------------------
                                                                      2002            2001            2000
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
Net income                                                        $      2,307    $     11,645    $      9,924
                Adjustments to reconcile net income to net cash
                   provided by operating activities:
                Deferred tax expense (benefit)                           1,288           5,411            (850)
                Amortization of debt issuance costs                        261           1,369              --
                Compensation expense                                       345             765             555
                Depreciation, depletion and amortization                28,196          23,094           6,386
                Derivative mark to market                                  416              61              --
                Plugging and abandonment costs                              --             (28)            (89)
Changes in working capital accounts:
        Accounts receivable                                               (918)           (434)         (2,811)
        Joint interest billing receivable                                2,443           5,542          (7,961)
        Accounts payable and accrued liabilities                        (3,862)            (61)         15,870
        Other assets                                                      (725)         (1,011)         (1,744)
        Advances from co-owners                                         (1,376)         (5,253)          4,140
        Plugging and abandonment escrow                                  1,034            (539)           (240)
        Other                                                             (231)            308            (345)
                                                                  ------------    ------------    ------------

Net cash provided by operating activities                               29,178          40,869          22,835
                                                                  ------------    ------------    ------------

Cash flows from investing activities:
        Investment in oil and gas properties                           (64,324)        (66,678)        (40,972)
        Sale of oil and gas properties, net                             17,321              --              --
                                                                  ------------    ------------    ------------

Net cash used in investing activities                                  (47,003)        (66,678)        (40,972)
                                                                  ------------    ------------    ------------

Cash flows from financing activities:
        Exercise of options and warrants                                   178             671           1,587
        Proceeds from borrowing                                         23,000          28,000          22,620
        Repayment of debt                                              (47,329)         (9,348)        (12,812)
        Issuance of common stock                                        42,050              --          11,285
                                                                  ------------    ------------    ------------

Net cash provided by financing activities                               17,899          19,323          22,680
                                                                  ------------    ------------    ------------

        Net increase (decrease) in cash and cash equivalents                74          (6,486)          4,543
        Cash and cash equivalents balance beginning of period            1,063           7,549           3,006
                                                                  ------------    ------------    ------------
        Cash and cash equivalents balance end of period           $      1,137    $      1,063    $      7,549
                                                                  ============    ============    ============

Supplentmental disclosure of cash flow information
Cash paid during the period from:
        Interest                                                  $        736    $      1,464    $        409
                                                                  ============    ============    ============
        Income taxes                                              $         --    $         --    $         --
                                                                  ============    ============    ============




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

Revenue Recognition

         The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 2002, 2001 and 2000 were not significant.

Certain Concentrations

         During 2002, 66% of the Company's oil and gas production was sold to three customers. During 2001, 66% of the Company's oil and gas production was sold to four customers. During 2000, 84% of the Company's oil and gas production was sold to three customers. Based on the current demand for oil and gas, the Company does not believe the loss of any of these customers would have a significant financially disruptive effect on its business or financial condition.

Fair Value of Financial Instruments

         The fair value of accounts receivable and accounts payable approximate book value at December 31, 2002 and 2001 due to the short-term nature of these accounts. The fair value of the note payable and non-recourse financing approximates book value due to the variable rate of interest charged.

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

         The Company recognized $861,000 and $1,630,000 in oil and gas revenues during the years ended December 31, 2002 and 2001, respectively as a result of the settlement of costless collars. As of December 31, 2002, the Company had open fixed price swap contracts with third parties, whereby a fixed price has been established for a certain period. These agreements in effect for 2003 are for oil volume of 1,000 barrels per day at a weighted average price of $25.75, and gas volume of 7,000Mmbtu per day at a weighted average price of $4.02. At December 31, 2002, the Company recognized a liability of $1,841,000 related to these derivative instruments, which have been designated as cash flow hedges.

         The Company currently has two interest rate swaps covering $5 million of our floating rate debt. The swaps which expire in November 2003 and 2004 have fixed interest rates of 4.56% and 4.25%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through other income in the Company's income statement. As of December 31, 2002, the fair value of the open interest rate swaps was a liability of $477,000.

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of an asset retirement obligation associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction under the doctrine of promissory estoppel. The Company will record the fair value of these obligations on January 1, 2003, and will record the related additional assets. The estimated fair value of the obligations at January 1, 2003 is approximately $9,500,000. The net difference between the Company's previously recorded abandonment liability and the amounts estimated under SFAS 143, after taxes, is expected to total a gain of approximately $850,000, which will be recognized as a cumulative effect of a change in accounting principle.

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

         Options to purchase 273,667 shares of common stock at $5.56 to $7.65 per share were outstanding during 2002 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 180,000 shares of common stock at $5.89 to $7.65 per share were outstanding during 2001 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 682,500 shares of common stock at $3.13 to $3.44 per share were outstanding during 2000 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. The contingent stock rights assigned in connection with a Company merger (see Note 3) were also excluded from the calculation of diluted earnings per share prior to their issuance.

Stock-based Compensation

         The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." See Note 10 for the Company's disclosure of stock-based compensation under SFAS No. 123.

NOTE 3 - EQUITY

Other Comprehensive Income

         The following table presents a recap of the Company's comprehensive income for years ended December 31, 2002 and 2001 (in thousands):





                                                       Year Ended December 31,
                                                   ------------------------------
                                                       2002              2001
                                                   ------------      ------------
Net income                                         $      2,307      $     11,645
Cumulative effect of change in
        accounting principle, net of taxes                   --              (383)
Change in fair value of derivative instrument,
        accounted for as hedges, net of taxes            (1,197)              383
                                                   ------------      ------------
Comprehensive income                               $      1,110      $     11,645



The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards No. 133, as amended (SFAS 133). When the conditions specified in SFAS 133 are met, the Company may designate these derivatives as hedges. As of December 31, 2002, the Company had fixed price swap contracts with third parties, whereby a fixed price has been established for a certain period. At December 31, 2002, the effect of derivative financial instruments is net of deferred income tax benefit of $644,000.


Unearned Deferred Compensation

         In April 2001, the Original Owners of American Explorer L.L.C. entered into an agreement with an officer of the Company whereby the Original Owners granted to the officer an option to acquire, at a fixed price, certain of the original shares the Original Owners were issued in the Merger. As the fixed price of the April grant was below the market price as of the date of grant, the Company is recognizing non-cash compensation expense over the three-year vesting period of the option. In addition, the Original Owners granted to the officer an interest in a portion of the Common Stock issuable pursuant to the CSIRs, if any, that might be issued. This agreement is similar to agreements previously entered into with two other officers of the Company. Non-cash compensation expense is being recognized for the Common Stock issuable pursuant to the CSIRs granted to the three officers over the three-year vesting period based on the fair value of the Common Stock issuable pursuant to the CSIRs in May 2001, when the Common Stock issuable pursuant to the CSIRs was issued to the Original Owners. The Company has recorded the effects of the transactions as deferred compensation until fully amortized. We recognized $345,000 and $765,000, respectively of non-cash compensation expense during the years ended December 31, 2002 and 2001.

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

NOTE 4 - DEBT

         PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $100 million revolving credit facility with a group of three banks which permits us to borrow amounts from time to time based on our available borrowing base as determined in the credit facility. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under this credit facility is based upon the valuation on March 31 and September 30 of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. We or the lenders may also request additional borrowing base redeterminations. On September 30, 2002, the borrowing base under the credit facility was adjusted to $25 million and is subject to quarterly reductions of $5 million commencing on January 31, 2003. As of December 31, 2002, $9 million is outstanding under the credit facility and $2.4 million is classified as long term reflecting the remaining borrowing base at December 31, 2003.

         Outstanding balances on the revolving credit facility bear interest at either the prime rate (plus 0.375% per year whenever the borrowing base usage under the credit facility is greater than or equal to 90%) or the Eurodollar rate plus a margin (based on a sliding scale of 1.625% to 2.375% depending on borrowing base usage). The credit facility also allows us to use up to $10 million of the borrowing base for letters of credit for fees of 2% per annum. At December 31, 2002, we had $9 million of borrowings and a $2.6 million letter of credit issued pursuant to the credit facility.

         The credit facility contains covenants and restrictions common to borrowings of this type, including maintenance of certain financial ratios. We were in compliance with all of our covenants at December 31, 2002. The credit facility matures on June 30, 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

         Certain of the Company's executive officers and directors or their affiliates are working interest owners or overriding royalty interest owners in particular properties operated by the Company. In their capacity as working interest owners, they are required to pay their proportionate share of all costs and are entitled to receive their proportionate share of revenues in the normal course of business. As overriding royalty interest owners they are entitled to receive their proportionate share of revenues in the normal course of business.

NOTE 6 - COMMON STOCK AND WARRANTS

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

         In August 1999, the Company received the funding of a private placement of 5 million units at a purchase price of $1.00 per unit for a total consideration of $5,000,000 before fees and expenses. Each unit sold in the private placement consisted of one share of the Company's common stock and one warrant exercisable to purchase one-half a share of the Company's common stock. Each warrant is exercisable at any time through the fourth year after issuance to purchase one-half of a share of the Company's common stock at a per share purchase price of $1.25. At December 31, 2002, there were 1,647,500 warrants outstanding.

NOTE 7 - INVESTMENT IN OIL AND GAS PROPERTIES

         The following table discloses certain financial data relative to the Company's evaluated oil and gas producing activities, which are located onshore and offshore the continental United States:

               Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration and Development Activities
                             (amounts in thousands)


                                  For the Year-Ended December 31,
                         ----------------------------------------------
                             2002             2001             2000
                         ------------     ------------     ------------
Acquisition costs:
        Proved           $      1,023     $     11,928     $      6,154
        Unproved                6,052            1,250            4,670
Exploration costs              16,183            7,280            9,625
Development costs              37,247           43,424           18,000
Other costs                     4,283            3,652            2,523
                         ------------     ------------     ------------

Total costs incurred     $     64,788     $     67,534     $     40,972
                         ============     ============     ============


         Other costs for the year ended December 31, 2002 include $3,664,000 and $619,000 of capitalized general and administrative costs and interest costs respectively. Other costs for the year ended December 31, 2001 include $2,651,000 and $1,001,000 of capitalized general and administrative costs and interest costs respectively. Other costs for the year ended December 31, 2000 include $2,084,000 and $439,000 of capitalized general and administrative costs and interest costs respectively.

         At December 31, 2002 and 2001, unevaluated oil and gas properties with capitalized costs of $15,653,000 and $14,682,000 respectively, were not subject to depletion. Of the $15,653,000 of unevaluated oil and gas property costs at December 31, 2002, not subject to depletion, $6,730,000 was incurred in 2002, $3,932,000 was incurred in 2001 and $4,991,000 was incurred in prior years. Of the $14,682,000 of unevaluated oil and gas property costs at December 31, 2001, not subject to depletion, $6,485,000 was incurred in 2001 and $8,197,000 was incurred in prior years. Management expects that these properties will be evaluated over the next one to three years.

NOTE 8 - INCOME TAXES

         The Company follows the provisions of SFAS No. 109, "Accounting For Income Taxes," which provides for recognition of a deferred tax asset for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a "valuation allowance." An analysis of the Company's deferred taxes follows (amounts in thousands):



                                                         December 31,
                                               ------------------------------
                                                   2002              2001
                                               ------------      ------------
Net operating loss carryforwards               $     13,829      $     12,205
Percentage depletion carryforward                     1,291             1,161
Alternative minimum tax credit                            4                16
Deferred Compensation                                  (258)             (130)
Temporary differences:
        Oil and gas properties - full cost          (21,126)          (18,096)
        Derivative mark to market                       644                --
        Compensation expense                            153               153
                                               ------------      ------------

                                               $     (5,463)     $     (4,691)
                                               ============      ============



         For tax reporting purposes, the Company had operating loss carryforwards of $37,376,000 and $32,986,000 at December 31, 2002 and 2001
respectively. If not utilized, such carryforwards would begin expiring in 2009 and would completely expire by the year 2022. The Company had available for tax reporting purposes $3,688,000 in statutory depletion deductions that may be carried forward indefinitely.

         Income tax expense (benefit) for each of the years ended December 31, 2002, 2001 and 2000 (amounts in thousands) was different than the amount computed using the Federal statutory rate (35%) for the following reasons:


                                                              2002              2001              2000
                                                          ------------      ------------      ------------
Amount computed using the statutory rate                  $      1,258      $      5,970      $      3,176
Increase (reduction) in taxes resulting from:
  State & local taxes                                               79               341               120
  Percentage depletion carryforward                               (129)             (720)               --
  Other                                                             80              (180)               --
  Increase (decrease) in deferred tax asset valuation
    allowance                                                       --                --            (4,146)
                                                          ------------      ------------      ------------

Income tax expense (benefit)                              $      1,288      $      5,411      $       (850)
                                                          ============      ============      ============


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

         Abandonment

         The Company has made, and will continue to make, expenditures for the protection of the environment. Present and future environmental laws and regulations applicable to the Company's operation could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of December 31, 2002 and 2001, total estimated site restoration, dismantlement and abandonment costs were approximately $13,684,000 and $14,056,000 respectively, net of expected salvage value.

LEASE COMMITMENTS

         The Company has operating leases for office space, which expire on various dates through 2010.

         Future minimum lease commitments as of December 31, 2002 under these operating leases are as follows (in thousands):



2003 .................................................     $        615
2004 .................................................              635
2005 .................................................              647
2006 .................................................              572
2007 .................................................              546
Thereafter ...........................................            1,258
                                                           ------------
                                                                  4,273


         Total rent expense under operating leases was approximately $577,000, $411,000 and $345,000 in 2002, 2001 and 2000, respectively.

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

         A summary of the Company's stock options as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:



                                                                      Year Ended December 31,
                                     ------------------------------------------------------------------------------------------
                                                 2002                           2001                           2000
                                     ----------------------------   ----------------------------   ----------------------------
                                       Number of      Wgtd. Avg.      Number of      Wgtd. Avg.      Number of      Wgtd. Avg.
                                        Options         Price          Options         Price          Options          Price
                                     ------------    ------------   ------------    ------------   ------------    ------------

Outstanding at beginning of year        2,238,766    $       2.94      1,861,900    $       1.92      1,126,200    $       0.95
Granted                                   112,000            6.17        622,500            5.32      1,027,500            2.67
Expired/cancelled/forfeitures             (66,910)           3.75        (14,500)           6.17        (24,866)           1.04
Exercised                                 (86,503)           1.44       (231,134)           0.89       (266,934)           0.85
                                     ------------    ------------   ------------    ------------   ------------    ------------

Outstanding at end of year              2,197,353            3.14      2,238,766            2.94      1,861,900            1.92
Options exercisable at year-end         1,453,166            2.36      1,030,608            1.64        800,733            0.97
Options available for future grant        770,208                        268,081                        182,166
Weighted average fair value of
  options granted during the year    $       3.93                   $       3.18                   $       1.99



         The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) divided yield of 0% (b) expected volatility ranges of 74.50%-74.90%, 65.14% - 67.87% and 56.99% - 59.88% in 2002, 2001 and
2000, respectively (c) risk-free interest rate ranges of 4.17% - 4.54%, 4.03% - 5.10% and 5.39% - 6.96% in 2002, 2001 and 2000, respectively, and (d) expected life of 5 years for all 2002 and 2001 grants and 10 years for all 2000 grants.

         The following table summarizes information regarding stock options outstanding at December 31, 2002:

   Range of          Options        Wgtd. Avg.       Wgtd. Avg.         Options        Wgtd. Avg.
   Exercise        Outstanding      Remaining         Exercise        Exercisable       Exercise
    Price          At 12/31/02   Contractual Life      Price          At 12/31/02         Price
-------------     ------------   ----------------   ------------     ------------     ------------
$0.85 - $0.94          410,100          6 years     $       0.89          410,100     $       0.89
$1.44 - $1.88          461,666       7.68 years     $       1.67          428,666     $       1.68
$3.13 - $3.75          689,167       8.09 years     $       3.20          441,342     $       3.17
$4.25 - $7.65          636,420       9.18 years     $       5.61          173,059     $       5.49
                  ------------                                       ------------
                     2,197,353       7.93 years     $       3.14        1,453,167     $       2.36



         If the compensation cost for the Company's 2002, 2001 and 2000 grants for stock-based compensation plans had been determined consistent with the expense recognition provisions of SFAS No. 123, the Company's 2002, 2001 and 2000 net income and basic and diluted earnings per common share would have approximated the pro forma amounts below (in thousands, except per share amounts):





                                                                  Year Ended December 31,
                              -------------------------------------------------------------------------------------------------
                                           2002                              2001                              2000
                              -----------------------------     -----------------------------     -----------------------------
                                   As              Pro               As              Pro               As              Pro
                                Reported          Forma           Reported          Forma           Reported          Forma
                              ------------     ------------     ------------     ------------     ------------     ------------

Net income                    $      2,307     $      1,320     $     11,645     $     10,882     $      9,924     $      9,112

Earnings per common share
  Basic                       $       0.06     $       0.03     $       0.37     $       0.34     $       0.37     $       0.34
  Diluted                     $       0.06     $       0.03     $       0.34     $       0.32     $       0.35     $       0.32



NOTE 11 - OIL AND GAS RESERVE INFORMATION - UNAUDITED

         The Company's net proved oil and gas reserves at December 31, 2002 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.

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

         The following table (amounts in thousands) sets forth an analysis of the Company's estimated quantities of net proved and proved developed oil (including condensate) and gas reserves, all located onshore and offshore the continental United States:




                                                       Oil                 Natural
                                                        In                 Gas in
                                                       MBbls                MMcf
                                                    ------------        ------------
Proved reserves as of December 31, 1999                    2,194              15,128
  Revisions of previous estimates                           (760)              6,638
  Extensions, discoveries and other additions                110               3,476
  Purchase of producing properties                         1,732               8,865
  Production                                                (161)             (3,972)
                                                    ------------        ------------

Proved reserves as of December 31, 2000                    3,115              30,135
  Revisions of previous estimates                           (522)             (2,631)
  Extensions, discoveries and other additions              3,805              14,409
  Purchase of producing properties                           606              12,170
  Sale of producing properties                                --                (114)
  Production                                                (791)             (9,025)
                                                    ------------        ------------

Proved reserves as of December 31, 2001                    6,213              44,944
  Revisions of previous estimates                         (1,204)             (8,955)
  Extensions, discoveries and other additions              1,438              19,453
  Purchase of producing properties                            --                  --
  Sale of producing properties                              (260)            (10,540)
  Production                                                (929)             (7,765)
                                                    ------------        ------------

Proved reserves as of December 31, 2002                    5,258              37,137
                                                    ============        ============

Proved developed reserves

  As of December 31, 2000                                  2,355              18,679
                                                    ============        ============

  As of December 31, 2001                                  3,104              26,847
                                                    ============        ============

  As of December 31, 2002                                  4,201              17,409
                                                    ============        ============

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





STANDARD MEASURE                                                                   December 31,
                                                               ----------------------------------------------------
                                                                   2002                2001                2000
                                                               ------------        ------------        ------------

Future cash flows                                              $    337,776        $    234,736        $    391,078
Future production and development costs                            (120,842)           (118,700)            (66,095)
Future income taxes                                                 (36,687)            (18,226)            (98,190)
                                                               ------------        ------------        ------------

Future net cash flows                                               180,247              97,810             226,793

10% annual discount                                                 (40,831)            (22,763)            (48,470)
                                                               ------------        ------------        ------------

Standardized measure of discounted future net cash flows       $    139,416        $     75,047        $    178,323
                                                               ============        ============        ============


CHANGES IN STANDARDIZED MEASURE                                                Year Ended December 31,
                                                               ----------------------------------------------------
                                                                   2002                2001                2000
                                                               ------------        ------------        ------------

Standarized measure at beginning of year                       $     75,047        $    178,323        $     43,069
Sales and transfers of oil and gas produced,
  net of production costs                                           (38,400)            (45,068)            (18,492)
Changes in price, net of future production costs                     78,648            (188,513)            104,695
Extensions and discoveries, net of future
  production and development costs                                   83,005              33,067              27,575
Changes in estimated future development costs,
  net of development costs incurred during this period               19,059              16,333               2,801
Revisions of quantity estimates                                     (56,166)             (7,742)             12,818
Accretion of discount                                                 8,823              25,687               4,307
Net change in income taxes                                          (13,448)             65,361             (78,544)
Purchase of reserves in place                                            --              12,730              67,052
Sale of reserves in place                                           (12,899)               (864)                 --
Changes in production rates (timing) and other                       (4,253)            (14,267)             13,042
                                                               ------------        ------------        ------------

Standardized measure at end of year                            $    139,416        $     75,047        $    178,323
                                                               ============        ============        ============


         The weighted average prices of oil and gas used with the above tables at December 31, 2002, 2001 and 2000 were $30.44, $18.49 and $25.29 respectively, per barrel and $4.79, $2.69 and $10.35, respectively, per Mcf.

NOTE 13 - SUMMARIZED QUARTERLY FINANCIAL INFORMATION - UNAUDITED

         Summarized quarterly financial information is as follows (amounts in thousands except per share data):


                                                         Quarter Ended
                              ----------------------------------------------------------------
                                 March-31           June-30       September-30     December-31
                              -------------      ------------     ------------     -----------
2002:
Revenues                       $     10,497      $     11,102     $     11,024     $    15,057
Expenses                             10,861            10,847           10,074          13,591
                               ------------      ------------     ------------     -----------
Net income (loss)                      (364)              255              950           1,466
                               ============      ============     ============     ===========
Earnings (loss) per share:
  Basic                        $      (0.01)     $       0.01     $       0.03     $      0.04
  Diluted                      $      (0.01)     $       0.01     $       0.02     $      0.03

2001:
Revenues                       $     12,553      $     14,888     $     15,468     $    12,372
Expenses                              8,412            11,034           12,960          11,230
                               ------------      ------------     ------------     -----------
Net income (1)                        4,141             3,854            2,508           1,142
                               ============      ============     ============     ===========
Earnings per share: (2)
  Basic                        $       0.14      $       0.12     $       0.08     $      0.04
  Diluted                      $       0.13      $       0.11     $       0.07     $      0.03

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

         3.4      Certificate of Designations, Preferences, Limitations And
                  Relative Rights of The Series a Junior Participating Preferred
                  Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit A of the Rights Agreement attached as
                  Exhibit 1 to Form 8-A filed November 9, 2001).

         4.1      Form of Certificate of Contingent Stock Issue Right
                  (incorporated herein by reference to Exhibit 4.3 to Form 8-K dated September 16, 1998).

         4.2      Form of Warrant to Purchase Shares of Common Stock of
                  PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-K dated August 9, 1999).

         4.3      Form of Placement Agent Warrant to Purchase Shares of Common
                  Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.2 to Form 8-K dated August 9, 1999).

         4.4      Rights Agreement dated as of November 7, 2001 between
                  PetroQuest Energy, Inc. and American Stock Transfer & Trust
                  Company, as Rights Agent, including exhibits thereto
                  (incorporated herein by reference to Exhibit 1 to Form 8-A filed November 9, 2001).

         4.5 Form of Rights Certificate (incorporated herein by reference to Exhibit C of the Rights Agreement attached as Exhibit 1 to Form 8-A filed November 9, 2001).

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

         10.10 Third Amendment to Amended and Restated Credit Agreement dated as of March 1, 2002, among PetroQuest Energy, L.L.C.,
                  PetroQuest Energy, Inc., Royal Bank of Canada, Union Bank of
                  California, N.A., and Hibernia National Bank, a national banking association, individually as a lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.10 to Form 10-K filed March 13, 2002).

         10.11 Fourth Amendment to Amended and Restated Credit Agreement dated as of November 13, 2002, but effective as of September
                  20, 2002, among PetroQuest Energy, L.L.C., PetroQuest Energy,
                  Inc., Royal Bank of Canada, Union Bank of California, N.A., and Hibernia National Bank, a national banking association, individually as a lender and as Administrative Agent
                  (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed November 14, 2002).

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

         10.14    Employment Agreement dated September 1, 1998, between
                  PetroQuest Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to Exhibit 10.4 to Form 8-K dated
                  September 16, 1998).

         10.15    First Amendment to Employment agreement dated September 1,
                  1998 between PetroQuest Energy, Inc. and Charles T. Goodson dated July 30, 1999 (incorporated herein by reference to Exhibit 10.1 to For 8-K dated August 9, 1999).

         10.16    First Amendment to Employment Agreement dated September 1,
                  1998 between PetroQuest Energy, Inc. and Alfred J. Thomas, II dated July 30, 1999 (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated August 9, 1999).

         10.17    First Amendment to Employment Agreement dated September 1,
                  1998 between PetroQuest Energy, Inc. and Ralph J. Daigle dated
                  July 30, 1999 (incorporated herein by reference to Exhibit
                  10.3 to Form 8-K dated August 9, 1999).

         10.18    Employment Agreement dated May 8, 2000 between PetroQuest
                  Energy, Inc. and Michael O. Aldridge (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 14,
                  2000).

         10.19    Employment Agreement dated December 15, 2000 between
                  PetroQuest Energy, Inc. and Arthur M. Mixon, III.
                  (incorporated herein by reference to Exhibit 10.12 to Form
                  10-K filed March 30, 2001).

         10.20    Employment Agreement dated April 20, 2001 between PetroQuest
                  Energy, Inc. and Daniel G. Fournerat (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed May 15, 2001).

        *10.21    Employment Agreement dated April 20, 2001 between PetroQuest
                  Energy, Inc. and Dalton F. Smith III.

         10.22    Form of Termination Agreement Between PetroQuest Energy, Inc.
                  and each of its executive officers, including Charles T.
                  Goodson, Alfred J. Thomas, II, Ralph J. Daigle, Michael O.
                  Aldridge, Arthur M. Mixon, III, Daniel G. Fournerat and Dalton
                  F. Smith III (incorporated herein by reference to Exhibit
                  10.20 to Form 10-K filed March 13, 2002).

         10.23    Form of Indemnification Agreement between PetroQuest Energy,
                  Inc. and each of its directors and executive officers, including Charles T. Goodson, Alfred J. Thomas, II, Ralph J.
                  Daigle, Daniel G. Fournerat, E. Wayne Nordberg, Jay B.
                  Langner, William W. Rucks, IV, Michael O. Aldridge, Arthur M.
                  Mixon, III and Dalton F. Smith III (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed March 13, 2002).

         21.1 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to Form 10-K filed March 30, 2001).

        *23.1     Consent of Independent Auditors.

         23.2 Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a under the Securities Act of 1933, as amended).

        *23.3     Consent of Ryder Scott Company, L.P.

        *99.1     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                  Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

        *99.2     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                  Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

----------
* Filed herewith.