Form 10-Q
period 2003-03-31
PETROQUEST ENERGY INC
filed 2003-05-15
CIK 872248

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the quarterly period ended: March 31, 2003
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X                    No
   -------                   -------

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes   X                    No
   -------                   -------


         As of May 9, 2003, there were 42,852,394 shares of the registrant's common stock, par value $.001 per share, outstanding.

                             PETROQUEST ENERGY, INC.

                                Table of Contents

Part I.  Financial Information                                                                                 Page No.
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                      March 31, 2003 and December 31, 2002....................................................    1

                  Consolidated Statements of Operations for the
                      Three Months Ended March 31, 2003 and 2002..............................................    2

                  Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 2003 and 2002.............................................     3

                  Notes to Consolidated Financial Statements..................................................    4

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........................................    8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................    13

         Item 4.  Controls and Procedures....................................................................    13

Part II. Other Information

         Item 1.  Legal Proceedings...........................................................................   14

         Item 2.  Changes in Securities and Use of Proceeds...................................................   14

         Item 3.  Defaults upon Senior Securities.............................................................   14

         Item 4.  Submission of Matters to a Vote of Security Holders........................................    14

         Item 5.  Other Information...........................................................................   14

         Item 6.  Exhibits and Reports on Form 8-K............................................................   14

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (Amounts in Thousands)


                                                                     March 31,      December 31,
                                                                       2003           2002
                                                                    ---------       ---------
                                                                   (unaudited)      (Note 1)
                                  ASSETS

Current assets:
        Cash and cash equivalents                                   $   1,255       $   1,137
        Oil and gas revenue receivable                                  6,787           6,500
        Joint interest billing receivable                               2,441           2,165
        Other current assets                                            1,472             310
                                                                    ---------       ---------
Total current assets                                                   11,955          10,112
                                                                    ---------       ---------

Oil and gas properties:
        Oil and gas properties, full cost method                      232,405         214,543
        Unevaluated oil and gas properties                             11,738          15,653
        Accumulated depreciation, depletion and amortization         (115,194)       (109,450)
                                                                    ---------       ---------
Oil and gas properties, net                                           128,949         120,746
                                                                    ---------       ---------

Other assets, net of accumulated depreciation and amortization
        of $3,003 and $2,851, respectively                              1,103           1,205
                                                                    ---------       ---------

Total assets                                                        $ 142,007       $ 132,063
                                                                    =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities                    $  11,919       $  18,337
        Advances from co-owners                                         2,808             940
        Current portion of long-term debt                              10,000           6,600
                                                                    ---------       ---------
Total current liabilities                                              24,727          25,877
                                                                    ---------       ---------

Long-term debt                                                             --           2,400

Asset retirement obligation                                             9,607              --

Deferred income taxes                                                   6,826           5,461

Other liabilities                                                         555             555

Commitments and contingencies                                              --              --

Stockholders' equity:
        Common stock, $.001 par value; authorized 75,000
          shares; issued and outstanding 42,852 and 42,852
          shares, respectively                                             43              43
        Paid-in capital                                               106,134         106,173
        Other comprehensive income                                     (1,715)         (1,197)
        Unearned deferred compensation                                   (251)           (337)
        Accumulated deficit                                            (3,919)         (6,912)
                                                                    ---------       ---------
Total stockholders' equity                                            100,292          97,770
                                                                    ---------       ---------

Total liabilities and stockholders' equity                          $ 142,007       $ 132,063
                                                                    =========       =========

          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                  (Amounts in Thousands, Except Per Share Data)


                                                            Three Months Ended
                                                         -----------------------
                                                                March 31,
                                                         -----------------------
                                                           2003           2002
                                                         --------       --------
Revenues:
        Oil and gas sales                                $ 16,154       $ 10,509
        Interest and other income                             (24)           (12)
                                                         --------       --------
                                                           16,130         10,497
                                                         --------       --------

Expenses:
        Lease operating expenses                            2,762          2,349
        Production taxes                                      210            202
        Depreciation, depletion and amortization            8,473          7,094
        General and administrative                          1,223          1,200
        Accretion of asset retirement obligation              140             --
        Interest expense                                       23            211
                                                         --------       --------
                                                           12,831         11,056
                                                         --------       --------

Income from operations                                      3,299           (559)

        Income tax expense (benefit)                        1,155           (195)
                                                         --------       --------
Income (loss) before cumulative effect of
change in accounting principle                           $  2,144       $   (364)

Cumulative effect of change in accounting principle      $    849       $     --
                                                         --------       --------

Net income (loss)                                        $  2,993       $   (364)
                                                         ========       ========

Earnings (loss) per common share:

  Basic

       Income (loss) before cumulative effect of
       change in accounting principle                    $   0.05       $  (0.01)
       Cumulative effect of change in
       accounting principle                              $   0.02       $     --
                                                         --------       --------
       Net income (loss)                                 $   0.07       $  (0.01)
                                                         ========       ========
  Diluted

       Income (loss) before cumulative effect of
       change in accounting principle                    $   0.05       $  (0.01)
       Cumulative effect of change in
       accounting principle                              $   0.02       $     --
                                                         --------       --------
       Net income (loss)                                 $   0.07       $  (0.01)
                                                         ========       ========

Weighted average number of common shares:

        Basic                                              42,852         34,724
                                                         ========       ========
        Diluted                                            44,168         34,724
                                                         ========       ========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (Amounts in Thousands)

                                                                                    Three Months Ended
                                                                                   ----------------------
                                                                                         March 31,
                                                                                   ----------------------
                                                                                     2003          2002
                                                                                   -------       --------
Cash flows from operating activities:
Net income (loss)                                                                  $ 2,993       $   (364)
Adjustments to reconcile net income to net cash provided by
  operating activities:
        Deferred tax expense (benefit)                                               1,155           (195)
        Depreciation, depletion and amortization                                     8,473          7,094
        Cumulative effect of change in accounting principle                           (849)            --
        Accretion of asset retirement obligation                                       140             --
        Amortization of debt issuance costs                                             45            118
        Compensation expense                                                            86             86
        Derivative mark to market                                                      (41)             6
Changes in working capital accounts:

        Accounts receivable                                                           (286)           193
        Joint interest billing receivable                                             (275)         3,642
        Other assets                                                                   (51)          (241)
        Accounts payable and accrued liabilities                                    (5,679)        (3,788)
        Advances from co-owners                                                      2,139         (1,624)
        Plugging and abandonment escrow                                                 --            349
        Other                                                                       (1,162)        (1,209)
                                                                                   -------       --------

Net cash provided by operating activities                                            6,688          4,067
                                                                                   -------       --------
Cash flows from investing activities:
        Investment in oil and gas properties                                        (7,564)       (12,777)
        Sale of oil and gas properties, net                                             --         17,320
                                                                                   -------       --------

Net cash (used in) provided by investing activities                                 (7,564)         4,543
                                                                                   -------       --------
Cash flows from investing activities:
        Exercise of options and warrants                                                --            137
        Proceeds from borrowings                                                     3,000             --
        Repayment of debt                                                           (2,000)       (31,329)
        Issuance of common stock, net of expenses                                       (6)        21,834
                                                                                   -------       --------

Net cash provided by (used in) financing activities                                    994         (9,358)
                                                                                   -------       --------

Net increase (decrease) in cash and cash equivalents                                   118           (748)

Cash balance and cash equivalents, beginning of period                               1,137          1,063
                                                                                   -------       --------

Cash balance and cash equivalents, end of period                                   $ 1,255       $    315
                                                                                   =======       ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
                Interest                                                           $    76       $    370
                                                                                   =======       ========
                Income taxes                                                       $    --       $     --
                                                                                   =======       ========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   BASIS OF PRESENTATION

         The consolidated financial information for the three-month periods ended March 31, 2003 and 2002, respectively, have been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2003 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

         The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         Options to purchase 1,325,587 shares of common stock were outstanding during the three-month period ended March 31, 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares during the periods. These options' exercise prices were between $3.13-$7.65 and expire in 2010-2012. For the three months ended March 31, 2002, 3,391,665 of the Company's options and warrants were not included in the computation of diluted loss per share because the effect of the assumed exercise of these stock options as of the beginning of the year would have an antidilutive effect.

NOTE 3   LONG-TERM DEBT

         The Company entered into a new bank credit facility on May 14, 2003 with a group of two banks, which replaces the current credit facility. The Company will expense approximately $200,000 of deferred financing costs during the quarter ended June 30, 2003 relating to the previous credit facility.

         Pursuant to the new credit facility agreement, PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $75 million revolving credit facility with a group of two banks which permits the Borrower to borrow amounts from time to time based on its available borrowing base as determined in the credit facility. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under this credit facility is based upon the valuation as of January 1 and July 1 of each year of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. The Company or the lenders may also request additional borrowing base redeterminations. The initial borrowing base under this credit facility is $15.5 million and is subject to monthly reductions of $1.25 million beginning June 1, 2003. The banks will determine future monthly reductions in connection with each borrowing base redetermination.

         Outstanding balances on the revolving credit facility bear interest at either the bank's prime rate plus a margin (based on a sliding scale of 0.75% to 1.25% based on borrowing base usage but never less than the Federal Funds Effective Rate plus 0.5%)
or the Eurodollar rate plus a margin (based on a sliding scale of 2.0% to 2.5% depending on borrowing base usage). The credit facility also allows the Company to use up to $5 million of the borrowing base for letters of credit for fees equal to the applicable margin rate for Eurodollar advances. At May 14, 2003, the Company had $9 million of borrowings and a $2.6 million letter of credit issued pursuant to the credit facility.

         The Company is subject to certain restrictive financial and non-financial covenants under the credit facility, including a minimum current ratio, a minimum tangible net worth, maximum debt to EBITDA ratio, maximum G&A expenses, and limiting authorization for expenditures on dry hole costs, all as defined in the credit facility. The credit facility also requires the Borrower to establish and maintain commodity hedges covering at least 50% of its proved developed producing reserves on a rolling twelve month basis. The credit facility matures during May 2006.

         The Company currently has two interest rate swaps covering $5 million of our floating rate debt. The swaps, which expire in November 2003 and 2004, have fixed interest rates of 4.56% and 4.25%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through other income in the Company's income statement. At March 31, 2003, the Company recognized a liability of $435,000 related to these derivative instruments.

NOTE 4   NEW ACCOUNTING STANDARDS

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

         The Company adopted SFAS 143 effective January 1, 2003. The net difference between the Company's previously recorded abandonment liability and the amounts estimated under SFAS 143, after taxes, totaled a gain of $849,000, which has been recognized as a cumulative effect of a change in accounting principle. The gain is due to the effect on the historical depletion as a result of the retirement obligation being recorded at fair value. On a pro forma basis, the impact for the quarter ended March 31, 2002 would have increased net income by $90,000.

         The Company has legal obligations to plug, abandon and dismantle existing wells and facilities that it has acquired and constructed during its existence. As of January 1, 2003, the Company recognized a $9,467,000 liability for its asset retirement obligations and recorded the related additional assets that will be depreciated using the units-of-production method. The following table describes all changes to the Company's asset retirement obligation liability:

                                                      Quarter Ended
                                                      March 31, 2003
                                                      --------------
Asset retirement obligation at beginning of year      $       --

Liability recognized in transition                     9,467,000

Accretion expense                                        140,000
                                                      ----------

Asset retirement obligation at end of period          $9,607,000
                                                      ==========

         If the new accounting rules had been adopted on January 1, 2002, the asset retirement obligation would have approximated $7.3 million.

NOTE 5   EQUITY

Other Comprehensive Income

         The following table presents a recap of the Company's comprehensive income for the three-month periods ended March 31, 2003 and 2002 (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                      2003        2002
                                                    -------       -----
Net income  (loss)                                  $ 2,993       $(364)
Change in fair value of derivative instrument,
        accounted for as hedges, net of taxes          (337)       (376)
                                                    -------       -----
Comprehensive income  (loss)                        $ 2,656       $(740)

         The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards No. 133, as amended (SFAS 133). When the conditions specified in SFAS 133 are met, the Company may designate these derivatives as hedges. As of March 31, 2003, the Company had fixed price swap contracts with third parties, whereby a fixed price has been established for a certain period. At March 31, 2003 and 2002, the effect of derivative financial instruments is net of deferred income tax benefit of $181,000 and $203,000, respectively.

Unearned Deferred Compensation

         In April 2001, the original owners, (the "Original Owners") of American Explorer L.L.C. entered into an agreement with an officer of the Company whereby the Original Owners granted to the officer an option to acquire, at a fixed price, certain of the shares the Original Owners were issued in the September 1, 1998 merger and reorganization (the "Merger"). As the fixed price of the April grant was below the market price as of the date of grant, the Company is recognizing non-cash compensation expense over the three-year vesting period of the option. In addition, the Original Owners granted to the officer an interest in a portion of the 1,667,001 shares of common stock issuable pursuant to the Contingent Stock Issue Rights (the "CSIRs") issued to the Original Owners in the Merger, if any, that might be issued. This agreement is similar to agreements previously entered into with two other officers of the Company. Non-cash compensation expense is being recognized for the common stock issuable pursuant to the CSIRs granted to the three officers over the three-year vesting period based on the fair value of the common stock issuable pursuant to the CSIRs in May 2001, when the common stock issuable pursuant to the CSIRs was issued to the Original Owners. The Company has recorded the effects of the transactions as deferred compensation until fully amortized. The Company recorded non-cash compensation expense of $86,000 during the quarters ended March 31, 2003 and 2002, respectively, which is included in general and administrative expense.

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

NOTE 6   STOCK BASED COMPENSATION

         The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees." No stock option compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company is recognizing compensation expense as a result of the Original Owners granting options to three officers as discussed in Note 5. The following table illustrates the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" pursuant to the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (in thousands, except per share data):

                                                                Three Months Ended
                                                            -------------------------
                                                                    March 31,
                                                            -------------------------
                                                               2003            2002
                                                            ---------       ---------
Net income (loss)                                               2,993            (364)
Stock-based compensation:
  Add expense included in reported results, net of tax             56              56
  Deduct fair value based method, net of tax                     (112)           (226)
                                                            ---------       ---------
Pro forma net income (loss)                                     2,937            (534)

Earnings (loss) per common share:

  Basic - as reported                                       $    0.07          ($0.01)
  Basic - pro forma                                         $    0.07          ($0.02)
  Diluted - as reported                                     $    0.07          ($0.01)
  Diluted - pro forma                                       $    0.07          ($0.02)


NOTE 7   DISPOSITION OF PROPERTY

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

         The Company's business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region. At March 31, 2003, the Company operated approximately 95% of all of its proved reserves. For the three months ended March 31, 2003, approximately 47% of the Company's equivalent production was oil and 53% was natural gas.

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

         The costs associated with unevaluated properties are not initially included in the amortization base and relate to unevaluated leasehold acreage and delay rentals, seismic data and capitalized interest. These costs are either transferred to the amortization base with the costs of drilling the related well or are assessed quarterly for possible impairment or reduction in value.

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

RESULTS OF OPERATIONS

         The following table (unaudited) sets forth certain operating information with respect to our oil and gas operations for the periods noted:

                                      Three Months Ended
                               --------------------------
                                        March 31,
                               --------------------------
                                  2003             2002
                               ----------      ----------
Production:
  Oil (Bbls)                      234,830         234,508
  Gas (Mcf)                     1,606,318       2,384,964
  Total Production (Mcfe)       3,015,298       3,792,012

Sales:
  Total oil sales              $7,235,119      $4,853,441
  Total gas sales               8,918,569       5,655,498

Average sales prices:
  Oil (per Bbl)                $    30.81      $    20.70
  Gas (per Mcf)                      5.55            2.37
  Per Mcfe                           5.36            2.77

The above sales include reductions related to gas hedges of $1,644,000 and $138,000 and oil hedges of $725,000 and zero for the three months ended March 31, 2003 and 2002, respectively.

Net income totaled $2,993,000 for the quarter ended March 31, 2003. The Company incurred a net loss of $364,000 for the quarter ended March 31, 2002. The results are attributable to the following components:

PRODUCTION. Oil production in 2003 remained relatively flat as compared to the quarter ended March 31, 2002. Natural gas production in 2003 decreased 33% over the quarter ended March 31, 2002. On a Mcfe basis, production for the first quarter decreased 20% over the same period in 2002. The decrease in production for the quarter ended March 31, 2003 as compared to 2002 was due to well performance at our Bordeaux and Berry Lake wells, the consistent decline of our Gulf Coast production and the absence of the addition of a significant amount of new discoveries.

PRICES. The average oil price per Bbl for the quarter ended March 31, 2003 was $30.81, as compared to $20.70 for the same period in 2002. Average gas price per Mcf was $5.55 for the quarter ended March 31, 2003, as compared to $2.37 for the same period in 2002. Stated on a Mcfe basis, unit prices received during the first quarter 2003 were 94% higher than the prices received during the comparable 2002 period.

REVENUE. Oil and gas sales during the quarter ended March 31, 2003 increased to $16,154,000 as compared to sales of $10,509,000 for the same period in 2002. The increase in commodity prices partially offset by a decrease in production volumes, resulted in an increase in revenue.

EXPENSES. Lease operating expenses for the quarter ended March 31, 2003 increased to $2,762,000 as compared to $2,349,000 for the quarter ended March 31, 2002. On a Mcfe basis, lease operating expenses for the quarter ended March 31, 2003 increased to $0.92 as compared to $0.62 for the same period in 2002. The increase is primarily due to the decrease in production volumes without a comparable reduction of the fixed costs in our major fields.

General and administrative expenses during the quarter ended March 31, 2003 totaled $1,223,000 as compared to expenses of $1,200,000 during the 2002 period. The Company capitalized $978,000 and $925,000, respectively, of general and administrative costs during the quarters ended March 31, 2003 and 2002. We recognized $86,000 of non-cash compensation expense during the quarters ended March 31, 2003 and 2002.

Depreciation, depletion and amortization ("DD&A") expense in 2003 increased 19% over the quarter ended March 31, 2002. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the first quarter of 2003 was $2.81 per Mcfe as compared to $1.87 per Mcfe for the same period in 2002. The increase in 2003 as compared to 2002 is due primarily to the significant capital expended during the previous twelve months without a comparable increase in our reserve base.

Interest expense, net of amounts capitalized on unevaluated prospects, decreased $188,000 during the quarter ended March 31, 2003 as compared to same period in 2002. The decrease is the result of a decrease in the average debt levels and interest rates during the current year. We capitalized $124,000 and $164,000 of interest during the three months ended March 31, 2003 and 2002, respectively.

Income tax expense of $1,155,000 was recognized during quarter ended March 31, 2003. We recorded an income tax benefit of $195,000 during the quarter ended March 31, 2002. The increase is a result of an increase in the operating profit during the current year. We provide for income taxes at a statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of common stock and sales of properties.

Source of Capital: Operations

Net cash flow from operations during the quarter increased from $4,067,000 in 2002 to $6,688,000 in 2003. This increase resulted primarily from an increase in the average realized commodity prices. Additionally, we utilized discretionary cash flow to reduce our vendor payables during the first quarter of 2003, which decreased our net cash flow from operations. The working capital deficit was reduced from $(15.8) million at December 31, 2002 to $(12.8) million at March 31, 2003. This increase was caused primarily by our effort to utilize cash flow to first reduce our working capital deficit and second to drill prospects. These strategies were partially offset by an increase in the current portion of long-term debt due to the borrowing base reductions as required by our credit facility. In order to reduce expenses for the remainder of 2003, our management team has voluntarily reduced salaries, and we have reduced our staff, which should result in an aggregate annual savings of in excess of $1 million.

Source of Capital: Debt

We entered into a new bank credit facility on May 14, 2003 with a group of two banks, which replaces our current credit facility. We will expense approximately $200,000 of deferred financing costs during the quarter ended June 30, 2003 relating to our previous credit facility.

Pursuant to the new credit facility agreement, PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $75 million revolving credit facility with a group of two banks which permits us to borrow amounts from time to time based on our available borrowing base as determined in the credit facility. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under this credit facility is based upon the valuation as of January 1 and July 1 of each year of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. We or the lenders may also request additional borrowing base redeterminations. The initial borrowing base under this credit facility is $15.5 million and is subject to monthly reductions of $1.25 million beginning June 1, 2003. The banks will determine future monthly reductions in connection with each borrowing base redetermination.

Outstanding balances on the revolving credit facility bear interest at either the bank's prime rate plus a margin (based on a sliding scale of 0.75% to 1.25% based on borrowing base usage but never less than the Federal Funds Effective Rate plus 0.5%) or the Eurodollar rate plus a margin (based on a sliding scale of 2.0% to 2.5% depending on borrowing base usage). The credit facility also allows us to use up to $5 million of the borrowing base for letters of credit for fees equal to the applicable margin rate for Eurodollar advances. At May 14, 2003, we had $9 million of borrowings and a $2.6 million letter of credit issued pursuant to the credit facility.

We are subject to certain restrictive financial and non-financial covenants under the credit facility, including a minimum current ratio, a minimum tangible net worth, maximum debt to EBITDA ratio, maximum G&A expenses, and limiting authorization for expenditures on dry hole costs, all as defined in the credit facility. The credit facility also requires the Borrower to establish and maintain commodity hedges covering at least 50% of its proved developed producing reserves on a rolling twelve month basis. The credit facility matures during May 2006.

Natural gas and oil prices have a significant impact on our cash flows available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our credit facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. Additionally, the production declines of certain producing wells resulted in lower production in the three months ended March 31, 2003. Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under the credit facility, thus reducing the amount of financial resources available to meet our capital requirements.

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

Use of Capital: Exploration and Development

We have an exploration and development program budget for the year 2003 that will require significant capital. Our capital budget for direct capital for new projects in 2003 is approximately $25 million of which $4.7 million had been incurred by March 31, 2003. Our management believes that cash flows from operations will be sufficient to fund planned 2003 exploration and development activities. We will actively seek industry partners for certain of our prospects to provide further funding for our 2003 planned activities. In the future, our exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, sales of properties, or joint venture arrangements with industry partners. We cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for the remaining nine months of 2003, a 10% change in the prices the Company receives for its crude oil and natural gas production would have an approximate $3 million impact on the Company's revenues.

In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. As of March 31, 2003, the Company had open fixed price swap contracts with third parties, whereby a fixed price has been established for a certain period. These agreements in effect for the remainder of 2003 are for oil volume of 1,000 barrels per day at a weighted average price of $25.75, and gas volume of 7,000Mmbtu per day at a weighted average price of $4.02. At March 31, 2003, the Company recognized a liability of $2,639,000 related to these derivative instruments, which have been designated as cash flow hedges.

We currently have two interest rate swaps covering $5 million of our floating rate debt. The swaps, which expire in November 2003 and 2004, have fixed interest rates of 4.56% and 4.25%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through other income in our income statement. As of March 31, 2003, the fair value of the open interest rate swaps was a liability of $435,000.

The Company also evaluated the potential effect that reasonably possible near term changes may have on the Company's credit facility. Debt outstanding under the facility is subject to a floating interest rate and represents 100% of the Company's total debt as of March 31, 2003. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of March 31, 2003 and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remaining nine months of 2003 is approximately $26,000.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit 99.1, Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

                  Exhibit 99.2, Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K:

                  On January 27, 2003, the Company filed a current report on Form 8-K regarding drilling results.

                  On February 18, 2003, the Company filed a current report on Form 8-K regarding its 2002 year-end proved oil and gas reserves.

                  On February 26, 2003, the Company filed a current report on Form 8-K regarding its 2002 year-end and fourth quarter results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PETROQUEST ENERGY, INC.

Date:  May 15, 2003                      By: /s/ Michael O. Aldridge
       ------------                          ---------------------------------
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

 Date: May 14, 2003                 By:  /s/ Charles T. Goodson
                                         ---------------------------------------
                                         Charles T. Goodson
                                         Chairman of the Board and Chief
                                         Executive Officer (Principal Executive
                                         Officer)

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

Date: May 14, 2003                  By: /s/ Michael O. Aldridge
                                        ----------------------------------------
                                        Michael O. Aldridge
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer (Principal
                                        Financial Officer)