Form 10-Q
period 2003-06-30
PETROQUEST ENERGY INC
filed 2003-08-13
CIK 872248

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

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

         As of August 8, 2003, there were 44,195,394 shares of the registrant's common stock, par value $.001 per share, outstanding.

                             PETROQUEST ENERGY, INC.

                                Table of Contents


Part I.  Financial Information                                                   Page No.
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                      June 30, 2003 and December 31, 2002.......................   1

                  Consolidated Statements of Operations for the
                      Three and Six Months Ended June 30, 2003 and 2002.........   2

                  Consolidated Statements of Cash Flows for the
                      Six Months Ended June 30, 2003 and 2002...................   3

                  Notes to Consolidated Financial Statements....................   4

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.............   8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk....  13

         Item 4.  Controls and Procedures.......................................  14

Part II. Other Information

         Item 1.  Legal Proceedings.............................................  15

         Item 2.  Changes in Securities and Use of Proceeds.....................  15

         Item 3.  Defaults upon Senior Securities...............................  15

         Item 4.  Submission of Matters to a Vote of Security Holders...........  15

         Item 5.  Other Information.............................................  15

         Item 6.  Exhibits and Reports on Form 8-K..............................  15

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (Amounts in Thousands)

                                                                   June 30,      December 31,
                                                                     2003            2002
                                                                 ------------    ------------
                                                                  (unaudited)      (Note 1)
                                  ASSETS
Current assets:
        Cash and cash equivalents                                $      1,898    $      1,137
        Oil and gas revenue receivable                                  3,403           6,500
        Joint interest billing receivable                               2,259           2,165
        Other current assets                                            1,129             310
                                                                 ------------    ------------
Total current assets                                                    8,689          10,112
                                                                 ------------    ------------

Oil and gas properties:
        Oil and gas properties, full cost method                      239,107         214,543
        Unevaluated oil and gas properties                             11,188          15,653
        Accumulated depreciation, depletion and amortization         (120,958)       (109,450)
                                                                 ------------    ------------
Oil and gas properties, net                                           129,337         120,746
                                                                 ------------    ------------

Other assets, net of accumulated depreciation and amortization
        of $3,356 and $2,851, respectively                              1,280           1,205
                                                                 ------------    ------------

Total assets                                                     $    139,306    $    132,063
                                                                 ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities                 $     11,866    $     18,337
        Advances from co-owners                                         1,088             940
        Current portion of long-term debt                               7,000           6,600
                                                                 ------------    ------------
Total current liabilities                                              19,954          25,877
                                                                 ------------    ------------

Long-term debt                                                             --           2,400
Asset retirement obligation                                            11,432              --

Deferred income taxes                                                   6,465           5,461

Other liabilities                                                         555             555

Commitments and contingencies                                              --              --

Stockholders' equity:
        Common stock, $.001 par value; authorized 75,000
          shares; issued and outstanding 43,877 and 42,852
          shares, respectively                                             44              43
        Paid-in capital                                               107,390         106,173
        Other comprehensive income                                       (734)         (1,197)
        Unearned deferred compensation                                   (183)           (337)
        Accumulated deficit                                            (5,617)         (6,912)
                                                                 ------------    ------------
Total stockholders' equity                                            100,900          97,770
                                                                 ------------    ------------

Total liabilities and stockholders' equity                       $    139,306    $    132,063
                                                                 ============    ============


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                  (Amounts in Thousands, Except Per Share Data)

                                                       Three Months Ended      Six Months Ended
                                                            June 30,               June 30,
                                                      --------------------   -------------------
                                                        2003        2002       2003       2002
                                                      --------    --------   --------   --------
Revenues:
        Oil and gas sales                             $  9,060    $ 11,357   $ 25,214   $ 21,866
        Interest and other income                           41          15         52         36
                                                      --------    --------   --------   --------
                                                         9,101      11,372     25,266     21,902
                                                      --------    --------   --------   --------

Expenses:
        Lease operating expenses                         2,504       2,404      5,266      4,752
        Production taxes                                   125         120        335        322
        Depreciation, depletion and amortization         5,878       6,627     14,351     13,722
        General and administrative                       1,126       1,542      2,348      2,743
        Accretion of asset retirement obligation           136          --        276         --
        Interest expense                                   230          17        254        227
        Derivative expense                               1,714         270      1,749        304
                                                      --------    --------   --------   --------
                                                        11,713      10,980     24,579     22,070
                                                      --------    --------   --------   --------

Income (loss) from operations                           (2,612)        392        687       (168)

        Income tax expense (benefit)                      (914)        137        241        (59)
                                                      --------    --------   --------   --------
Income (loss) before cumulative effect of
    change in accounting principle                    $ (1,698)   $    255   $    446   $   (109)

Cumulative effect of change in accounting principle         --          --        849         --
                                                      --------    --------   --------   --------

Net income (loss)                                     $ (1,698)   $    255   $  1,295   $   (109)
                                                      ========    ========   ========   ========

Earnings (loss) per common share:
  Basic
       Income (loss) before cumulative effect of
          change in accounting principle              $  (0.04)   $   0.01   $   0.01   $     --
       Cumulative effect of change in
          accounting principle                              --          --       0.02         --
                                                      --------    --------   --------   --------
       Net income (loss)                              $  (0.04)   $   0.01   $   0.03   $     --
                                                      ========    ========   ========   ========
  Diluted
       Income (loss) before cumulative effect of
          change in accounting principle              $  (0.04)   $   0.01   $   0.01   $     --
       Cumulative effect of change in
          accounting principle                              --          --       0.02         --
                                                      --------    --------   --------   --------
       Net income (loss)                              $  (0.04)   $   0.01   $   0.03   $     --
                                                      ========    ========   ========   ========

Weighted average number of common shares:
        Basic                                           42,895      37,883     42,874     36,287
                                                      ========    ========   ========   ========
        Diluted                                         42,895      40,188     43,880     36,287
                                                      ========    ========   ========   ========


          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (Amounts in Thousands)

                                                                 Six Months Ended
                                                                     June 30,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
Cash flows from operating activities:
Net income (loss)                                             $   1,295    $    (109)
Adjustments to reconcile net income to net cash provided by
  operating activities:
        Deferred tax expense (benefit)                              241          (59)
        Depreciation, depletion and amortization                 14,351       13,722
        Cumulative effect of change in accounting principle        (849)          --
        Accretion of asset retirement obligation                    276           --
        Amortization of debt issuance costs                         284          169
        Compensation expense                                        155          172
        Derivative mark to market                                 1,295          240
Changes in working capital accounts:
        Accounts receivable                                       3,097          643
        Joint interest billing receivable                           (94)       3,073
        Other assets                                               (579)        (612)
        Accounts payable and accrued liabilities                 (5,751)      (2,996)
        Advances from co-owners                                     148          293
        Plugging and abandonment escrow                              --          319
        Other                                                      (818)        (687)
                                                              ---------    ---------

Net cash provided by operating activities                        13,051       14,168
                                                              ---------    ---------

Cash flows from investing activities:
        Investment in oil and gas properties                    (11,565)     (29,376)
        Sale of oil and gas properties, net                          --       17,321
                                                              ---------    ---------

Net cash used in investing activities                           (11,565)     (12,055)
                                                              ---------    ---------

Cash flows from investing activities:
        Exercise of options and warrants                          1,281          173
        Proceeds from borrowings                                 14,600        8,000
        Repayment of debt                                       (16,600)     (32,329)
        Issuance of common stock, net of expenses                    (6)      21,827
                                                              ---------    ---------

Net cash used in financing activities                              (725)      (2,329)
                                                              ---------    ---------

Net increase (decrease) in cash and cash equivalents                761         (216)

Cash balance and cash equivalents, beginning of period            1,137        1,063
                                                              ---------    ---------

Cash balance and cash equivalents, end of period              $   1,898    $     847
                                                              =========    =========

Supplemental disclosure of cash flow information:
        Cash paid during the period for:
                Interest                                      $     169    $     425
                                                              =========    =========
                Income taxes                                  $      --    $      --
                                                              =========    =========



          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   BASIS OF PRESENTATION

         The consolidated financial information for the three- and six-month periods ended June 30, 2003 and 2002, respectively, have been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2003 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

         Options to purchase 1,225,753 shares of common stock were outstanding during the six-month period ended June 30, 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares during the periods. These options' exercise prices were between $3.13-$7.65 and expire in 2010-2012. For the three months ended June 30, 2003, 2,369,919 of the Company's options and warrants were not included in the computation of diluted loss per share because the effect of the assumed exercise of these stock options as of the beginning of the year would have an antidilutive effect. For the six months ended June 30, 2002, 3,476,749 of the Company's options and warrants were not included in the computation of diluted loss per share because the effect of the assumed exercise of these stock options as of the beginning of the year would have an antidilutive effect. Options to purchase 160,000 shares of common stock were outstanding during the three-month period ended June 30, 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares during the periods. These options' exercise prices were between $6.25-$7.65 and expire in 2011.

NOTE 3   LONG-TERM DEBT

         The Company entered into a bank credit facility on May 14, 2003 with a group of two banks. The Company expensed $203,000 of deferred financing costs, which is included in interest expense, during the quarter ended June 30, 2003 relating to the previous credit facility.

         Pursuant to the new credit facility agreement, PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $75 million revolving credit facility with a group of two banks which permits the Borrower to borrow amounts from time to time based on its available borrowing base as determined in the credit facility. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under this credit facility is based upon the valuation as of April 1 and October 1 of each year of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. The Company or the lenders may also request additional borrowing base redeterminations. As of June 30, 2003, the borrowing base under this credit facility was $14.25 million and is subject to monthly reductions of $1.25 million. The banks will determine future monthly reductions in connection with each borrowing base redetermination.

         Outstanding balances on the revolving credit facility bear interest at either the bank's prime rate plus a margin (based on a sliding scale of 0.75% to 1.25% based on borrowing base usage but never less than the Federal Funds Effective Rate plus 0.5%) or the Eurodollar rate plus a margin (based on a sliding scale of 2.0% to 2.5% depending on borrowing base usage). The credit facility also allows the Company to use up to $5 million of the borrowing base for letters of credit for fees equal to the applicable margin rate for Eurodollar advances. At August 8, 2003, the Company had $7 million of borrowings and $4.2 million in letters of credit issued pursuant to the credit facility.

         The Company is subject to certain restrictive financial and non-financial covenants under the credit facility, including a minimum current ratio, a minimum tangible net worth, maximum debt to EBITDA ratio, maximum G&A expenses, and limiting authorization for expenditures on dry hole costs, all as defined in the credit facility. The credit facility also requires the Borrower to establish and maintain commodity hedges covering at least 50% of its proved developed producing reserves on a rolling twelve-month basis. The credit facility matures on May 14, 2006.

         The Company currently has two interest rate swaps covering $5 million of our floating rate debt. The swaps, which expire in November 2003 and 2004, have fixed interest rates of 4.56% and 4.25%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through derivative expense in the Company's income statement. At June 30, 2003, the Company recognized a liability of $384,000 related to these derivative instruments.

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

         The Company adopted SFAS 143 effective January 1, 2003. The net difference between the Company's previously recorded abandonment liability and the amounts estimated under SFAS 143, after taxes, totaled a gain of $849,000, which has been recognized as a cumulative effect of a change in accounting principle. The gain is due to the effect on the historical depletion as a result of the retirement obligation being recorded at fair value. On a pro forma basis, the impact for the six months ended June 30, 2002 would have increased net income by $180,000.

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

                                                                Six Months Ended
                                                                  June 30, 2003
                                                                ----------------
Asset retirement obligation at beginning of year                   $         --

Liability recognized in transition                                    9,467,000

Liabilities incurred during 2003                                         25,000

Liabilities settled during 2003                                        (389,000)

Accretion expense                                                       276,000

Revisions in estimated cash flows                                     2,053,000
                                                                   ------------

Asset retirement obligation at end of period                       $ 11,432,000
                                                                   ============

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires extensive disclosures (including certain disclosures that are applicable to December 31, 2002 financial statements) and will require companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity's equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date FIN 46's consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise's maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 (including December 31, 2002 financial statements) regardless of when the variable interest entity was created. The consolidation provisions of FIN 46, if applicable, would apply to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in the Company's interim period beginning after June 15, 2003. The Company believes that the implementation of the provisions of FIN 46 will not have a material effect on the Company's consolidated financial statements.


NOTE 5    EQUITY

Other Comprehensive Income and Derivative Instruments

         The following table presents a recap of the Company's comprehensive income for the three- and six-month periods ended June 30, 2003 and 2002 (in thousands):

                                                   Three Months Ended       Six Months Ended
                                                        June 30,                 June 30,
                                                 ----------------------   ---------------------
                                                   2003         2002        2003        2002
                                                 ---------    ---------   ---------   ---------
Net income  (loss)                               $  (1,698)   $     255   $   1,295   $    (109)
Change in fair value of derivative instrument,
        accounted for as hedges, net of taxes          636          376         301          --
                                                 ---------    ---------   ---------   ---------
Comprehensive income  (loss)                     $  (1,062)   $     631   $   1,596   $    (109)
                                                 =========    =========   =========   =========

         The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards No. 133, as amended (SFAS 133). When the conditions specified in SFAS 133 are met, the Company may designate these derivatives as hedges. As of June 30, 2003, the Company had three fixed price swap contracts with third parties designated as hedges, whereby a fixed price has been established for a certain period. For the three months ended June 30, 2003 and 2002, the effect of derivative financial instruments is net of deferred income tax benefit of $342,000 and $202,000, respectively. For the six months ended June 30, 2003, the effect of derivative financial instruments is net of deferred income tax benefit of $161,000. The cash settlements of these hedges are recorded in oil and gas revenues. Oil and gas sales include reductions related to gas hedges of $624,000 and $591,000 and oil hedges of $287,000 and zero for the three months ended June 30, 2003 and 2002, respectively.

Oil and gas sales include reductions related to gas hedges of $2,269,000 and $729,000 and oil hedges of $1,011,000 and zero for the six months ended June 30, 2003 and 2002, respectively.

         During the quarter ended June 30, 2003, one of the Company's commodity hedges became ineffective and a $1,300,000 mark-to-market charge was recorded on the income statement. This charge was recorded on the income statement because of a decline in production in the specific field to which the derivative was designated.


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

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                         ----------------------    ----------------------
                                                           2003         2002         2003         2002
                                                         ---------    ---------    ---------    ---------
Net income (loss)                                        $  (1,698)   $     255    $   1,295    $    (109)
Stock-based compensation:
  Add expense included in reported results, net of tax          45           56           81          112
  Deduct fair value based method, net of tax                  (106)        (226)        (204)        (452)
                                                         ---------    ---------    ---------    ---------
Pro forma net income (loss)                              $  (1,759)   $      85    $   1,172    $    (449)
                                                         =========    =========    =========    =========

Earnings (loss) per common share:
  Basic - as reported                                    $   (0.04)   $    0.01    $    0.03    $    0.00
  Basic - pro forma                                      $   (0.04)   $    0.00    $    0.03    $   (0.01)
  Diluted - as reported                                  $   (0.04)   $    0.01    $    0.03    $    0.00
  Diluted - pro forma                                    $   (0.04)   $    0.00    $    0.03    $   (0.01)

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

         The Company's business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region. At June 30, 2003, the Company operated approximately 95% of all of its proved reserves. For the six months ended June 30, 2003, approximately 51% of the Company's equivalent production was oil and 49% was natural gas.

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

Derivative Instruments

         The estimated fair values of our commodity derivative instruments are recorded in the consolidated balance sheet. At inception, all of our commodity derivative instruments represent hedges of the price of future oil and gas production. The changes in fair value of those derivative instruments that qualify for treatment due to being highly effective are recorded to Other Comprehensive Income until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the expected event does not occur, the fair value of the derivative is recorded on the income statement.

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

RESULTS OF OPERATIONS

         The following table (unaudited) sets forth certain operating information with respect to our oil and gas operations for the periods noted:

                               Three Months Ended           Six Months Ended
                                     June 30,                    June 30,
                            -------------------------   -------------------------
                               2003          2002          2003          2002
                            -----------   -----------   -----------   -----------
Production:
  Oil (Bbls)                    183,034       217,126       417,864       451,634
  Gas (Mcf)                     845,931     1,916,825     2,452,248     4,301,791
  Total Production (Mcfe)     1,944,135     3,219,581     4,959,432     7,011,595

Sales:
  Total oil sales           $ 5,013,976   $ 5,539,229   $12,249,095   $10,392,670
  Total gas sales             4,046,220     5,817,365    12,964,789    11,472,862

Average sales prices:
  Oil (per Bbl)             $     27.39   $     25.51   $     29.31   $     23.01
  Gas (per Mcf)                    4.78          3.03          5.29          2.67
  Per Mcfe                         4.66          3.53          5.08          3.12

The above sales include reductions related to gas hedges of $624,000 and $591,000 and oil hedges of $287,000 and zero for the three months ended June 30, 2003 and 2002, respectively. The above sales include reductions related to gas hedges of $2,269,000 and $729,000 and oil hedges of $1,011,000 and zero for the six months ended June 30, 2003 and 2002, respectively.

Net loss and income totaled $1,698,000 and $255,000 for the quarters ended June 30, 2003 and 2002, respectively. Net income and loss totaled $1,295,000 and $109,000 for the six-month periods ended June 30, 2003 and 2002, respectively. The results are attributable to the following components:

PRODUCTION. Oil production in 2003 decreased 16% and 7% from the second quarter and six months ended June 30, 2002, respectively. Natural gas production in 2003 decreased 56% and 43% from the second quarter and six months ended June 30, 2002, respectively. On a Mcfe basis, production for the quarter and six months ended June 30, 2003 decreased 40% and 29% over the same periods in 2002, respectively. The decrease in current year production as compared to 2002 was due to well performance at our Bordeaux and Berry Lake wells, the consistent decline of our Gulf Coast production and the absence of the addition of a significant amount of new discoveries.

PRICES. Average oil prices per Bbl for the quarter and six months ended June 30, 2003 were $27.39 and $29.31, as compared to $25.51 and $23.01, respectively, for the same periods in 2002. Average gas prices per Mcf were $4.78 and $5.29 for the quarter and six months ended June 30, 2003, as compared to $3.03 and $2.67, respectively, for the same periods in 2002. Stated on a Mcfe basis, unit prices received during the second quarter and six months ended June 30, 2003 were 32% and 63% higher, respectively, than the prices received during the comparable 2002 periods.

REVENUE. Oil and gas sales during the second quarter ended June 30, 2003 decreased to $9,060,000 as compared to sales of $11,357,000 for the same period in 2002. The decrease in production volumes resulted in a decrease in revenue. Oil and gas sales during the six months ended June 30, 2003 increased to $25,214,000 as compared to sales of $21,866,000 for the same period in 2002. The increase in commodity prices partially offset by a decrease in production volumes, resulted in a decrease in revenue.

EXPENSES. Lease operating expenses for the quarter and six months ended June 30, 2003 increased to $2,504,000 and $5,266,000, respectively as compared to $2,404,000 and $4,752,000, respectively, for the same periods in 2002. On a Mcfe basis, lease operating expenses for the quarter and six months ended June 30, 2003 increased to $1.29 and $1.06, respectively, as compared to $0.75 and $0.68 for the same periods during 2002. The increase is primarily due to the decrease in production volumes without a comparable reduction of the fixed costs in our major fields.

General and administrative expenses during the second quarter and six months ended June 30, 2003 totaled $1,126,000 and $2,348,000, respectively, as compared to expenses of $1,542,000 and $2,743,000, respectively, during the 2002 periods. The Company capitalized $918,000 and $1,895,000, respectively, of general and administrative costs during the quarter and six months ended June 30, 2003 as compared to $1,043,000 and $1,968,000, respectively in the comparable 2002 periods. We have recognized $69,000 and $155,000, respectively, of non-cash compensation expense during the quarter and six months ended June 30, 2003. We recorded non-cash compensation expense of $86,000 and $172,000, respectively, during the quarter and six months ended June 30, 2002.

Depreciation, depletion and amortization ("DD&A") expense for the three- and six-month periods ended June 30, 2003 decreased and increased 11% and 5%, respectively, from the 2002 periods. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the second quarter of 2003 was $3.02 per Mcfe as compared to $2.06 per Mcfe for the same period in 2002. The DD&A rate for the six months ended June 30, 2003 was $2.89 per Mcfe compared to $1.96 per Mcfe for the same period in 2002. The increase in 2003 as compared to 2002 is due primarily to the significant capital expended during the previous twelve months without a comparable increase in our reserve base.

Interest expense, net of amounts capitalized on unevaluated prospects, increased $213,000 and $27,000 during the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increases are the result of an increase in the average debt levels during the current year. We capitalized $109,000 and $144,000 of interest during the three months ended June 30, 2003 and 2002, respectively, and $233,000 and $307,000 during the six months ended June 30, 2003 and 2002, respectively.

Derivative expense increased $1,444,000 and $1,445,000 during the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. These increases are primarily the result of a $1,300,000 mark-to-market charge on one of our gas derivatives. This charge was recorded on the income statement because of a decline in production in the specific field to which the derivative was designated. Additionally, the monthly settlements related to this derivative have been recorded to derivative expense effective during June 2003.

Income tax benefit and expense of $914,000 and $241,000 was recognized during the second quarter and six months ended June 30, 2003, respectively, as compared to expense and benefit of $137,000 and $59,000 during the same periods of 2002. The changes are a result of fluctuations in the operating profit during the current year. We provide for income taxes at a statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of common stock and sales of properties.

Source of Capital: Operations

Net cash flow from operations during the six months ended June 30, 2003 decreased from $14,168,000 in 2002 to $13,051,000 in 2003. This decrease resulted primarily from the decrease in production volumes during the current year. Additionally, we utilized discretionary cash flow to reduce our vendor payables and debt during the first six months of 2003, which decreased our net cash flow from operations. The working capital deficit was reduced from $(15.8) million at December 31, 2002 to $(11.3) million at June 30, 2003. This decrease was caused primarily by our effort to utilize cash flow to first reduce our working capital deficit and second to drill prospects. These strategies were partially offset by an increase in the current portion of long-term debt due to the borrowing base reductions as required by our credit facility. In order to reduce expenses for the remainder of 2003, our management team has voluntarily reduced salaries, and we have reduced our staff, which should result in an aggregate annual savings of in excess of $1 million.

Source of Capital: Debt

We entered into a new bank credit facility on May 14, 2003 with a group of two banks. We expensed $203,000 of deferred financing costs, which is included in interest expense, during the quarter ended June 30, 2003 relating to our previous credit facility.

Pursuant to the new credit facility agreement, PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $75 million revolving credit facility with a group of two banks which permits us to borrow amounts from time to time based on our available borrowing base as determined in the credit facility. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under this credit facility is based upon the valuation as of April 1 and October 1 of each year of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. We or the lenders may also request additional borrowing base redeterminations. As of June 30, 2003, the borrowing base under this credit facility was $14.25 million and is subject to monthly reductions of $1.25 million. The banks will determine future monthly reductions in connection with each borrowing base redetermination.

Outstanding balances on the revolving credit facility bear interest at either the bank's prime rate plus a margin (based on a sliding scale of 0.75% to 1.25% based on borrowing base usage but never less than the Federal Funds Effective Rate plus 0.5%) or the Eurodollar rate plus a margin (based on a sliding scale of 2.0% to 2.5% depending on borrowing base usage). The credit facility also allows us to use up to $5 million of the borrowing base for letters of credit for fees equal to the applicable margin rate for Eurodollar advances. At August 8, 2003, we had $7 million of borrowings and $4.2 million in letters of credit issued pursuant to the credit facility.

We are subject to certain restrictive financial and non-financial covenants under the credit facility, including a minimum current ratio, a minimum tangible net worth, maximum debt to EBITDA ratio, maximum G&A expenses, and limiting authorization for expenditures on dry hole costs, all as defined in the credit facility. The credit facility also requires the Borrower to establish and maintain commodity hedges covering at least 50% of its proved developed producing reserves on a rolling twelve month basis. The credit facility matures on May 14, 2006.

Natural gas and oil prices have a significant impact on our cash flows available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our credit facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. Additionally, the production declines of certain producing wells resulted in lower production in the six months ended June 30, 2003. Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under the credit facility, thus reducing the amount of financial resources available to meet our capital requirements.

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

Use of Capital: Exploration and Development

We have an exploration and development program budget for the year 2003 that will require significant capital. Our capital budget for capital for new projects in 2003 is approximately $20-25 million of which $10.3 million had been incurred by June 30, 2003. We have completed the drilling of our Murphy Castle and Knight prospects, and are currently drilling our Trout and Pinot Grigio prospects. Our management believes that cash flows from operations will be sufficient to fund planned 2003 exploration and development activities. We will actively seek industry partners for certain of our prospects to provide further funding for our 2003 planned activities. In the future, our exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, sales of properties, or joint venture arrangements with industry partners. We cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for the remaining six months of 2003, a 10% change in the prices the Company receives for its crude oil and natural gas production would have an approximate $1.7 million impact on the Company's revenues.

In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. As of June 30, 2003, the Company had open fixed price swap contracts with third parties, whereby a fixed price has been established for a certain period. These agreements in effect for the remainder of 2003 are for oil volume of 1,000 barrels per day at a weighted average price of $25.75, and gas volume of 7,000Mmbtu per day at a weighted average price of $4.02. At June 30, 2003, the Company recognized a liability of $2,518,000 related to these derivative instruments, of which three have been designated as cash flow hedges and one has been deemed ineffective and recorded through derivative expense on the income statement.

We currently have two interest rate swaps covering $5 million of our floating rate debt. The swaps, which expire in November 2003 and 2004, have fixed interest rates of 4.56% and 4.25%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through derivative expense in our income statement. As of June 30, 2003, the fair value of the open interest rate swaps was a liability of $384,000.

The Company also evaluated the potential effect that reasonably possible near term changes may have on the Company's credit facility. Debt outstanding under the facility is subject to a floating interest rate and represents 100% of the Company's total debt as of June 30, 2003. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of June 30, 2003 and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remaining six months of 2003 is approximately $13,000.

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

                  NONE.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

                  NONE.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 7, 2003, an annual meeting of stockholders of the Company was held. The holders of 37,726,058 shares of Common Stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

                                                  Number of      Number of
                                                    Votes          Votes
Name                                                 For          Withheld
----                                              ----------     ---------
Charles T. Goodson                                33,355,587     4,370,471
Alfred J. Thomas, III                             33,608,548     4,117,510
Ralph J. Daigle                                   33,558,848     4,167,210
Michael O. Aldridge                               33,592,348     4,133,710
William W. Rucks, IV                              34,802,905     2,923,153
Jay B. Langner                                    33,633,409     4,092,649
E. Wayne Nordberg                                 35,035,430     2,690,628

Item 5.        OTHER INFORMATION

                  NONE.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


                  Exhibit 10.1. Amended and Restated Credit Agreement, dated as of May 14, 2003, by and between PetroQuest Energy, LLC, PetroQuest Energy, Inc., Bank One, NA, Banc One Capital Markets, Inc., and certain other Lenders.

                  Exhibit 10.2. Guaranty dated May 14, 2003, between PetroQuest Energy, Inc. and Bank One, NA, as Agent for the Lenders.

                  Exhibit 31.1. Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

                  Exhibit 31.2. Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

                  Exhibit 32.1. Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

             Exhibit 32.2. Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

             On May 8, 2003, the Company filed a current report on Form 8-K regarding its 2003 first quarter results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PETROQUEST ENERGY, INC.

Date:     August 13, 2003              By: /s/ Michael O. Aldridge
       -------------------                -------------------------------------
                                             Michael O. Aldridge
                                             Senior Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Authorized Officer and Principal
                                             Financial and Accounting Officer)