Form 10-Q
period 2003-09-30
PETROQUEST ENERGY INC
filed 2003-11-13
CIK 872248

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

               For the quarterly period ended: September 30, 2003
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Yes   [X]                  No [ ]

         As of November 12, 2003, there were 44,535,694 shares of the registrant's common stock, par value $.001 per share, outstanding.

                             PETROQUEST ENERGY, INC.

                                Table of Contents

                                                                                                      Page No.
                                                                                                      --------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                      September 30, 2003 and December 31, 2002......................................      1

                  Consolidated Statements of Operations for the
                      Three and Nine Months Ended September 30, 2003 and 2002.......................      2

                  Consolidated Statements of Cash Flows for the
                      Nine Months Ended September 30, 2003 and 2002.................................      3

                  Notes to Consolidated Financial Statements........................................      4

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.................................      8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................     13

         Item 4.  Controls and Procedures...........................................................     14

Part II. Other Information

         Item 1.  Legal Proceedings.................................................................     15

         Item 2.  Changes in Securities and Use of Proceeds.........................................     15

         Item 3.  Defaults upon Senior Securities...................................................     15

         Item 4.  Submission of Matters to a Vote of Security Holders...............................     15

         Item 5.  Other Information.................................................................     15

         Item 6.  Exhibits and Reports on Form 8-K..................................................     15

                             PETROQUEST ENERGY, INC.
                           Consolidated Balance Sheets
                             (Amounts in Thousands)

                                                                                September 30,          December 31,
                                                                                    2003                  2002
                                                                                    ----                  ----
                                                                                 (unaudited)             (Note 1)
                                                      ASSETS

Current assets:
        Cash and cash equivalents                                               $        831           $      1,137
        Oil and gas revenue receivable                                                 4,839                  6,500
        Joint interest billing receivable                                              3,527                  2,165
        Other current assets                                                             765                    310
                                                                                ------------           ------------
Total current assets                                                                   9,962                 10,112
                                                                                ------------           ------------

Oil and gas properties:
        Oil and gas properties, full cost method                                     246,785                214,543
        Unevaluated oil and gas properties                                            11,029                 15,653
        Accumulated depreciation, depletion and amortization                        (127,047)              (109,450)
                                                                                ------------           ------------
Oil and gas properties, net                                                          130,767                120,746
                                                                                ------------           ------------

Other assets, net of accumulated depreciation and amortization
        of $3,503 and $2,851, respectively                                             1,303                  1,205
                                                                                ------------           ------------

Total assets                                                                    $    142,032           $    132,063
                                                                                ============           ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities                                $      9,026           $     18,337
        Advances from co-owners                                                        2,845                    940
        Current portion of long-term debt                                              6,500                  6,600
                                                                                ------------           ------------
Total current liabilities                                                             18,371                 25,877
                                                                                ------------           ------------

Long-term debt                                                                         2,000                  2,400

Asset retirement obligation                                                           11,650                      -

Deferred income taxes                                                                  6,896                  5,461

Other liabilities                                                                        555                    555

Commitments and contingencies                                                              -                      -

Stockholders' equity:
        Common stock, $.001 par value; authorized 75,000
          shares; issued and outstanding 44,306 and 42,852
          shares, respectively                                                            44                     43
        Paid-in capital                                                              108,229                106,173
        Other comprehensive income                                                      (201)                (1,197)
        Unearned deferred compensation                                                  (125)                  (337)
        Accumulated deficit                                                           (5,387)                (6,912)
                                                                                ------------           ------------
Total stockholders' equity                                                           102,560                 97,770
                                                                                ------------           ------------

Total liabilities and stockholders' equity                                      $    142,032           $    132,063
                                                                                ============           ============

          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                  (Amounts in Thousands, Except Per Share Data)

                                                                       Three Months Ended               Nine Months Ended
                                                                         September 30,                    September 30,
                                                                         -------------                    -------------
                                                                     2003             2002            2003            2002
                                                                     ----             ----            ----            ----
Revenues:
        Oil and gas sales                                         $    9,800       $   11,220      $   35,014      $   33,085
        Interest and other income                                         57               30             108              68
                                                                  ----------       ----------      ----------      ----------
                                                                       9,857           11,250          35,122          33,153
                                                                  ----------       ----------      ----------      ----------

Expenses:
        Lease operating expenses                                       2,235            2,487           7,501           7,240
        Production taxes                                                 289              119             623             441
        Depreciation, depletion and amortization                       6,197            5,916          20,549          19,638
        General and administrative                                     1,171            1,016           3,519           3,758
        Accretion of asset retirement obligation                         169                -             445               -
        Interest expense                                                  30               25             283             252
        Derivative expense                                              (586)             226           1,163             530
                                                                  ----------       ----------      ----------      ----------
                                                                       9,505            9,789          34,083          31,859
                                                                  ----------       ----------      ----------      ----------

Income from operations                                                   352            1,461           1,039           1,294

        Income tax expense                                               123              511             364             453
                                                                  ----------       ----------      ----------      ----------
Income before cumulative effect of
change in accounting principle                                    $      229       $      950      $      675      $      841

Cumulative effect of change in accounting principle                        -                -             849               -
                                                                  ----------       ----------      ----------      ----------

Net income                                                        $      229       $      950      $    1,524      $      841
                                                                  ==========       ==========      ==========      ==========

Earnings per common share:
  Basic
        Income before cumulative effect of
        change in accounting principle                            $     0.01       $     0.03      $     0.02      $     0.02
        Cumulative effect of change in
        accounting principle                                               -                -            0.02               -
                                                                  ----------       ----------      ----------      ----------
        Net income                                                $     0.01       $     0.03      $     0.04      $     0.02
                                                                  ==========       ==========      ==========      ==========
  Diluted
        Income before cumulative effect of
        change in accounting principle                            $     0.01       $     0.02      $     0.01      $     0.02
        Cumulative effect of change in
        accounting principle                                               -                -            0.02               -
                                                                  ----------       ----------      ----------      ----------
        Net income                                                $     0.01       $     0.02      $     0.03      $     0.02
                                                                  ==========       ==========      ==========      ==========

Weighted average number of common shares:
        Basic                                                         44,333           37,852          43,366          36,815
                                                                  ==========       ==========      ==========      ==========
        Diluted                                                       44,729           39,820          44,167          38,575
                                                                  ==========       ==========      ==========      ==========

          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (Amounts in Thousands)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                         -------------
                                                                                   2003                 2002
                                                                                   ----                 ----
Cash flows from operating activities:
Net income                                                                      $    1,524           $      841
Adjustments to reconcile net income to net cash provided by
  operating activities:
        Deferred tax expense                                                           364                  453
        Depreciation, depletion and amortization                                    20,549               19,638
        Cumulative effect of change in accounting principle                           (849)                   -
        Accretion of asset retirement obligation                                       445                    -
        Amortization of debt issuance costs                                            323                  209
        Compensation expense                                                           294                  259
        Derivative mark to market                                                      186                  429
Changes in working capital accounts:
        Accounts receivable                                                          1,661                1,370
        Joint interest billing receivable                                           (1,362)              (2,213)
        Other assets                                                                  (750)                (673)
        Accounts payable and accrued liabilities                                    (6,967)               4,695
        Advances from co-owners                                                      1,905                1,877
        Plugging and abandonment escrow                                                  -                  268
        Other                                                                         (455)                (428)
                                                                                ----------           ----------

Net cash provided by operating activities                                           16,868               26,725
                                                                                ----------           ----------

Cash flows from investing activities:
        Investment in oil and gas properties                                       (18,727)             (49,169)
        Sale of oil and gas properties, net                                              -               17,321
                                                                                ----------           ----------

Net cash used in investing activities                                              (18,727)             (31,848)
                                                                                ----------           ----------

Cash flows from investing activities:
        Exercise of options and warrants                                             2,059                  178
        Proceeds from borrowings                                                    16,100               15,000
        Repayment of debt                                                          (16,600)             (32,329)
        Issuance of common stock, net of expenses                                       (6)              21,827
                                                                                ----------           ----------

Net cash provided by financing activities                                            1,553                4,676
                                                                                ----------           ----------

Net decrease in cash and cash equivalents                                             (306)                (447)

Cash balance and cash equivalents, beginning of period                               1,137                1,063
                                                                                ----------           ----------

Cash balance and cash equivalents, end of period                                $      831           $      616
                                                                                ==========           ==========

Supplemental disclosure of cash flow information:
        Cash paid during the period for:
                Interest                                                        $      251           $      554
                                                                                ==========           ==========
                Income taxes                                                    $        -           $        -
                                                                                ==========           ==========

          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

         The consolidated financial information for the three- and nine-month periods ended September 30, 2003 and 2002, respectively, have been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2003 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

         Options to purchase 1,197,002 shares of common stock were outstanding during the three- and nine-month periods ended September 30, 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares during the periods. These options' exercise prices were between $2.18-$7.65, respectively, and expire in 2010-2013. Options to purchase 572,751 and 273,667 shares of common stock were outstanding during the three- and nine-month periods ended September 30, 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares during the periods. These options' exercise prices were between $4.95-$7.65 and between $5.56-$7.65, respectively, and expire in 2011-2012.

NOTE 3 LONG-TERM DEBT

         The Company entered into a bank credit facility on May 14, 2003 with a group of two banks. The Company expensed $203,000 of deferred financing costs, which is included in interest expense, during the nine-month period ended September 30, 2003 relating to the previous credit facility.

         Pursuant to the new credit facility agreement, PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $75 million revolving credit facility with a group of two banks which permits the Borrower to borrow amounts from time to time based on its available borrowing base as determined in the credit facility. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under this credit facility is based upon the valuation as of April 1 and October 1 of each year of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. The Company or the lenders may also request additional borrowing base redeterminations. As of September 30, 2003, the borrowing base under this credit facility was $12 million and is subject to monthly reductions of $1 million commencing December 1, 2003. The Company is currently undergoing a borrowing base redetermination. The banks will determine future monthly reductions in connection with each borrowing base redetermination.

         Outstanding balances on the revolving credit facility bear interest at either the bank's prime rate plus a margin (based on a sliding scale of 0.75% to 1.25% based on borrowing base usage but never less than the Federal Funds Effective Rate plus 0.5%) or the Eurodollar rate plus a margin (based on a sliding scale of 2.0% to 2.5% depending on borrowing base usage). The credit facility also allows the Company to use up to $5 million of the borrowing base for letters of credit for fees equal to the applicable margin rate for Eurodollar advances. At November 7, 2003, the Company had $9.5 million of borrowings and no letters of credit issued pursuant to the credit facility.

         The Company is subject to certain restrictive financial and non-financial covenants under the credit facility, including a minimum current ratio, a minimum tangible net worth, maximum debt to EBITDA ratio, maximum G&A expenses, and limiting authorization for expenditures on dry hole costs, all as defined in the credit facility. The credit facility also requires the Borrower to establish and maintain commodity hedges covering at least 50% of its proved developed producing reserves on a rolling twelve-month basis. As of September 30, 2003, the Company was in compliance with all of the covenants in the credit facility. The credit facility matures on May 14, 2006.

         The Company currently has two interest rate swaps covering $5 million of our floating rate debt. The swaps, which expire in November 2003 and 2004, have fixed interest rates of 4.56% and 4.25%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through derivative expense in the Company's income statement. At September 30, 2003, the Company recognized a liability of $306,000 related to these derivative instruments.

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

         The Company adopted SFAS 143 effective January 1, 2003. The net difference between the Company's previously recorded abandonment liability and the amounts estimated under SFAS 143, after taxes, totaled a gain of $849,000, which has been recognized as a cumulative effect of a change in accounting principle. The gain is due to the effect on the historical depletion as a result of the retirement obligation being recorded at fair value. On a pro forma basis, the impact for the nine months ended September 30, 2002 would have increased net income by $270,000.

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

                                                       Nine Months Ended
                                                       September 30, 2003
                                                       ------------------
Asset retirement obligation at beginning of year          $          -

Liability recognized in transition                           9,467,000

Liabilities incurred during 2003                                74,000

Liabilities settled during 2003                               (389,000)

Accretion expense                                              445,000

Revisions in estimated cash flows                            2,053,000
                                                          ------------

Asset retirement obligation at end of period              $ 11,650,000
                                                          ============

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. The consolidation provisions of FIN 46, if applicable, would apply to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in the Company's interim period beginning October 1, 2003. The Company believes that it has no interests in these types of entities.

NOTE 5 EQUITY

Other Comprehensive Income and Derivative Instruments

         The following table presents a recap of the Company's comprehensive income for the three- and nine-month periods ended September 30, 2003 and 2002 (in thousands):

                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                                -------------           -------------
                                                              2003        2002         2003        2002
                                                              ----        ----         ----        ----
Net income                                                   $  229      $  950       $1,524      $  841
Change in fair value of derivative instrument,
        accounted for as hedges, net of taxes                   534        (134)         996        (134)
                                                             ------      ------       ------      ------
Comprehensive income                                         $  763      $  816       $2,520      $  707

         The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards No. 133, as amended (SFAS 133). When the conditions specified in SFAS 133 are met, the Company may designate these derivatives as hedges. As of September 30, 2003, the Company had five derivative contracts with third parties designated as hedges, whereby a fixed price has been established for a certain period. For the three and nine months ended September 30, 2003, the effect of derivative financial instruments is net of deferred income tax liability of $287,000 and $536,000, respectively. For the three and nine months ended September 30, 2002, the effect of derivative financial instruments is net of deferred income tax benefit of $72,000. The cash settlements of these hedges are recorded in oil and gas revenues. Oil and gas sales include reductions related to gas hedges of $171,000 and zero and oil hedges of $412,000 and $61,000 for the three months ended September 30, 2003 and 2002, respectively. Oil and gas sales include reductions related to gas hedges of $2,440,000 and $729,000 and oil hedges of $1,423,000 and $61,000 for the nine months ended September 30, 2003 and 2002, respectively.

         As of September 30, 2003, the Company had open fixed price swap contracts with third parties, whereby a fixed price has been established for a certain period. These agreements in effect for the remainder of 2003 are for oil volume of 1,000 barrels per day at a weighted average price of $25.75, and gas volume of 7,000Mmbtu per day at a weighted average price of $4.02. Additionally, the Company entered into a costless collar contract for 2004 for 2,500Mmbtu per day with a floor price of $4.00 and ceiling price of $7.03. At September 30, 2003, the Company recognized a liability of $665,000 related to these derivative instruments, of which four have been designated as cash flow hedges and one has been deemed ineffective and recorded through derivative expense on the income statement. These changes in fair value of the derivative are recorded on the income statement because of a decline in production in the specific field to which the derivative was designated.

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

NOTE 6 STOCK BASED COMPENSATION

         The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees." No stock option compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" pursuant to the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (in thousands, except per share data):

                                                                        Three Months Ended            Nine Months Ended
                                                                           September 30,                 September 30,
                                                                           -------------                 -------------
                                                                        2003          2002           2003            2002
                                                                        ----          ----           ----            ----

Net income                                                                 229           950           1,524           841
Stock-based compensation:
  Add expense included in reported results, net of tax                      90            56             191           168
  Deduct fair value based method, net of tax                              (157)         (226)           (391)         (678)
                                                                       -------       -------       ---------       -------
Pro forma net income                                                       162           780           1,324           331

Earnings per common share:
  Basic - as reported                                                  $  0.01       $  0.03       $    0.04       $  0.02
  Basic - pro forma                                                    $  0.00       $  0.02       $    0.03       $  0.01
  Diluted - as reported                                                $  0.01       $  0.02       $    0.03       $  0.02
  Diluted - pro forma                                                  $  0.00       $  0.02       $    0.03       $  0.01

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

         The Company's business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region. At September 30, 2003, the Company operated approximately 90% of all of its proved reserves. For the nine months ended September 30, 2003, approximately 50% of the Company's equivalent production was oil and 50% was natural gas.

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

         Capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to write-down of oil and gas properties in the quarter in which the excess occurs. Declines in prices or reserves could result in a future write-down of oil and gas properties.

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

RESULTS OF OPERATIONS

         The following table (unaudited) sets forth certain operating information with respect to our oil and gas operations for the periods noted:

                                               Three Months Ended                   Nine Months Ended
                                                September 30,                        September 30,
                                                -------------                        -------------
                                             2003             2002               2003              2002
                                             ----             ----               ----              ----
Production:
  Oil (Bbls)                                  166,385           237,167           584,249           688,801
  Gas (Mcf)                                 1,031,679         1,461,924         3,483,927         5,763,714
  Total Production (Mcfe)                   2,029,989         2,884,923         6,989,421         9,896,520

Sales:
  Total oil sales                        $  4,552,094      $  6,339,813      $ 16,801,189      $ 16,732,483
  Total gas sales                           5,247,711         4,879,750        18,212,501        16,352,614

Average sales prices:
  Oil (per Bbl)                          $      27.36      $      26.73      $      28.76      $      24.29
  Gas (per Mcf)                                  5.09              3.34              5.23              2.84
  Per Mcfe                                       4.83              3.89              5.01              3.36

The above sales include reductions related to gas hedges of $171,000 and zero and oil hedges of $412,000 and $61,000 for the three months ended September 30, 2003 and 2002, respectively. The above sales include reductions related to gas hedges of $2,440,000 and $729,000 and oil hedges of $1,423,000 and $61,000 for the nine months ended September 30, 2003 and 2002, respectively.

Net income totaled $229,000 and $950,000 for the quarters ended September 30, 2003 and 2002, respectively. Net income totaled $1,524,000 and $841,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. The results are attributable to the following components:

PRODUCTION. Oil production in 2003 decreased 30% and 15% from the third quarter and nine months ended September 30, 2002, respectively. Natural gas production in 2003 decreased 29% and 40% from the third quarter and nine months ended September 30, 2002, respectively. On a Mcfe basis, production for the quarter and nine months ended September 30, 2003 decreased 30% and 29% over the same periods in 2002, respectively. The decrease in current year production as compared to 2002 was due to well performance at our Bordeaux and Berry Lake wells, the consistent decline of our Gulf Coast production and the absence of the addition of a significant amount of new discoveries.

PRICES. Average oil prices per Bbl for the quarter and nine months ended September 30, 2003 were $27.36 and $28.76, as compared to $26.73 and $24.29, respectively, for the same periods in 2002. Average gas prices per Mcf were $5.09 and $5.23 for the quarter and nine months ended September 30, 2003, as compared to $3.34 and $2.84, respectively, for the same periods in 2002. Stated on a Mcfe basis, unit prices received during the third quarter and nine months ended September 30, 2003 were 24% and 49% higher, respectively, than the prices received during the comparable 2002 periods.

REVENUE. Oil and gas sales during the third quarter ended September 30, 2003 decreased to $9,800,000 as compared to sales of $11,220,000 for the same period in 2002. The decrease in production volumes resulted in a decrease in revenue. Oil and gas sales during the nine months ended September 30, 2003 increased to $35,014,000 as compared to sales of $33,085,000 for the same period in 2002. The increase in commodity prices partially offset by a decrease in production volumes, resulted in a decrease in revenue for the quarter. The increase in commodity prices resulted in the increase in revenue for the nine months ended September 30, 2003.

EXPENSES. Lease operating expenses for the quarter and nine months ended September 30, 2003 decreased and increased to $2,235,000 and $7,501,000, respectively as compared to $2,487,000 and $7,240,000, respectively, for the same periods in 2002. On a Mcfe basis, lease operating expenses for the quarter and nine months ended September 30, 2003 increased to $1.10 and $1.07, respectively, as compared to $0.86 and $0.73 for the same periods during 2002. The increase is primarily due to the decrease in production volumes without a comparable reduction of the fixed costs in our major fields.

General and administrative expenses during the third quarter and nine months ended September 30, 2003 totaled $1,171,000 and $3,519,000, respectively, as compared to expenses of $1,016,000 and $3,758,000, respectively, during the 2002 periods. The Company capitalized $974,000 and $2,869,000, respectively, of general and administrative costs during the quarter and nine months ended September 30, 2003 as compared to $784,000 and $2,752,000, respectively in the comparable 2002 periods. We have recognized $139,000 and $294,000, respectively, of non-cash compensation expense during the quarter and nine months ended September 30, 2003. We recorded non-cash compensation expense of $86,000 and $258,000, respectively, during the quarter and nine months ended September 30, 2002.

Depreciation, depletion and amortization ("DD&A") expense for the three- and nine-month periods ended September 30, 2003 increased 5%, respectively, from the 2002 periods. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the third quarter of 2003 was $3.05 per Mcfe as compared to $2.05 per Mcfe for the same period in 2002. The DD&A rate for the nine months ended September 30, 2003 was $2.94 per Mcfe compared to $1.98 per Mcfe for the same period in 2002. The increase in 2003 as compared to 2002 is due primarily to the significant capital expended during the previous twelve months without a comparable increase in our reserve base.

Interest expense, net of amounts capitalized on unevaluated prospects, increased $5,000 and $31,000 during the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The increases are the result of fully expensing deferred financing costs from our previous credit facility during the current year. We capitalized $111,000 and $150,000 of interest during the three months ended September 30, 2003 and 2002, respectively, and $343,000 and $457,000 during the nine months ended September 30, 2003 and 2002, respectively.

Derivative expense decreased and increased $812,000 and $633,000 during the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. These fluctuations are primarily the result of one of our gas derivatives being marked-to-market value on the income statement. These changes in fair value of the derivative are recorded on the income statement because of a decline in production in the specific field to which the derivative was designated. Additionally, the monthly settlements related to this derivative have been recorded to derivative expense effective during June 2003.

Income tax expense of $123,000 and $364,000 was recognized during the third quarter and nine months ended September 30, 2003, respectively, as compared to expense of $511,000 and $453,000 during the same periods of 2002. The changes are a result of fluctuations in the operating profit during the current year. We provide for income taxes at a statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of common stock and sales of properties.

Source of Capital: Operations

Net cash flow from operations during the nine months ended September 30, 2003 decreased from $26,725,000 in 2002 to $16,868,000 in 2003. This decrease resulted primarily from the decrease in production volumes during the current year. Additionally, we utilized discretionary cash flow to reduce our vendor payables and debt during the first nine months of 2003, which decreased our net cash flow from operations. The working capital deficit was reduced from $(15.8) million at December 31, 2002 to $(8.4) million at September 30, 2003. This decrease was caused primarily by our effort to utilize cash flow to first reduce our working capital deficit and second to drill prospects.

Source of Capital: Debt

We entered into a new bank credit facility on May 14, 2003 with a group of two banks. Pursuant to the new credit facility agreement, PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $75 million revolving credit facility with a group of two banks which permits us to borrow amounts from time to time based on our available borrowing base as determined in the credit facility. The credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under this credit facility is based upon the valuation as of April 1 and October 1 of each year of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. We or the lenders may also request additional borrowing base redeterminations. As of September 30, 2003, the borrowing base under this credit facility was $12 million and is subject to monthly reductions of $1 million commencing December 1, 2003. We are currently undergoing a borrowing base redetermination. The banks will determine future monthly reductions in connection with each borrowing base redetermination.

Outstanding balances on the revolving credit facility bear interest at either the bank's prime rate plus a margin (based on a sliding scale of 0.75% to 1.25% based on borrowing base usage but never less than the Federal Funds Effective Rate plus 0.5%) or the Eurodollar rate plus a margin (based on a sliding scale of 2.0% to 2.5% depending on borrowing base usage). The credit facility also allows us to use up to $5 million of the borrowing base for letters of credit for fees equal to the applicable margin rate for Eurodollar advances. At November 7, 2003, we had $9.5 million of borrowings and no letters of credit issued pursuant to the credit facility.

We are subject to certain restrictive financial and non-financial covenants under the credit facility, including a minimum current ratio, a minimum tangible net worth, maximum debt to EBITDA ratio, maximum G&A expenses, and limiting authorization for expenditures on dry hole costs, all as defined in the credit facility. The credit facility also requires the Borrower to establish and maintain commodity hedges covering at least 50% of its proved developed producing reserves on a rolling twelve month basis. As of September 30, 2003, we were in compliance with all of the covenants in the facility. The credit facility matures on May 14, 2006.

On November 6, 2003, we obtained a $20 million subordinated term credit facility from Macquarie Americas Corp. ("Macquarie"). The facility carries an interest rate of prime plus 5.5%, is secured by a second mortgage on substantially all of our oil and gas properties and matures November 30, 2006. The facility is available for advances at any time until December 31, 2004 subject to the restrictive covenants of the facility and Macquarie approval. At closing, Macquarie received warrants to purchase 1,250,000 shares of our common stock at an exercise price of $2.30 per share. When cumulative advances under the facility exceed $5 million, $10 million and $15 million, Macquarie will receive warrants to purchase an additional 250,000 shares, 500,000 shares and 250,000 shares of our common stock, respectively, at the same exercise price per share. The warrants are and will be exercisable at any time through the earlier of 36 months following the repayment in full of the facility or 30 days after daily volume weighted average price of our common stock as published by Nasdaq is equal to or greater than, for a period of 30 days, the exercise price multiplied by three. In addition, we granted Macquarie piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the warrants.

We intend to use the proceeds borrowed under the Macquarie facility towards funding our development plan, which is subject to prior approval by Macquarie and includes completion and facility costs, the cost of drilling development wells, and for other general corporate purposes. The facility contains certain restrictive financial and non-financial covenants, including a minimum current ratio, a minimum interest coverage ratio, a minimum adjusted present value ratio and a maximum general and administrative expense ratio, all as defined in the facility.

Natural gas and oil prices have a significant impact on our cash flows available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our credit facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. Additionally, the production declines of certain producing wells resulted in lower production in the nine months ended September 30, 2003. Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under the credit facility, thus reducing the amount of financial resources available to meet our capital requirements.

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

Use of Capital: Exploration and Development

We have an exploration and development program budget for the year 2003 that will require significant capital. Our capital budget for capital for new projects in 2003 is approximately $30 million of which $18 million had been incurred by September 30, 2003. We have completed the drilling of our Murphy Castle, Knight, Trout, Pinot Grigio and Riesling prospects, and are currently drilling our Eagle, Amberjack and Dolcetto prospects. Our management believes that cash flows from operations will be sufficient to fund planned 2003 exploration and development activities. Although we have not determined our budget for capital for new projects in 2004, we are currently planning on spending approximately $35-40 million depending on drilling success and related completion and facility costs. In the future, our exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, sales of properties, or joint venture arrangements with industry partners. We cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

The Company's revenues are derived from the sale of its crude oil and natural gas production. Based on projected annual sales volumes for the remaining three months of 2003, a 10% change in the prices the Company receives for its crude oil and natural gas production would have an approximate $1 million impact on the Company's revenues.

In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. As of September 30, 2003, the Company had open fixed price swap contracts with third parties, whereby a fixed price has been established for a certain period. These agreements in effect for the remainder of 2003 are for oil volume of 1,000 barrels per day at a weighted average price of $25.75, and gas volume of 7,000 Mmbtu per day at a weighted average price of $4.02. Additionally, the Company entered into a costless collar contract for 2004 for 2,500 Mmbtu per day with a floor price of $4.00 and ceiling price of $7.03. At September 30, 2003, the Company recognized a liability of $665,000 related to these derivative instruments, of which four have been designated as cash flow hedges and one has been deemed ineffective, under accounting regulations, and recorded through derivative expense on the income statement.

We currently have two interest rate swaps covering $5 million of our floating rate debt. The swaps, which expire in November 2003 and 2004, have fixed interest rates of 4.56% and 4.25%-5.665%, respectively. The swaps are stated at their fair value and are marked-to-market through derivative expense in our income statement. As of September 30, 2003, the fair value of the open interest rate swaps was a liability of $306,000.

The Company also evaluated the potential effect that reasonably possible near term changes may have on the Company's credit facility. Debt outstanding under the facility is subject to a floating interest rate and represents 100% of the Company's total debt as of September 30, 2003. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of September 30, 2003 and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remaining three months of 2003 is approximately $8,000.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act.

There have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

Item 1. LEGAL PROCEEDINGS

                  NONE.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  NONE.

Item 3. DEFAULTS UPON SENIOR SECURITIES

                  NONE.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE.

Item 5. OTHER INFORMATION

                  The Company announced the appointment of Michael L. Finch, age 48, as an independent member of the Company's Board of Directors. Mr. Finch served as Chief Financial Officer and a member of the Board of Directors of Stone Energy Corporation from 1993 until his retirement in 1999. He was affiliated with Stone in a variety of capacities for nineteen years. Prior to his service with Stone, he was employed by an international public accounting firm in New Orleans, Louisiana. Mr. Finch has been a private investor since 1999. He was licensed as a certified public accountant in 1978, and received a Bachelor of Science in Accounting from the University of South Alabama in 1976.

                  The Company also announced the retirement of Alfred J. Thomas, II as President and the resignation of Mr. Thomas and Jay B. Langner from the Company's Board of Directors to devote more time to other commitments. Mr. Thomas' retirement and resignation was effective on September 5, 2003, and Mr. Langner's resignation was effective November 7, 2003.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit 4.1, Warrant to Purchase Common Shares of PetroQuest Energy, Inc.

                  Exhibit 10.1, Senior Second Lien Secured Credit Agreement dated November 6, 2003, between PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., each of the Lenders from time to time party thereto; and Macquarie Americas Corp., as administrative agent for the Lenders.

                  Exhibit 10.2, Unconditional Guaranty Agreement dated November 6, 2003, by PetroQuest Energy, Inc. to Macquarie Americas Corp., as administrative agent for the benefit of the Lenders under the Credit Agreement.

                  Exhibit 10.3, Employment agreement dated July 28, 2003, between PetroQuest Energy, Inc. and Stephen H. Green

                  Exhibit 10.4, First Amendment to Amended and Restated Credit Agreement dated as of November 6, 2003, by and among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc.; Bank One, N.A., and Union Bank of California, N.A.

                  Exhibit 31.1, Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

                  Exhibit 31.2, Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

                  Exhibit 32.1, Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

                  Exhibit 32.2, Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K:

                  On July 30, 2003, the Company filed a current report on Form 8-K regarding its 2003 second quarter results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PETROQUEST ENERGY, INC.

Date: November 13, 2003                By: /s/ Michael O. Aldridge
                                          --------------------------------------
                                              Michael O. Aldridge
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Authorized Officer and Principal
                                              Financial and Accounting Officer)