Form 10-K
period 2003-12-31
PETROQUEST ENERGY INC
filed 2004-03-12
CIK 872248

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          (Mark One)

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                 Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

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

                                [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                [ X ] Yes [ ] No

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $76,544,656 as of June 30, 2003 (based on the last reported sale price of such stock on The Nasdaq National Market System).

         As of March 5, 2004, the registrant had outstanding 44,555,693 shares of Common Stock, par value $.001 per share.

         Document incorporated by reference: Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held on May 12, 2004, which is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                                    Page No.
                                                                                                                    --------
                                                           PART I

Item 1.    Business................................................................................................     1

Item 2.    Properties..............................................................................................     17

Item 3.    Legal Proceedings.......................................................................................     19

Item 4.    Submission of Matters to a Vote of Security.............................................................     19

                                                           PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
           Purchases of Equity Securities..........................................................................     19

Item 6.    Selected Financial Data.................................................................................     20

Item 7.    Management's Discussion and Analysis of Financial Condition and  Results of Operations..................     20

Item 7A.   Quantitative and Qualitative Disclosure About Market Risks..............................................     28

Item 8.    Financial Statements and Supplementary Data ............................................................     29

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................     29

Item 9A.   Controls and Procedures.................................................................................     29

                                                           PART III

Item 10.   Directors and Executive Officers of the Registrant......................................................     30

Item 11.   Executive Compensation..................................................................................     30

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..........     30

Item 13.   Certain Relationships and Related Transactions..........................................................     30

Item 14.   Principal Accountant Fees and Services..................................................................     30

                                                           PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................     30

           Index to Financial Statements...........................................................................     F-1

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

         When used in this Form 10-K, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and elsewhere in this Form 10-K.

         You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest in our common stock, you should be aware that the occurrence of any of the events described under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" elsewhere in this Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

         We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this Form 10-K.

         As used in this Form 10-K, the words "we", "our", "us", "PetroQuest" and the "Company" refer to PetroQuest Energy, Inc., its predecessors and subsidiaries, except as otherwise specified.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         PetroQuest Energy, Inc. is incorporated in the State of Delaware and is an independent oil and gas company engaged in the generation, exploration, development, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Basin and East Texas area. Our business strategy is to increase production, cash flow and reserves through generation, exploration, development and acquisition of properties located in the Gulf Coast Region, as well as finding additional opportunities in areas with longer reserve lives.

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

DEFINED TERMS

         We have provided definitions for some of the oil and natural gas industry terms used in this Form 10-K in "Glossary of Oil and Natural Gas Terms" on page 34.

OUR STRATEGY

         Our business strategy is to build shareholder value by increasing per share reserves, production, cash flow and earnings at low finding and development costs through the exploration and development of properties located in the Gulf Coast Basin, either onshore or in shallow waters offshore, and the East Texas area. We plan to achieve this goal by continuing to:

     - Focus on the Gulf Coast Basin. We have assembled a large acreage position and 3-D seismic database in the Gulf Coast Basin because we believe this area represents one of the most attractive exploration and development regions in North America. We also believe our management and technical team's expertise and experience developed over approximately the last 25 years will allow us to develop attractive reinvestment opportunities that will permit continuing growth.

     - Diversify our reserve base and technical expertise. We have acquired a significant leasehold position in a producing portion of the Southeast Carthage Field in the East Texas area. In addition, we have added appropriate personnel to our technical team to evaluate and exploit this area. The East Texas acquisition strengthens our asset base by adding reserves that have a longer life than our Gulf Coast reserves.

     - Target under-exploited fields that have low current production levels. Using a rigorous prospect selection process that enables us to leverage our experience and knowledge of the Gulf Coast Basin, we target properties with an established production history and existing infrastructure. These fields have often produced from only shallower sands and contain multiple productive horizons that were not targeted during their initial phase of development. By targeting properties with limited current production, our acquisition costs are typically only a small portion of the total capital we will employ over the life of the project.

     - Emphasize and apply technical expertise. By applying the latest 3-D and other geoscience technologies to under-exploited properties, we believe we can identify opportunities to significantly increase reserves and production from these properties.

     - Operate properties and balance risk. By operating the majority of our properties, we can better control the timing and execution of our exploration and development plans. We also balance the risk and reward potential of our prospects by determining our desired working interest and selling the remainder to industry partners on terms where they often agree to pay a disproportionate share of drilling costs relative to their interests. Our management team has developed many successful relationships with major, integrated and large independent producers. We believe these relationships allow us to allocate our capital spending in a way that maximizes return while reducing the inherent risk of exploration activities.

     - Maintain our financial flexibility. We seek to maintain unused borrowing capacity under our bank credit facility and sub-debt facility in order to take advantage of new opportunities. We also evaluate potential property acquisitions and dispositions, and routinely discuss those opportunities with third parties. While dispositions of producing properties reduce current revenues, sales of properties can provide additional capital for exploration and development of properties that are more important to our long-term growth.

EXPLORATION AND DEVELOPMENT

         We are engaged in the exploration, development, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region, as well as the East Texas area. As of December 31, 2003, our estimated proved reserves totaled 4,245 MBbl of oil and 57,793 MMcf of natural gas, with pre-tax present value discounted at 10% of the estimated future net revenues based on constant prices in effect at year-end ("discounted cash flow") of $214,365,000. Approximately 67% of our reserves are proved developed reserves. We operate 10 fields representing approximately 75% of the total discounted cash flow attributable to estimated proved reserves.

SIGNIFICANT PROPERTIES

         SHIP SHOAL 72, FEDERAL OUTER CONTINENTAL SHELF WATERS. We retained a 100% working interest position in all wells drilled in this field prior to 2003. During 2003, we sold working interests in three wells to industry partners. During 2003, we drilled and completed three wells, and the field produced approximately 4.8 Bcfe net to us from twelve producing wells.

Additional developmental opportunities and exploration potential in deeper horizons have been identified and are currently being evaluated for future drilling. Current plans call for one additional developmental well and one exploratory well to be drilled during 2004. We may continue to seek to obtain industry partners in the future development of this property. Reprocessed 3-D data is currently being reviewed for additional opportunities.

         SE CARTHAGE FIELD, PANOLA COUNTY, TX. During December 2003, we acquired a working interest in approximately 41,000 acres in this field, which had approximately 80 producing wells and produced approximately 5,500 Mcfe per day, net to us upon acquisition. Current plans call for seven developmental wells to be drilled during 2004.

         MAIN PASS 74, LOUISIANA STATE WATERS. We and our partners drilled a well on this property during the fourth quarter of 2003 and logged approximately 71 feet of net productive sands. The well began producing during 2003 at an initial gross rate of approximately 9,000 Mcfe per day. Current plans call for one additional developmental well to be drilled during the first quarter of 2004.

         TURTLE BAYOU FIELD, TERREBONNE PARISH, LA. As of December 31, 2003, there are three producing wells in the field in which we hold a working interest. Collectively, the three producing wells averaged approximately 2,800 Mcf of natural gas and 90 barrels of oil per day, net to us, for the year ended December 31, 2003. Our working interest varies between 14% and 43% with a weighted average working interest of approximately 34%. As a result of reprocessing a 3-D regional seismic set shot in 1998, we have identified an additional prospect. Current plans call for us to drill an exploratory well during 2004.

         VERMILION BLOCK 376, FEDERAL OUTER CONTINENTAL SHELF WATERS ("FALCON PROSPECT"). We and our partners drilled a well on this property in the fourth quarter of 1999 and logged 285 feet of gross hydrocarbon column (136 feet net). An additional well was drilled in the second quarter of 2000 logging 112 feet of gross hydrocarbon pay (74 feet net). We are the operator of the project and own a 43% working interest. During 2000, an approximately 2,500 ton production platform was fabricated and placed in service. During 2003, the field produced at an average rate of approximately 420 Bbls per day of oil and 1,100 Mcf per day of natural gas, net to us.

         BERRY LAKE FIELD, IBERVILLE PARISH, LA. We and our partners drilled a well on this property in the third quarter of 2002 and logged approximately 71 feet of net productive sands. During 2003, the well produced at an average rate of approximately 330 Bbls per day of oil and 500 Mcf per day of natural gas, net to us.

MARKETS AND CUSTOMERS

         We sell our natural gas and oil production under fixed or floating market contracts. Customers purchase all of our natural gas and oil production at current market prices. The terms of the arrangement generally require customers to pay us within 30 days after the production month ends. As a result, if the customers were to default on their payment obligations to us, near-term earnings and cash flows would be adversely affected. However, due to the availability of other markets and pipeline connections, we do not believe that the loss of these customers or any other single customer would adversely affect our ability to market production. Our ability to market oil and gas from our wells depends upon numerous factors beyond our control, including:

         -        the extent of domestic production and imports of oil and gas,

         -        the proximity of the gas production to gas pipelines,

         -        the availability of capacity in such pipelines,

         -        the demand for oil and gas by utilities and other end users,

         -        the availability of alternative fuel sources,

         -        the effects of inclement weather,

         -        state and federal regulation of oil and gas production, and

         - federal regulation of gas sold or transported in interstate commerce.

         No assurance can be given that we will be able to market all of the oil or gas we produce or that favorable prices can be obtained for the oil and gas we produce.

         In view of the many uncertainties affecting the supply and demand for oil, gas and refined petroleum products, we are unable to predict future oil and gas prices and demand or the overall effect such prices and demand will have on the Company. For the year ended December 31, 2003, we had five customers who accounted for 22%, 18%, 18%, 14% and 12% of total revenues, respectively. For the year ended December 31, 2002, we had three customers who accounted for 25%, 22% and 19% of total revenues, respectively. For the year ended December 31, 2001, we had four customers who accounted for 19%, 19%, 15% and 13% of total revenues, respectively. These percentages do not consider the effects of financial hedges. We do not believe that the loss of any of our oil or gas purchasers would have a material adverse effect on our operations due to the availability of other purchasers.

FEDERAL REGULATIONS

         SALES AND TRANSPORTATION OF NATURAL GAS. Historically, the transportation and sales for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA") and Federal Energy Regulatory Commission ("FERC") regulations. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated the price for all "first sales" of natural gas. Thus, all of our sales of gas may be made at market prices, subject to applicable contract provisions. Sales of natural gas are affected by the availability, terms and cost of pipeline transportation. Since 1985, the FERC has implemented regulations intended to make natural gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

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

         - lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for short-term releases of pipeline capacity of less than one year;

         - permits pipelines to file for authority to charge different maximum cost-based rates for peak and off-peak periods;

         - encourages, but does not mandate, auctions for pipeline capacity;

         -        requires pipelines to implement imbalance management services;

         - restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders; and

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

         In April 1999 the FERC issued Order No. 603, which implemented new regulations governing the procedure for obtaining authorization to construct new pipeline facilities. In September 1999, the FERC issued a related policy statement establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates for service on new pipeline facilities based solely on the costs associated with such new pipeline facilities. There have been recent instances when FERC and the courts have disagreed as to the proper tests to apply in determining whether certain natural gas gathering systems in the shallow waters of the OCS are subject to transportation lines subject to FERC jurisdiction or exempt as gathering lines. In response to sometimes confusing and conflicting decisions, FERC convened a public conference on September 23, 2003 to explore whether it should reformulate its tests for defining non jurisdictional gathering in the shallow waters of the OCS. Costs to transport gas from offshore leases to market is subject to FERC rules and tariffs while non jurisdictional gathering lines may charge market rates.

         We cannot predict what further action the FERC will take on these matters, nor can we accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which our natural gas is sold. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

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

         SALES AND TRANSPORTATION OF CRUDE OIL. Our sales of crude oil, condensate and natural gas liquids are not currently regulated, and are subject to applicable contract provisions made at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to the FERC's jurisdiction under the Interstate Commerce Act. In other instances, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes.

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

         FEDERAL LEASES. We maintain operations located on federal oil and gas leases, which are administered by the Minerals Management Service pursuant to the Outer Continental Shelf Lands Act. These leases are issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed Minerals Management Service regulations and orders that are subject to interpretation and change by the Minerals Management Service.

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

         The Minerals Management Service also administers the collection of royalties under the terms of the Outer Continental Shelf Lands Act and the oil and gas leases issued under the Act. The amount of royalties due is based upon the terms of the oil and gas leases as well as of the regulations promulgated by the Minerals Management Service. These regulations are amended from time to time, and the amendments can affect the amount of royalties that we are obligated to pay to the Minerals Management Service. However, we do not believe that these regulations or any future amendments will affect us in a way that materially differs from the way it affects other oil and gas producers, gathers and marketers.

         FEDERAL, STATE OR AMERICAN INDIAN LEASES. In the event we conduct operations on federal, state or American Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management ("BLM") or Minerals Management Service or other appropriate federal or state agencies.

         The Mineral Leasing Act of 1920 ("Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies "similar or like privileges" to citizens of the United States. Such restrictions on citizens of a "non-reciprocal" country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be cancelled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. We own interests in numerous federal onshore oil and gas leases. It is possible that holders of our equity interests may be citizens of foreign countries, which at some time in the future might be determined to be non-reciprocal under the Mineral Act.

STATE REGULATIONS

         Most states regulate the production and sale of oil and natural gas, including:

         -        requirements for obtaining drilling permits;

         -        the method of developing new fields;

         -        the spacing and operation of wells;

         -        the prevention of waste of oil and gas resources; and

         -        the plugging and abandonment of wells.

         The rate of production may be regulated and the maximum daily production allowable from both oil and gas wells may be established on a market demand or conservation basis or both.

         We may enter into agreements relating to the construction or operation of a pipeline system for the transportation of natural gas. To the extent that such gas is produced, transported and consumed wholly within one state, such operations may, in certain instances, be subject to the jurisdiction of such state's administrative authority charged with the responsibility of regulating intrastate pipelines. In such event, the rates that we could charge for gas, the transportation of gas, and the construction and operation of such pipeline would be subject to the rules and regulations governing such matters, if any, of such administrative authority.

LEGISLATIVE PROPOSALS

         In the past, Congress has been very active in the area of natural gas regulation. There are legislative proposals pending in the various state legislatures which, if enacted, could significantly affect the petroleum industry. At the present time it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on our operations.

ENVIRONMENTAL REGULATIONS

         GENERAL. Our activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Although no assurances can be made, we believe that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, regulations and rules regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon our capital expenditures, earnings or competitive position with respect to our existing assets and operations. We cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from our operations could have on our activities.

         Our activities with respect to natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities including the United States Environmental Protection Agency ("EPA"). Such regulation can increase the cost of planning, designing, installation and operation of such facilities. In most instances, the regulatory requirements relate to water and air pollution control measures. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities are inherent in oil and gas production operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, would result in substantial costs and liabilities to us.

         SOLID AND HAZARDOUS WASTE. We own or lease numerous properties that have been used for production of oil and gas for many years. Although we have utilized operating and disposal practices standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under these properties. In addition, many of these properties have been operated by third parties. We had no control over such entities' treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter over time. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future contamination.

         We generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited the disposal options for certain hazardous wastes. Furthermore, it is possible that certain wastes currently exempt from regulation as "hazardous wastes" generated by our oil and gas operations may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly disposal requirements.

         SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain persons with respect to the release or threatened release of a "hazardous substance" into the environment. These persons include the owner and operator of a site and persons that disposed or arranged for the disposal of the hazardous substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs of such action. Neither we nor our predecessors have been designated as a potentially responsible party by the EPA under CERCLA with respect to any such site.

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

         The OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities of all removal costs plus $75 million, and lesser limits for some vessels depending upon their size. The regulations promulgated under OPA impose proof of financial responsibility requirements that can be satisfied through insurance, guarantee, indemnity, surety bond, letter of credit, qualification as a self-insurer, or a combination thereof. The amount of financial responsibility required depends upon a variety of factors including the type of facility or vessel, its size, storage capacity, oil throughput, proximity to sensitive areas, type of oil handled, history of discharges and other factors. We believe we currently have established adequate financial responsibility. While financial responsibility requirements under OPA may be amended to impose additional costs on us, the impact of any change in these requirements should not be any more burdensome to us than to others similarly situated.

         CLEAN WATER ACT. The Clean Water Act ("CWA") regulates the discharge of pollutants to waters of the United States, including wetlands, and requires a permit for the discharge of pollutants, including petroleum, to such waters. Certain facilities that store or otherwise handle oil are required to prepare and implement Spill Prevention, Control and Countermeasure Plans and Facility Response Plans relating to the possible discharge of oil to surface waters. We are required to prepare and comply with such plans and to obtain and comply with discharge permits. We believe we are in substantial compliance with these requirements and that any noncompliance would not have a material adverse effect on us. The CWA also prohibits spills of oil and hazardous substances to waters of the United States in excess of levels set by regulations and imposes liability in the event of a spill. State laws further provide civil and criminal penalties and liabilities for spills to both surface and groundwaters and require permits that set limits on discharges to such waters.

          AIR EMISSIONS. Our operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits may be resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could impose civil and criminal liability for non-compliance. An agency could require us to forego construction or operation of certain air emission sources. We believe that we are in substantial compliance with air pollution control requirements and that, if a particular permit application were denied, we would have enough permitted or permittable capacity to continue our operations without a material adverse effect on any particular producing field.

         COASTAL COORDINATION. There are various federal and state programs that regulate the conservation and development of coastal resources. The federal Coastal Zone Management Act ("CZMA") was passed to preserve and, where possible, restore the natural resources of the Nation's coastal zone. The CZMA provides for federal grants for state management programs that regulate land use, water use and coastal development.

         The Louisiana Coastal Zone Management Program ("LCZMP") was established to protect, develop and, where feasible, restore and enhance coastal resources of the state. Under the LCZMP, coastal use permits are required for certain activities, even if the activity only partially infringes on the coastal zone. Among other things, projects involving use of state lands and water bottoms, dredge or fill activities that intersect with more than one body of water, mineral activities, including the exploration and production of oil and gas, and pipelines for the gathering, transportation or transmission of oil, gas and other minerals require such permits. General permits, which entail a reduced administrative burden, are available for a number of routine oil and gas activities. The LCZMP and its requirement to obtain coastal use permits may result in additional permitting requirements and associated project schedule constraints.

         The Texas Coastal Coordination Act ("CCA") provides for coordination among local and state authorities to protect coastal resources through regulating land use, water, and coastal development and establishes the Texas Coastal Management Program ("CMP") that applies in the nineteen counties that border the Gulf of Mexico and its tidal bays. The CCA provides for the review of state and federal agency rules and agency actions for consistency with the goals and policies of the Coastal Management Plan. This review may affect agency permitting and may add a further regulatory layer to some of our projects.

         OSHA. We are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendments and Reauthorization Act and similar state statutes require us to organize and/or disclose information about hazardous materials used or produced in our operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens.

         Management believes that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us.

CORPORATE OFFICES

         Our headquarters are located in Lafayette, Louisiana, in approximately 40,000 square feet of leased space, with an exploration office in Houston, Texas, in approximately 5,500 square feet of leased space. We also maintain owned or leased field offices in the area of the major fields in which we operate properties or have a significant interest. Replacement of any of our leased offices would not result in material expenditures by us as alternative locations to our leased space are anticipated to be readily available.

EMPLOYEES

         We had 44 employees as of December 31, 2003. In addition to our full time employees, we utilize the services of independent contractors to perform certain functions. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement.

AVAILABLE INFORMATION

         PetroQuest's Internet website can be found at www.petroquest.com. We make available free of charge, or through the "Financials" section of our Internet website at www.petroquest.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished to the Securities and Exchange Commission.

RISK FACTORS

         RISKS RELATED TO OUR BUSINESS, INDUSTRY AND STRATEGY

         Our future success depends upon our ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable.

         As is generally the case in the Gulf Coast Basin where the majority of our current production is located, many of our producing properties are characterized by a high initial production rate, followed by a steep decline in production. As a result, we must locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. We must do this even during periods of low oil and natural gas prices when it is difficult to raise the capital necessary to finance our exploration, development and acquisition activities. Without successful exploration, development or acquisition activities, our reserves and revenues will decline rapidly. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have access to necessary financing for these activities.

         We may not be able to maintain our historical rates of growth.

         We may not be able to maintain the rate of growth in our reserves, production and financial results that we have achieved since our management team acquired its equity interest in PetroQuest. Our growth rates have to a certain extent been unusually high because PetroQuest was a very small company, with total reserves of approximately 14 Bcfe as of December 31, 1998. As a result, if we continue to grow, our growth rates may be lower than those achieved in our recent history.

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

         Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and oil and natural gas prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and the value of cash flows from those reserves may vary significantly from the assumptions and estimates in this document. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. In calculating reserves on a Mcfe basis, oil and natural gas liquids were converted to natural gas equivalent at the ratio of six Mcf of natural gas to one Bbl of oil or natural gas liquid. While this ratio approximates the energy equivalency of natural gas to oil or natural gas liquid on a Btu basis, it may not represent the relative prices received by us from the sale of our oil or natural gas liquid and natural gas production.

         Approximately 33% of our estimated proved reserves are undeveloped. Estimates of undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated.

         You should not assume that the present value of future net revenues referred to in this document is the current market value of our estimated oil and natural gas reserves. In accordance with Securities and Exchange Commission requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by natural gas purchasers or in governmental regulations or taxation may also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the Securities and Exchange Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with our operations or the oil and natural gas industry in general will affect the accuracy of the 10% discount factor.

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

         We have historically addressed our long-term liquidity needs through the use of credit facilities, sub-debt facilities, the issuance of equity securities and the use of cash provided by operating activities. We continue to examine the following alternative sources of long-term capital:

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

         We presently have and may incur from time to time debt under our bank credit facility and sub-debt facility. The borrowing base limitation on our bank credit facility is periodically redetermined and upon such redetermination, we could be forced to repay a portion of our bank debt. We may not have sufficient funds to make such repayments.

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

         If we are unable to repay our debt at maturity out of cash on hand, we could attempt to refinance such debt, or repay such debt with the proceeds of an equity offering. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt or that future borrowings or equity financing will be available to pay or refinance such debt. The terms of our bank credit facility and sub-debt facility may also prohibit us from taking such actions. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions and our market value and operating performance at the time of such offering or other financing. We cannot assure you that any such offering or refinancing can be successfully completed.

         Hedging production may limit potential gains from increases in commodity prices or result in losses.

         We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. These financial arrangements take the form of cashless collars or swap contracts and are placed with major trading counter parties we believe represent minimum credit risks. We cannot assure you that these trading counter parties will not become credit risks in the future. Hedging arrangements expose us to risks in some circumstances, including situations when the other party to the hedging contract defaults on its contract obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements may limit the benefit we could receive from increases in the prices for natural gas and oil. We cannot assure you that the hedging transactions we have entered into, or will enter into, will adequately protect us from fluctuations in natural gas and oil prices.

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

         Ownership of working interests and overriding royalty interests in certain of our properties by certain of our officers and directors potentially creates conflicts of interest.

         Certain of our executive officers and directors or their respective affiliates are working interest owners or overriding royalty interest owners in particular properties. In their capacity as working interest owners, they are required to pay their proportionate share of all costs and are entitled to receive their proportionate share of revenues in the normal course of business. As overriding royalty interest owners they are entitled to receive their proportionate share of revenues in the normal course of business. There is a potential conflict of interest between us and such officers and directors with respect to the drilling of additional wells or other development operations with respect to these properties.

RISKS RELATING TO OUR COMMON STOCK OUTSTANDING

         Our management controls a significant percentage of our outstanding common stock and their interests may conflict with those of our stockholders.

         Our directors and executive officers and their affiliates beneficially own about 20.3% of our outstanding common stock at March 1, 2004. If these persons were to act in concert, they would, as a practical matter, be able to effectively control our affairs. This concentration of ownership could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of our common stock.

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

         Issuance of shares in connection with financing transactions or under stock incentive plans will dilute current stockholders.

         Pursuant to our stock incentive plan, our management is authorized to grant stock awards to our employees, directors and consultants. You will incur dilution upon exercise of any outstanding stock awards. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

         The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.

         We have reserved approximately 4.3 million shares of common stock for issuance under outstanding options. These shares of common stock are registered for resale on currently effective registration statements. In addition, we have registered the resale of approximately 13.1 million shares of common stock that were issued in private placements to accredited investors in 1999 and 2000, and have granted piggy-back registration rights with respect to 2.25 million shares of common stock underlying a warrant. We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

         Provisions in certificate of incorporation, bylaws, shareholder rights plan and Delaware law could delay or prevent a change in control of our company, even if that change would be beneficial to our stockholders.

         Certain provisions of our certificate of incorporation, bylaws and shareholder rights plan and the provisions of Delaware General Corporation Law may delay, discourage, prevent or render more difficult an attempt to obtain control of our company, whether through a tender offer, business combination, proxy contest or otherwise. These provisions include:

     -   the charter authorization of "blank check" preferred stock;

     - provisions that directors may be removed only for cause, and then only on approval of holders of a majority of the outstanding voting stock; and

     - a restriction on the ability of stockholders to take actions by written consent.

         We are also subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder.

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

NOTICE REGARDING CONSENT OF ARTHUR ANDERSEN LLP

         On June 15, 2002, Arthur Andersen LLP, our former independent auditors, was convicted of federal obstruction of justice. On June 28, 2002, our Board of Directors, upon the approval of its Audit Committee, engaged Ernst & Young, LLP as independent auditors and dismissed Arthur Andersen LLP. After reasonable efforts, we have not been able to obtain the consent of Arthur Andersen LLP to the incorporation by reference of its audit report dated March 7, 2002 into our registration statements on Form S-3 and Form S-8. As permitted under Rule 437a promulgated under the Securities Act of 1933, we have not filed the written consent of Arthur Andersen LLP that would otherwise be required by the Securities Act. Because Arthur Andersen LLP has not consented to the incorporation of reference of their report in these registration statements, you may not be able to recover amounts from Arthur Andersen LLP under Section 11(a) of the Securities Act for any untrue statement of a material fact or any omission to state a material fact, if any, contained in or omitted from our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which are incorporated by reference in these registration statements.

ITEM 2. PROPERTIES

         For a description of the Company's exploration and development activities and its significant properties, see Item 1. Business-Exploration and Development and - Significant Properties.

OIL AND GAS RESERVES

         The following table sets forth certain information about the estimated proved reserves of the Company as of December 31, 2003.

                                                                                           Oil           Gas and NGL
                                                                                         (Mbbls)           (MMcfe)
                                                                                         -------           -------
Proved developed:                                                                         3,446            34,655

Proved undeveloped:                                                                         799            23,138

Total proved:                                                                             4,245            57,793

Estimated pre-tax future net cash flows                              $ 293,348,933

Discounted pre-tax future net cash flows                             $ 214,364,855

Standardized measure of discounted future net cash flows             $ 175,225,692

         Ryder Scott Company, L.P. prepared the estimates of proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31, 2003. Reserves were estimated using oil and gas prices and production and development costs in effect at December 31, 2003 without escalation, and were prepared in accordance with Securities and Exchange Commission regulations regarding disclosure of oil and gas reserve information. The product prices used in developing the above estimates averaged $32.24 per Bbl of oil and $5.58 per MMBtu of gas. Because of the high Btu content of our Gulf Coast gas, this equates to an average price realized of approximately $6.02 per Mcf. The above cash flow amounts include a reduction for estimated plugging and abandonment costs that will also be reflected as a liability on our balance sheet at December 31, 2003, in accordance with Statement of Financial Standards No. 143.

         We have not filed any reports with other federal agencies which contain an estimate of total proved net oil and gas reserves.

OIL AND GAS DRILLING ACTIVITY

         The following table sets forth the wells drilled and completed by us during the periods indicated. All such wells were drilled in the continental United States:

                             2003                 2002                  2001
                             ----                 ----                  ----
                       Gross       Net      Gross      Net       Gross       Net
                       -----       ---      -----      ---       -----       ---
Exploration:
  Productive             4        1.55        2        1.72        1        0.41
  Non-productive         2        1.20        1        0.50        2        0.68
                         -        ----        -        ----        -        ----
  Total                  6        2.75        3        2.22        3        1.09
                         =        ====        =        ====        =        ====

Development:
  Productive             4        1.96        5        4.02        9        5.78
  Non-productive         -           -        2        0.77        1        0.54
                         -        ----        -        ----       --        ----
  Total                  4        1.96        7        4.79       10        6.32
                         =        ====        =        ====       ==        ====

         We owned working interests in 113 gross (88.4 net) producing oil and gas wells at December 31, 2003. At December 31, 2003, we had no wells in progress.

LEASEHOLD ACREAGE

         The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2003:

                                                                Leasehold Acreage
                                                                -----------------
                                                    Developed                       Undeveloped
                                                    ---------                       -----------
                                              Gross           Net             Gross             Net
                                              -----           ---             -----             ---
Mississippi (onshore)                          721              458            1,438              913
Louisiana (onshore)                          3,025              701            4,415            1,638
Louisiana (offshore)                           674              454                -                -
Oklahoma (onshore)                             627              627            2,791            2,442
Texas (onshore)                             16,446            8,180           25,044           12,949
Federal Waters                              39,103           16,525           55,398           35,481
                                            ------           ------           ------           ------
Total                                       60,596           26,945           89,086           53,423

TITLE TO PROPERTIES

         We believe that the title to our oil and gas properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in our opinion, are not so material as to detract substantially from the use or value of such properties. Our properties are typically subject, in one degree or another, to one or more of the following:

     - royalties and other burdens and obligations, express or implied, under oil and gas leases;

     - overriding royalties and other burdens created by us or our predecessors in title;

     - a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles;

     - back-ins and reversionary interests existing under purchase agreements and leasehold assignments;

     - liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements;

     - pooling, unitization and communitization agreements, declarations and orders; and

     - easements, restrictions, rights-of-way and other matters that commonly affect property

         To the extent that such burdens and obligations affect our rights to production revenues, they have been taken into account in calculating our net revenue interests and in estimating the size and value of our reserves. We believe that the burdens and obligations affecting our properties are conventional in the industry for properties of the kind that we own.

ITEM 3. LEGAL PROCEEDINGS

         There are no legal proceedings to which PetroQuest or its subsidiaries is a party or by which any of its property is subject, other than ordinary and routine litigation due to the business of producing and exploring for oil and natural gas.

         On December 10, 2003, our wholly owned subsidiary, PetroQuest Energy, L.L.C. ("PetroQuest Energy") entered into a settlement agreement with The Meridian Resource & Exploration LLC relating to the litigation "PetroQuest Energy, Inc. f/k/a Optima Energy (U.S.) Corp. v. The Meridian Resource & Exploration Company f/k/a Texas Meridian Resources Exploration, Inc., bearing Civil Action No. 99-2394 of the United States District Court for the Western District of Louisiana" and "The Meridian Resource & Exploration Company v. PetroQuest Energy, Inc., bearing Docket No. 996192A of the 15th Judicial District Court in and for Lafayette Parish, Louisiana" which related to our Southwest Holmwood property in Calcasieu Parish, Louisiana.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

         Our common stock trades on The Nasdaq Stock Market under the symbol "PQUE." The following table lists high and low sales prices per share for the periods indicated:

                                                 Nasdaq Stock Market
                                                 -------------------
           Quarter Ended                        High              Low
           -------------                        ----              ---
                                               (U.S.$)          (U.S.$)
2002
  1st Quarter                                   6.49             4.20
  2nd Quarter                                   6.85             5.20
  3rd Quarter                                   5.75             3.65
  4th Quarter                                   5.05             3.61

2003
  1st Quarter                                   4.37             1.48
  2nd Quarter                                   2.79             1.20
  3rd Quarter                                   2.48             1.85
  4th Quarter                                   3.34             2.00

         As of March 5, 2004, there were approximately 529 common stockholders of record.

         We have not paid dividends on the common stock and intend to retain our cash flow from operations for the future operation and development of its business. In addition, the bank credit facility and sub-debt facility restrict the declaration or payment of any dividends or distributions.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 2003 has been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.

                                                             Years Ended December 31,
                                                             ------------------------
                                             2003           2002          2001 (a)        2000 (a)       1999 (a)
                                             ----           ----          --------        --------       --------
                                                          (in thousands except share data)
Revenues                                  $ 48,688        $ 48,238        $ 55,342       $ 22,561         $ 8,607
Net Income (Loss)                            3,640           2,307          11,645          9,924            (310)
Net Income (Loss) per share:
  Basic                                       0.08            0.06            0.37           0.37           (0.01)
  Diluted                                     0.08            0.06            0.34           0.35           (0.01)
Oil and Gas Properties, net                160,229         120,746         101,029         56,344          21,490
Total Assets                               176,384         132,063         114,639         83,072          29,901
Long-term Debt                              22,200           2,400          33,000          6,804           2,927
Stockholders' Equity                       107,727          97,770          54,215         41,456          18,105

------------------
(a) The Company's financial statements for 1999-2001 were audited by Arthur Andersen LLP, which has ceased operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         PetroQuest is an independent oil and gas company engaged in the exploration, development, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region and the East Texas area. We have been active in the Gulf Coast area since 1986, which gives us extensive geophysical, technical and operational expertise in this area. Our business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region, as well as finding additional opportunities in areas with longer reserve lives.

         During 2003, the Company completed a $20 million subordinated term credit facility with Macquarie Americas Corp. ("Macquarie"). The sub-debt facility is available for advances at any time until December 31, 2004 subject to restrictive covenants. Macquarie received warrants to purchase 2,250,000 of our common stock at an exercise price of $2.30 per share. We also completed an acquisition in the Southeast Carthage Field in East Texas during 2003. This property increased our proved reserves by approximately 29 Bcfe and was funded primarily through our credit facilities. As a result of this acquisition, we expect an increase in our 2004 production rate and revenues, as well as an increase in operating expenses and interest expense.

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

         We adopted SFAS 143 effective January 1, 2003. The net difference between our previously recorded abandonment liability and the amounts estimated under SFAS 143, after taxes, totaled a gain of $849,000, which has been recognized as a cumulative effect of a change in accounting principle. The gain is due to the effect on the historical depletion as a result of the retirement obligation being recorded at fair value. On a pro forma basis, the impact for the year ended December 31, 2002 would have increased net income by approximately $360,000.

         We have legal obligations to plug, abandon and dismantle existing wells and facilities that we have acquired and constructed during our existence. As of January 1, 2003, we recognized a $9,467,000 liability for our asset retirement obligations and recorded the related additional assets that will be depreciated using the unit-of-production method.

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. The consolidation provisions of FIN 46, if applicable, would apply to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in our interim period beginning October 1, 2003. We believe that we have no interests in these types of entities.

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

         Capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to write-down of oil and gas properties in the quarter in which the excess occurs. Declines in prices or reserves could result in a future write-down of oil and gas properties. For purposes of calculating the full cost ceiling test, the liability recognized under SFAS 143 is netted against property cost and the future abandonment obligations are included in estimated future net cash flows.

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

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. The adoption of SFAS No. 141 and 142 had no impact on our financial position or results of operations. A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, we have included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. These costs include those to acquire contract based drilling and mineral use rights such as delay rentals, lease bonuses, commissions and brokerage fees, and other leasehold costs. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify these costs as a separate item on the balance sheet, we would be required to reclassify approximately $27.5-$28.5 million at December 31, 2003 and approximately $5-$6 million at December 31, 2002. Our cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules, as allowed by SFAS No. 142. Further, we believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have an impact on our compliance with the minimum tangible net worth covenant under our bank credit facility.

         PetroQuest will continue to classify its oil and gas leasehold costs as tangible oil and gas properties until further guidance is provided. We anticipate there will be no effect on our results of operations or cash flows.

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

Derivative Instruments

         The estimated fair values of our commodity derivative instruments are recorded in the consolidated balance sheet. At inception, all of our commodity derivative instruments represent hedges of the price of future oil and gas production. The changes in fair value of those derivative instruments that qualify for treatment due to being highly effective are recorded to Other Comprehensive Income until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the expected event does not occur, the fair value of the derivative is recorded on the income statement. One of our derivatives was deemed ineffective during 2003 because of a decline in production in the specific field to which the derivative was designated.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to our oil and gas operations for the years ended December 31, 2003, 2002 and 2001:

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                             2003                2002                2001
                                                             ----                ----                ----
Production:
  Oil (Bbls)                                                 744,575             929,181             791,405
  Gas (Mcf)                                                5,192,760           7,765,142           9,025,240
  Total Production (Mcfe)                                  9,660,210          13,340,228          13,773,670

Sales:
  Total oil sales                                       $ 21,196,246        $ 23,294,514        $ 20,171,659
  Total gas sales                                         26,713,611          24,846,723          34,794,876

Average sales prices:
  Oil (per Bbl)                                         $      28.47        $      25.07        $      25.49
  Gas (per Mcf)                                                 5.14                3.20                3.86
  Per Mcfe                                                      4.96                3.61                3.99

The above sales include income (loss) related to gas hedges of ($2,540,000), ($733,000) and $1,247,000 and oil hedges of ($1,923,000), ($128,000) and
$384,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND
2002

Net income totaled $3,640,000 and $2,307,000 for the years ended December 31, 2003 and 2002, respectively. The results are attributable to the following components:

Production

         Oil production in 2003 decreased 20% from the year ended December 31, 2002. Natural gas production in 2003 decreased 33% from the year ended December 31, 2002. On a Mcfe basis, total production for the year ended December 31, 2003 decreased 28% over the same period in 2002. The decrease in 2003 total production volumes, as compared to 2002, was due to the consistent decline of our Gulf Coast production and well performance at our Bordeaux and Berry Lake wells, partially offset by the drilling success during the second half of 2003.

Prices

         Average oil prices per Bbl during 2003 were $28.47 as compared to $25.07 for the same period in 2002. Average gas prices per Mcf were $5.14 during 2003 as compared to $3.20 for the same period in 2002. Stated on a Mcfe basis, unit prices received during 2003 were 37% higher than the prices received during 2002.

Revenue

         Oil and gas sales during 2003 decreased to $47,910,000 as compared to 2002 revenues of $48,141,000. The decrease in production volumes partially offset by the significant increase in realized commodity prices resulted in the decrease in revenue.

         Interest and other income during 2003 increased to $778,000 as compared to $97,000 during 2002. The increase is primarily the result of the settlement of a lawsuit during 2003 and the related accounting entries as a result of the settlement.

Expenses

         Lease operating expenses for 2003 decreased to $9,449,000 from $9,988,000 during 2002. On a Mcfe basis, lease operating expenses increased from $0.75 per Mcfe in 2002 to $0.98 in 2003. The increase during 2003 on a Mcfe basis is primarily due to an overall decline in production rates and the repairs and maintenance costs at the Ship Shoal 72 Field, which did not increase production rates.

         General and administrative expenses during 2003 totaled $4,444,000 as compared to expenses of $5,009,000 during 2002, net of amounts capitalized of $3,611,000 and $3,664,000, respectively. The decreases in general and administrative expenses are primarily due to a decrease in staffing levels during the current year. We recognized $381,000 and $345,000 of non-cash compensation expense during 2003 and 2002, respectively.

         Depreciation, depletion and amortization ("DD&A") expense for 2003 decreased 4% to $27,098,000 as compared to $28,196,000 in 2002. On a Mcfe basis, which reflects the changes in production, the DD&A rate for 2003 was $2.81 per Mcfe as compared to $2.11 per Mcfe for 2002. The increase in 2003 as compared to 2002 is due primarily to costs in excess of previous estimates during the previous twelve months and unsuccessful exploration drilling results during 2002 and 2003.

         Interest expense, net of amounts capitalized on unevaluated prospects, increased $301,000 during 2003 as compared to 2002. The increase is the result of an increase in the average debt levels during 2003, the higher interest rates on the new subordinated term credit facility and the previously capitalized costs that were expensed on our prior credit facility. We capitalized $451,000 and $619,000 of interest during 2003 and 2002, respectively.

         Derivative expense increased $513,000 during 2003 as compared to 2002. This increase is primarily the result of one of our gas derivatives being recorded on the income statement because of a decline in production in the specific field to which the derivative was designated. The monthly settlements related to this derivative have been recorded to derivative expense effective during June 2003.

         Income tax expense of $1,690,000 was recognized during 2003 as compared to $1,288,000 being recorded during 2002. The increase is due to an increase in operating profit during the current year. We provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion.

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

         DD&A expense for 2002 increased 22% to $28,196,000 as compared to $23,094,000 in 2001. On a Mcfe basis, which reflects the changes in production, the DD&A rate for 2002 was $2.11 per Mcfe as compared to $1.68 per Mcfe for 2001. The increase in 2002 as compared to 2001 is due primarily to costs in excess of previous estimates during the previous twelve months and unsuccessful exploration drilling results during 2002.

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

Source of Capital: Operations

         Net cash flow from operations during the year increased from $29,178,000 in 2002 to $33,163,000 in 2003. The change resulted primarily from changes in the working capital accounts during the current year as compared to 2002. The working capital deficit decreased from $(15.8) million at December 31, 2002 to $(15.3) million at December 31, 2003. This decrease was caused primarily by our effort to utilize cash flow to first reduce our working capital deficit and second to drill prospects.

Source of Capital: Debt

         We entered into a new bank credit facility on May 14, 2003. Pursuant to the new credit facility agreement, PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $75 million revolving credit facility which permits us to borrow amounts from time to time based on our available borrowing base as determined in the bank credit facility. The bank credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under the bank credit facility is based upon the valuation as of April 1 and October 1 of each year of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. We or the lenders may also request additional borrowing base redeterminations. As of December 31, 2003, the borrowing base under the bank credit facility was $20.2 million and is subject to monthly reductions of $1 million commencing March 1, 2004. We have recently completed a borrowing base redetermination as of March 1, 2004, and the borrowing base is $21.2 million and subject to monthly reductions of $1.25 million commencing on July 1, 2004. The bank will determine future monthly reductions in connection with each borrowing base redetermination.

         Outstanding balances on the revolving credit facility bear interest at either the bank's prime rate plus a margin (based on a sliding scale of 0.75% to 1.25% based on borrowing base usage but never less than the Federal Funds Effective Rate plus 0.5%) or the Eurodollar rate plus a margin (based on a sliding scale of 2.0% to 2.5% depending on borrowing base usage). The bank credit facility also allows us to use up to $5 million of the borrowing base for letters of credit for fees equal to the applicable margin rate for Eurodollar advances. At March 5, 2004, we had $15.5 million of borrowings and no letters of credit issued pursuant to the bank credit facility.

         We are subject to certain restrictive financial and non-financial covenants under the bank credit facility, including a minimum current ratio of
1.0 to 1.0, all as defined in the credit facility agreement. The bank credit facility also requires the Borrower to establish and maintain commodity hedges covering at least 50% of its proved developed producing reserves on a rolling twelve month basis. As of December 31, 2003, we were in compliance with all of the covenants in the bank credit facility. The bank credit facility matures on May 14, 2006.

         On November 6, 2003, we obtained a $20 million subordinated term credit facility from Macquarie. The sub-debt facility carries an interest rate of prime plus 5.5%, is secured by a second mortgage on substantially all of our oil and gas properties and matures November 30, 2006. The sub-debt facility is available for advances at any time until December 31, 2004 subject to the restrictive covenants of the sub-debt facility and Macquarie approval. At closing, Macquarie received warrants to purchase 1,250,000 shares of our common stock at an exercise price of $2.30 per share. When cumulative advances under the sub-debt facility exceeded $5 million, $10 million and $15 million, Macquarie was to receive warrants to purchase an additional 250,000 shares, 500,000 shares and 250,000 shares of our common stock, respectively, at the same exercise price per share. In conjunction with the December 23, 2003 property acquisition, the sub-debt facility was amended and the original warrant was cancelled and reissued at which time all 2,250,000 warrants were issued to Macquarie. The warrants are exercisable at any time through the earlier of 36 months following the repayment in full of the sub-debt facility or 30 days after daily volume weighted average price of our common stock as published by Nasdaq is equal to or greater than, for a period of 30 days, the exercise price multiplied by three. In addition, we granted Macquarie piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the warrants.

         As of December 31, 2003, we had $12 million borrowed under the sub-debt facility which was primarily used to fund our acquisition of properties in the Southeast Carthage Field. The sub-debt facility, as amended, contains certain restrictive financial and non-financial covenants, including a minimum current ratio of 1.0 to 1.0, a total debt threshold of $45 million and a cumulative minimum production and net operating cash flow threshold, all as defined in the sub-debt facility. The sub-debt facility also requires us to establish and maintain commodity hedges covering at least 65% of its proved developed producing reserves through November 2006. As of December 31, 2003, we were in compliance with all of the covenants in the sub-debt facility.

During January 2004, the sub-debt facility, including the note, liens, warrants and all other rights of Macquarie thereunder, was assigned to Macquarie Bank Limited, an affiliate of Macquarie Americas Corp.

         Natural gas and oil prices have a significant impact on our cash flows available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our bank credit facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. Additionally, the production declines of certain producing wells resulted in lower production during the year ended December 31, 2003. Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under the bank credit facility, thus reducing the amount of financial resources available to meet our capital requirements. Although we do not anticipate debt covenant violations, our ability to comply with our debt agreements is dependent upon the success of our exploration and development program and upon factors beyond our control, such as natural gas and oil prices.

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

Use of Capital: Exploration and Development

          We have an exploration and development program budget for the year 2004 which will require significant capital. Our capital budget for new projects in 2004 is approximately $45-50 million of which approximately 80% will be incurred in the Gulf Coast region and the remaining 20% in other areas. Our management believes the cash flows from operations and available borrowing capacity under our credit facilities, will be sufficient to fund planned 2004 exploration and development activities. In the future, our exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional borrowings from banks or other lenders, sales of properties, or joint venture arrangements with industry partners. We cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.

Contractual Obligations

         The following table summarizes our contractual obligations as of December 31, 2003:

                                                                                            After
                                   2004       2005       2006        2007       2008        2008
                                   ----       ----       ----        ----       ----        ----
Bank debt                         5,300     12,200           -          -           -           -
Subordinated debt                     -          -      12,000          -           -           -
Operating leases (1)                741        806         744        703         699       1,363
Capital projects (2)              1,054      1,694         314        124         306       8,985

     (1) Consists primarily of leases for office space and leases for equipment rentals.

     (2) Consists primarily of future obligations to abandon our leased properties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         We experience market risks primarily in two areas: interest rates and commodity prices. We believe that our business operations are not exposed to significant market risks relating to foreign currency exchange risk.

         Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected annual sales volumes for 2004, a 10% decline in the estimated average 2004 prices we receive for our crude oil and natural gas production would have an approximate $6.5 million impact on our revenues.

         In a typical hedge transaction, we will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparts this difference multiplied by the quantity hedged. We are required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether we have sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require us to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent us from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. As of December 31, 2003, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

                                INSTRUMENT                                         WEIGHTED
PRODUCTION PERIOD                  TYPE               DAILY VOLUMES             AVERAGE PRICE
-----------------                  ----               -------------             -------------
NATURAL GAS:
2004                          Costless Collar          3,700 Mmbtu               $4.16 - 6.73
First Quarter 2004            Costless Collar          6,800 Mmbtu               $4.50 - 7.10
Second Quarter 2004           Costless Collar          4,800 Mmbtu               $4.50 - 5.53
Third Quarter 2004            Costless Collar          2,300 Mmbtu               $4.50 - 5.49
2005                          Swap                       750 Mmbtu               $4.55
2005                          Costless Collar          1,500 Mmbtu               $4.50 - 5.19
2006                          Swap                     1,500 Mmbtu               $4.53
CRUDE OIL:
2004                          Costless Collar              750 Bbl               $25.67 - 29.14
2005                          Costless Collar              500 Bbl               $23.00 - 26.20
2006                          Costless Collar              200 Bbl               $23.00 - 26.40

         At December 31, 2003, we recognized a liability of $1,561,000 related to these derivative instruments.

         As of March 5, 2003, we had entered into the following additional oil and gas contracts accounted for as cash flow hedges:

NATURAL GAS:
March 2004                    Costless Collar          4,000 Mmbtu               $4.50 - 5.71
Second Quarter 2004           Costless Collar          3,500 Mmbtu               $4.50 - 5.73
July - December 2004          Costless Collar          3,000 Mmbtu               $4.50 - 6.26
First Quarter 2005            Costless Collar          3,500 Mmbtu               $4.50 - 7.05
Second Quarter 2005           Costless Collar          2,500 Mmbtu               $4.50 - 5.33
CRUDE OIL:
March-December 2004           Costless Collar              250 Bbl               $26.00 - 33.50

         We currently have an interest rate swap covering $5 million of our floating rate debt. The swap which expires in November 2004 has a fixed interest rate of 5.665%. The swap is stated at its fair value and is marked-to-market through derivative expense on our income statement. As of December 31, 2003, the fair value of the open interest rate swap was a liability of $218,000.

         We also evaluated the potential effect that reasonably possible near term changes may have on our credit facilities. Debt outstanding under the credit facilities is subject to a floating interest rate and represents 100% of our total debt as of December 31, 2003. Based upon an analysis utilizing the actual interest rate in effect and balances outstanding as of December 31, 2003 and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for 2004 is approximately $157,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information concerning this Item begins on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the "CEO") and our principal financial officer (the "CFO"), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on those evaluations, the CEO and CFO believe:

         (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

         (ii)     that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

         There have been no significant changes in our internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our control over financial reporting.

                                    PART III

ITEMS 10, 11, 12, 13 & 14

         For information concerning Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management, Item 13. Certain Relationships and Related Transactions and Item 14. Principal Accountant Fees and Services, see the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held May 12, 2004, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

         The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon are included on pages F-1 through F-21 of this Form 10-K:

                Report of Independent Auditors
                Report of Independent Public Accountants
                Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Operations for the three years ended
                   December 31, 2003
                Consolidated Statements of Stockholder's Equity for the three years ended December 31, 2003
                Consolidated Statements of Cash Flows for the three years ended
                   December 31, 2003
                Notes to Consolidated Financial Statements

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

4.1      Warrant to Purchase Common Shares of PetroQuest Energy, Inc.
         (incorporated by reference to Exhibit 4.1 to Form 8-K filed December
         29, 2003

4.2      Rights Agreement dated as of November 7, 2001 between PetroQuest
         Energy, Inc. and American Stock Transfer & Trust Company, as Rights
         Agent, including exhibits thereto (incorporated herein by reference to Exhibit 1 to Form 8-A filed November 9, 2001).

4.3      Form of Rights Certificate (incorporated herein by reference to Exhibit
         C of the Rights Agreement attached as Exhibit 1 to Form 8-A filed
         November 9, 2001).

10.1 PetroQuest Energy, Inc. 1998 Incentive Plan, as amended and restated effective December 1, 2000 (incorporated herein by reference to Appendix A to Proxy Statement on Schedule 14A filed April 20, 2001).

10.2 Amended and Restated Credit Agreement, dated as of May 14, 2003, by and between PetroQuest Energy, LLC, PetroQuest Energy, Inc., Bank One, NA,
         Banc One Capital Markets, Inc., and certain other Lenders (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed August 13,
         2003).

10.3     Guaranty dated May 14, 2003, between PetroQuest Energy, Inc. and Bank
         One, NA, as Agent for the Lenders (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed August 13, 2003).

10.4     First Amendment to Amended and Restated Credit Agreement dated as of
         November 6, 2003, by and among PetroQuest Energy, L.L.C., PetroQuest
         Energy, Inc.; Bank One, N.A., and Union Bank of California, N.A.
         (incorporated herein by reference to Exhibit 10.4 to Form 10-Q filed
         November 13, 2003).

10.5     Second Amendment to Amended and Restated Credit Agreement dated as of
         December 23, 2003, by and among PetroQuest Energy, L.L.C., PetroQuest
         Energy, Inc., and Bank One, N.A. (incorporated herein by reference to
         Exhibit 10.2 to Form 8-K filed December 29, 2003).

10.6 Senior Second Lien Secured Credit Agreement dated November 6, 2003, between PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., each of the
         Lenders from time to time party thereto; and Macquarie Americas Corp., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed November 13, 2003).

10.7     Unconditional Guaranty Agreement dated November 6, 2003, by PetroQuest
         Energy, Inc. to Macquarie Americas Corp., as administrative agent for the benefit of the Lenders under the Credit Agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed November 13,
         2003).

10.8     First Amendment To Second Lien Secured Credit Agreement dated December
         23, 2003, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., each of the Lenders from time to time party thereto, and Macquarie
         Americas Corp., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 29,
         2003).

10.9     Employment Agreement dated September 1, 1998, between PetroQuest
         Energy, Inc. and Charles T. Goodson (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated September 16, 1998).

10.10    Employment Agreement dated September 1, 1998, between PetroQuest
         Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to
         Exhibit 10.4 to Form 8-K dated September 16, 1998).

10.11    First Amendment to Employment agreement dated September 1, 1998 between
         PetroQuest Energy, Inc. and Charles T. Goodson dated July 30, 1999
         (incorporated herein by reference to Exhibit 10.1 to For 8-K dated
         August 9, 1999)

10.12    First Amendment to Employment Agreement dated September 1, 1998 between
         PetroQuest Energy, Inc. and Ralph J. Daigle dated July 30, 1999
         (incorporated herein by reference to Exhibit 10.3 to Form 8-K dated
         August 9, 1999).

10.13    Employment Agreement dated May 8, 2000 between PetroQuest Energy, Inc.
         and Michael O. Aldridge (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 14, 2000).

10.14    Employment Agreement dated December 15, 2000 between PetroQuest Energy,
         Inc. and Arthur M. Mixon, III. (incorporated herein by reference to
         Exhibit 10.12 to Form 10-K filed March 30, 2001).

10.15    Employment Agreement dated April 20, 2001 between PetroQuest Energy,
         Inc. and Daniel G. Fournerat (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed May 15, 2001).

10.16    Employment Agreement dated April 20, 2001 between PetroQuest Energy,
         Inc. and Dalton F. Smith III (incorporated herein by reference to
         Exhibit 10.21 to Form 10-K filed March 13, 2002).

10.17    Employment agreement dated July 28, 2003, between PetroQuest Energy,
         Inc. and Stephen H. Green (incorporated herein by reference to Exhibit
         10.3 to Form 10-Q filed November 13, 2003).

10.18 Form of Termination Agreement Between PetroQuest Energy, Inc. and each of its executive officers, including Charles T. Goodson, Ralph J.
         Daigle, Michael O. Aldridge, Arthur M. Mixon, III, Daniel G. Fournerat,
         Dalton F. Smith III and Stephen H. Green (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed March 13, 2002).

10.19 Form of Indemnification Agreement between PetroQuest Energy, Inc. and each of its directors and executive officers, including Charles T.
         Goodson, Ralph J. Daigle, Daniel G. Fournerat, E. Wayne Nordberg,
         William W. Rucks, IV, Michael O. Aldridge, Arthur M. Mixon, III, Dalton
         F. Smith III, Michael L. Finch, W.J. Gordon, III and Stephen H. Green
         (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed
         March 13, 2002).

*14.1    Business Ethics Policy

21.1 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to Form 10-K filed March 30, 2001).

*23.1    Consent of Independent Auditors.

23.2     Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a under the
         Securities Act of 1933, as amended).

*23.3    Consent of Ryder Scott Company, L.P.

*31.1    Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) /
         Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.2    Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) /
         Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive
         Officer.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial
         Officer.

----------------------
* Filed herewith.

                               REPORTS ON FORM 8-K

(i) The Company filed a report on Form 8-K on November 6, 2003, relating to third quarter 2003 results.

(ii) The Company filed a report on Form 8-K on December 29, 2003, relating to the closing of a property acquisition and amendment of credit facilities.

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

         Developmental well. A well drilled into a proved natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

                                           PETROQUEST ENERGY, INC.

                                           By: /s/ Charles T. Goodson
                                               ---------------------------------
                                               CHARLES T. GOODSON
                                               Chairman of the Board and Chief
                                               Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

By:   /s/ Charles T. Goodson               Chairman of the Board, Chief Executive Officer and
      ----------------------
      CHARLES T. GOODSON                   Director (Principal Executive Officer)

By:   /s/ Ralph J. Daigle                  Executive Vice President and Director
      ----------------------
      RALPH J. DAIGLE

By:   /s/ Michael O. Aldridge              Senior Vice President, Chief Financial Officer, Treasurer
      ----------------------
      MICHAEL O. ALDRIDGE                  and Director (Principal Financial and Accounting Officer)

By:   /s/ W.J. Gordon, III                 Director
      ----------------------
      W.J. GORDON, III

By:   /s/ Michael L. Finch                 Director
      ----------------------
      MICHAEL L. FINCH

By:   /s/ E. Wayne Nordberg                Director
      ----------------------
      E. WAYNE NORDBERG

By:   /s/ William W. Rucks, IV             Director
      ----------------------
      WILLIAM W. RUCKS, IV

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors..................................................       F-2

Report of Independent Public Accountants .......................................       F-3

Consolidated Balance Sheets of PetroQuest Energy, Inc. as of
  December 31, 2003 and 2002....................................................       F-4

Consolidated Statements of Operations of PetroQuest Energy, Inc.
  for the years ended December 31, 2003, 2002 and 2001..........................       F-5

Consolidated Statements of Stockholders' Equity of PetroQuest Energy, Inc.
  for the years ended December 31, 2003, 2002 and 2001..........................       F-6

Consolidated Statements of Cash Flows of PetroQuest Energy, Inc.
  for the years ended December 31, 2003, 2002 and 2001..........................       F-7

Notes to Consolidated Financial Statements......................................       F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
PetroQuest Energy, Inc.:

We have audited the accompanying consolidated balance sheets of PetroQuest Energy, Inc. (a Delaware corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of PetroQuest Energy, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated March 7, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed the change in the Company's method of accounting for derivative instruments and hedging activities discussed in Note 2 to these financial statements.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetroQuest Energy, Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flow for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."

ERNST&YOUNG LLP

New Orleans, Louisiana
March 9, 2004

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

                          PETROQUEST ENERGY, INC.
                        Consolidated Balance Sheets
                          (Amounts in Thousands)

                                                                 DECEMBER 31,    DECEMBER 31,
                                                                     2003            2002
                                                                 ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                      $        779    $      1,137
  Oil and gas revenue receivable                                        6,520           6,500
  Joint interest billing receivable                                     2,575           2,165
  Other current assets                                                  1,005             310
                                                                 ------------    ------------
Total current assets                                                   10,879          10,112
                                                                 ------------    ------------
Oil and gas properties:
  Oil and gas properties, full cost method                            282,898         214,543
  Unevaluated oil and gas properties                                   10,813          15,653
  Accumulated depreciation, depletion and amortization               (133,482)       (109,450)
                                                                 ------------    ------------

Oil and gas properties, net                                           160,229         120,746
                                                                 ------------    ------------
Other assets, net of accumulated depreciation and amortization
  of $3,826 and $2,851, respectively                                    5,276           1,205
                                                                 ------------    ------------
Total Assets                                                     $    176,384    $    132,063
                                                                 ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                       $     18,126    $     18,337
  Advances from co-owners                                               2,752             940
  Current portion of long-term debt                                     5,300           6,600
                                                                 ------------    ------------
Total current liabilities                                              26,178          25,877
Long-term debt                                                         22,200           2,400
Asset retirement obligation                                            12,476               -
Deferred income taxes                                                   7,803           5,461
Other liabilities                                                           -             555
Commitments and contingencies                                               -               -
Stockholders' equity:
  Common stock, $.001 par value; authorized 75,000
  shares; issued and outstanding 44,542 and 42,852
  shares, respectively                                                     45              43
  Paid-in capital                                                     112,038         106,173
  Unearned deferred compensation                                          (69)           (337)
  Other comprehensive income                                           (1,015)         (1,197)
  Accumulated deficit                                                  (3,272)         (6,912)
                                                                 ------------    ------------
Total stockholders' equity                                            107,727          97,770
                                                                 ------------    ------------

Total liabilities and stockholders' equity                       $    176,384    $    132,063
                                                                 ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Operations
                  (Amounts in Thousands, Except Per Share Data)

                                                        YEAR ENDED DECEMBER 31,
                                                      ---------------------------
                                                       2003      2002      2001
                                                      -------   -------   -------
Revenues:
  Oil and gas sales                                   $47,910   $48,141   $54,967
  Interest and other income                               778        97       375
                                                      -------   -------   -------
                                                       48,688    48,238    55,342
                                                      -------   -------   -------
Expenses:
  Lease operating expenses                              9,449     9,988     7,172
  Production taxes                                        884       614     1,096
  Depreciation, depletion and amortization             27,098    28,196    23,094
  General and administrative                            4,444     5,009     4,752
  Accretion of asset retirement obligation                682         -         -
  Interest expense                                        579       278     2,111
  Derivative expense                                    1,071       558        61
                                                      -------   -------   -------
                                                       44,207    44,643    38,286
                                                      -------   -------   -------
Income from operations                                  4,481     3,595    17,056

  Income tax expense                                    1,690     1,288     5,411
                                                      -------   -------   -------
Income before cumulative effect of
change in accounting principle                        $ 2,791   $ 2,307   $11,645

Cumulative effect of change in accounting principle       849         -         -
                                                      -------   -------   -------
Net income                                            $ 3,640   $ 2,307   $11,645
                                                      =======   =======   =======
Earnings per common share:
 Basic
  Income before cumulative effect of
  change in accounting principle                      $  0.06   $  0.06   $  0.37
  Cumulative effect of change in
  accounting principle                                   0.02         -         -
  Net income                                          $  0.08   $  0.06   $  0.37
                                                      =======   =======   =======
 Diluted
  Income before cumulative effect of
  change in accounting principle                      $  0.06   $  0.06   $  0.34
  Cumulative effect of change in
  accounting principle                                   0.02         -         -
  Net income                                          $  0.08   $  0.06   $  0.34
                                                      =======   =======   =======
Weighted average number of common shares:
  Basic                                                43,661    37,871    31,818
  Diluted                                              44,181    39,997    34,271

          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                 Consolidated Statements of Stockholders' Equity
                    (Amounts in Thousands, Except Share Data)

                                                                            UNEARNED      OTHER                        TOTAL
                                                        COMMON  PAID-IN     DEFERRED   COMPREHENSIVE  ACCUMULATED  STOCKHOLDERS'
                                                         STOCK  CAPITAL   COMPENSATION     INCOME       DEFICIT       EQUITY
                                                        ------ ---------  ------------ -------------  -----------  -------------
December 31, 2000                                       $   30 $  62,290    $      -      $      -    $  (20,864)   $   41,456

   Options and warrants exercised                            3     1,510      (1,034)            -              -          479

   Amortization of deferred compensation                     -       413         352             -              -          765

   Tax effect of deferred compensation                       -      (130)          -             -              -         (130)

   Cumulative effect of change in accounting
    principle, net of taxes                                  -         -           -          (383)             -         (383)

   Amortization of derivative fair value adjustment          -         -           -           383              -          383

   Net income                                                -         -           -             -         11,645       11,645
                                                        ------ ---------    ----------     -------    -----------   ----------

December 31, 2001                                       $   33 $  64,083    $   (682)      $     -    $    (9,219)  $   54,215
                                                        ------ ---------    ----------     -------    -----------   ----------
   Options and warrants exercised                            -       178           -             -              -          178

   Sale of common stock                                     10    42,040           -             -              -       42,050

   Amortization of deferred compensation                     -         -         345             -              -          345

   Tax effect of deferred compensation                       -      (128)          -             -              -         (128)

   Derivative fair value adjustment                          -         -           -         1,197)             -       (1,197)

   Net income                                                -         -           -             -          2,307        2,307
                                                        ------ ---------    ----------     -------    -----------   ----------

December 31, 2002                                       $   43 $ 106,173    $   (337)     $  (1,197)  $    (6,912)  $   97,770
                                                        ------ ---------    ----------     -------    -----------   ----------
   Options and warrants exercised                            2     2,110           -             -              -        2,112

   Sale of common stock                                      -        (6)          -             -              -           (6)

   Amortization of deferred compensation                     -         -         268             -              -          268

   Tax effect of deferred compensation                       -        16           -             -              -           16

   Warrant fair value adjustment                             -     3,745           -             -              -        3,745

   Derivative fair value adjustment                          -         -           -           182              -          182

   Net income                                                -         -           -             -          3,640        3,640
                                                        ------ ---------    ----------     -------    -----------   ----------

December 31, 2003                                       $   45 $ 112,038    $    (69)     $ (1,015)   $    (3,272)  $  107,727
                                                        ------ ---------    ----------     -------    -----------   ----------

          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                      Consolidated Statements of Cash Flows
                             (Amounts in Thousands)

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2003        2002        2001
                                                           --------    --------    --------
Cash flows from operating activities:
Net income                                                 $  3,640    $  2,307    $ 11,645
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Deferred tax expense                                       1,690       1,288       5,411
   Amortization of debt issuance costs                          531         261       1,369
   Compensation expense                                         381         345         765
   Depreciation, depletion and amortization                  27,098      28,196      23,094
   Derivative mark to market                                   (258)        416          61
   Cumulative effect of change in accounting principle         (849)          -           -
   Accretion of asset retirement obligation                     682           -           -
   Plugging and abandonment costs                                 -           -         (28)
Changes in working capital accounts:
 Accounts receivable                                            (20)       (918)       (434)
 Joint interest billing receivable                             (409)      2,443       5,542
 Accounts payable and accrued liabilities                     1,416      (3,862)        (61)
 Other assets                                                (1,300)       (725)     (1,011)
 Advances from co-owners                                      1,811      (1,376)     (5,253)
 Plugging and abandonment escrow                                  -       1,034        (539)
 Other                                                       (1,250)       (231)        308
                                                           --------    --------    --------
Net cash provided by operating activities                    33,163      29,178      40,869
                                                           --------    --------    --------
Cash flows from investing activities:
 Investment in oil and gas properties                       (54,126)    (64,324)    (66,678)
 Sale of oil and gas properties, net                              -      17,321           -
                                                           --------    --------    --------
Net cash used in investing activities                       (54,126)    (47,003)    (66,678)
                                                           --------    --------    --------
Cash flows from financing activities:
 Exercise of options and warrants                             2,111         178         671
 Proceeds from borrowing                                     39,600      23,000      28,000
 Repayment of debt                                          (21,100)    (47,329)     (9,348)
 Issuance of common stock, net of expenses                       (6)     42,050           -
                                                           --------    --------    --------
Net cash provided by financing activities                    20,605      17,899      19,323
                                                           --------    --------    --------
 Net increase (decrease) in cash and cash equivalents          (358)         74      (6,486)
 Cash and cash equivalents balance beginning of period        1,137       1,063       7,549
                                                           --------    --------    --------
 Cash and cash equivalents balance end of period           $    779    $  1,137    $  1,063
                                                           ========    ========    ========
Supplentmental disclosure of cash flow information
Cash paid during the period from:
 Interest                                                  $    435    $    736    $  1,464
                                                           ========    ========    ========
 Income taxes                                              $      -    $      -    $      -
                                                           ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                             PETROQUEST ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications of amounts previously reported have been made to conform to current year presentations.

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

         Depreciation, depletion and amortization of oil and gas properties is computed using the unit-of-production method based on estimated proved reserves. All costs associated with evaluated oil and gas properties, including an estimate of future development, restoration, dismantlement and abandonment costs associated therewith, are included in the computation base. The costs of investments in unproved properties are excluded from this calculation until the project is evaluated and proved reserves established or impaired. Oil and gas reserves are estimated annually by independent petroleum engineers. Additionally, the capitalized costs of proved oil and gas properties cannot exceed the present value of the estimated net cash flow from its proved reserves (the full cost ceiling). The Company has adopted a SEC accepted method of calculating the full cost ceiling test whereby the liability recognized under SFAS 143 is netted against property cost and the future abandonment obligations are included in estimated future net cash flows. Transactions involving sales of reserves in place, unless significant, are recorded as adjustments to accumulated depreciation, depletion and amortization.

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

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. The adoption of SFAS No. 141 and 142 had no impact on the Company's financial position or results of operations. A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. These costs include those to acquire contract based drilling and mineral use rights such as delay rentals, lease bonuses, commissions and brokerage fees, and other leasehold costs. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify these costs as a separate item on the balance sheet, the Company would be required to reclassify approximately $27.5-$28.5 million at December 31, 2003 and approximately $5-$6 million at December 31, 2002. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules, as allowed by SFAS No. 142. Further, the Company believes the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have an impact on the Company's compliance with the minimum tangible net worth covenant under its bank credit facility.

         PetroQuest will continue to classify its oil and gas leasehold costs as tangible oil and gas properties until further guidance is provided. The Company anticipates there will be no effect on its results of operations or cash flows.

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

Revenue Recognition

         The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 2003, 2002 and 2001 were not significant.

Certain Concentrations

         During 2003, 84% of the Company's oil and gas production was sold to five customers. During 2002, 66% of the Company's oil and gas production was sold to three customers. During 2001, 66% of the Company's oil and gas production was sold to four customers. Based on the availability of other customers, the Company does not believe the loss of any of these customers would have a significant financially disruptive effect on its business or financial condition.

Fair Value of Financial Instruments

         The fair value of accounts receivable and accounts payable approximate book value at December 31, 2003 and 2002 due to the short-term nature of these accounts. The fair value of the credit facilities approximate book value due to the variable rate of interest charged.

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

         The Company recognized ($4,462,000), ($861,000) and $1,630,000 in oil and gas revenues during the years ended December 31, 2003, 2002 and 2001, respectively as a result of the settlement of derivatives. The Company recognized $1,071,000, $558,000 and $61,000 in derivative expense during the years ended December 31, 2003, 2002 and 2001, respectively as a result of the settlement of derivatives. As of December 31, 2003, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

                       INSTRUMENT                      WEIGHTED
 PRODUCTION PERIOD        TYPE        DAILY VOLUMES  AVERAGE PRICE
-------------------  ---------------  -------------  --------------
NATURAL GAS:
2004                 Costless Collar  3,700 Mmbtu    $  4.16 - 6.73
First Quarter 2004   Costless Collar  6,800 Mmbtu    $  4.50 - 7.10
Second Quarter 2004  Costless Collar  4,800 Mmbtu    $  4.50 - 5.53
Third Quarter 2004   Costless Collar  2,300 Mmbtu    $  4.50 - 5.49
2005                 Swap               750 Mmbtu    $  4.55
2005                 Costless Collar  1,500 Mmbtu    $  4.50 - 5.19
2006                 Swap             1,500 Mmbtu    $  4.53
CRUDE OIL:
2004                 Costless Collar    750 Bbl      $25.67 - 29.14
2005                 Costless Collar    500 Bbl      $23.00 - 26.20
2006                 Costless Collar    200 Bbl      $23.00 - 26.40

         At December 31, 2003, the Company recognized a liability of $1,561,000 related to these derivative instruments.

         As of March 5, 2003, we had entered into the following additional oil and gas contracts accounted for as cash flow hedges:

NATURAL GAS:
March 2004            Costless Collar    4,000 Mmbtu    $4.50 - 5.71
Second Quarter 2004   Costless Collar    3,500 Mmbtu    $4.50 - 5.73
July - December 2004  Costless Collar    3,000 Mmbtu    $4.50 - 6.26
First Quarter 2005    Costless Collar    3,500 Mmbtu    $4.50 - 7.05
Second Quarter 2005   Costless Collar    2,500 Mmbtu    $4.50 - 5.33
CRUDE OIL:
March-December 2004   Costless Collar      250 Bbl      $26.00 - 33.50

         The Company currently has an interest rate swap covering $5 million of our floating rate debt. The swap which expires in 2004 has a fixed interest rate of 5.665%. The swap is stated at its fair value and is marked-to-market through derivative expense on the Company's income statement. As of December 31, 2003, the fair value of the open interest rate swap was a liability of $218,000.

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

         The Company adopted SFAS 143 effective January 1, 2003. The net difference between the Company's previously recorded abandonment liability and the amounts estimated under SFAS 143, after taxes, totaled a gain of $849,000, which has been recognized as a cumulative effect of a change in accounting principle. The gain is due to the effect on the historical depletion as a result of the retirement obligation being recorded at fair value. On a pro forma basis, the impact for the year ended December 31, 2002 would have increased net income by $360,000.

         The Company has legal obligations to plug, abandon and dismantle existing wells and facilities that it has acquired and constructed during its existence. As of January 1, 2003, the Company recognized a $9,467,000 liability for its asset retirement obligations and recorded the related additional assets that will be depreciated using the unit-of-production method. The following table describes all changes to the Company's asset retirement obligation liability:

                                                               YEAR ENDED
                                                           DECEMBER 31, 2003
                                                           -----------------
Asset retirement obligation at beginning of year             $          -
Liability recognized in transition                              9,467,000
Liabilities incurred during 2003                                  663,000
Liabilities settled during 2003                                  (389,000)
Accretion expense                                                 682,000
Revisions in estimated cash flows                               2,053,000
                                                             ------------
Asset retirement obligation at end of period                 $ 12,476,000
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

Earnings per Common Share Amounts

         Basic earnings per common share was computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method.

         Options and warrants to purchase 3,385,334 shares of common stock at $2.29 to $7.65 per share were outstanding during 2003 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares. Options to purchase 273,667 shares of common stock at $5.56 to $7.65 per share were outstanding during 2002 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Options to purchase

180,000 shares of common stock at $5.89 to $7.65 per share were outstanding during 2001 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

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

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            2003       2002       2001
                                                          -------    -------    --------
Net income                                                $ 3,640    $ 2,307    $ 11,645
Stock-based compensation:
  Add: expense included in reported results, net of tax       248        224         497
  Deduct: fair value based method, net of tax                (541)      (904)     (1,260)
                                                          -------    -------    --------
Pro forma net income                                      $ 3,347    $ 1,627    $ 10,882

Earnings per common share
  Basic - as reported                                     $  0.08    $  0.06    $   0.37
  Basic - pro forma                                       $  0.08    $  0.04    $   0.34
  Diluted - as reported                                   $  0.08    $  0.06    $   0.34
  Diluted - pro forma                                     $  0.08    $  0.04    $   0.32

         See Note 10 for the Company's additional disclosures of stock-based compensation under SFAS No. 148.

NOTE 2 - ACQUISITION AND DISPOSITION OF ASSETS

         On December 23, 2003, the Company acquired an interest in the Southeast Carthage Field in East Texas for approximately $23.4 million. The Company allocated approximately $1.2 million of the purchase price to unevaluated acreage. At December 31, 2003, the Company's independent reservoir engineering firm attributed 29 Bcfe of proved reserves net to the Company's interest in this field.

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

NOTE 3 - EQUITY

Other Comprehensive Income

         The following table presents a recap of the Company's comprehensive income for years ended December 31, 2003 and 2002 (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                  2003            2002
                                                 ------         --------
Net income                                       $3,640         $ 2,307
Change in fair value of derivative instrument,
  accounted for as hedges, net of taxes             182          (1,197)
                                                 ------         -------
Comprehensive income                             $3,822         $ 1,110

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards No. 133, as amended (SFAS 133). When the conditions specified in SFAS 133 are met, the Company may designate these derivatives as hedges. At December 31, 2003 and 2002, the effect of derivative financial instruments is net of deferred income tax benefit of $546,000 and $644,000, respectively.

Unearned Deferred Compensation

         In April 2001, the Original Owners of American Explorer L.L.C. entered into an agreement with an officer of the Company whereby the Original Owners granted to the officer an option to acquire, at a fixed price, certain of the original shares the Original Owners were issued in the Merger. As the fixed price of the April grant was below the market price as of the date of grant, the Company is recognizing non-cash compensation expense over the three-year vesting period of the option. In addition, the Original Owners granted to the officer an interest in a portion of the Common Stock issuable pursuant to the Contingent Stock Issue Rights ("CSIRs"), if any, that might be issued. This agreement is similar to agreements previously entered into with two other officers of the Company. Non-cash compensation expense is being recognized for the Common Stock issuable pursuant to the CSIRs granted to the three officers over the three-year vesting period based on the fair value of the Common Stock issuable pursuant to the CSIRs in May 2001, when the Common Stock issuable pursuant to the CSIRs was issued to the Original Owners. The Company has recorded the effects of the transactions as deferred compensation until fully amortized. We recognized $381,000, $345,000 and $765,000, respectively of non-cash compensation expense during the years ended December 31, 2003, 2002 and 2001.

Common Stock Issue Rights

         Pursuant to a Company merger, the Company issued to the original owners of American Explorer L.L.C. and their respective affiliates, certain of whom currently serve as officers and directors of the Company, 7,335,001 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), and 1,667,001 CSIRs. The CSIRs entitled the holders to receive an additional 1,667,001 shares of Common Stock at such time within three years of the anniversary date of the issuance of the CSIRs if the trading price for the Common Stock closed at $5.00 or higher for 20 consecutive trading days. On May 3, 2001 the Common Stock closed higher than $5.00 for the twentieth consecutive trading day, and 1,667,001 shares of Common Stock were issued under the terms of the CSIRs.

NOTE 4 - DEBT

         The Company entered into a bank credit facility on May 14, 2003. Pursuant to the new credit facility agreement, PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the "Borrower") have a $75 million revolving credit facility which permits the Borrower to borrow amounts from time to time based on its available borrowing base as determined in the bank credit facility. The bank credit facility is secured by a mortgage on substantially all of the Borrower's oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest's corporate guarantee of the indebtedness of the Borrower. The borrowing base under the bank credit facility is based upon the valuation as of April 1 and October 1 of each year of the Borrower's mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. The Company or the lenders may also request additional borrowing base redeterminations. As of December 31, 2003, the borrowing base under the bank credit facility was $20.2 million and is subject to monthly reductions of $1 million commencing March 1, 2004. The Company has recently completed a borrowing base redetermination as of March 1, 2004, and the borrowing base is $21.2 million and subject to monthly reductions of $1.25 million commencing on July 1, 2004. The banks will determine future monthly reductions in connection with each borrowing base redetermination.

         Outstanding balances on the revolving credit facility bear interest at either the bank's prime rate plus a margin (based on a sliding scale of 0.75% to 1.25% based on borrowing base usage but never less than the Federal Funds Effective Rate plus 0.5%) or the Eurodollar rate plus a margin (based on a sliding scale of 2.0% to 2.5% depending on borrowing base usage). The bank credit facility also allows the Company to use up to $5 million of the borrowing base for letters of credit for fees equal to the applicable margin rate for Eurodollar advances. At March 5, 2004, the Company had $15.5 million of borrowings and no letters of credit issued pursuant to the bank credit facility.

         The Company is subject to certain restrictive financial and non-financial covenants under the bank credit facility, including a minimum current ratio of 1.0 to 1.0, all as defined in the credit facility agreement. The bank credit facility also requires the Borrower to establish and maintain commodity hedges covering at least 50% of its proved developed producing reserves on a rolling twelve-month basis. As of December 31, 2003, the Company was in compliance with all of the covenants in the bank credit facility. The bank credit facility matures on May 14, 2006.

         On November 6, 2003, the Company obtained a $20 million subordinated term credit facility from Macquarie Americas Corp. ("Macquarie"). The sub-debt facility carries an interest rate of prime plus 5.5%, is secured by a second mortgage on substantially all of our oil and gas properties and matures November 30, 2006. The sub-debt facility is available for advances at any time until December 31, 2004 subject to the restrictive covenants of the sub-debt facility and Macquarie approval. At closing, Macquarie received warrants to purchase 1,250,000 shares of our common stock at an exercise price of $2.30 per share. When cumulative advances under the facility exceeded $5 million, $10 million and $15 million, Macquarie was to receive warrants to purchase an additional 250,000 shares, 500,000 shares and 250,000 shares of our common stock, respectively, at the same exercise price per share. In conjunction with the December 23, 2003 property acquisition, the sub-debt facility was amended and the original warrant was cancelled and reissued at which time all 2,250,000 warrants were issued to Macquarie. The warrants are exercisable at any time through the earlier of 36 months following the repayment in full of the sub-debt facility or 30 days after daily volume weighted average price of our common stock as published by Nasdaq is equal to or greater than, for a period of 30 days, the exercise price multiplied by three. In addition, the Company granted Macquarie piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the warrants.

         As of December 31, 2003, the Company had $12 million borrowed under the sub-debt facility which was primarily used to fund the acquisition of properties in the Southeast Carthage Field. The sub-debt facility, as amended, contains certain restrictive financial and non-financial covenants, including a minimum current ratio of 1.0 to 1.0, a total debt threshold of $45 million and a cumulative minimum production and net operating cash flow threshold, all as defined in the sub-debt facility. The sub-debt facility also requires the Company to establish and maintain commodity hedges covering at least 65% of its proved developed producing reserves through November 2006. As of December 31, 2003, the Company was in compliance with all of the covenants in the sub-debt facility.

         During January 2004, the sub-debt facility, including the note, liens, warrants and all other rights of Macquarie thereunder, was assigned to Macquarie Bank Limited, an affiliate of Macquarie Americas Corp.

NOTE 5 - RELATED PARTY TRANSACTIONS

         Charles T. Goodson, Ralph J. Daigle, Stephen H. Green, or their affiliates, are working interest owners and overriding interest owners and E. Wayne Nordberg is a working interest owner in particular properties operated by us or in which we also hold a working interest. As working interest owners, they are required to pay their proportionate share of all costs and are entitled to receive their proportionate share of revenues in the normal course of business. As overriding royalty interest owners they are entitled to receive their proportionate share of revenues in the normal course of business. During the year ended December 31, 2003, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs were disbursed to Messrs. Goodson, Daigle, and Green, or their affiliates, in the approximate amounts of $841,350, $481,276, and $107,367, respectively, and with respect to the working interests of Mr. Nordberg, costs exceeded revenues by approximately $89,225. With respect to Messrs. Goodson and Daigle, or their affiliates, gross revenues attributable to interests, properties or participation rights held by them prior to Messrs. Goodson and Daigle joining us as officers and directors on September 1, 1998 represent approximately 94% and 90%, respectively, of the gross revenues received by them in 2003.

NOTE 6 - COMMON STOCK

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

NOTE 7 - INVESTMENT IN OIL AND GAS PROPERTIES

         The following table discloses certain financial data relative to the Company's evaluated oil and gas producing activities, which are located onshore and offshore the continental United States:

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development
                                   Activities
                             (amounts in thousands)

                                                           FOR THE YEAR-ENDED DECEMBER 31,
                                                              2003      2002      2001
                                                            -------   -------   -------
Acquisition costs:
  Proved                                                    $22,679   $ 1,023   $11,928
  Unproved                                                    1,769     6,052     1,250
Exploration costs                                             5,170    16,183     7,280
Development costs                                            21,685    37,247    43,424
Cumulative effect of change in accounting principle costs     8,150         -         -
Other costs                                                   4,062     4,283     3,652
                                                            -------   -------   -------
Total costs incurred                                        $63,515   $64,788   $67,534
                                                            =======   =======   =======

         Proved acquisition costs, Development costs and Cumulative effect of change in accounting principle costs for the year ended December 31, 2003 include $362,000, $1,966,000 and $8,150,000, respectively of non-cash property costs related to the adoption of SFAS 143 effective January 1, 2003. See Note 2 for a further discussion of the adoption of this accounting standard.

         Other costs for the year ended December 31, 2003 include $3,611,000 and $451,000 of capitalized general and administrative costs and interest costs, respectively. Other costs for the year ended December 31, 2002 include $3,664,000 and $619,000 of capitalized general and administrative costs and interest costs, respectively. Other costs for the year ended December 31, 2001 include $2,651,000 and $1,001,000 of capitalized general and administrative costs and interest costs, respectively.

         At December 31, 2003 and 2002, unevaluated oil and gas properties with capitalized costs of $10,813,000 and $15,653,000, respectively, were not subject to depletion. Of the $10,813,000 of unevaluated oil and gas property costs at December 31, 2003, not subject to depletion, $2,372,000 was incurred in 2003, $4,091,000 was incurred in 2002 and $4,350,000 was incurred in prior years. Of the $15,653,000 of unevaluated oil and gas property costs at December 31, 2002, not subject to depletion, $6,730,000 was incurred in 2002, $3,932,000 was incurred in 2001 and $4,991,000 was incurred in prior years. Management expects that these properties will be evaluated over the next one to three years.

NOTE 8 - INCOME TAXES

         The Company follows the provisions of SFAS No. 109, "Accounting For Income Taxes," which provides for recognition of a deferred tax asset for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a "valuation allowance." An analysis of the Company's deferred taxes follows (amounts in thousands):

                                            DECEMBER 31,
                                        --------------------
                                          2003        2002
                                        --------    --------
Net operating loss carryforwards        $  7,659    $ 13,829
Percentage depletion carryforward          1,341       1,291
Alternative minimum tax credit                 4           4
Deferred Compensation                       (355)       (258)
Temporary differences:
   Oil and gas properties - full cost    (17,151)    (21,126)
   Derivative mark to market                 546         644
   Compensation expense                      153         153
                                        --------    --------
                                        $ (7,803)   $ (5,463)
                                        ========    ========

         For tax reporting purposes, the Company had operating loss carryforwards of $20,590,000 and $37,376,000 at December 31, 2003 and 2002,
respectively. If not utilized, such carryforwards would begin expiring in 2009 and would completely expire by the year 2023. The Company had available for tax reporting purposes $3,832,000 in statutory depletion deductions that may be carried forward indefinitely.

         Income tax expense for each of the years ended December 31, 2003, 2002 and 2001 (amounts in thousands) was different than the amount computed using the Federal statutory rate (35%) for the following reasons:

                                               FOR THE YEAR-ENDED DECEMBER 31,
                                               -------------------------------
                                                  2003       2002       2001
                                                -------    -------    -------
Amount computed using the statutory rate        $ 1,568    $ 1,258    $ 5,970
Increase (reduction) in taxes resulting from:
  State & local taxes                                99         79        341
Percentage depletion carryforward                   (50)      (129)      (720)
  Other                                              73         80       (180)
                                                -------    -------    -------
Income tax expense                              $ 1,690    $ 1,288    $ 5,411
                                                =======    =======    =======

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         On December 10, 2003, our wholly owned subsidiary, PetroQuest Energy, L.L.C. ("PetroQuest Energy") entered into a settlement agreement with The Meridian Resource & Exploration LLC relating to the litigation "PetroQuest Energy, Inc. f/k/a Optima Energy (U.S.) Corp. v. The Meridian Resource & Exploration Company f/k/a Texas Meridian Resources Exploration, Inc., bearing Civil Action No. 99-2394 of the United States District Court for the Western District of Louisiana" and "The Meridian Resource & Exploration Company v. PetroQuest Energy, Inc., bearing Docket No. 996192A of the 15th Judicial District Court in and for Lafayette Parish, Louisiana" which related to our Southwest Holmwood property in Calcasieu Parish, Louisiana.

         The Company is a party to other ongoing litigation in the normal course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material.

LEASE COMMITMENTS

         The Company has operating leases for office space, which expire on various dates through 2010.

         Future minimum lease commitments as of December 31, 2003 under these operating leases are as follows (in thousands):

2004 ...........  $  741
2005 ...........     806
2006 ...........     744
2007 ...........     703
2008 ...........     699
Thereafter .....   1,362
                  ------
                   5,055

         Total rent expense under operating leases was approximately $639,000, $577,000 and $411,000 in 2003, 2002 and 2001, respectively.

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

         A summary of the Company's stock options as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below:

                                                                      YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------
                                                      2003                     2002                       2001
                                            -----------------------  ------------------------   -----------------------
                                             NUMBER OF   WGTD. AVG.   NUMBER OF    WGTD. AVG.    NUMBER OF   WGTD. AVG.
                                              OPTIONS       PRICE      OPTIONS       PRICE        OPTIONS      PRICE
                                            -----------  ----------  -----------   ----------   -----------  ----------
Outstanding at beginning of year              2,197,353    $  3.14     2,238,766     $ 2.94       1,861,900   $  1.92
Granted                                         150,000       1.94       112,000       6.17         622,500      5.32
Expired/cancelled/forfeitures                  (235,253)      3.76       (66,910)      3.75         (14,500)     6.17
Exercised                                       (42,466)      1.23       (86,503)      1.44        (231,134)     0.89
                                            -----------  ----------  -----------   ----------   -----------  ----------
Outstanding at end of year                    2,069,634       3.03     2,197,353       3.14       2,238,766      2.94
Options exercisable at year-end               1,690,371       2.77     1,453,166       2.36       1,030,608      1.64
Options available for future grant            1,359,069                  770,208                    268,081
Weighted average fair value of
  options granted during the year           $      1.18              $      3.93                $      3.18

         The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) divided yield of 0% (b) expected volatility ranges of 69.90%-73.90%, 74.50%-74.90% and 65.14% - 67.87% in 2003, 2002 and
2001, respectively (c) risk-free interest rate ranges of 2.93% - 3.39%, 4.17% - 4.54% and 4.03% - 5.10% in 2003, 2002 and 2001, respectively, and (d) expected life of 5 years for all grants.

         The following table summarizes information regarding stock options outstanding at December 31, 2003:

  RANGE OF       OPTIONS       WGTD. AVG.     WGTD. AVG.    OPTIONS    WGTD. AVG.
  EXERCISE     OUTSTANDING      REMAINING      EXERCISE   EXERCISABLE   EXERCISE
    PRICE      AT 12/31/03  CONTRACTUAL LIFE    PRICE     AT 12/31/03    PRICE
-------------  -----------  ----------------  ----------  -----------  ----------
$0.85 - $0.94     384,300         5 years       $ 0.89       384,300    $ 0.89
$1.44 - $2.29     575,000      7.52 years       $ 1.73       425,000    $ 1.66
$3.13 - $3.75     562,500      7.11 years       $ 3.19       542,502    $ 3.17
$4.25 - $7.65     547,834      8.15 years       $ 5.71       338,569    $ 5.64
                ---------                                  ---------
                2,069,634      7.11 years       $ 3.03     1,690,371    $ 2.77

NOTE 11 - OIL AND GAS RESERVE INFORMATION - UNAUDITED

         The Company's net proved oil and gas reserves at December 31, 2003 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.

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

         The following table (amounts in thousands) sets forth an analysis of the Company's estimated quantities of net proved and proved developed oil (including condensate) and gas reserves, all located onshore and offshore the continental United States:

                                                 OIL     NATURAL GAS
                                                 IN      AND NGL IN
                                                MBBLS       MMCFE
                                               ------    -----------
Proved reserves as of December 31, 2000         3,115      30,135
 Revisions of previous estimates                 (522)     (2,631)
 Extensions, discoveries and other additions    3,805      14,409
 Purchase of producing properties                 606      12,170
 Sale of producing properties                       -        (114)
 Production                                      (791)     (9,025)
                                               ------      ------
Proved reserves as of December 31, 2001         6,213      44,944
 Revisions of previous estimates               (1,204)     (8,955)
 Extensions, discoveries and other additions    1,438      19,453
 Purchase of producing properties                   -           -
 Sale of producing properties                    (260)    (10,540)
 Production                                      (929)     (7,765)
                                               ------      ------
Proved reserves as of December 31, 2002         5,258      37,137
 Revisions of previous estimates                 (369)     (7,935)
 Extensions, discoveries and other additions       83       6,830
 Purchase of producing properties                 217      28,410
 Sale of producing properties                    (200)     (1,456)
 Production                                      (744)     (5,193)
                                               ------      ------
Proved reserves as of December 31, 2003         4,245      57,793
                                               ======      ======
Proved developed reserves
 As of December 31, 2001                        3,104      26,847
                                               ======      ======
 As of December 31, 2002                        4,201      17,409
                                               ======      ======
 As of December 31, 2003                        3,446      34,655
                                               ======      ======

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

                                                                      DECEMBER 31,
                                                           -----------------------------------
                                                             2003         2002         2001
                                                           ---------    ---------    ---------
STANDARD MEASURE

Future cash flows                                          $ 460,073    $ 337,776    $ 234,736
Future production and development costs                     (166,724)    (120,842)    (118,700)
Future income taxes                                          (53,514)     (36,687)     (18,226)
                                                           ---------    ---------    ---------
Future net cash flows                                        239,835      180,247       97,810
10% annual discount                                          (64,609)     (40,831)     (22,763)
                                                           ---------    ---------    ---------
Standardized measure of discounted future net cash flows   $ 175,226    $ 139,416    $  75,047
                                                           =========    =========    =========

                                                              YEAR ENDED DECEMBER 31,
                                                        ----------------------------------=
                                                          2003         2002         2001
                                                        ---------    ---------    ---------
CHANGES IN STANDARDIZED MEASURE

Standarized measure at beginning of year                $ 139,416    $  75,047    $ 178,323
Sales and transfers of oil and gas produced,
 net of production costs                                  (37,577)     (38,400)     (45,068)
Changes in price, net of future production costs           23,007       78,648     (188,513)
Extensions and discoveries, net of future
 production and development costs                          38,883       83,005       33,067
Changes in estimated future development costs,
 net of development costs incurred during this period      10,577       19,059       16,333
Revisions of quantity estimates                           (35,796)     (56,166)      (7,742)
Accretion of discount                                      16,605        8,823       25,687
Net change in income taxes                                (12,507)     (13,448)      65,361
Purchase of reserves in place                              40,605            -       12,730
Sale of reserves in place                                  (3,802)     (12,899)        (864)
Changes in production rates (timing) and other             (4,185)      (4,253)     (14,267)
                                                        ---------    ---------    ---------
Standardized measure at end of year                     $ 175,226    $ 139,416    $  75,047
                                                        =========    =========    =========

         The weighted average prices of oil and gas used with the above tables at December 31, 2003, 2002 and 2001 were $32.24, $30.44 and $18.49, respectively, per barrel and $6.02, $4.79 and $2.69, respectively, per Mcf. The Company's cash flow amounts include a reduction for estimated plugging and abandonment costs that will also be reflected as a liability on PetroQuest's balance sheet at December 31, 2003, in accordance with SFAS No. 143.

NOTE 12 - SUMMARIZED QUARTERLY FINANCIAL INFORMATION - UNAUDITED

         Summarized quarterly financial information is as follows (amounts in thousands except per share data):

                                                                 QUARTER ENDED
                                               ---------------------------------------------------
                                               MARCH-31     JUNE-30    SEPTEMBER-30    DECEMBER-31
                                               --------    --------    ------------    -----------
2003:

Revenues                                       $ 16,164    $  9,101      $  9,857       $ 13,566
Expenses                                         14,020      10,799         9,628         11,450
                                               --------    --------      --------       --------
Income before cumulative effect of change in
accounting principle                           $  2,144    $ (1,698)     $    229       $  2,116
Net income (loss)                              $  2,993    $ (1,698)     $    229       $  2,116
                                               ========    ========      ========       ========
Earnings per common share:
 Basic
   Income before cumulative effect of
   change in accounting principle              $   0.05    $  (0.04)     $   0.01       $   0.05
   Net income                                  $   0.07    $  (0.04)     $   0.01       $   0.05
 Diluted
   Income before cumulative effect of
   change in accounting principle              $   0.05    $  (0.04)     $   0.01       $   0.05
   Net income                                  $   0.07    $  (0.04)     $   0.01       $   0.05

2002:
Revenues                                       $ 10,497    $ 11,102      $ 11,024       $ 15,057
Expenses                                         10,861      10,847        10,074         13,591
                                               --------    --------      --------       --------
Net income (loss)                              $   (364)   $    255      $    950       $  1,466
                                               ========    ========      ========       ========
Earnings (loss) per share:
 Basic                                         $  (0.01)   $   0.01      $   0.03       $   0.04
 Diluted                                       $  (0.01)   $   0.01      $   0.02       $   0.03

----------

(1) The above quarterly earnings per share may not total to the full year per share amount, as the weighted average number of shares outstanding for each quarter fluctuated as a result of the assumed exercise of stock options.

                                 EXHIBIT INDEX

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

4.1 Warrant to Purchase Common Shares of PetroQuest Energy, Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 29, 2003

4.2 Rights Agreement dated as of November 7, 2001 between PetroQuest Energy, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including exhibits thereto (incorporated herein by reference to Exhibit 1 to Form 8-A filed November 9, 2001).

4.3 Form of Rights Certificate (incorporated herein by reference to Exhibit C of the Rights Agreement attached as Exhibit 1 to Form 8-A filed November 9, 2001).

10.1 PetroQuest Energy, Inc. 1998 Incentive Plan, as amended and restated effective December 1, 2000 (incorporated herein by reference to Appendix A to Proxy Statement on Schedule 14A filed April 20, 2001).

10.2 Amended and Restated Credit Agreement, dated as of May 14, 2003, by and between PetroQuest Energy, LLC, PetroQuest Energy, Inc., Bank One, NA, Banc One Capital Markets, Inc., and certain other Lenders (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed August 13,
         2003).

10.3 Guaranty dated May 14, 2003, between PetroQuest Energy, Inc. and Bank One, NA, as Agent for the Lenders (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed August 13, 2003).

10.4 First Amendment to Amended and Restated Credit Agreement dated as of November 6, 2003, by and among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc.; Bank One, N.A., and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.4 to Form 10-Q filed November 13, 2003).

10.5 Second Amendment to Amended and Restated Credit Agreement dated as of December 23, 2003, by and among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., and Bank One, N.A. (incorporated herein by reference to
         Exhibit 10.2 to Form 8-K filed December 29, 2003).

10.6 Senior Second Lien Secured Credit Agreement dated November 6, 2003, between PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., each of the Lenders from time to time party thereto; and Macquarie Americas Corp., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed November 13, 2003).

10.7 Unconditional Guaranty Agreement dated November 6, 2003, by PetroQuest Energy, Inc. to Macquarie Americas Corp., as administrative agent for the benefit of the Lenders under the Credit Agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed November 13,
         2003).

10.8 First Amendment To Second Lien Secured Credit Agreement dated December 23, 2003, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., each of the Lenders from time to time party thereto, and Macquarie Americas Corp., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 29,
         2003).

10.9 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated September 16, 1998).

10.10 Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to
         Exhibit 10.4 to Form 8-K dated September 16, 1998).

10.11 First Amendment to Employment agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Charles T. Goodson dated July 30, 1999 (incorporated herein by reference to Exhibit 10.1 to For 8-K dated August 9, 1999)

10.12 First Amendment to Employment Agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Ralph J. Daigle dated July 30, 1999 (incorporated herein by reference to Exhibit 10.3 to Form 8-K dated August 9, 1999).

10.13 Employment Agreement dated May 8, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 14, 2000).

10.14 Employment Agreement dated December 15, 2000 between PetroQuest Energy, Inc. and Arthur M. Mixon, III. (incorporated herein by reference to
         Exhibit 10.12 to Form 10-K filed March 30, 2001).

10.15 Employment Agreement dated April 20, 2001 between PetroQuest Energy, Inc. and Daniel G. Fournerat (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed May 15, 2001).

10.16 Employment Agreement dated April 20, 2001 between PetroQuest Energy, Inc. and Dalton F. Smith III (incorporated herein by reference to
         Exhibit 10.21 to Form 10-K filed March 13, 2002).

10.17 Employment agreement dated July 28, 2003, between PetroQuest Energy, Inc. and Stephen H. Green (incorporated herein by reference to Exhibit
         10.3 to Form 10-Q filed November 13, 2003).

10.18 Form of Termination Agreement Between PetroQuest Energy, Inc. and each of its executive officers, including Charles T. Goodson, Ralph J. Daigle, Michael O. Aldridge, Arthur M. Mixon, III, Daniel G. Fournerat, Dalton F. Smith III and Stephen H. Green (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed March 13, 2002).

 10.19 Form of Indemnification Agreement between PetroQuest Energy, Inc. and each of its directors and executive officers, including Charles T. Goodson, Ralph J. Daigle, Daniel G. Fournerat, E. Wayne Nordberg, William W. Rucks, IV, Michael O. Aldridge, Arthur M. Mixon, III, Dalton
         F. Smith III, Michael L. Finch, W.J. Gordon, III and Stephen H. Green (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed March 13, 2002).

*14.1    Business Ethics Policy

 21.1 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to Form 10-K filed March 30, 2001).

*23.1    Consent of Independent Auditors.

 23.2 Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a under the Securities Act of 1933, as amended).

*23.3    Consent of Ryder Scott Company, L.P.

*31.1 Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.2 Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

----------
* Filed herewith.