Form 10-Q
period 2004-06-30
PETROQUEST ENERGY INC
filed 2004-07-30
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Yes [X]          No [  ]

     As of July 26, 2004, there were 44,625,363 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.

Consolidated Balance Sheets
(Amounts in Thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,229	$779
Oil and gas revenue receivable	9,814	6,520
Joint interest billing receivable	3,186	2,575
Other current assets	1,058	1,005

Total current assets	15,287	10,879

Oil and gas properties:
Oil and gas properties, full cost method	309,689	282,898
Unevaluated oil and gas properties	12,150	10,813
Accumulated depreciation, depletion and amortization	(150,349)	(133,482)

Oil and gas properties, net	171,490	160,229

Other assets, net of accumulated depreciation and amortization of $4,853 and $3,826, respectively	4,585	5,276

Total assets	$191,362	$176,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,814	$18,126
Advances from co-owners	4,057	2,752
Current portion of long-term debt	—	5,300

Total current liabilities	25,871	26,178

Long-term debt	28,500	22,200
Long-term hedging liability	1,042	—
Asset retirement obligation	13,497	12,476
Deferred income taxes	10,122	7,803
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value; authorized 75,000 shares; issued and outstanding 44,625 and 44,542 shares, respectively	45	45
Paid-in capital	112,280	112,038
Unearned deferred compensation	—	(69)
Accumulated other comprehensive loss	(4,132)	(1,015)
Retained earnings (Accumulated deficit)	4,137	(3,272)

Total stockholders’ equity	112,330	107,727

Total liabilities and stockholders’ equity	$191,362	$176,384

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.

Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Oil and gas sales	$21,436	$9,060	$39,568	$25,214
Interest and other income	61	41	131	52

	21,497	9,101	39,699	25,266

Expenses:
Lease operating expenses	2,784	2,504	5,506	5,266
Production taxes	420	125	864	335
Depreciation, depletion and amortization	9,132	5,878	17,073	14,351
General and administrative	1,833	1,126	3,127	2,348
Accretion of asset retirement obligation	170	136	401	276
Interest expense	665	230	1,346	254
Derivative expense (benefit)	(9)	1,714	—	1,749

	14,995	11,713	28,317	24,579

Income (loss) from operations	6,502	(2,612)	11,382	687
Income tax expense (benefit)	2,265	(914)	3,973	241

Income (loss) before cumulative effect of change in accounting principle	$4,237	$(1,698)	$7,409	$446
Cumulative effect of change in accounting principle	—	—	—	849

Net income (loss)	$4,237	$(1,698)	$7,409	$1,295

Earnings (loss) per common share:
Basic
Income (loss) before cumulative effect of change in accounting principle	$0.10	$(0.04)	$0.17	$0.01
Cumulative effect of change in accounting principle	—	—	—	0.02

Net income (loss)	$0.10	$(0.04)	$0.17	$0.03

Diluted
Income (loss) before cumulative effect of change in accounting principle	$0.09	$(0.04)	$0.16	$0.01
Cumulative effect of change in accounting principle	—	—	—	0.02

Net income (loss)	$0.09	$(0.04)	$0.16	$0.03

Weighted average number of common shares:
Basic	44,588	42,895	44,573	42,874

Diluted	46,104	42,895	45,912	43,880

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.

Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,409	$1,295
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	3,973	241
Depreciation, depletion and amortization	17,073	14,351
Cumulative effect of change in accounting principle	—	(849)
Accretion of asset retirement obligation	401	276
Amortization of debt issuance costs	820	284
Compensation expense	272	155
Derivative mark to market	(115)	1,295
Changes in working capital accounts:
Accounts receivable	(3,294)	3,097
Joint interest billing receivable	(611)	(94)
Other assets	(336)	(579)
Accounts payable and accrued liabilities	(3,309)	(5,751)
Advances from co-owners	1,306	148
Other	(52)	(818)

Net cash provided by operating activities	23,537	13,051

Cash flows from investing activities:
Investment in oil and gas properties	(24,151)	(11,565)

Net cash used in investing activities	(24,151)	(11,565)

Cash flows from investing activities:
Exercise of options and warrants	64	1,281
Proceeds from borrowings	11,000	14,600
Repayment of debt	(10,000)	(16,600)
Issuance of common stock, net of expenses	—	(6)

Net cash provided by (used in) financing activities	1,064	(725)

Net increase in cash and cash equivalents	450	761
Cash balance and cash equivalents, beginning of period	779	1,137

Cash balance and cash equivalents, end of period	$1,229	$1,898

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$817	$169

Income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 Basis of Presentation

     The consolidated financial information for the three- and six-month periods ended June 30, 2004 and 2003, respectively, have been prepared by the Company and were not audited by its independent public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2004 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

     Options to purchase 607,834 shares of common stock were outstanding during both the three- and six-month periods ended June 30, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares during the period. These options’ exercise prices were between $3.75-$7.65, and expire in 2010-2013. Options to purchase 1,225,753 shares of common stock were outstanding during the six-month period ended June 30, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares during the period. These options’ exercise prices were between $3.13-$7.65 and expire in 2010-2012. For the three months ended June 30, 2003, 2,369,919 of the Company’s options and warrants were not included in the computation of diluted loss per share because the effect of the assumed exercise of these stock options would have been antidilutive.

Note 3 Long-Term Debt

     The Company entered into a bank credit facility on May 14, 2003. Pursuant to the credit facility agreement, PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the “Borrower”) have a $75 million revolving credit facility which permits the Borrower to borrow amounts from time to time based on the available borrowing base as determined in the bank credit facility. The bank credit facility is secured by a mortgage on substantially all of the Borrower’s oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest’s corporate guarantee of the indebtedness of the Borrower. The borrowing base under the bank credit facility is based upon the valuation as of April 1 and October 1 of each year of the Borrower’s mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. The Company or the lenders may also request additional borrowing base redeterminations. As of June 30, 2004, the borrowing base under the bank credit facility was $25 million and is subject to monthly reductions of $1.5 million commencing November 1, 2004. At June 30, 2004, the Company had $16.5 million of borrowings and no letters of credit issued pursuant to the bank credit facility. The banks will determine future monthly reductions in connection with each borrowing base redetermination.

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

     The Company is subject to certain restrictive financial and non-financial covenants under the bank credit facility, as amended, including a minimum current ratio of 1.0 to 1.0, all as defined in the credit facility agreement. The bank credit facility also requires the Borrower to establish and maintain commodity hedges covering at least 50% of its proved developed producing reserves on a rolling twelve-month basis. As of June 30, 2004, the Company was in compliance with all of the covenants in the bank credit facility. The bank credit facility matures on May 14, 2006.

     On November 6, 2003, the Company obtained a $20 million subordinated term credit facility from Macquarie Americas Corp. (“Macquarie”). The sub-debt facility carries an interest rate of prime plus 5.5%, is secured by a second mortgage on substantially all of the Company’s oil and gas properties and matures on November 30, 2006. The sub-debt facility is available for advances at any time until December 31, 2004, subject to the restrictive covenants of the sub-debt facility and Macquarie approval. At closing, Macquarie received warrants to purchase 1,250,000 shares of our common stock at an exercise price of $2.30 per share. When cumulative advances under the facility exceeded $5 million, $10 million and $15 million, Macquarie was to receive warrants to purchase an additional 250,000 shares, 500,000 shares and 250,000 shares of our common stock, respectively, at the same exercise price per share. In conjunction with the December 23, 2003 property acquisition, the sub-debt facility was amended and the original warrant was cancelled and reissued at which time all 2,250,000 warrants were issued to Macquarie. The warrants are exercisable at any time through the earlier of 36 months following the repayment in full of the sub-debt facility or 30 days after daily volume weighted average price of our common stock as published by Nasdaq is equal to or greater than, for a period of 30 days, the exercise price multiplied by three. In addition, the Company granted Macquarie piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the warrants.

     As of June 30, 2004, the Company had $12 million borrowed under the sub-debt facility, which was primarily used to fund the acquisition of properties in the Southeast Carthage Field. The sub-debt facility, as amended, contains certain restrictive financial and non-financial covenants, including a minimum current ratio of 1.0 to 1.0, a total debt threshold of $45 million and a cumulative minimum production and net operating cash flow threshold, all as defined in the sub-debt facility. The sub-debt facility also requires the Company to establish and maintain commodity hedges covering at least 65% of its proved developed producing reserves through November 2006. As of June 30, 2004, the Company was in compliance with all of the covenants in the sub-debt facility.

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

     The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

Six Months Ended
June 30, 2004
Asset retirement obligation at beginning of year	$12,476
Liabilities incurred during 2004	2,821
Liabilities settled during 2004	—
Accretion expense	401
Revisions in estimated cash flows	—

Asset retirement obligation at end of period	15,698
Less: current asset retirement obligation	(2,201)

Long-term asset retirement obligation	$13,497

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. The consolidation provisions of FIN 46, if applicable, would apply to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in the Company’s interim period that began on October 1, 2003. The Company believes that it has no interests in these types of entities, and adopted this standard effective January 1, 2004 with no effect on the financial statements.

Note 5 Equity

Other Comprehensive Income and Derivative Instruments

     The following table presents a recap of the Company’s comprehensive income for the three- and six-month periods ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$4,237	$(1,698)	$7,409	$1,295
Change in fair value of derivative instrument, accounted for as hedges, net of taxes	(1,123)	636	(3,117)	301

Comprehensive income	$3,114	$(1,062)	$4,292	$1,596

     The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards No. 133, as amended (SFAS 133). When the conditions specified in SFAS 133 are met, the Company may designate these derivatives as hedges. For the three months ended June 30, 2004 and 2003, the effect of derivative financial instruments is net of deferred income tax benefit of $605,000 and $342,000, respectively. For the six months ended June 30, 2004 and 2003, the effect of derivative financial instruments is net of deferred income tax benefit of $1,678,000 and $161,000, respectively.

     Oil and gas sales include reductions related to gas hedges of $356,000 and $624,000 and oil hedges of $738,000 and $287,000 for the three months ended June 30, 2004 and 2003, respectively. Oil and gas sales include reductions related to gas hedges of $366,000 and $2,269,000 and oil hedges of $1,174,000 and $1,011,000 for the six months ended June 30, 2004 and 2003, respectively. The Company recognized ($9,000) and $1,714,000 in derivative expense for the three months ended June 30, 2004 and 2003, respectively, as a result of the settlement of derivatives. The Company recognized zero and $1,749,000 in derivative expense for the six months ended June 30, 2004 and 2003, respectively, as a result of the settlement of derivatives.

     As of June 30, 2004, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
Third Quarter 2004	Costless Collar	12,500 Mmbtu	$4.40 - 6.58
Fourth Quarter 2004	Costless Collar	10,200 Mmbtu	$4.38 - 6.82
2005	Swap	750 Mmbtu	$4.55
First Quarter 2005	Costless Collar	7,000 Mmbtu	$4.50 - 6.85
Second Quarter 2005	Costless Collar	6,000 Mmbtu	$4.50 - 6.10
Third Quarter 2005	Costless Collar	3,500 Mmbtu	$4.50 - 6.64
Fourth Quarter 2005	Costless Collar	3,500 Mmbtu	$4.50 - 6.64
2006	Swap	1,500 Mmbtu	$4.53
Crude Oil:
July - September 2004	Costless Collar	1300 Bbls	$26.73 - 33.21
October - December 2004	Costless Collar	1100 Bbls	$26.14 - 31.20
2005	Costless Collar	500 Bbls	$23.00 - 26.20
2006	Costless Collar	200 Bbls	$23.00 - 26.40

     At June 30, 2004, the Company recognized a liability of $6,357,000 related to these derivative instruments.

     The Company currently has an interest rate swap covering $5 million of its floating rate debt. The swap, which expires in November 2004, has a fixed interest rate of 5.665%. The swap is stated at its fair value and is marked-to-market through derivative expense on the Company’s income statement. As of June 30, 2004, the fair value of the open interest rate swap was a liability of $104,000.

Note 6 Stock Based Compensation

     The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” pursuant to the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	4,237	(1,698)	7,409	1,295
Stock-based compensation:
Add expense included in reported results, net of tax	140	45	177	81
Deduct fair value based method, net of tax	(380)	(106)	(658)	(204)

Pro forma net income	3,997	(1,759)	6,928	1,172
Earnings (loss) per common share:
Basic - as reported	$0.10	($0.04)	$0.17	$0.03
Basic - pro forma	$0.09	($0.04)	$0.16	$0.03
Diluted - as reported	$0.09	($0.04)	$0.16	$0.03
Diluted - pro forma	$0.09	($0.04)	$0.15	$0.03

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     PetroQuest Energy, Inc. is an independent oil and gas company engaged in the exploration, development, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region, East Texasand the Arkoma Basin of Oklahoma. The Company and its predecessors have been active in the Gulf Coast Region since 1986, which gives the Company extensive geophysical, technical and operational expertise in this area.

     The Company’s business strategy is to increase production, cash flow and reserves through exploration, development and acquisition of properties located in the Gulf Coast Region, as well as finding additional opportunities in areas with longer reserve lives. At June 30, 2004, the Company operated approximately 60% of all of its proved reserves. For the six months ended June 30, 2004, approximately 37% of the Company’s equivalent production was oil and 63% was natural gas.

Critical Accounting Policies

Full Cost Method of Accounting

     We use the full cost method of accounting for our investments in oil and gas properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of exploring for and developing oil and natural gas are capitalized. Acquisition costs include costs incurred to purchase, lease or otherwise acquire property. Exploration costs include the costs of drilling exploratory wells, including those in progress and geological and geophysical service costs in exploration activities. Development costs include the costs of drilling development wells and costs of completions, platforms, facilities and pipelines. Costs associated with production and general corporate activities are expensed in the period incurred. Sales of oil and gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas.

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

Results of Operations

     The following table (unaudited) sets forth certain operating information with respect to our oil and gas operations for the periods noted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Production:
Oil (Bbls)	246,052	183,034	424,531	417,864
Gas (Mcf)	2,160,311	845,931	4,322,051	2,452,248
Total Production (Mcfe)	3,636,623	1,944,135	6,869,237	4,959,432
Sales:
Total oil sales	$8,507,123	$5,013,976	$14,310,726	$12,249,095
Total gas sales	12,928,781	4,046,220	25,257,755	12,964,789
Average sales prices:
Oil (per Bbl)	$34.57	$27.39	$33.71	$29.31
Gas (per Mcf)	5.98	4.78	5.84	5.29
Per Mcfe	5.89	4.66	5.76	5.08

The above sales and average sales prices include reductions related to gas hedges of $356,000 and $624,000 and oil hedges of $738,000 and $287,000 for the three months ended June 30, 2004 and 2003, respectively. The above sales and average sales prices include reductions related to gas hedges of $366,000 and $2,269,000 and oil hedges of $1,174,000 and $1,011,000 for the six months ended June 30, 2004 and 2003, respectively.

Net income and loss totaled $4,237,000 and $1,698,000 for the quarters ended June 30, 2004 and 2003, respectively. Net income totaled $7,409,000 and $1,295,000 for the six months ended June 30, 2004 and 2003, respectively. The results are attributable to the following components:

Production. Oil production in 2004 increased 34% and 2% from the quarter and six months ended June 30, 2003, respectively. Natural gas production in 2004 increased 155% and 76% over the quarter and six months ended June 30, 2003, respectively. On a Mcfe basis, production for the quarter and six months ended June 30, 2004 increased 87% and 39% over the same periods in 2003, respectively. The increase in current year production as compared to 2003 was due to our drilling success during the last twelve months as well as our acquisition of the Southeast Carthage Field in East Texas in December 2003.

Prices. Average oil prices per Bbl for the quarter and six months ended June 30, 2004 were $34.57 and $33.71, as compared to $27.39 and $29.31, respectively, for the same periods in 2003. Average gas prices per Mcf were $5.98 and $5.84 for the quarter and six months ended June 30, 2004, as compared to $4.78 and $5.29, respectively, for the same periods in 2003. Stated on a Mcfe basis, unit prices received during the quarter and six months ended June 30, 2004 were 26% and 13% higher, respectively, than the prices received during the comparable 2003 periods.

Revenue. Oil and gas sales during the quarter and six months ended June 30, 2004 increased to $21,436,000 and $39,568,000 as compared to sales of $9,060,000 and $25,214,000, respectively, for the same periods in 2003. The increases in production volumes and average realized commodity prices resulted in the increases in revenue for the quarter and six months ended June 30, 2004.

Expenses. Lease operating expenses for the quarter and six months ended June 30, 2004 increased to $2,784,000 and $5,506,000 as compared to $2,504,000 and $5,266,000, respectively, for the same periods in 2003. On a Mcfe basis, lease operating expenses for the quarter and six months ended June 30, 2004 decreased to $0.77 and $0.80 as compared to $1.29 and $1.06, respectively, for the same periods during 2003. The decreases are primarily due to the increased production that is primarily generated from newer fields with lower operating expenses and a higher percentage of gas production in the current year.

General and administrative expenses during the quarter and six months ended June 30, 2004 totaled $1,833,000 and $3,127,000 as compared to expenses of $1,126,000 and $2,348,000, respectively, during the 2003 periods. The increases are primarily due to increased salaries, bonus accrual, and compensation expense attributable to stock issued as long-term incentive compensation. The Company capitalized $1,247,000 and $2,239,000 of general and administrative costs during the quarter and six months ended June 30, 2004 as compared to $918,000 and $1,895,000, respectively, in the comparable 2003 periods.

Depreciation, depletion and amortization (“DD&A”) expense for the quarter and six months ended June 30, 2004 increased 55% and 19%, respectively, from the comparable 2003 periods. On a Mcfe basis, which reflects the changes in production, the DD&A rate for the quarter ended June 30, 2004 was $2.51 per Mcfe as compared to $3.02 per Mcfe for the same period in 2003. The DD&A rate for the six months ended June 30, 2004 was $2.49 per Mcfe as compared to $2.89 per Mcfe for the same period in 2003. The decreases in 2004 as compared to 2003 are due primarily to the acquisition of the Southeast Carthage Field in East Texas during December 2003 and our drilling success over the last twelve months.

Interest expense, net of amounts capitalized on unevaluated prospects, increased $435,000 and $1,092,000, respectively, during the quarter and six months ended June 30, 2004 as compared to the same periods in 2003. The increases are the result of the sub-debt facility consummated during 2003, which has a higher effective interest rate than our historical borrowings. The higher effective interest rate is partially attributed to the amortization of the fair value of the related warrants. We capitalized $205,000 and $109,000 of interest during the quarters ended June 30, 2004 and 2003, respectively. We capitalized $384,000 and $233,000 of interest during the six months ended June 30, 2004 and 2003, respectively.

Derivative expense decreased $1,723,000 and $1,749,000, respectively, during the quarter and six months ended June 30, 2004 as compared to the same periods in 2003. These fluctuations are primarily due to the expiration of one of our interest rate swaps that was recorded as derivative expense. In addition, during 2003 we had one gas derivative marked-to-market on the income statement because the derivative was deemed ineffective.

Income tax expense of $2,265,000 and $3,973,000 was recognized during the quarter and six months ended June 30, 2004, respectively, as compared to benefit and expense of $914,000 and $241,000 during the same periods of 2003. The change is a result of fluctuations in the operating profit during the current year. We provide for income taxes at a statutory rate of 35%.

Liquidity and Capital Resources

We have financed our exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of common stock and sales of properties.

Source of Capital: Operations

Net cash flow from operations increased from $13,051,000 during the six months ended June 30, 2003 to $23,537,000 for the same period in 2004. This increase resulted primarily from the increased production and realized commodity prices during the current year. The working capital deficit was reduced from $(15.3) million at December 31, 2003 to $(10.6) million at June 30, 2004. This decrease was caused primarily by all of our debt being currently classified as long-term whereas there was a current portion at December 31, 2003.

Source of Capital: Debt

We entered into a new bank credit facility on May 14, 2003. Pursuant to the credit facility agreement, PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the “Borrower”) have a $75 million revolving credit facility which permits us to borrow amounts from time to time based on the available borrowing base as determined in the bank credit facility. The bank credit facility is secured by a mortgage on substantially all of the Borrower’s oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest’s corporate guarantee of the indebtedness of the Borrower. The borrowing base under the bank credit facility is based upon the valuation as of April 1 and October 1 of each year of the Borrower’s mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. We or the lenders may also request additional borrowing base redeterminations. As of June 30, 2004, the borrowing base under the bank credit facility was $25 million and is subject to monthly reductions of $1.5 million commencing November 1, 2004. The bank will determine future monthly reductions in connection with each borrowing base redetermination.

Outstanding balances on the revolving credit facility bear interest at either the bank’s prime rate plus a margin (based on a sliding scale of 0.75% to 1.25% based on borrowing base usage but never less than the Federal Funds Effective Rate plus 0.5%) or the Eurodollar rate plus a margin (based on a sliding scale of 2.0% to 2.5% depending on borrowing base usage). The bank credit facility also allows us to use up to $5 million of the borrowing base for letters of credit for fees equal to the applicable margin rate for Eurodollar advances. At June 30, 2004, we had $16.5 million of borrowings and no letters of credit issued pursuant to the bank credit facility.

We are subject to certain restrictive financial and non-financial covenants under the bank credit facility, as amended, including a minimum current ratio of 1.0 to 1.0, all as defined in the credit facility agreement. The bank credit facility also requires the Borrower to establish and maintain commodity hedges covering at least 50% of its proved developed producing reserves on a rolling twelve month basis. As of June 30, 2004, we were in compliance with all of the covenants in the bank credit facility. The bank credit facility matures on May 14, 2006.

On November 6, 2003, we obtained a $20 million subordinated term credit facility from Macquarie. The sub-debt facility carries an interest rate of prime plus 5.5%, is secured by a second mortgage on substantially all of our oil and gas properties and matures November 30, 2006. The sub-debt facility is available for advances at any time until December 31, 2004, subject to the restrictive covenants of the sub-debt facility and Macquarie approval. At closing, Macquarie received warrants to purchase 1,250,000 shares of our common stock at an exercise price of $2.30 per share. When cumulative advances under the sub-debt facility exceeded $5 million, $10 million and $15 million, Macquarie was to receive warrants to purchase an additional 250,000 shares, 500,000 shares and 250,000 shares of our common stock, respectively, at the same exercise price per share. In conjunction with the December 23, 2003 property acquisition, the sub-debt facility was amended and the original warrant was cancelled and reissued at which time all 2,250,000 warrants were issued to Macquarie. The warrants are exercisable at any time through the earlier of 36 months following the repayment in full of the sub-debt facility or 30 days after daily volume weighted average price of our common stock as published by Nasdaq is equal to or greater than, for a period of 30 days, the exercise price multiplied by three. In addition, we granted Macquarie piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the warrants.

As of June 30, 2004, we had $12 million borrowed under the sub-debt facility, which was primarily used to fund our acquisition of properties in the Southeast Carthage Field. The sub-debt facility, as amended, contains certain restrictive financial and non-financial covenants, including a minimum current ratio of 1.0 to 1.0, a total debt threshold of $45 million and a cumulative minimum production and net operating cash flow threshold, all as defined in the sub-debt facility. The sub-debt facility also requires us to establish and maintain commodity hedges covering at least 65% of our proved developed producing reserves through November 2006. As of June 30, 2004, we were in compliance with all of the covenants in the sub-debt facility.

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

Use of Capital: Exploration and Development

We have an exploration and development program budget for the year 2004 that will require significant capital. Our capital budget for capital for new projects in 2004 is approximately $50-55 million of which $25 million had been incurred by June 30, 2004. Our capital budget has increased during the current year due to higher average realized commodity prices during the first six months of 2004, which has increased our cash flow from operations from our original estimates. We have recently completed the drilling of our Roux, Beignet and Boudin prospects and six wells in our Oklahoma area, and will soon spud additional wells in our Oklahoma area and Southeast Carthage Field. Our management believes that cash flows from operations will be sufficient to fund planned 2004 exploration and development activities. In the future, our exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, sales of properties, or joint venture arrangements with industry partners. We cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected annual sales volumes for the remaining six months of 2004, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $4 million impact on our revenues.

In a typical hedge transaction, we will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparts this difference multiplied by the quantity hedged. We are required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether we have sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require us to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent us from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. As of June 30, 2004, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
Third Quarter 2004	Costless Collar	12,500 Mmbtu	$4.40 - 6.58
Fourth Quarter 2004	Costless Collar	10,200 Mmbtu	$4.38 - 6.82
2005	Swap	750 Mmbtu	$4.55
First Quarter 2005	Costless Collar	7,000 Mmbtu	$4.50 - 6.85
Second Quarter 2005	Costless Collar	6,000 Mmbtu	$4.50 - 6.10
Third Quarter 2005	Costless Collar	3,500 Mmbtu	$4.50 - 6.64
Fourth Quarter 2005	Costless Collar	3,500 Mmbtu	$4.50 - 6.64
2006	Swap	1,500 Mmbtu	$4.53
Crude Oil:
July - September 2004	Costless Collar	1300 Bbls	$26.73 - 33.21
October - December 2004	Costless Collar	1100 Bbls	$26.14 - 31.20
2005	Costless Collar	500 Bbls	$23.00 - 26.20
2006	Costless Collar	200 Bbls	$23.00 - 26.40

At June 30, 2004, the Company recognized a liability of $6,357,000 related to these derivative instruments.

We currently have an interest rate swap covering $5 million of our floating rate debt. The swap, which expires in November 2004, has a fixed interest rate of 5.665%. The swap is stated at its fair value and is marked-to-market through derivative expense in our income statement. As of June 30, 2004, the fair value of the open interest rate swap was a liability of $104,000.

The Company also evaluated the potential effect that reasonably possible near term changes may have on the Company’s credit facilities. Debt outstanding under the credit facilities is subject to a floating interest rate and represents 100% of the Company’s total debt as of June 30, 2004. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of June 30, 2004 and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remaining six months of 2004 is approximately $136,000.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act.

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

               NONE.

Item 3. DEFAULTS UPON SENIOR SECURITIES

               NONE.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 12, 2004, an annual meeting of stockholders of the Company was held. The holders of 39,690,585 shares of Common Stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

	Number of	Number of
	Votes	Votes
Name	For	Withheld
Charles T. Goodson	39,500,508	190,077
Ralph J. Daigle	39,500,508	190,077
Michael O. Aldridge	39,500,508	190,077
William W. Rucks, IV	39,500,480	190,105
E. Wayne Nordberg	39,500,508	190,077
Michael L. Finch	39,490,508	200,077
W. J. Gordon, III	39,490,508	200,077

Item 5. OTHER INFORMATION

     On, July 30, 2004, the Board of Directors elected Charles T. Goodson to serve as the Company’s President in addition to his current positions of Chairman of the Board and Chief Executive Officer. The position of President has been vacant since the retirement of Alfred J. Thomas, II in September 2003. In addition, on that same date, the Board of Directors elected Ralph J. Daigle to serve as the Company’s Vice Chairman. Mr. Daigle previously served the Company as its Executive Vice President. Messrs. Goodson and Daigle will continue to serve as directors of the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

     Exhibit 10.1, Third Amendment to Amended and Restated Credit Agreement effective as of June 30, 2004, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc. and Bank One, N.A.

     Exhibit 10.2, Second Amendment to Second Lien Secured Credit Agreement effective as of June 30, 2004, among Macquarie Bank Limited, PetroQuest Energy, L.L.C. and Bank One, N.A.

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

     Exhibit 32.1, Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

     Exhibit 32.2, Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K:

     On May 6, 2004, the Company filed a current report on Form 8-K regarding its first quarter 2004 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROQUEST ENERGY, INC.
Date: July 30, 2004	By:	/s/ Michael O. Aldridge
Michael O. Aldridge
Senior Vice President, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial and Accounting Officer)