Form 10-Q
period 2004-09-30
PETROQUEST ENERGY INC
filed 2004-10-29
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Yes [X]      No [  ]

     As of October 25, 2004, there were 44,685,363 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.

Consolidated Balance Sheets
(Amounts in Thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,203	$779
Oil and gas revenue receivable	7,577	6,520
Joint interest billing receivable	3,870	2,575
Other current assets	772	1,005

Total current assets	13,422	10,879

Oil and gas properties:
Oil and gas properties, full cost method	328,981	282,898
Unevaluated oil and gas properties	12,746	10,813
Accumulated depreciation, depletion and amortization	(159,916)	(133,482)

Oil and gas properties, net	181,811	160,229

Other assets, net of accumulated depreciation and amortization of $5,398 and $3,826, respectively	4,411	5,276

Total assets	$199,644	$176,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,052	$16,346
Advances from co-owners	1,357	2,752
Hedging liability	8,590	1,780
Current portion of long-term debt	—	5,300

Total current liabilities	38,999	26,178

Long-term debt	21,000	22,200
Long-term hedging liability	1,864	—
Asset retirement obligation	13,210	12,476
Deferred income taxes	10,826	7,803
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value; authorized 75,000 shares; issued and outstanding 44,685 and 44,542 shares, respectively	45	45
Paid-in capital	112,386	112,038
Unearned deferred compensation	—	(69)
Accumulated other comprehensive loss	(6,763)	(1,015)
Retained earnings (accumulated deficit)	8,077	(3,272)

Total stockholders’ equity	113,745	107,727

Total liabilities and stockholders’ equity	$199,644	$176,384

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.

Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Oil and gas sales	$22,516	$9,800	$62,084	$35,014
Interest and other income	56	57	187	108

	22,572	9,857	62,271	35,122

Expenses:
Lease operating expenses	4,087	2,235	9,593	7,501
Production taxes	300	289	1,164	623
Depreciation, depletion and amortization	9,701	6,197	26,774	20,549
General and administrative	1,589	1,171	4,716	3,519
Accretion of asset retirement obligation	210	169	611	445
Interest expense	622	30	1,968	283
Derivative expense (benefit)	2	(586)	2	1,163

	16,511	9,505	44,828	34,083

Income from operations	6,061	352	17,443	1,039
Income tax expense	2,121	123	6,094	364

Income before cumulative effect of change in accounting principle	$3,940	$229	$11,349	$675
Cumulative effect of change in accounting principle	—	—	—	849

Net income	$3,940	$229	$11,349	$1,524

Earnings per common share:
Basic
Income before cumulative effect of change in accounting principle	$0.09	$0.01	$0.25	$0.02
Cumulative effect of change in accounting principle	—	—	—	0.02

Net income	$0.09	$0.01	$0.25	$0.04

Diluted
Income before cumulative effect of change in accounting principle	$0.08	$0.01	$0.25	$0.01
Cumulative effect of change in accounting principle	—	—	—	0.02

Net income	$0.08	$0.01	$0.25	$0.03

Weighted average number of common shares:
Basic	44,631	44,333	44,593	43,366

Diluted	46,905	44,729	46,243	44,167

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.

Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$11,349	$1,524
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	6,094	364
Depreciation, depletion and amortization	26,774	20,549
Cumulative effect of change in accounting principle	—	(849)
Accretion of asset retirement obligation	611	445
Amortization of debt issuance costs	1,232	323
Compensation expense	272	294
Derivative mark to market	(169)	186
Changes in working capital accounts:
Accounts receivable	(1,057)	1,661
Joint interest billing receivable	(1,296)	(1,362)
Other assets	(349)	(236)
Accounts payable and accrued liabilities	7,171	(6,967)
Advances from co-owners	(1,394)	1,905
Other	234	(455)

Net cash provided by operating activities	49,472	17,382

Cash flows from investing activities:
Investment in oil and gas properties	(42,360)	(18,727)

Net cash used in investing activities	(42,360)	(18,727)

Cash flows from financing activities:
Exercise of options and warrants	170	2,059
Deferred financing costs	(358)	(514)
Proceeds from borrowings	13,000	16,100
Repayment of debt	(19,500)	(16,600)
Issuance of common stock, net of expenses	—	(6)

Net cash provided by (used in) financing activities	(6,688)	1,039

Net increase (decrease) in cash and cash equivalents	424	(306)
Cash balance and cash equivalents, beginning of period	779	1,137

Cash balance and cash equivalents, end of period	$1,203	$831

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,250	$251

Income taxes	$—	$—

     See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 Basis of Presentation

     The consolidated financial information for the three- and nine-month periods ended September 30, 2004 and 2003, respectively, have been prepared by the Company and were not audited by its independent public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2004 and for all reported periods. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

Note 2 Earnings Per Share

     Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share is determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered dilutive computed using the treasury stock method.

     Options to purchase 474,500 and 563,400 shares of common stock were outstanding during the three- and nine-month periods ended September 30, 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares during the periods. These anti-dilutive options’ exercise prices were between $4.95-$7.65 for the third quarter of 2004 and $3.75-$7.65 for the nine month 2004 period and expire in 2010-2013. Options to purchase 1,197,002 shares of common stock were outstanding during the three- and nine-month periods ended September 30, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares during the periods. These anti-dilutive options’ exercise prices were between $2.18-$7.65, respectively, and expire in 2010-2013.

Note 3 Long-Term Debt

     The Company entered into a bank credit facility on May 14, 2003. Pursuant to the credit facility agreement, PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the “Borrower”) have a $75 million revolving credit facility that permits the Borrower to borrow amounts from time to time based on the available borrowing base as determined in the bank credit facility. The bank credit facility is secured by a mortgage on substantially all of the Borrower’s oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest’s corporate guarantee of the indebtedness of the Borrower. The borrowing base under the bank credit facility is based upon the valuation as of April 1 and October 1 of each year of the Borrower’s mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. The Company or the lenders may also request additional borrowing base re-determinations.

     As of September 30, 2004, the borrowing base under the bank credit facility was $25 million and was subject to monthly reductions of $1.5 million commencing November 1, 2004. At September 30, 2004, the Company had $9 million of borrowings and no letters of credit issued pursuant to the bank credit facility. During October 2004, the Company and the lenders amended the bank credit facility agreement increasing the borrowing base to $38 million and delaying the $1.5 million per month reduction in borrowing base capacity from November to

December 2004 (see Note 7). The borrowing base reduction increases to $2 million per month for the months of February, March and April 2005. The lenders will determine future monthly reductions in connection with each borrowing base re-determination.

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

     The Company is subject to certain restrictive financial and non-financial covenants under the bank credit facility including a minimum current ratio of 1.0 to 1.0, all as defined in the credit facility agreement. The bank credit facility also requires the Borrower to establish and maintain commodity hedges covering at least 50% of its proved developed producing reserves on a rolling twelve-month basis. As of September 30, 2004, the Company was in compliance with all of the covenants in the bank credit facility. The bank credit facility matures on May 14, 2006.

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

     As of September 30, 2004, the Company had $12 million borrowed under the sub-debt facility, which was primarily used to fund the acquisition of properties in the Southeast Carthage Field. The sub-debt facility contains certain restrictive financial and non-financial covenants, including a minimum current ratio of 1.0 to 1.0, a total debt threshold of $45 million and a cumulative minimum production and net operating cash flow threshold, all as defined in the sub-debt facility. During October 2004, the Company amended the sub-debt facility increasing the debt threshold covenant from $45 million to $60 million. The sub-debt facility also requires the Company to establish and maintain commodity hedges covering at least 65% of its proved developed producing reserves through November 2006. As of September 30, 2004, the Company was in compliance with all of the covenants in the sub-debt facility.

Note 4 New Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” which requires recording the fair value of an asset retirement obligation associated with tangible long-lived assets in the period incurred.

     Retirement obligations associated with long-lived assets included within the scope of SFAS 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction under the doctrine of promissory estoppel. The Company has legal obligations to plug, abandon and dismantle existing wells and facilities that it has acquired and constructed.

     The Company adopted SFAS 143 effective January 1, 2003. The net difference between the Company’s previously depleted abandonment costs and the amounts estimated under SFAS 143, after taxes, totaled a gain of

$849,000, which was recognized as a cumulative effect of a change in accounting principle. The gain was due to the effect on the historical depletion as a result of the retirement obligation being recorded at fair value.

     The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

Nine Months Ended
September 30, 2004
Asset retirement obligation at beginning of year	$12,476
Liabilities incurred during 2004	2,976
Liabilities settled during 2004	—
Accretion expense	611
Revisions in estimated cash flows	—

Asset retirement obligation at end of period	16,063
Less: current portion of asset retirement obligation	(2,853)

Long-term asset retirement obligation	$13,210

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

Note 5 Equity

Other Comprehensive Income and Derivative Instruments

     The following table presents the Company’s comprehensive income for the three- and nine-month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$3,940	$229	$11,349	$1,524
Change in fair value of effective derivative instruments, accounted for as hedges, net of taxes	(2,631)	534	(5,748)	996

Comprehensive income	$1,309	$763	$5,601	$2,520

     The Company accounts for derivatives in accordance with SFAS 133, as amended. When the conditions specified in SFAS 133 are met, the Company may designate these derivatives as hedges. For the three months ended September 30, 2004 and 2003, the effect of derivative financial instruments is net of deferred income tax (benefit) expense of ($1,417,000) and $287,000, respectively. For the nine months ended September 30, 2004 and 2003, the effect of derivative financial instruments is net of deferred income tax (benefit) expense of ($3,095,000) and $536,000, respectively.

     Oil and gas sales include reductions related to gas hedges of $119,000 and $171,000 and oil hedges of $1,295,000 and $412,000 for the three months ended September 30, 2004 and 2003, respectively. Oil and gas sales include reductions related to gas hedges of $486,000 and $2,440,000 and oil hedges of $2,468,000 and $1,423,000 for the nine months ended September 30, 2004 and 2003, respectively. The Company recognized $2,000 and ($586,000) in derivative expense (benefit) related to ineffective derivative instruments for the three months ended September 30, 2004 and 2003, respectively. The Company recognized $2,000 and $1,163,000 in derivative expense for the nine months ended September 30, 2004 and 2003, respectively, as a result of the settlement of ineffective derivatives.

     As of September 30, 2004, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
Fourth Quarter 2004	Costless Collar	13,700 Mmbtu	$4.41 - 7.56
2005	Swap	750 Mmbtu	$4.55
First Quarter 2005	Costless Collar	11,000 Mmbtu	$4.50 - 7.99
Second Quarter 2005	Costless Collar	8,000 Mmbtu	$4.50 - 6.67
Third Quarter 2005	Costless Collar	5,500 Mmbtu	$4.50 - 7.28
Fourth Quarter 2005	Costless Collar	4,500 Mmbtu	$4.50 - 7.40
2006	Swap	1,500 Mmbtu	$4.53
January - June 2006	Costless Collar	2,500 Mmbtu	$4.50 - 9.27
Crude Oil:
October - December 2004	Costless Collar	1,100 Bbls	$26.14 - 31.20
First Quarter 2005	Costless Collar	1,000 Bbls	$26.50 - 42.85
Second Quarter 2005	Costless Collar	750 Bbls	$25.33 - 35.03
July - December 2005	Costless Collar	500 Bbls	$23.00 - 26.20
2006	Costless Collar	200 Bbls	$23.00 - 26.40

     At September 30, 2004, the Company recognized a liability of $10,405,000 related to the estimated fair value of these derivative instruments.

     The Company currently has an interest rate swap covering $5 million of its floating rate debt. The swap, which expires in November 2004, has a fixed interest rate of 5.665%. The swap is stated at its estimated fair value and is marked-to-market through derivative expense on the income statement. As of September 30, 2004, the estimated fair value of the open interest rate swap was a liability of $49,000.

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” pursuant to the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$3,940	$229	$11,349	$1,524
Stock-based compensation:
Add expense included in reported results, net of tax	—	90	177	191
Deduct fair value based method, net of tax	(247)	(157)	(917)	(391)

Pro forma net income	$3,693	$162	$10,609	$1,324

Earnings per common share:
Basic - as reported	$0.09	$0.01	$0.25	$0.04
Basic - pro forma	$0.08	$0.00	$0.24	$0.03
Diluted - as reported	$0.08	$0.01	$0.25	$0.03
Diluted - pro forma	$0.08	$0.00	$0.23	$0.03

Note 7 Subsequent Event

     During October 2004, the Company acquired interests in natural gas properties located in the Arkoma Basin of Oklahoma for approximately $13.5 million. The Company expects to allocate approximately $2 million of the purchase price to unevaluated acreage. The purchase was financed with borrowings under the Company’s bank credit facility, the borrowing base of which was increased from $25 million to $38 million (see Note 3).

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     PetroQuest Energy, Inc. is an independent oil and gas company engaged in the exploration, development, acquisition and operation of oil and gas properties onshore and offshore in the Gulf Coast Region, East Texas and the Arkoma Basin of Oklahoma. The Company and its predecessors have been active in the Gulf Coast Region since 1986, which gives the Company extensive geophysical, technical and operational expertise in this area.

     The Company’s business strategy is to increase production, cash flow and reserves through a balanced mix of exploration, development and acquisition activities. During 2003, the Company began a process of diversifying its primarily Gulf Coast Region asset base in order to increase its exposure to longer life reserves and production. Approximately 39% of the Company’s proved reserves at September 30, 2004 were located outside of the Gulf Coast Region and for the nine months ended September 30, 2004, 14% of the Company’s production was derived from properties located outside of the Gulf Coast. At September 30, 2004, the Company operated approximately 60% of its proved reserves and production for the first nine months of 2004 was 36% oil and 64% natural gas.

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

     The costs associated with unevaluated properties are not initially included in the amortization base and primarily relate to ongoing exploration activities, unevaluated leasehold acreage and delay rentals, seismic data and capitalized interest. These costs are either transferred to the amortization base with the costs of drilling the related well or are assessed quarterly for possible impairment or reduction in value.

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

     We capitalize certain internal costs that are directly identified with acquisition, exploration and development activities. The capitalized internal costs include salaries, employee benefits, costs of consulting services and other related expenses and do not include costs related to production, general corporate overhead or similar activities. We also capitalize a portion of the interest costs incurred on our debt. Capitalized interest is calculated using the amount of our unevaluated property and our effective borrowing rate.

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

Derivative Instruments

     The estimated fair values of our commodity derivative instruments are recorded in the consolidated balance sheet. At inception, all of our commodity derivative instruments represent hedges of the price of future oil and gas production. The changes in fair value of those derivative instruments that qualify for hedge accounting treatment due to being highly effective are recorded to Other Comprehensive Income until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the expected event does not occur, changes in the fair value of the derivative are recorded on the income statement.

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

Results of Operations

     The following table (unaudited) sets forth certain operating information with respect to our oil and gas operations for the periods noted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Production:
Oil (Bbls)	218,906	166,385	643,437	584,249
Gas (Mcf)	2,481,218	1,031,679	6,803,269	3,483,927
Total Production (Mcfe)	3,794,654	2,029,989	10,663,891	6,989,421
Sales:
Total oil sales	$8,013,842	$4,552,094	$22,324,568	$16,801,189
Total gas sales	14,502,074	5,247,711	39,759,829	18,212,501
Average sales prices:
Oil (per Bbl)	$36.61	$27.36	$34.70	$28.76
Gas (per Mcf)	5.84	5.09	5.84	5.23
Per Mcfe	5.93	4.83	5.82	5.01

The above sales and average sales prices include reductions to revenue related to gas hedge settlements of $119,000 and $171,000 and oil hedge settlements of $1,295,000 and $412,000 for the three months ended September 30, 2004 and 2003, respectively. The above sales and average sales prices include reductions to revenue from gas hedge settlements of $486,000 and $2,440,000 and oil hedge settlements of $2,468,000 and $1,423,000 for the nine months ended September 30, 2004 and 2003, respectively.

Net income totaled $3,940,000 and $229,000 for the quarters ended September 30, 2004 and 2003, respectively. Net income totaled $11,349,000 and $1,524,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in net income was primarily attributable to the following:

Production. Oil production in 2004 increased 32% and 10% from the quarter and nine months ended September 30, 2003, respectively. Natural gas production in 2004 increased 141% and 95% over the quarter and nine months ended September 30, 2003, respectively. On a Mcfe basis, production for the quarter and nine months ended September 30, 2004 increased 87% and 53% over the 2003 periods, respectively. The increase in production as compared to 2003 was the result of our current year drilling success and our acquisition of producing properties in the Southeast Carthage Field in December 2003.

Prices. Average oil prices per Bbl for the quarter and nine months ended September 30, 2004 were $36.61 and $34.70, as compared to $27.36 and $28.76, respectively, for the same periods in 2003. Average gas prices per Mcf were $5.84 for both the quarter and nine months ended September 30, 2004, as compared to $5.09 and $5.23, respectively, for the same periods in 2003. Stated on a Mcfe basis, unit prices received during the quarter and nine months ended September 30, 2004 were 23% and 16% higher, respectively, than the prices received during the comparable 2003 periods.

Revenue. Oil and gas sales during the quarter and nine months ended September 30, 2004 increased 130% to $22,516,000 and 77% to $62,084,000 as compared to sales of $9,800,000 and $35,014,000, respectively, for the 2003 periods. Higher production volumes and commodity prices generated the increased revenue during the 2004 periods.

Expenses. Lease operating expenses for the quarter and nine months ended September 30, 2004 increased to $4,087,000 and $9,593,000 as compared to $2,235,000 and $7,501,000, respectively, for the same periods in 2003. On a Mcfe basis, lease operating expenses for the three and nine month periods of 2004 totaled $1.08 and $0.90 as compared to $1.10 and $1.07, respectively, for the same periods during 2003. The per unit decreases are primarily due to the increased production from new fields with lower operating expenses and a higher percentage of gas production in the current year.

General and administrative expenses during the third quarter and nine months ended September 30, 2004 totaled $1,589,000 and $4,716,000 as compared to expenses of $1,171,000 and $3,519,000, respectively, during the 2003 periods. The increases are primarily due to increased salaries, bonus accrual and compensation expense attributable to stock issued as long-term incentive compensation. The Company capitalized $1,210,000 and $3,449,000 of general and administrative costs during the quarter and nine months ended September 30, 2004 as compared to $974,000 and $2,869,000, respectively, in the 2003 periods.

Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the third quarter of 2004 totaled $2.52 per Mcfe as compared to $3.00 per Mcfe for the same period in 2003. The DD&A rate on oil and gas properties for the nine months ended September 30, 2004 was $2.48 per Mcfe compared to $2.89 per Mcfe for the respective 2003 period. The decrease from 2003 is due primarily to the acquisition of the Southeast Carthage Field during December 2003 at a lower per unit cost than our historical depletion rate and our drilling success during the current year.

Interest expense, net of amounts capitalized on unevaluated prospects, totaled $622,000 and $1,968,000, respectively, during the quarter and nine months ended September 30, 2004 as compared to $30,000 and $283,000 during the respective 2003 periods. The increase in interest costs is primarily due to borrowings made in December 2003 to fund the acquisition of properties in the Carthage Field. We capitalized $235,000 and $111,000 of interest during the quarters ended September 30, 2004 and 2003, respectively. We capitalized $619,000 and $343,000 of interest during the nine months ended September 30, 2004 and 2003, respectively.

Derivative expense (benefit) during the quarter and nine months ended September 30, 2004 totaled $2,000 as compared to ($586,000) and $1,163,000 during the comparable 2003 periods. These fluctuations are primarily due to the expiration of one of our interest rate swaps that was recorded as derivative expense. In addition, during 2003 we had one gas derivative marked-to-market on the income statement because the derivative was deemed ineffective.

Income tax expense of $2,121,000 and $6,094,000 was recognized during the quarter and nine months ended September 30, 2004, respectively, as compared to expense of $123,000 and $364,000 during the same periods of 2003. The change is a result of fluctuations in the operating profit during the current year. We provide for income taxes at a statutory rate of 35%.

Liquidity and Capital Resources

We have financed our exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of common stock and sales of properties.

Source of Capital: Operations

Net cash flow from operating activities increased from $17,382,000 during the nine months ended September 30, 2003 to $49,472,000 for the same period in 2004. This increase resulted primarily from the increased production and realized commodity prices during the current year. Our working capital deficit at September 30, 2004 totaled ($25,577,000) versus a deficit of ($15,299,000) at December 31, 2003. The increased working capital deficit is the result of increased capital expenditures during 2004 and the corresponding timing of accounts payable related to exploration and development costs, as well as the increase in our hedging liability, which is the result of the increase in estimated future commodity prices. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facilities when measuring liquidity.

Source of Capital: Debt

We entered into a bank credit facility on May 14, 2003. Pursuant to the credit facility agreement, PetroQuest and our subsidiary PetroQuest Energy, L.L.C. (the “Borrower”) have a $75 million revolving credit facility that permits us to borrow amounts from time to time based on the available borrowing base as determined in the bank credit facility. The bank credit facility is secured by a mortgage on substantially all of the Borrower’s oil and gas properties, a pledge of the membership interest of the Borrower and PetroQuest’s corporate guarantee of the indebtedness of the Borrower. The borrowing base under the bank credit facility is based upon the valuation as of April 1 and October 1 of each year of the Borrower’s mortgaged properties, projected oil and gas prices, and any other factors deemed relevant by the lenders. We, or the lenders, may request additional borrowing base re-

determinations. As of September 30, 2004, the borrowing base under the bank credit facility was $25 million and was subject to monthly reductions of $1.5 million commencing November 1, 2004.

At September 30, 2004, we had $9 million of borrowings and no letters of credit issued pursuant to the bank credit facility. During October 2004, the Company and the lenders amended the bank credit facility agreement increasing the borrowing base to $38 million and delaying the $1.5 million per month reduction in borrowing base capacity from November to December 2004. The borrowing base reduction increases to $2 million per month for the months of February, March and April 2005. In addition, during October 2004 the Company acquired interests in natural gas properties in Oklahoma for approximately $13.5 million. This acquisition was financed with proceeds from the recently increased borrowing base. The bank will determine future monthly reductions in connection with each borrowing base re-determination.

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

We are subject to certain restrictive financial and non-financial covenants under the bank credit facility including a minimum current ratio of 1.0 to 1.0, all as defined in the credit facility agreement. The bank credit facility also requires the Borrower to establish and maintain commodity hedges covering at least 50% of its proved developed producing reserves on a rolling twelve-month basis. As of September 30, 2004, we were in compliance with all of the covenants in the bank credit facility. The bank credit facility matures on May 14, 2006.

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

As of September 30, 2004, we had $12 million borrowed under the sub-debt facility, which was primarily used to fund our acquisition of properties in the Southeast Carthage Field. The sub-debt facility contains certain restrictive financial and non-financial covenants, including a minimum current ratio of 1.0 to 1.0, a total debt threshold of $45 million and a cumulative minimum production and net operating cash flow threshold, all as defined in the sub-debt facility. During October 2004, the Company amended the sub-debt facility increasing the debt threshold covenant from $45 million to $60 million. The sub-debt facility also requires us to establish and maintain commodity hedges covering at least 65% of our proved developed producing reserves through November 2006. As of September 30, 2004, we were in compliance with all of the covenants in the sub-debt facility.

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

Use of Capital: Exploration and Development

Our exploration and development budget for 2004 will require significant capital. Our 2004 capital budget, excluding acquisitions, is approximately $60 million of which $41 million had been incurred by September 30, 2004. Acquisition costs during the first nine months of 2004 totaled approximately $4 million. Our capital budget has increased during 2004 as a result of higher production levels and commodity prices, which has increased our cash flow from operations from our original estimates.

We have recently completed the drilling of our Chianti and Shiraz prospects and six wells in our Oklahoma area, and are drilling our Jambalaya prospect and wells in our Oklahoma area and Southeast Carthage Field. In addition, during October 2004, we acquired additional interests in natural gas properties in Oklahoma for $13.5 million.

Our management believes that cash flows from operations and available bank borrowings will be sufficient to fund the remainder of our planned 2004 exploration and development activities. In the future, our exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, sales of properties, or joint venture arrangements with industry partners. We cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the remaining three months of 2004, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $2 million impact on our revenues.

In a typical hedge transaction, we will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparts this difference multiplied by the quantity hedged. We are required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether we have sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require us to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent us from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. As of September 30, 2004, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
Fourth Quarter 2004	Costless Collar	13,700 Mmbtu	$4.41 - 7.56
2005	Swap	750 Mmbtu	$4.55
First Quarter 2005	Costless Collar	11,000 Mmbtu	$4.50 - 7.99
Second Quarter 2005	Costless Collar	8,000 Mmbtu	$4.50 - 6.67
Third Quarter 2005	Costless Collar	5,500 Mmbtu	$4.50 - 7.28
Fourth Quarter 2005	Costless Collar	4,500 Mmbtu	$4.50 - 7.40
2006	Swap	1,500 Mmbtu	$4.53
January - June 2006	Costless Collar	2,500 Mmbtu	$4.50 - 9.27
Crude Oil:
October - December 2004	Costless Collar	1,100 Bbls	$26.14 - 31.20
First Quarter 2005	Costless Collar	1,000 Bbls	$26.50 - 42.85
Second Quarter 2005	Costless Collar	750 Bbls	$25.33 - 35.03
July - December 2005	Costless Collar	500 Bbls	$23.00 - 26.20
2006	Costless Collar	200 Bbls	$23.00 - 26.40

At September 30, 2004, the Company recognized a liability of $10,405,000 related to these derivative instruments.

We currently have an interest rate swap covering $5 million of our floating rate debt. The swap, which expires in November 2004, has a fixed interest rate of 5.665%. The swap is stated at its estimated fair value and is marked-to-market through derivative expense in our income statement. As of September 30, 2004, the estimated fair value of the open interest rate swap was a liability of $49,000.

The Company also evaluated the potential effect that near term changes may have on the Company’s credit facilities. Debt outstanding under the credit facilities is subject to a floating interest rate and represents 100% of the Company’s total debt as of September 30, 2004. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of September 30, 2004 and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remaining three months of 2004 is approximately $38,000.

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

Part II

Item 1. LEGAL PROCEEDINGS

          NONE.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

PETROQUEST ENERGY, INC.
Date: October 29, 2004	By:	/s/ Michael O. Aldridge
Michael O. Aldridge
Senior Vice President, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

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