Form 10-Q
period 2006-03-31
PETROQUEST ENERGY INC
filed 2006-05-04
CIK 872248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

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
Yes ☑                      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
     As of May 1, 2006, there were 47,393,391 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,993	$6,703
Revenue receivable	27,880	22,492
Joint interest billing receivable	18,627	17,567
Other current assets	10,030	3,441

Total current assets	58,530	50,203

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	574,373	523,212
Unevaluated oil and gas properties	40,723	52,745
Accumulated depreciation, depletion and amortization	(228,896)	(210,774)

Oil and gas properties, net	386,200	365,183
Gas gathering assets	16,304	10,861
Accumulated depreciation and amortization of gas gathering assets	(1,570)	(1,055)

Total property and equipment	400,934	374,989

Other assets, net of accumulated depreciation and amortization of $10,668 and $10,353, respectively	6,256	6,278

Total assets	$465,720	$431,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$46,099	$41,462
Advances from co-owners	2,399	5,874
Oil and gas revenue payable	10,075	8,090
Hedging liability	3,815	15,987
Accrued interest on 10 3/8% senior notes	5,836	1,945
Other accrued liabilities	6,990	8,597

Total current liabilities	75,214	81,955

Bank debt	25,000	10,000
10 3/8% senior notes	148,387	148,340
Asset retirement obligation	19,884	19,257
Deferred income taxes	36,175	27,139
Other liabilities	247	242
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 75,000 shares; issued and outstanding 47,329 and 47,325 shares, respectively	47	47
Paid-in capital	117,514	117,441
Accumulated other comprehensive loss	(390)	(7,444)
Retained earnings	43,642	34,493

Total stockholders’ equity	160,813	144,537

Total liabilities and stockholders’ equity	$465,720	$431,470

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Income
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Oil and gas sales	$47,016	$21,672
Gas gathering revenue and other income	1,342	71

	48,358	21,743

Expenses:
Lease operating expenses	6,951	3,882
Production taxes	1,570	374
Depreciation, depletion and amortization	18,719	8,195
Gas gathering costs	717	—
General and administrative	2,155	1,689
Accretion of asset retirement obligation	370	200
Interest expense	3,372	962

	33,854	15,302

Income from operations	14,504	6,441

Income tax expense	5,355	2,254

Net income	$9,149	$4,187

Earnings per common share:

Basic	$0.19	$0.09

Diluted	$0.19	$0.09

Weighted average number of common shares:
Basic	47,326	45,338

Diluted	48,718	47,475

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$9,149	$4,187
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	5,355	2,254
Depreciation, depletion and amortization	18,719	8,195
Accretion of asset retirement obligation	370	200
Amortization of debt issuance costs	233	463
Amortization of bond discount	47	—
Stock based compensation expense	60	—
Compensation expense	—	213
Changes in working capital accounts:
Accounts receivable	(5,388)	(2,054)
Joint interest billing receivable	(1,060)	(6,053)
Accounts payable and accrued liabilities	12,824	(584)
Advances from co-owners	(3,475)	5,243
Other assets and liabilities	(6,860)	(625)

Net cash provided by operating activities	29,974	11,439

Cash flows from investing activities:
Investment in oil and gas properties	(46,086)	(23,673)
Investment in gas gathering assets	(3,596)	—

Net cash used in investing activities	(49,682)	(23,673)

Cash flows from financing activities:
Proceeds from exercise of options	13	127
Deferred financing costs	(15)	(83)
Proceeds from bank borrowings	15,000	12,500

Net cash provided by financing activities	14,998	12,544

Net (decrease) increase in cash and cash equivalents	(4,710)	310

Cash and cash equivalents, beginning of period	6,703	1,529

Cash and cash equivalents, end of period	$1,993	$1,839

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$161	$679

Income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 Basis of Presentation
     The consolidated financial information for the three month periods ended March 31, 2006 and 2005, respectively, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2006 and for all reported periods. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
     The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to “PetroQuest” or the “Company” refer to PetroQuest Energy, Inc. (Delaware) and its wholly-owned consolidated subsidiaries, PetroQuest Energy, L.L.C. (a single member Louisiana limited liability company), PetroQuest Oil & Gas, L.L.C. (a single member Louisiana limited liability company), TDC Energy LLC (a single member Louisiana limited liability company) and Pittrans, Inc. (an Oklahoma corporation).
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

	Quarter Ended March 31,
	2006	2005
Basic shares outstanding	47,326	45,338
Effect of stock options	1,392	1,332
Effect of warrants	—	805

Diluted shares outstanding	48,718	47,475

     In addition to the stock options included in the reconciliation above, options to purchase 10,000 and 90,000 shares of common stock were outstanding during the three month periods ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares during the periods. The anti-dilutive options’ exercise price was $9.99 during the first quarter of 2006 and between $6.64 — $7.65 during the first quarter of 2005. The anti-dilutive options in the first quarter of 2006 expire in 2016 and the anti-dilutive options during the 2005 quarter expire during 2011-2015.
Note 3 Long-Term Debt
     On May 11, 2005, the Company and PetroQuest Energy, L.L.C. issued $125 million in principal amount of 10 3/8% Senior Notes due 2012 at 98.783% of their face value. On June 17, 2005, an additional $25 million in principal amount of 10 3/8% Senior Notes due 2012 were issued at 99% of their face value. These issuances are collectively referred to herein as the “Notes.” The Notes are guaranteed by the significant subsidiaries of the Company and PetroQuest Energy, L.L.C. The aggregate assets and revenues of subsidiaries not guaranteeing the

Notes constituted less than 3% of the Company’s consolidated assets and revenues at and for the three months ended March 31, 2006.
     The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At March 31, 2006, $5.8 million had been accrued in connection with the May 15, 2006 interest payment and the Company was in compliance with all of the covenants under the Notes.
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
     The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of the Company’s oil and gas properties. PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves. The borrowing base under the credit facility is based upon the valuation as of January 1 and July 1 of each year of the mortgaged oil and gas properties and any other credit factors deemed relevant by the lenders. The borrowing base is currently $60 million, with no reductions scheduled to occur prior to the next borrowing base redermination on October 1, 2006. The Company or the lenders may request additional borrowing base re-determinations. As of March 31, 2006, there were $25 million of borrowings outstanding under the credit facility and the Company was in compliance with all of the covenants therein.
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

     The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

Quarter Ended
March 31, 2006
Asset retirement obligation at beginning of year	$21,607
Liabilities incurred during 2006	256
Liabilities settled during 2006	—
Accretion expense	370
Revisions in estimated cash flows	1

Asset retirement obligation at end of period	22,234
Less: current portion of asset retirement obligation	(2,350)

Long-term asset retirement obligation	$19,884

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
     SFAS 123(R) permits adoption using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date using the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS 123 for all unvested awards at the effective date related to awards granted prior to the effective date. An alternate method, the “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to retroactively adjust, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures (see Note 7), either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     The Company adopted the standard using the modified prospective method. The Company continues to compute the fair value of its stock options using the Black-Scholes option-pricing model assuming a stock option forfeiture rate, based on historical activity, of 8.4%, an expected term of six years, using the short-cut method provided for in SAB No. 107 and expected volatility computed using its historical stock price fluctuations on a weekly basis for a period of time equal to the expected term of the option. Periodically the Company adjusts compensation expense based on the difference between actual and estimated forfeitures. The Company previously accounted for its stock-based compensation plans under the principles prescribed by APB Opinion No. 25. Accordingly, no stock option compensation cost is reflected in net income prior to January 1, 2006, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 7 for disclosure of stock based compensation cost prior to January 1, 2006 reflected on a pro forma basis.
     During the quarter ended March 31, 2006, the Company recognized $60,000 of share based compensation expense using the accelerated expense attribution method. This non-cash expense is reflected as a component of the Company’s general and administrative expense for the quarter ended March 31, 2006. At March 31, 2006, the Company had $231,000 of unrecognized compensation expense related to granted, but unvested stock options. This expense will be recognized over a weighted average period of 1.75 years from March 31, 2006.
     SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reflected as a financing cash flow, rather than as an operating cash flow as was previously required. The Company did not recognize any excess tax deductions during any periods presented in connection with the exercise of stock options.

Note 6 Equity
Other Comprehensive Income and Derivative Instruments
     The following table presents the Company’s comprehensive income for the three month periods ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income	$9,149	$4,187
Change in fair value of effective derivative instruments, accounted for as hedges, net of taxes	7,054	(3,090)

Comprehensive income	$16,203	$1,097

     For the three months ended March 31, 2006 and 2005, the effect of derivative instruments is net of deferred income tax (expense) benefit of ($3,681,000) and $1,664,000, respectively.
     The Company accounts for derivatives in accordance with SFAS 133, as amended. When the conditions specified in SFAS 133 are met, the Company may designate these derivatives as hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded as other comprehensive income until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the expected event does not occur, or the hedge does not qualify for hedge accounting treatment, changes in the fair value of the derivative are recorded on the income statement as derivative expense. At March 31, 2006, our derivative instruments were considered effective cash flow hedges.
     Oil and gas sales include (reductions) additions related to the settlement of gas hedges of $1,039,000 and ($265,000) and oil hedges of ($677,000) and ($1,079,000) for the three months ended March 31, 2006 and 2005, respectively.
     As of March 31, 2006, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2006	Swap	5,500 Mmbtu	$4.33
Second Quarter 2006	Costless Collar	14,500 Mmbtu	$7.95 - 12.41
Third Quarter 2006	Costless Collar	11,000 Mmbtu	$8.55 - 13.14
Fourth Quarter 2006	Costless Collar	9,000 Mmbtu	$8.22 - 13.29

Crude Oil:
April — December 2006	Costless Collar	200 Bbls	$23.00 - 26.40
Second Quarter 2006	Costless Collar	750 Bbls	$65.00 - 74.30
Third Quarter 2006	Costless Collar	500 Bbls	$65.00 - 75.35
Fourth Quarter 2006	Costless Collar	300 Bbls	$65.00 - 75.65
     At March 31, 2006, the Company recognized a liability of $3.8 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of March 31, 2006, the Company would realize $2.4 million of such liability, net of taxes, as a reduction of oil and gas sales during the next 12 months. These losses are expected to be reclassified as the oil and gas volumes underlying the derivative contracts are produced and sold.
Note 7 Stock Based Compensation
     During the first quarter of 2006, the Company adopted SFAS 123R “Share Based Payment” using the modified prospective method. Accordingly, beginning January 1, 2006, the cost of stock based compensation is reflected on the Company’s income statement as a component of general and administrative expense (see Note 5).

The Company previously accounted for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees.”
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” pursuant to the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except per share data):

Three Months Ended
March 31, 2005
Net income	$4,187
Stock-based compensation:
Add expense included in reported results, net of tax	22
Deduct fair value based method, net of tax	(152)

Pro forma net income	$4,057

Earnings per common share:
Basic — as reported	$0.09
Basic — pro forma	$0.09
Diluted — as reported	$0.09
Diluted — pro forma	$0.09
Note 8 Subsequent Events
     As part of the Company’s ongoing portfolio diversification efforts, in April 2006 it engaged Randall & Dewey to assist in the possible sale of certain Gulf of Mexico properties. After evaluating its Gulf of Mexico assets, the Company decided to explore opportunities to monetize certain properties with the intention of reinvesting the capital into properties with greater long-term potential.

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
     In particular, in 2003 we acquired properties in the Southeast Carthage Field in East Texas with 29 Bcfe of proved reserves. In 2004, we entered the Arkoma Basin in Oklahoma by building an acreage position, drilling wells and acquiring 10.5 Bcfe of proved reserves. During 2005, we increased our presence in Oklahoma through multiple acquisition transactions and an expanded drilling program consisting of 58 gross wells drilled. In the Carthage Field we successfully drilled an additional 15 wells during 2005, growing field production from 2004 by over 50%. In total, we drilled 75 wells in longer life basins during 2005, which represented 87% of the total wells we drilled during 2005. Through these focused diversification efforts, approximately 50% of our proved reserves were located in longer life basins at December 31, 2005, as compared to 45% and 35% at December 31, 2004 and 2003, respectively. In terms of production diversification, during the first quarter of 2006, 32% of our production was derived from longer life basins versus 30% during 2005, 16% during 2004 and virtually none in 2003.
     We seek to grow proved reserves, production, cash flow and earnings at low finding and development costs through a mix of lower risk development and exploitation activities, higher risk and higher impact exploration activities and acquisitions. We were successful in 2005 in achieving company records for proved reserves, production, cash flow from operating activities and net income. During 2005, we increased these operational and financial metrics by 29%, 13%, 4% and 31%, respectively, from 2004 levels. Our record results were achieved by our ability to capitalize on another year of strong commodity prices which enabled us to substantially increase our capital expenditures. During 2005, we invested approximately $196 million, a 128% increase from 2004, into our exploration, development and acquisition activities. These investments yielded a 91% success rate on a company record 86 wells drilled and the consummation of several strategic acquisitions.
Recent Events
     During January 2006, we completed the restoration of production at our Main Pass 74 field, which had been shut-in since September 2004 due to damage from Hurricane Ivan. Main Pass 74 accounted for approximately 18% of our first quarter 2006 revenue and production. With this restored production and revenue and the continued positive impact of our 2005 expanded drilling and acquisition investments, we increased production, cash flow from operating activities and net income by 36%, 205% and 10%, respectively, from fourth quarter 2005 levels. When compared to the first quarter of 2005, these respective metrics increased by 74%, 162% and 119% during the first quarter of 2006.
     As part of our ongoing portfolio diversification efforts, in April 2006 we engaged Randall & Dewey to assist us in the possible sale of certain Gulf of Mexico properties. After evaluating our Gulf of Mexico assets, we decided to explore opportunities to monetize certain properties with the intention of reinvesting the capital into properties with greater long-term potential.

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
     Our hedges are specifically referenced to the NYMEX index prices we receive for our designated production. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX index prices and the posted prices we receive from the designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At March 31, 2006, our derivative instruments were considered effective cash flow hedges.
     Estimating the fair value of hedging derivatives requires complex calculations incorporating estimates of future prices, discount rates and price movements. As a result, we obtain the fair value of our commodity derivatives from the counterparties to those contracts. Because the counterparties are market makers, they are able to provide us with a market value by providing us with a price at which they would be willing to settle such contracts as of the given date.
New Accounting Standards
     In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), “Share Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. The effective date for adoption is the first fiscal year beginning on or after June 15, 2005. Accordingly, we adopted the standard during the first quarter of 2006.
     SFAS 123(R) permits adoption using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date using the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS 123 for all unvested awards at the effective date related to awards granted prior to the effective date. An alternate method, the “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to retroactively adjust, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     We adopted the standard using the modified prospective method. We continue to compute the fair value of stock options using the Black-Scholes option-pricing model assuming a stock option forfeiture rate, based on historical activity, of 8.4%, an expected term of six years, using the short-cut method provided for in SAB No. 107 and expected volatility computed using historical stock price fluctuations on a weekly basis for a period of time equal to the expected term of the option. Periodically we adjust compensation expense based on the difference between actual and estimated forfeitures. We previously accounted for our stock-based compensation plans under the principles prescribed by APB Opinion No. 25. Accordingly, no stock option compensation cost is reflected in net income prior to January 1, 2006, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 7 for disclosure of stock based compensation cost prior to January 1, 2006 reflected on a pro forma basis.
     During the quarter ended March 31, 2006, we recognized $60,000 of share based compensation expense using the accelerated expense attribution method. This non-cash expense is reflected as a component of our general and administrative expense for the quarter ended March 31, 2006. At March 31, 2006, we had $231,000 of unrecognized compensation expense related to granted, but unvested stock options. This expense will be recognized over a weighted average period of 1.75 years from March 31, 2006.
     SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reflected as a financing cash flow, rather than as an operating cash flow as was previously required. We did not recognize any excess tax deductions during any periods presented in connection with the exercise of stock options.
Results of Operations
     The following table (unaudited) sets forth certain operating information with respect to our oil and gas operations for the periods noted. These historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended
	March 31,
	2006	2005
Production:
Oil (Bbls)	154,974	181,399
Gas (Mcf)	4,876,963	2,249,113
Total Production (Mcfe)	5,806,807	3,337,507

Sales:
Total oil sales	$8,765,568	$7,872,569
Total gas sales	38,250,353	13,798,937

Total oil and gas sales	47,015,921	21,671,506

Average sales prices:
Oil (per Bbl)	$56.56	$43.40
Gas (per Mcf)	7.84	6.14
Per Mcfe	8.10	6.49
The above sales and average sales prices include (reductions) additions to revenue related to the settlement of gas hedges of $1,039,000 and ($265,000) and the settlement of oil hedges of ($677,000) and ($1,079,000) for the three months ended March 31, 2006 and 2005, respectively.
Net income totaled $9,149,000 and $4,187,000 for the quarters ended March 31, 2006 and 2005, respectively. The increase in net income during the 2006 period was primarily attributable to the following:

Production. Oil production during the first quarter of 2006 decreased 15% from the quarter ended March 31, 2005, while natural gas production during the first quarter of 2006 increased 117% from the comparable 2005 period. In total, production during the first quarter of 2006 was 74% higher than the comparable quarter of 2005. During the first quarter of 2006, 84% of our total production was natural gas as compared to 67% during the 2005 period. This shift towards natural gas is the result of our expanded operations in Texas and Oklahoma where our production is primarily natural gas.
The increase in production as compared to the first quarter of 2005 was the result of the restoration of production at our Main Pass 74 Field in January 2006, the impact of several acquisitions of producing properties made during 2005 and production attributable to the 91% drilling success rate we achieved during 2005. Production from Main Pass 74 accounted for approximately 18% of our total production for the first quarter of 2006.
We expect to drill approximately 130 gross wells during 2006, a 51% increase from 2005. We expect that our 2006 expanded drilling program, along with wells that have been successfully drilled and are awaiting connections to sales lines, will provide additional production growth during 2006.
Prices. Average realized oil prices per barrel for the first quarter of 2006 and 2005 were $56.56 and $43.40, respectively. Average realized gas prices per Mcf were $7.84 and $6.14 for the quarters ended March, 31, 2006 and 2005, respectively. Stated on an Mcfe basis, unit prices received during the quarter ended March 31, 2006 were 25% higher than the prices received during the comparable 2005 period.
Revenue. Oil and gas sales during the first quarter of 2006 increased 117% to $47,016,000 as compared to oil and gas revenues of $21,672,000 for the 2005 period. Higher commodity prices and production volumes generated the increased revenue during the 2006 period.
During the first quarter of 2006, gas gathering revenue and other income totaled $1,342,000 as compared to $71,000 during the 2005 period. The increase in 2006 is primarily due to income generated by our gas gathering assets, which were acquired in connection with certain purchases of oil and gas properties subsequent to March 31, 2005.
Expenses. Lease operating expenses for the first quarter of 2006 increased 79% to $6,951,000 as compared to $3,882,000 for the 2005 quarter. On an Mcfe basis, lease operating expenses for the three month period of 2006 totaled $1.20 as compared to $1.16 for the 2005 period. Operating costs during the first quarter of 2006 were higher due to a significant increase in the number of producing wells in which we participate, which is the result of 2005 acquisitions and our expanded drilling program. In addition, operating costs were higher in the current period because of the increased cost of oil field related services prevalent throughout the industry, such as labor, transportation, insurance and materials. We expect this trend in increased operating expenses to continue throughout 2006.
At March 31, 2006, we had a $4.4 million receivable representing our estimate of costs incurred to repair hurricane related damages through March 31, 2006 that we believe qualifies for insurance reimbursement. We estimate that our insurance claim related to hurricane damages attributable to our interests will ultimately total approximately $5 million, based on actual costs incurred and our estimates of remaining repairs.
Production taxes during the first quarter of 2006 totaled $1,570,000 as compared to $374,000 during the 2005 period. Production taxes in Texas and Oklahoma are predominately value based and therefore fluctuate in relation to commodity prices. The increase in 2006 production taxes is primarily due to higher commodity prices coupled with significantly increased production from our Oklahoma and onshore Texas properties.
Gas gathering costs during the first quarter of 2006 totaled $717,000. There were no gathering costs during the corresponding quarter of 2005 as the gathering systems were acquired in connection with certain purchases of oil and gas properties subsequent to March 31, 2005.
General and administrative expenses during the first quarter of 2006 totaled $2,155,000 as compared to expenses of $1,689,000 during the 2005 period. The 28% increase in general and administrative costs during the 2006 quarter is primarily due to the 31% increase in our staffing level during 2005 to accommodate our increased operational activity. Also included in first quarter 2006 general and administrative expenses was $60,000 attributable to stock based compensation recognized in connection with the adoption of SFAS 123R on January 1, 2006. The Company capitalized $1,461,000 and $1,100,000 of general and administrative costs during the quarters ended March 31, 2006 and 2005, respectively.

Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the first quarter of 2006 totaled $18,122,000 or $3.12 per Mcfe as compared to $8,092,000 or $2.42 per Mcfe for the same period in 2005. The increase in DD&A expense per Mcfe is primarily due to increased costs to drill for, develop and acquire oil and gas reserves. In addition, during the first quarter of 2006 we drilled two wells in the Gulf Coast Basin that were not commercially productive, the result of which added costs to our depreciable base with no corresponding increase to reserves thereby negatively impacting our DD&A rate for the quarter. We expect the trend of increasing costs to drill for, develop and acquire oil and gas reserves to continue as a result of the increased demand for oil and gas properties, equipment and services caused by high commodity prices, relative to historical averages.
Interest expense, net of amounts capitalized on unevaluated prospects, totaled $3,372,000 and $962,000 during the quarters ended March 31, 2006 and 2005, respectively. The increase in interest expense is the result of the higher debt level and interest rate associated with the 10 3/8% Senior Notes issued during the second quarter of 2005. We capitalized $1,098,000 and $267,000 of interest during the quarters ended March 31, 2006 and 2005, respectively.
Income tax expense totaled $5,355,000 and $2,254,000 during the quarters ended March 31, 2006 and 2005, respectively. The increase is primarily the result of the increased operating profit during the 2006 period, as compared to the 2005 period. We provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, and state income taxes.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of common stock and debt securities and sales of properties.
Source of Capital: Operations
Net cash flow from operations increased from $11,439,000 in the first quarter of 2005 to $29,974,000 during the 2006 quarter.
At March 31, 2006, we had a working capital deficit of $16,684,000 versus a deficit of $31,752,000 at December 31, 2005. The increase in our current assets at March 31, 2006 was primarily due to an increase in our prepaid insurance as our policy period begins in March of each year. The decrease in current liabilities was primarily due to the decrease in the estimated fair value of our derivative instruments, a result of lower estimated future commodity prices and the expiration of several hedge contracts, offset in part by an increase in our accounts payable to vendors, which is a function of increased operational activity and the increase in accrued interest on the 10 3/8% Senior Notes. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity.
Source of Capital: Debt
On May 11, 2005, we issued $125 million in principal amount of 10 3/8% Senior Notes due 2012 at 98.783% of their face value. On June 17, 2005, we issued an additional $25 million in principal amount of 10 3/8% Senior Notes due 2012 at 99% of their face value.
After payment of expenses and the initial purchasers’ discounts, we received $144.4 million in net proceeds from the issuances of the Notes. The net proceeds were used to repay all outstanding borrowings under our credit facilities, to fund acquisitions and for general corporate purposes. The Notes are redeemable at our option beginning on May 15, 2009 at 105.188% of their principal amount and thereafter declining annually to 100% on and after May 15, 2011. In addition, before May 15, 2008, we may redeem up to 35% of the aggregate principal amount of the Notes issued with net proceeds from an equity offering at 110.375%. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At March 31, 2006, $5.8 million had been accrued in connection with the May 15, 2006 interest payment. At March 31, 2006, we were in compliance with all of the covenants under the Notes.
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
The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of our oil and gas properties. PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves. The borrowing base under the credit facility is based upon the valuation as of January 1 and July 1 of each year of our mortgaged oil and gas properties and any other credit factors deemed relevant by the lenders. The borrowing base is currently $60 million with no reductions scheduled to occur prior to the next borrowing base re-determination on October 1, 2006. We or the lenders may request additional borrowing base re-determinations. As of March 31, 2006, we had $25 million of borrowings outstanding under the credit facility and we were in compliance with all of the covenants therein.
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
Source of Capital: Issuance of Securities
We have an effective $200 million universal shelf registration statement relating to the potential public offer and sale by PetroQuest of any combination of debt securities, common stock, preferred stock, depositary shares, and warrants from time to time or when financing needs arise. The registration statement does not provide assurance that we will or could sell any such securities.
Use of Capital: Exploration and Development
Our exploration and development budget for 2006 will require significant capital. Our 2006 capital budget, excluding acquisitions, is $145 million to $160 million, of which approximately $39 million had been incurred through March 31, 2006.
Based upon our outlook on commodity prices and production, we believe that cash flows from operations and available bank borrowings will be sufficient to fund the remainder of our planned 2006 exploration and development activities. In the future, our exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, sales of properties, or joint venture arrangements with industry partners. We cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.
Use of Capital: Acquisitions
We do not budget for acquisitions; however, we are continually evaluating opportunities that fit our specific acquisition profile. We expect to fund future acquisitions primarily with cash flow from operations and borrowings under our bank credit facility, but may also issue additional equity or debt securities either directly or in connection with an acquisition. There can be no assurance that acquisition funds may be available on terms acceptable to us, if at all.
Source of Capital: Divestitures
We do not budget property divestitures; however, we are continually evaluating our property base to determine if there are assets in our portfolio that no longer meet our strategic objectives. From time to time we may divest certain non-strategic assets in order to provide capital to be reinvested in higher rate of return projects or in projects that have longer estimated lives. There can be no assurance that we will be able to sell any of our assets.
As part of our ongoing portfolio diversification efforts, in April 2006 we engaged Randall & Dewey to assist us in the possible sale of certain Gulf of Mexico properties. After evaluating our Gulf of Mexico assets, we decided to explore opportunities to monetize certain properties with the intention of reinvesting the capital into properties with greater long-term potential.
Disclosure Regarding Forward Looking Statements
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the Company’s estimate of the sufficiency of its existing capital sources, its ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions and in projecting future rates of production, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas business. In particular, careful consideration should be given to cautionary statements made in the various reports the Company has filed with the Securities and Exchange Commission. The Company undertakes no duty to update or revise these forward-looking statements.
When used in this Form 10-Q, the words, “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We experience market risks primarily in two areas: interest rates and commodity prices. Because our properties are located within the United States, we do not believe that our business operations are exposed to significant foreign currency exchange risks.
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the remainder of 2006, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $15 million impact on our revenues.
We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparts this difference multiplied by the quantity hedged. During the first quarter of 2006, we received from the counterparties to our derivative instruments approximately $362,000 in connection with net hedge settlements.
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
As of March 31, 2006, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2006	Swap	5,500 Mmbtu	$4.33
Second Quarter 2006	Costless Collar	14,500 Mmbtu	$7.95 - 12.41
Third Quarter 2006	Costless Collar	11,000 Mmbtu	$8.55 - 13.14
Fourth Quarter 2006	Costless Collar	9,000 Mmbtu	$8.22 - 13.29

Crude Oil:
April — December 2006	Costless Collar	200 Bbls	$23.00 - 26.40
Second Quarter 2006	Costless Collar	750 Bbls	$65.00 - 74.30
Third Quarter 2006	Costless Collar	500 Bbls	$65.00 - 75.35
Fourth Quarter 2006	Costless Collar	300 Bbls	$65.00 - 75.65
At March 31, 2006, we recognized a liability of $3.8 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of March 31, 2006, we would realize $2.4 million of such liability, net of taxes, as a reduction of oil and gas sales during the next 12 months. These losses are expected to be reclassified as the oil and gas volumes underlying the derivative contracts are produced and sold.
During April 2006, we entered into the following additional oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
May-June 2006	Swap	10,000 Mmbtu	$6.96
Third Quarter 2006	Costless Collar	10,000 Mmbtu	$7.00 - 8.10
Fourth Quarter 2006	Costless Collar	5,000 Mmbtu	$8.00 - 10.85
2007	Costless Collar	10,000 Mmbtu	$9.00 - 11.00

Crude Oil:
January-June 2007	Costless Collar	300 Bbls	$65.00 - 79.10
July-December 2007	Costless Collar	200 Bbls	$65.00 - 77.70
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents only 14% of our total debt as of March 31, 2006. As a result, the potential effect of rising interest rates during the remainder of 2006 on borrowings outstanding at March 31, 2006 is not expected to be material.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded:
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
Item 1A. RISK FACTORS
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
     There have been substantial insurance claims made by the oil and gas industry as a result of hurricane damages incurred during 2005 in the Gulf Coast Basin. In addition, we understand that insurance carriers are modifying or otherwise restricting insurance coverage or ceasing to provide certain types of insurance coverage relative to the Gulf Coast Basin. As a result, our insurance costs in 2006 have increased significantly and our insurance coverage is more limited than in prior years. We may not be able to maintain adequate insurance in the future at rates we consider reasonable, or we could experience losses that are not insured or that exceed the maximum limits under our insurance policies. If a significant event that is not fully insured or indemnified occurs, it could materially and adversely affect our financial condition and results of operations.
A substantial portion of our operations is exposed to the additional risk of tropical weather disturbances.
     A substantial portion of our production and reserves is located in Federal waters offshore, onshore South Louisiana and Texas. For example, production from our Main Pass 74 and Ship Shoal 72 fields, which are located offshore Louisiana, represented approximately 30% of our production during the first quarter of 2006. Operations in this area are subject to tropical weather disturbances. Some of these disturbances can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, Hurricanes Katrina and Rita impacted our South Louisiana and Texas operations in August and September of 2005, respectively, causing property damage to certain facilities, a substantial portion of which is expected to be covered by insurance. As a result, a portion of our oil and gas production was shut-in reducing our overall production volumes in the third and fourth quarters of 2005. In addition, production from our Main Pass 74 field, which represented approximately 11% of our 2004 production, was shut-in from September 2004 to January 2006 due to third party pipeline damage associated with Hurricane Ivan in September 2004. In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks.

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
     As of March 31, 2006, the aggregate amount of our outstanding indebtedness was $173.4 million, which could have important consequences for you, including the following:
•	it may be more difficult for us to satisfy our obligations with respect to our 10 3/8% senior notes due 2012, which we refer to as the our 10 3/8% notes, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the indenture governing our 10 3/8% notes and the agreements governing such other indebtedness;

•	the covenants contained in our debt agreements limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations;

•	we will need to use a substantial portion of our cash flows to pay principal and interest on our debt, approximately $15.6 million per year for interest on our 10 3/8% notes alone, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

•	the amount of our interest expense may increase because certain of our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•	we have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage;

•	we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general, especially declines in oil and natural gas prices; and

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
     We may incur debt from time to time under our bank credit facility. The borrowing base limitation under our bank credit facility is periodically redetermined and upon such redetermination, we could be forced to repay a portion of our bank debt. We may not have sufficient funds to make such repayments.
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
     Together with our subsidiaries, we may be able to incur substantially more debt in the future in connection with our acquisition, development, exploitation and exploration of oil and natural gas producing properties. Although the indenture governing our 10 3/8% notes contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. As of March 31, 2006, we had $25 million outstanding under our bank credit facility and our borrowing base was $60 million. To the extent we add new indebtedness to our current indebtedness levels, the risks described above could substantially increase.
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

PETROQUEST ENERGY, INC.

Date: May 4, 2006	/s/ Michael O. Aldridge

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