Form 10-Q
period 2006-06-30
PETROQUEST ENERGY INC
filed 2006-08-03
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

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

Large accelerated filer	Accelerated Filer X	Non-accelerated filer
                 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes          No ☑
                 As of August 1, 2006, there were 47,634,391 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,488	$6,703
Revenue receivable	20,870	22,492
Joint interest billing receivable	21,759	17,567
Hedging asset	901	—
Other current assets	7,939	3,441

Total current assets	59,957	50,203

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	616,537	523,212
Unevaluated oil and gas properties	46,480	52,745
Accumulated depreciation, depletion and amortization	(252,386)	(210,774)

Oil and gas properties, net	410,631	365,183
Gas gathering assets	17,926	10,861
Accumulated depreciation and amortization of gas gathering assets	(2,186)	(1,055)

Total property and equipment	426,371	374,989

Other assets, net of accumulated depreciation and amortization of $10,998 and $10,353, respectively	6,560	6,278

Total assets	$492,888	$431,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$47,911	$41,462
Advances from co-owners	10,029	5,874
Oil and gas revenue payable	8,264	8,090
Hedging liability	—	15,987
Other accrued liabilities	11,446	10,542

Total current liabilities	77,650	81,955

Bank debt	33,000	10,000
10 3/8% senior notes	148,436	148,340
Asset retirement obligation	18,650	19,257
Deferred income taxes	42,456	27,139
Other liabilities	253	242
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 75,000 shares; issued and outstanding 47,451 and 47,325 shares, respectively	47	47
Paid-in capital	118,878	117,441
Accumulated other comprehensive income (loss)	1,894	(7,444)
Retained earnings	51,624	34,493

Total stockholders’ equity	172,443	144,537

Total liabilities and stockholders’ equity	$492,888	$431,470

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Income
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Oil and gas sales	$49,868	$29,977	$96,884	$51,649
Gas gathering revenue and other income	1,628	302	2,970	373

	51,496	30,279	99,854	52,022

Expenses:
Lease operating expenses	8,827	4,965	15,778	8,847
Production taxes	1,212	762	2,782	1,136
Depreciation, depletion and amortization	20,352	11,859	39,071	20,054
Gas gathering costs	927	—	1,644	—
General and administrative	3,344	1,819	5,499	3,508
Accretion of asset retirement obligation	383	205	753	405
Interest expense	3,627	4,723	6,999	5,685

	38,672	24,333	72,526	39,635

Income from operations	12,824	5,946	27,328	12,387

Income tax expense	4,842	2,081	10,197	4,335

Net income	$7,982	$3,865	$17,131	$8,052

Earnings per common share:
Basic	$0.17	$0.08	$0.36	$0.17

Diluted	$0.16	$0.08	$0.35	$0.17

Weighted average number of common shares:
Basic	47,394	46,969	47,360	46,158

Diluted	48,900	48,205	48,809	47,840

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$17,131	$8,052
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	10,197	4,335
Depreciation, depletion and amortization	39,071	20,054
Accretion of asset retirement obligation	753	405
Amortization of debt issuance costs	467	841
Write-off of debt issuance costs	—	2,439
Amortization of bond discount	96	20
Stock based compensation expense	1,047	—
Compensation expense	—	213
Changes in working capital accounts:
Accounts receivable	1,622	(1,886)
Joint interest billing receivable	418	(1,652)
Accounts payable and accrued liabilities	5,515	(6,430)
Advances from co-owners	4,155	11,855
Other assets	(5,324)	(1,162)

Net cash provided by operating activities	75,148	37,084

Cash flows from investing activities:
Investment in oil and gas properties	(91,434)	(65,167)
Investment in gas gathering assets	(5,218)	(3,894)

Net cash used in investing activities	(96,652)	(69,061)

Cash flows from financing activities:
Proceeds from exercise of options	390	546
Deferred financing costs	(101)	(5,274)
Proceeds from issuance of 10 3/8% senior notes	—	148,229
Issuance of common stock, net of expenses	—	4,051
Repayment of bank borrowings	—	(73,000)
Proceeds from bank borrowings	23,000	34,500

Net cash provided by financing activities	23,289	109,052

Net increase in cash and cash equivalents	1,785	77,075

Cash and cash equivalents, beginning of period	6,703	1,529

Cash and cash equivalents, end of period	$8,488	$78,604

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,407	$1,561

Income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 Basis of Presentation
                 The consolidated financial information for the three and six month periods ended June 30, 2006 and 2005, respectively, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2006 and for all reported periods. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic shares outstanding	47,394	46,969	47,360	46,158
Effect of stock options	1,424	1,236	1,408	1,278
Effect of restricted stock	82	—	41	—
Effect of warrants	—	—	—	404

Diluted shares outstanding	48,900	48,205	48,809	47,840

                 In addition to the stock options included in the reconciliation above, options to purchase 40,000 and 25,000 shares of common stock were outstanding during the three- and six-month periods ended June 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares during the periods. These options’ exercise prices ranged between $11.75 and $12.21 during the second quarter of 2006 and between $9.99 and $12.21 during the six month period of 2006. All of the anti-dilutive options in the 2006 periods expire in 2016.
                 Options to purchase 90,000 shares of common stock were outstanding during the three- and six-month periods ended June 30, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares during the period. These options’ exercise prices ranged between $6.64 and $7.65, and expire in 2011-2015.

Note 3 Long-Term Debt
                 During 2005, the Company and PetroQuest Energy, L.L.C. issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”). The Notes are guaranteed by the significant subsidiaries of the Company and PetroQuest Energy, L.L.C. The aggregate assets and revenues of subsidiaries not guaranteeing the Notes constituted less than 3% of the Company’s consolidated assets and revenues at and for the three and six months ended June 30, 2006.
                 The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At June 30, 2006, $1.9 million had been accrued in connection with the November 15, 2006 interest payment and the Company was in compliance with all of the covenants under the Notes.
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
                 The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of the Company’s oil and gas properties. PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves. The borrowing base under the credit facility is based upon the valuation as of January 1 and July 1 of each year of the mortgaged oil and gas properties and any other credit factors deemed relevant by the lenders. The borrowing base is currently $67.5 million and the next scheduled borrowing base redermination will be on October 1, 2006. The Company or the lenders may request additional borrowing base re-determinations. As of June 30, 2006, there were $33 million of borrowings outstanding under the credit facility and the Company was in compliance with all of the covenants therein.
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

                 The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

Six Months Ended
June 30, 2006

Asset retirement obligation at beginning of year	$21,607
Liabilities incurred during 2006	675
Liabilities settled during 2006	(253)
Accretion expense	753
Revisions in estimated cash flows	(446)

Asset retirement obligation at end of period	22,336
Less: current portion of asset retirement obligation	(3,686)

Long-term asset retirement obligation	$18,650

Note 5 New Accounting Standards
                 In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123 (revised 2004), “Share Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the standard during the first quarter of 2006.
                 We elected to adopt SFAS 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date of January 1, 2006 using the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS 123 for all unvested awards at the effective date related to awards granted prior to the effective date.
                 During the second quarter and six months ended June 30, 2006, the Company recognized $987,000 and $1,047,000, respectively, of share based compensation expense. These non-cash expenses are reflected as a component of the Company’s general and administrative expense. The impact to net income of adopting SFAS 123(R) for the second quarter and six month periods of 2006 was $719,000, or approximately $0.02 per basic and diluted share, and $768,000, or approximately $0.02 per basic and diluted share, respectively.
                 At June 30, 2006, the Company had $12,813,000 of unrecognized compensation expense related to granted, but unvested restricted stock and stock options. This expense will be recognized over a weighted average period of 4.2 years from June 30, 2006.
                 The components of share based compensation expense for the periods ended June 30, 2006 were as follows:

	Second	Six
	Quarter	Months
Stock options	$340,000	$400,000
Restricted stock	647,000	647,000

Share based compensation	$987,000	$1,047,000

                 Stock Options
                 The Company computes the fair value of its stock options using the Black-Scholes option-pricing model assuming a stock option forfeiture rate based on historical activity, an expected term of six years, using the shortcut method prescribed in SAB 107 and expected volatility computed using historical stock price fluctuations on a weekly basis for a period of time equal to the expected term of the option. Stock options vest equally over a three-year period from the date of grant and the Company recognizes compensation expense using the accelerated expense attribution method over the vesting period. Periodically the Company adjusts compensation expense based on the difference between actual and estimated forfeitures.

                 The following table outlines the assumptions used in computing the fair value of stock options granted during the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Dividend yield	0%	0%
Expected volatility	61.3% — 62.8%	62.8% — 64.5%
Risk-free rate	4.5% — 5.1%	3.8% — 4.3%
Expected term	6 years	5 years
Forfeiture rate	8.4%	0%

Stock options granted (1)	566,030	130,000
Weighted avg. fair value per share	$6.64	$3.38
Fair value of grants (1)	$3,761,200	$439,600

(1)	Prior to applying estimated forfeiture rate
                 The following table details stock option activity during the six months ended June 30, 2006:

				Aggregate
	Number of	Wgtd. Avg.	Wgtd. Avg.	Intrinsic Value
	Options	Exercise Price	Remaining Life	(000’s)
Outstanding at beginning of year	2,311,564	$3.08
Granted	566,030	10.82
Expired/cancelled/forfeited	(7,342)	4.59
Exercised	(125,767)	3.15

Outstanding at end of period	2,744,485	4.67	7.1 yrs	$20,881

Options exercisable at end of period	1,926,548	$2.92	6.1 yrs	$18,024
Options expected to vest	749,227	$8.79	9.5 yrs	$2,617
                 Restricted Stock
                 The Company computes the fair value of its service based restricted stock using the closing price of the Company’s stock at the date of grant and assuming an 8.4% estimated forfeiture rate. Restricted stock vests over a five year period with one-fourth vesting on each of the first, second, third and fifth anniversaries of the date of the grant. No portion of the restricted stock vests on the fourth anniversary of the date of the grant. Compensation expense related to restricted stock is recognized over the vesting period using the accelerated expense attribution method. Periodically the Company adjusts compensation expense based on the difference between actual and estimated forfeitures.
                 During the six months ended June 30, 2006, the Company granted 1,033,761 shares of restricted stock with a pre-forfeiture fair value of $11.1 million. The fair value of restricted stock granted during 2006 was $10.75 per share. The restricted stock grants in May 2006 were the Company’s first use of this type of share based compensation. As a result, there were no shares of restricted stock vested during 2006.
                 SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reflected as a financing cash flow, rather than as an operating cash flow as was previously required. The Company did not recognize any excess tax deductions during any periods presented in connection with the exercise of stock options.
                 Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for its share based compensation plans under the principles prescribed by APB Opinion No. 25. Accordingly, no share based compensation cost is reflected in net income prior to January 1, 2006, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.
                 The following table illustrates the pro forma effect on net income and earnings per share for the periods presented prior to the adoption of SFAS 123R, if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” pursuant to the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (in thousands, except per share data):

	Period Ended June 30, 2005
	Three Months	Six Months
Net income	$3,865	$8,052
Stock-based compensation:
Add expense included in reported results, net of tax	—	22
Deduct fair value based method, net of tax	(155)	(331)

Pro forma net income	$3,710	$7,743

Earnings per common share:
Basic — as reported	$0.08	$0.17
Basic — pro forma	$0.08	$0.17
Diluted — as reported	$0.08	$0.17
Diluted — pro forma	$0.08	$0.16
                 In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 will become effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial position and results of operations.
Note 6 Other Comprehensive Income and Derivative Instruments
                 The following table presents the Company’s comprehensive income for the three and six month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$7,982	$3,865	$17,131	$8,052
Change in fair value of derivative instruments, accounted for as hedges, net of taxes	2,284	1,518	9,338	(1,572)

Comprehensive income	$10,266	$5,383	$26,469	$6,480

                 For the three months ended June 30, 2006 and 2005, the effect of derivative instruments is net of deferred income tax expense of $1,440,000 and $817,000, respectively. For the six month periods ended June 30, 2006 and 2005, the effect of derivative instruments is net of deferred income tax (expense) benefit of ($5,121,000) and $846,000, respectively.
                 The Company accounts for derivatives in accordance with SFAS 133, as amended. When the conditions specified in SFAS 133 are met, the Company may designate these derivatives as hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded as other comprehensive income until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the expected event does not occur, or the hedge does not qualify for hedge accounting treatment, changes in the fair value of the derivative are recorded on the income statement as derivative expense. At June 30, 2006, our derivative instruments were considered effective cash flow hedges.
                 Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $2,328,000 and ($813,000) and oil hedges of ($808,000) and ($1,262,000) for the three months ended June 30, 2006 and 2005, respectively. For the six month periods ended June 30, 2006 and 2005, oil and gas sales include additions (reductions) related to the settlement of gas hedges of $3,367,000 and ($1,078,000) and oil hedges of ($1,485,000) and ($2,341,000), respectively.
                 As of June 30, 2006, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2006	Swap	5,500 Mmbtu	$4.33
Third Quarter 2006	Costless Collar	21,000 Mmbtu	$7.81 — 10.74
Fourth Quarter 2006	Costless Collar	14,000 Mmbtu	$8.14 — 12.42
2007	Costless Collar	10,000 Mmbtu	$9.00 — 11.00

Crude Oil:
Third Quarter 2006	Costless Collar	700 Bbls	$53.00 — 61.36
Fourth Quarter 2006	Costless Collar	500 Bbls	$48.20 — 55.95
January—June 2007	Costless Collar	300 Bbls	$65.00 — 79.10
July—December 2007	Costless Collar	200 Bbls	$65.00 — 77.70
                 At June 30, 2006, the Company recognized an asset of $0.9 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of June 30, 2006, the Company would realize a $0.6 million gain, net of taxes, as an addition of oil and gas sales during the next 12 months. These gains are expected to be reclassified as the oil and gas volumes underlying the derivative contracts are produced and sold.

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
                 In particular, in 2003 we acquired properties in the Southeast Carthage Field in East Texas with 29 Bcfe of proved reserves. In 2004, we entered the Arkoma Basin in Oklahoma by building an acreage position, drilling wells and acquiring 10.5 Bcfe of proved reserves. During 2005, we increased our presence in Oklahoma through multiple acquisition transactions and an expanded drilling program consisting of 58 gross wells drilled. In the Carthage Field we successfully drilled an additional 15 wells during 2005, growing field production from 2004 by over 50%. In total, we drilled 75 wells in longer life basins during 2005, which represented 87% of the total wells we drilled during 2005. Through these focused diversification efforts, approximately 50% of our proved reserves were located in longer life basins at December 31, 2005, as compared to 45% and 35% at December 31, 2004 and 2003, respectively. In terms of production diversification, during the first six months of 2006, 31% of our production was derived from longer life basins versus 30% during 2005, 16% during 2004 and virtually none in 2003.
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
                 Our hedges are specifically referenced to the NYMEX index prices we receive for our designated production. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX index prices and the posted prices we receive from the designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At June 30, 2006, our derivative instruments were considered effective cash flow hedges.
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
                 SFAS 123(R) permits adoption using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date using the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS 123 for all unvested awards at the effective date related to awards granted prior to the effective date. An alternate method, the “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to retroactively adjust, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We elected to adopt SFAS 123(R) using the “modified prospective” method.
                 During the second quarter and six months ended June 30, 2006, we recognized $987,000 and $1,047,000, respectively, of share based compensation expense. These non-cash expenses are reflected as a component of our general and administrative expense. The impact to net income of adopting SFAS 123(R) for the second quarter and six month periods of 2006 was $719,000, or approximately $0.02 per basic and diluted share, and $768,000, or approximately $0.02 per basic and diluted share, respectively.
                 At June 30, 2006, we had $12,813,000 of unrecognized compensation expense related to granted, but unvested restricted stock and stock options. This expense will be recognized over a weighted average period of 4.2 years from June 30, 2006. See Note 5 to our financial statements for more detailed information relative to share based compensation.
                 We previously accounted for our share based compensation plans under the principles prescribed by APB Opinion No. 25. Accordingly, no share based compensation cost is reflected in net income prior to January 1, 2006, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 5 for disclosure of share based compensation cost prior to January 1, 2006 reflected on a pro forma basis as prior period financial statements have not been restated.
                 In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 will become effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that FIN 48 will have on our financial position and results of operations.
Results of Operations
                 The following table (unaudited) sets forth certain operating information with respect to our oil and gas operations for the periods noted. These historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Production:
Oil (Bbls)	187,449	217,156	342,423	398,555
Gas (Mcf)	5,408,047	3,252,510	10,285,010	5,501,623
Total Production (Mcfe)	6,532,741	4,555,446	12,339,548	7,892,953

Sales:
Total oil sales	$12,254,099	$9,747,130	$21,019,667	$17,619,699
Total gas sales	37,613,962	20,229,581	75,864,315	34,028,518

Total oil and gas sales	49,868,061	29,976,711	96,883,982	51,648,217

Average sales prices:
Oil (per Bbl)	$65.37	$44.89	$61.39	$44.21
Gas (per Mcf)	6.96	6.22	7.38	6.19
Per Mcfe	7.63	6.58	7.85	6.54
The above sales and average sales prices include additions (reductions) to revenue related to the settlement of gas hedges of $2,328,000 and ($813,000) and the settlement of oil hedges of ($808,000) and ($1,262,000) for the three months ended June 30, 2006 and 2005, respectively. The above sales and average sales prices include additions

(reductions) to revenue related to the settlement of gas hedges of $3,367,000 and ($1,078,000) and the settlement of oil hedges of ($1,485,000) and ($2,341,000) for the six month periods ended June 30, 2006 and 2005, respectively.
Net income totaled $7,982,000 and $3,865,000 for the quarters ended June 30, 2006 and 2005, respectively, while net income for the six month periods ended June 30, 2006 and 2005 totaled $17,131,000 and $8,052,000, respectively. The increase in net income during the 2006 periods was primarily attributable to the following:
Production. Oil production during the three and six month periods ended June 30, 2006 decreased 14% from the respective 2005 periods, while natural gas production during the quarter and six months ended June 30, 2006 increased 66% and 87%, respectively, from the comparable 2005 periods. In total, production during 2006 was 43% and 56% higher than the production during the quarter and six months ended June 30, 2005. During the six months ended June 30, 2006, 83% of our total production was natural gas as compared to 70% during the 2005 period. This shift towards natural gas is the result of our expanded operations in Texas and Oklahoma where our production is primarily natural gas.
The increase in production as compared to the 2005 periods was the result of the restoration of production at our Main Pass 74 Field in January 2006, the impact of several acquisitions of producing properties made during 2005 and production attributable to the 91% drilling success rate we achieved during 2005. Production from Main Pass 74 accounted for 17% of our total production for the second quarter and six month periods of 2006.
We expect to drill approximately 130 gross wells during 2006, a 51% increase from 2005. We expect that our 2006 expanded drilling program, along with wells that have been successfully drilled and are awaiting connections to sales lines, will provide additional production growth during 2006.
Prices. Including the effects of our hedges, average oil prices per barrel for the quarter and six months ended June 30, 2006 were $65.37 and $61.39, as compared to $44.89 and $44.21, respectively, for the 2005 periods. Average gas prices per Mcf were $6.96 and $7.38 for the quarter and six months ended June 30, 2006, respectively, as compared to $6.22 and $6.19 for the respective periods in 2005. Stated on an Mcfe basis, unit prices received during the quarter and six months ended June 30, 2006 were 16% and 20% higher, respectively, than the prices received during the comparable 2005 periods.
Revenue. Oil and gas sales during the quarter and six months ended June 30, 2006 increased 66% and 88% to $49,868,000 and $96,884,000, respectively, as compared to oil and gas revenues of $29,977,000 and $51,649,000 for the 2005 periods. Higher commodity prices and production volumes generated the increased revenue during the 2006 periods.
During the quarter and six month periods of 2006, gas gathering revenue and other income totaled $1,628,000 and $2,970,000, respectively, as compared to $302,000 and $373,000 during the 2005 periods. The increase in 2006 is primarily due to income generated by our gas gathering assets, which were acquired in connection with certain purchases of oil and gas properties during 2005. Amounts recorded in the 2005 periods primarily consist of interest and other miscellaneous income.
Expenses. Lease operating expenses for the three and six month periods ended June 30, 2006 increased to $8,827,000 and $15,778,000, as compared to $4,965,000 and $8,847,000 during the 2005 periods. On an Mcfe basis, lease operating expenses for the three and six month periods of 2006 totaled $1.35 and $1.28, respectively, as compared to $1.09 and $1.12 for the 2005 periods. Operating costs during the 2006 periods were higher due to a significant increase in the number of producing wells in which we participate, which is the result of 2005 acquisitions and our expanded drilling program during 2005 and the first half of 2006. In addition, operating costs were higher in the current period because of the increased cost of oil field related services prevalent throughout the industry, such as labor, transportation, insurance and materials. We expect this trend in increased operating expenses to continue throughout 2006.
At June 30, 2006, we had a $4.1 million receivable representing our estimate of costs incurred to repair hurricane related damages that we believe qualify for insurance reimbursement. During the second quarter of 2006, we received a partial payment on our claim totaling $1.4 million.
Production taxes during the second quarter and six months ended June 30, 2006 totaled $1,212,000 and $2,782,000, as compared to $762,000 and $1,136,000 during the 2005 periods. Production taxes in Texas and Oklahoma are predominately value based and therefore fluctuate in relation to commodity prices. The increase in 2006 production taxes is primarily due to higher commodity prices coupled with significantly increased production from our Oklahoma and Texas properties.

Gas gathering costs during the three and six month periods ended June 30, 2006 totaled $927,000 and $1,644,000. Because our gas gathering assets were acquired in connection with purchases of certain oil and gas properties in 2005, gas gathering costs during the respective 2005 periods were minimal and recorded as a component of lease operating expenses.
General and administrative expenses during the quarter and six months ended June 30, 2006 totaled $3,344,000 and $5,499,000 as compared to expenses of $1,819,000 and $3,508,000 during the 2005 periods. Included in general and administrative expenses for the three and six month periods ended June 30, 2006 was $987,000 and $1,047,000, respectively, attributable to share based compensation recognized in connection with the adoption of SFAS 123R on January 1, 2006. We capitalized $1,468,000 and $2,929,000 of general and administrative costs during the three and six month periods ended June 30, 2006, respectively, and $1,051,000 and $2,303,000 during the comparable 2005 periods.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the quarter and six months ended June 30, 2006 totaled $19,641,000 or $3.01 per Mcfe and $37,763,000 or $3.06 per Mcfe, as compared to $11,693,000 or $2.57 per Mcfe and $19,786,000 or $2.51 per Mcfe in the respective periods of 2005. The increase in DD&A expense per Mcfe is primarily due to increased costs to drill for, develop and acquire oil and gas reserves. We expect the trend of increasing costs to drill for, develop and acquire oil and gas reserves to continue as a result of the increased demand for oil and gas properties, equipment and services caused by high commodity prices, relative to historical averages.
Interest expense, net of amounts capitalized on unevaluated prospects, totaled $3,627,000 and $6,999,000, respectively, during the quarter and six months ended June 30, 2006 as compared to $4,723,000 and $5,685,000 during the 2005 periods. Included in interest expense for the 2005 periods was a charge of $2,439,000 related to previously deferred financing costs, which were written off in connection with the repayment of amounts outstanding under our credit facilities. We capitalized $1,149,000 and $2,247,000 of interest during the three and six month periods of 2006 and $485,000 and $752,000 during the respective 2005 periods. The increase in capitalized interest during the 2006 periods is the result of higher debt levels outstanding throughout 2006, as the $150 million Senior Notes were issued in May 2005.
Income tax expense during the three and six month periods of 2006 totaled $4,842,000 and $10,197,000, as compared to $2,081,000 and $4,335,000 during 2005 periods. The increase is primarily the result of the increased operating profit during the 2006 periods, as compared to 2005. We provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, and state income taxes.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of common stock and debt securities and sales of properties.
Source of Capital: Operations
Net cash flow from operations increased from $37,084,000 in the six month period ended June 30, 2005 to $75,148,000 during the six month 2006 period. The increase in operating cash flow was primarily the result of higher prices and production volumes realized during 2006.
At June 30, 2006, we had a working capital deficit of $17,693,000 versus a deficit of $31,752,000 at December 31, 2005. The improvement in our working capital was primarily due to the decrease in the estimated fair value of our derivative instruments, a result of lower estimated future commodity prices and the expiration of several hedge contracts, offset in part by an increase in our accounts payable to vendors, which is a function of increased operational activity. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. At June 30, 2006, we had $34.5 million of borrowings available under our bank credit facility.

Source of Capital: Debt
During the second quarter of 2005, we issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”). The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At June 30, 2006, $1.9 million had been accrued in connection with the November 15, 2006 interest payment. At June 30, 2006, we were in compliance with all of the covenants under the Notes.
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
The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of our oil and gas properties. PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves. The borrowing base under the credit facility is based upon the valuation as of January 1 and July 1 of each year of our mortgaged oil and gas properties and any other credit factors deemed relevant by the lenders. The borrowing base is currently $67.5 million and the next scheduled borrowing base re-determination will be on October 1, 2006. We or the lenders may request additional borrowing base re-determinations. As of June 30, 2006, we had $33 million of borrowings outstanding under the credit facility and we were in compliance with all of the covenants therein.
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
We are subject to certain restrictive financial covenants under the credit facility, including a maximum ratio of consolidated indebtedness to annualized consolidated EBITDA, determined on a rolling four quarter basis of 3.0 to 1 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the credit agreement. The credit facility also includes customary restrictions with respect to liens, indebtedness, loans and investments, material changes in our business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations, transactions with affiliates and rate management transactions.
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

Use of Capital: Exploration and Development
Our exploration and development budget for 2006 will require significant capital. Our 2006 capital budget, which is dependent on commodity prices, drilling success and related completion and facility costs and which excludes acquisitions, is $165 million to $175 million, of which approximately $85 million had been incurred through June 30, 2006.
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
Disclosure Regarding Forward Looking Statements
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the Company’s estimate of the sufficiency of its existing capital sources, its ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions and divestitures and in projecting future rates of production, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas business. In particular, careful consideration should be given to cautionary statements made in the various reports the Company has filed with the Securities and Exchange Commission. The Company undertakes no duty to update or revise these forward-looking statements.
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
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the remainder of 2006, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $10 million impact on our revenues.
We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparts this difference multiplied by the quantity hedged. During the quarter and six month periods ended June 30, 2006, we received from the counterparties to our derivative instruments $1,520,000 and $1,882,000, respectively, in connection with net hedge settlements.
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
As of June 30, 2006, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2006	Swap	5,500 Mmbtu	$4.33
Third Quarter 2006	Costless Collar	21,000 Mmbtu	$7.81 — 10.74
Fourth Quarter 2006	Costless Collar	14,000 Mmbtu	$8.14 — 12.42
2007	Costless Collar	10,000 Mmbtu	$9.00 — 11.00

Crude Oil:
Third Quarter 2006	Costless Collar	700 Bbls	$53.00 — 61.36
Fourth Quarter 2006	Costless Collar	500 Bbls	$48.20 — 55.95
January—June 2007	Costless Collar	300 Bbls	$65.00 — 79.10
July—December 2007	Costless Collar	200 Bbls	$65.00 — 77.70
At June 30, 2006, the Company recognized an asset of $0.9 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of June 30, 2006, the Company would realize a $0.6 million gain, net of taxes, as an addition of oil and gas sales during the next 12 months. These gains are expected to be reclassified as the oil and gas volumes underlying the derivative contracts are produced and sold.
In July 2006 we entered into the following additional gas hedging contract accounted for as a cash flow hedge:

Instrument
Production Period	Type	Daily Volumes	Average Price
September—December 2006	Costless Collar	7,500 Mmbtu	$8.00 — $10.55
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents only 18% of our total debt as of June 30, 2006. As a result, the potential effect of rising interest rates during the remainder of 2006 on borrowings outstanding at June 30, 2006 is not expected to be material.

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
                 A substantial portion of our production and reserves is located in Federal waters offshore, onshore South Louisiana and Texas. For example, production from our Main Pass 74 and Ship Shoal 72 fields, which are located offshore Louisiana, represented approximately 34% of our production during the first six months of 2006. Operations in this area are subject to tropical weather disturbances. Some of these disturbances can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, Hurricanes Katrina and Rita impacted our South Louisiana and Texas operations in August and September of 2005, respectively, causing property damage to certain facilities, a substantial portion of which is expected to be covered by insurance.

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
                 As of June 30, 2006, the aggregate amount of our outstanding indebtedness was $181.4 million, which could have important consequences for you, including the following:
•	it may be more difficult for us to satisfy our obligations with respect to our 10 3/8% senior notes due 2012, which we refer to as our 10 3/8% notes, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the indenture governing our 10 3/8% notes and the agreements governing such other indebtedness;

•	the covenants contained in our debt agreements limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations;

•	we will need to use a substantial portion of our cash flows to pay principal and interest on our debt, approximately $15.6 million per year for interest on our 10 3/8% notes alone, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

•	the amount of our interest expense may increase because certain of our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•	we have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage;

•	we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general, especially declines in oil and natural gas prices; and

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
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
                 Together with our subsidiaries, we may be able to incur substantially more debt in the future in connection with our acquisition, development, exploitation and exploration of oil and natural gas producing properties. Although the indenture governing our 10 3/8% notes contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. As of June 30, 2006, we had $33 million outstanding under our bank credit facility and our borrowing base was $67.5 million. To the extent we add new indebtedness to our current indebtedness levels, the risks described above could substantially increase.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                 NONE.
Item 3. DEFAULTS UPON SENIOR SECURITIES
                 NONE.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 On May 16, 2006, the annual meeting of stockholders of the Company was held. The holders of 23,664,696 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:
(a) Election of Directors
                 The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

	Number of	Number of
	Votes	Votes
Name	For	Withheld
Charles T. Goodson	42,251,936	408,874
William W. Rucks, IV	41,480,861	1,179,949
Michael O. Aldridge	42,164,445	496,365
E. Wayne Nordberg	41,204,329	1,456,481
Michael L. Finch	41,484,787	1,176,023
W. J. Gordon, III	41,468,345	1,192,465
Charles F. Mitchell, II, M.D.	41,438,972	1,221,838
(b) Adoption of the Amended and Restated 1998 Incentive Plan
                 The stockholders voted to adopt the amended and restated 1998 Incentive Plan as follows:

Number of	Number of	Number of	Number of
Votes	Votes	Votes	Broker
For	Against	Abstaining	Non-Votes
23,390,689	4,146,588	247,996	14,875,537

(c) Ratification of the Appointment of Ernst & Young LLP
                 The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 as follows:

Number of	Number of	Number of
Votes	Votes	Votes
For	Against	Abstaining
42,316,375	279,434	65,000
Item 5. OTHER INFORMATION
                 NONE.
Item 6. EXHIBITS
     Exhibit 10.1, PetroQuest Energy, Inc. 1998 Incentive Plan, as amended and restated effective March 16, 2006 (the “Incentive Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2006).
     Exhibit 10.2, Form of Incentive Stock Option Agreement for executive officers (including Charles T. Goodson, Arthur M. Mixon, III, Michael O. Aldridge, Daniel G. Fournerat and Stephen H. Green) under the Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2006).
     Exhibit 10.3, Form of Restricted Stock Agreement for executive officers (including Charles T. Goodson, Arthur M. Mixon, III, Michael O. Aldridge, Daniel G. Fournerat and Stephen H. Green) under the Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2006).
     Exhibit 10.4, Form of Amendment to Termination Agreement entered into between the Company and each of its executive officers (including Charles T. Goodson, Arthur M. Mixon, III, Michael O. Aldridge, Daniel G. Fournerat and Stephen H. Green) effective as of May 16, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2006).
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

PETROQUEST ENERGY, INC.
Date: August 3, 2006	/s/ Michael O. Aldridge
Michael O. Aldridge
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
     Exhibit 10.1, PetroQuest Energy, Inc. 1998 Incentive Plan, as amended and restated effective March 16, 2006 (the “Incentive Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2006).
     Exhibit 10.2, Form of Incentive Stock Option Agreement for executive officers (including Charles T. Goodson, Arthur M. Mixon, III, Michael O. Aldridge, Daniel G. Fournerat and Stephen H. Green) under the Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2006).
     Exhibit 10.3, Form of Restricted Stock Agreement for executive officers (including Charles T. Goodson, Arthur M. Mixon, III, Michael O. Aldridge, Daniel G. Fournerat and Stephen H. Green) under the Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2006).
     Exhibit 10.4, Form of Amendment to Termination Agreement entered into between the Company and each of its executive officers (including Charles T. Goodson, Arthur M. Mixon, III, Michael O. Aldridge, Daniel G. Fournerat and Stephen H. Green) effective as of May 16, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2006).
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