Form 10-Q
period 2006-09-30
PETROQUEST ENERGY INC
filed 2006-11-02
CIK 872248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:      to:
Commission file number: 019020

PETROQUEST ENERGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	72-1440714 (I.R.S. Employer Identification No.)

400 E. Kaliste Saloom Rd., Suite 6000 Lafayette, Louisiana	70508 (Zip code)
(Address of principal executive offices)

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
Yes ☐      No ☑
     As of November 1, 2006, there were 47,772,391 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,112	$6,703
Revenue receivable	22,899	22,492
Joint interest billing receivable	14,974	17,567
Hedging asset	8,374	—
Prepaids and other assets	7,280	3,441

Total current assets	59,639	50,203

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	661,167	523,212
Unevaluated oil and gas properties	47,220	52,745
Accumulated depreciation, depletion and amortization	(275,545)	(210,774)

Oil and gas properties, net	432,842	365,183
Gas gathering assets	18,570	10,861
Accumulated depreciation and amortization of gas gathering assets	(2,858)	(1,055)

Total property and equipment	448,554	374,989

Hedging asset	1,489	—
Other assets, net of accumulated depreciation and amortization of $11,328 and $10,353, respectively	6,639	6,278

Total assets	$516,321	$431,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$37,195	$41,462
Advances from co-owners	5,150	5,874
Oil and gas revenue payable	13,794	8,090
Accrued interest on senior notes	5,836	1,945
Hedging liability	—	15,987
Deposit on asset sale	2,116	—
Other accrued liabilities	13,885	8,597

Total current liabilities	77,976	81,955
Bank debt	34,000	10,000
10 3/8% senior notes	148,485	148,340
Asset retirement obligation	18,897	19,257
Deferred income taxes	49,286	27,139
Other liabilities	258	242
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; authorized 75,000 shares; issued and outstanding 47,772 and 47,325 shares, respectively	48	47
Paid-in capital	122,292	117,441
Accumulated other comprehensive income (loss)	6,911	(7,444)
Retained earnings	58,168	34,493

Total stockholders’ equity	187,419	144,537

Total liabilities and stockholders’ equity	$516,321	$431,470

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Income
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Oil and gas sales	$53,310	$30,859	$150,194	$82,508
Gas gathering revenue and other income	1,776	1,017	4,746	1,390

	55,086	31,876	154,940	83,898

Expenses:
Lease operating expenses	8,960	6,601	24,738	15,448
Production taxes	1,772	1,081	4,554	2,217
Depreciation, depletion and amortization	23,923	10,485	62,994	30,539
Gas gathering costs	998	495	2,642	495
General and administrative	4,561	1,571	10,060	5,079
Accretion of asset retirement obligation	387	424	1,140	829
Interest expense	3,756	3,456	10,755	9,141

	44,357	24,113	116,883	63,748

Income from operations	10,729	7,763	38,057	20,150

Income tax expense	4,185	2,718	14,382	7,053

Net income	$6,544	$5,045	$23,675	$13,097

Earnings per common share:
Basic	$0.14	$0.11	$0.50	$0.28

Diluted	$0.13	$0.10	$0.49	$0.27

Weighted average number of common shares:
Basic	47,643	47,213	47,454	46,514

Diluted	48,999	48,576	48,747	48,086

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$23,675	$13,097
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	14,382	7,053
Depreciation, depletion and amortization	62,994	30,539
Accretion of asset retirement obligation	1,140	829
Amortization of debt issuance costs	705	1,239
Write-off of debt issuance costs	—	2,439
Amortization of bond discount	145	65
Stock based compensation expense	3,169	—
Compensation expense	—	213
Changes in working capital accounts:
Accounts receivable	(407)	(3,129)
Joint interest billing receivable	2,593	(6,566)
Accounts payable and accrued liabilities	9,243	17,160
Advances from co-owners	(724)	6,728
Prepaids and other assets	(5,069)	(6,290)

Net cash provided by operating activities	111,846	63,377

Cash flows from investing activities:
Investment in oil and gas properties	(136,709)	(124,532)
Sale of oil and gas properties	4,859	—
Investment in gas gathering assets	(5,861)	(9,650)

Net cash used in investing activities	(137,711)	(134,182)

Cash flows from financing activities:
Proceeds from exercise of options	1,380	883
Deferred financing costs	(106)	(5,543)
Proceeds from issuance of 10 3/8% senior notes	—	148,229
Issuance of common stock, net of expenses	—	4,051
Repayment of bank borrowings	(6,000)	(73,000)
Proceeds from bank borrowings	30,000	34,500

Net cash provided by financing activities	25,274	109,120

Net increase (decrease) in cash and cash equivalents	(591)	38,315
Cash and cash equivalents, beginning of period	6,703	1,529

Cash and cash equivalents, end of period	$6,112	$39,844

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,124	$1,593

Income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 Basis of Presentation
     The consolidated financial information for the three and nine month periods ended September 30, 2006 and 2005, respectively, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2006 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic shares outstanding	47,643	47,213	47,454	46,514
Effect of stock options	1,199	1,363	1,293	1,304
Effect of restricted stock	157	—	—	—
Effect of warrants	—	—	—	268

Diluted shares outstanding	48,999	48,576	48,747	48,086

     In addition to the stock options included in the reconciliation above, options to purchase 141,159 and 655,846 shares of common stock were outstanding during the three- and nine-month periods ended September 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares during the periods. These options’ exercise prices ranged between $11.29 and $12.21 during the third quarter of 2006 and between $10.75 and $12.21 during the nine month period of 2006. The anti-dilutive options in the 2006 periods expire during 2016.
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

Note 3 Long-Term Debt
     During 2005, the Company and PetroQuest Energy, L.L.C. issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”). The Notes are guaranteed by the significant subsidiaries of the Company and PetroQuest Energy, L.L.C. The aggregate assets and revenues of subsidiaries not guaranteeing the Notes constituted less than 3% of the Company’s consolidated assets and revenues at and for the three and nine months ended September 30, 2006.
     The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At September 30, 2006, $5.8 million had been accrued in connection with the November 15, 2006 interest payment and the Company was in compliance with all of the covenants under the Notes.
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
     The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of the Company’s oil and gas properties. PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves. The borrowing base under the credit facility is based upon the valuation as of January 1 and July 1 of each year of the mortgaged oil and gas properties and any other credit factors deemed relevant by the lenders. The borrowing base is currently $67.5 million. The next scheduled borrowing base re-determination will be on April 1, 2007. The Company or the lenders may request additional borrowing base re-determinations.
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
     The Company is subject to certain restrictive financial covenants under the credit facility, including a maximum ratio of consolidated indebtedness to annualized consolidated EBITDA, determined on a rolling four quarter basis, of 3.0 to 1 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the credit agreement. The credit facility also includes customary restrictions with respect to liens, indebtedness, loans and investments, material changes in the Company’s business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations, transactions with affiliates and rate management transactions. As of September 30, 2006, there were $34 million of borrowings outstanding under the credit facility and the Company was in compliance with all of the covenants therein.
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

     The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

Nine Months Ended
September 30, 2006
Asset retirement obligation at beginning of year	$21,607
Liabilities incurred during 2006	725
Liabilities settled during 2006	(252)
Accretion expense	1,140
Revisions in estimated cash flows	(443)

Asset retirement obligation at end of period	22,777
Less: current portion of asset retirement obligation	(3,880)

Long-term asset retirement obligation	$18,897

Note 5 New Accounting Standards
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123 (revised 2004), “Share Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. The Company adopted the standard during the first quarter of 2006.
     The Company elected to adopt SFAS 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date of January 1, 2006 using the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS 123 for all unvested awards at the effective date related to awards granted prior to the effective date.
     During the third quarter and nine months ended September 30, 2006, the Company recognized $2,122,000 and $3,169,000, respectively, of share based compensation expense. These non-cash expenses are reflected as a component of the Company’s general and administrative expense. The impact to net income of adopting SFAS 123(R) for the third quarter and nine month periods of 2006 was $1,530,000, or approximately $0.03 per basic and diluted share, and $2,298,000, or approximately $0.05 per basic and diluted share, respectively.
     At September 30, 2006, the Company had $13.5 million of unrecognized compensation expense related to granted, but unvested restricted stock and stock options. This expense will be recognized over a weighted average period of 3.8 years from September 30, 2006.
     The components of share based compensation expense for the periods ended September 30, 2006 were as follows:

	Third	Nine
	Quarter	Months
Stock options	$642,000	$1,042,000
Restricted stock	1,480,000	2,127,000

Share based compensation	$2,122,000	$3,169,000

     Stock Options
     The Company computes the fair value of its stock options using the Black-Scholes option-pricing model assuming a stock option forfeiture rate based on historical activity, an expected term of six years, using the shortcut method prescribed in SAB 107 and expected volatility computed using historical stock price fluctuations on a weekly basis for a period of time equal to the expected term of the option. Stock options vest equally over a three-

year period from the date of grant and the Company recognizes compensation expense using the accelerated expense attribution method over the vesting period. Periodically the Company adjusts compensation expense based on the difference between actual and estimated forfeitures.
     The following table outlines the assumptions used in computing the fair value of stock options granted during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
Dividend yield	0%	0%
Expected volatility	59.9% - 62.8%	62.8% - 64.5%
Risk-free rate	4.5% - 5.1%	3.8% - 4.3%
Expected term	6 years	5 years
Forfeiture rate	8.4%	0%

Stock options granted (1)	667,189	130,000
Weighted avg. fair value per share	$6.68	$3.38
Fair value of grants (1)	$4,454,000	$440,000

(1)	Prior to applying estimated forfeiture rate
     The following table details stock option activity during the nine months ended September 30, 2006:

				Aggregate
	Number of	Wgtd. Avg.	Wgtd. Avg.	Intrinsic Value
	Options	Exercise Price	Remaining Life	(000’s)
Outstanding at beginning of year	2,311,564	$3.08
Granted	667,189	10.91
Expired/cancelled/forfeited	(7,508)	4.56
Exercised	(447,100)	3.09

Outstanding at end of period	2,524,145	5.14	7.3 years	$13,340

Options exercisable at end of period	1,597,075	$2.84	6.1 years	$12,124
Options expected to vest	849,196	$9.11	9.3 years	$1,120
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
     During the nine months ended September 30, 2006, the Company granted 1,246,339 shares of restricted stock with a pre-forfeiture fair value of $13.5 million. The weighted average fair value of restricted stock granted during 2006 was $10.84 per share. The restricted stock grants in 2006 were the Company’s first use of this type of share based compensation. As a result, there were no shares of restricted stock vested as of September 30, 2006.
     SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reflected as a financing cash flow, rather than as an operating cash flow as was previously required. The Company did not recognize any excess tax deductions during any periods presented in connection with the exercise of stock options.

     Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company accounted for its share based compensation plans under the principles prescribed by APB Opinion No. 25. Accordingly, no share based compensation cost is reflected in net income prior to January 1, 2006, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The following table illustrates the pro forma effect on net income and earnings per share for the periods presented prior to the adoption of SFAS 123(R), if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” pursuant to the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except per share data):

	Quarter Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income	$5,045	$13,097
Stock-based compensation:
Add expense included in reported results, net of tax	—	22
Deduct fair value based method, net of tax	(155)	(486)

Pro forma net income	$4,890	$12,633

Earnings per common share:
Basic — as reported	$0.11	$0.28
Basic — pro forma	$0.10	$0.27
Diluted — as reported	$0.10	$0.27
Diluted — pro forma	$0.10	$0.26
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
Note 6 Other Comprehensive Income and Derivative Instruments
     The following table presents the Company’s comprehensive income for the three and nine month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$6,544	$5,045	$23,675	$13,097
Change in fair value of derivative instruments, accounted for as hedges, net of taxes	5,017	(13,038)	14,355	(14,610)

Comprehensive income (loss)	$11,561	$(7,993)	$38,030	$(1,513)

     For the three months ended September 30, 2006 and 2005, the effect of derivative instruments is net of deferred income tax (expense) benefit of ($2,947,000) and $7,021,000, respectively. For the nine month periods ended September 30, 2006 and 2005, the effect of derivative instruments is net of deferred income tax (expense) benefit of ($8,067,000) and $7,867,000, respectively.
     The Company accounts for derivatives in accordance with SFAS 133, as amended. When the conditions specified in SFAS 133 are met, the Company may designate these derivatives as hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded as other comprehensive income until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the expected event does not occur, or the hedge does not qualify for hedge accounting treatment, changes in the fair value of the derivative are recorded on the income statement as derivative expense. At September 30, 2006, our derivative instruments were considered effective cash flow hedges.
     Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $2,765,000 and ($1,563,000) and oil hedges of ($804,000) and ($1,688,000) for the three months ended September 30, 2006 and 2005, respectively. For the nine month periods ended September 30, 2006 and 2005, oil and gas sales include additions (reductions) related to the settlement of gas hedges of $6,132,000 and ($2,641,000) and oil hedges of ($2,289,000) and ($4,029,000), respectively.
     As of September 30, 2006, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges: of derivative instruments that qualify for hedge accounting treatment are recorded as other comprehensive income until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the expected event does not occur, or the hedge does not qualify for hedge accounting treatment, changes in the fair value of the derivative are recorded on the income statement as derivative expense. At September 30, 2006, our derivative instruments were considered effective cash flow hedges.
     Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $2,765,000 and ($1,563,000) and oil hedges of ($804,000) and ($1,688,000) for the three months ended September 30, 2006 and 2005, respectively. For the nine month periods ended September 30, 2006 and 2005, oil and gas sales include additions (reductions) related to the settlement of gas hedges of $6,132,000 and ($2,641,000) and oil hedges of ($2,289,000) and ($4,029,000), respectively.
     As of September 30, 2006, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2006	Swap	5,500 Mmbtu	$4.33
Fourth Quarter 2006	Costless Collar	21,500 Mmbtu	$8.09-11.77
2007	Costless Collar	10,000 Mmbtu	$9.00-11.00

Crude Oil:
Fourth Quarter 2006	Costless Collar	500 Bbls	$48.20-55.95
January-June 2007	Costless Collar	300 Bbls	$65.00-79.10
July-December 2007	Costless Collar	200 Bbls	$65.00-77.70
     At September 30, 2006, the Company recognized a net asset of $9.9 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of September 30, 2006, the Company would realize a $5.3 million gain, net of taxes, as an addition to oil and gas sales during the next 12 months. These gains are expected to be reclassified as the oil and gas volumes underlying the derivative contracts are produced and sold.
Note 7 Ceiling Test
     The Company uses the full cost method of accounting to account for its oil and natural gas operations. Accordingly, the cost to acquire, explore for and develop oil and natural gas properties are capitalized. Capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to write-down of oil and gas properties in the quarter in which the excess occurs.
     At September 30, 2006, the Company computed the estimated future net cash flows from its proved oil and gas reserves, discounted at 10%, using average quarter end prices of $4.27 per Mcfe and $62.58 per barrel. Due to the low market price for gas at September 30, 2006, the Company’s capitalized costs exceeded the full cost ceiling by approximately $37 million, or approximately $23 million net of tax. Subsequent to September 30, 2006, the market price for gas increased substantially. Using oil and gas prices in effect at the end of October 2006, the Company’s capitalized costs no longer exceeded the full cost ceiling. As a result, the Company did not record a write-down of its oil and gas properties at September 30, 2006.
Note 8 Subsequent Event- Sale of Gulf of Mexico Properties
     During the third quarter of 2006, the Company entered into negotiations to sell its interests in 17 Gulf of Mexico fields. The closing of the transaction is expected to occur during November 2006, subject to the receipt of regulatory approvals, as well as the satisfaction of customary closing conditions. Estimated proved reserves attributable to these properties total 8.7 Bcfe, or approximately 7% of the Company’s total proved reserves at December 31, 2005. The Company expects to receive approximately $17 million in net proceeds from the sale, plus certain future consideration to be received upon the settlement of insurance claims. Net proceeds from the sale are expected to be used to repay outstanding borrowings under the bank credit facility in order to provide liquidity for the Company to invest in projects it deems to have greater long-term potential. In addition to the cash proceeds to be received, the Company will no longer be obligated to plug, abandon and dismantle the wells and facilities located on the properties sold. At September 30, 2006, the present value of the estimated future abandonment costs attributable to these properties totaled approximately $5.6 million, or 25% of the Company’s total estimated future abandonment obligation.
     The table below outlines the production, revenues, production taxes and lease operating expenses attributable to the Company’s interest in the properties that it expects to divest. Certain expenses not directly attributable to these properties such as general and administrative expense, interest expense and depreciation expense, were not presented due to the difficulty in allocating such costs to the particular properties.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Production (Mcfe)	409,000	634,000	1,517,000	2,200,000
Percentage of total Company production	6%	16%	8%	19%

Oil and gas revenues	$2,845,000	$6,099,000	$11,719,000	$17,146,000
Production taxes	24,000	21,000	71,000	47,000
Lease operating expenses	1,708,000	1,894,000	4,610,000	3,791,000

Revenues net of direct operating expenses	$1,113,000	$4,184,000	$7,038,000	$13,308,000

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
     In particular, in 2003 we acquired properties in the Southeast Carthage Field in East Texas with 29 Bcfe of proved reserves. In 2004, we entered the Arkoma Basin in Oklahoma by building an acreage position, drilling wells and acquiring proved reserves. During 2005, we increased our presence in Oklahoma through multiple acquisition transactions and an expanded drilling program consisting of 58 gross wells drilled. In the Carthage Field we successfully drilled an additional 15 wells during 2005, growing field production from 2004 by over 50%. In total, we drilled 75 wells in longer life basins during 2005, which represented 87% of the total wells we drilled during 2005. Through these focused diversification efforts, approximately 50% of our proved reserves were located in longer life basins at December 31, 2005, as compared to 45% and 35% at December 31, 2004 and 2003, respectively. In terms of production diversification, during the first nine months of 2006, 29% of our production was derived from longer life basins versus 30% during 2005, 16% during 2004 and virtually none in 2003.
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
Recent Events
     Building upon our diversification efforts initiated during 2003 and continued throughout 2004 and 2005, we entered into negotiations during the third quarter of 2006 to sell our interests in 17 mature Gulf of Mexico fields. The closing of the transaction is expected to occur during November 2006, subject to the receipt of regulatory approvals, as well as the satisfaction of customary closing conditions. These properties contributed 6% and 8% to our total production during the quarter and nine months ended September 30, 2006, respectively. We estimate that proved reserves attributable to these properties total 8.7 Bcfe, or approximately 7% of our total proved reserves at December 31, 2005. We expect to receive approximately $17 million in net proceeds from the sale, plus certain future consideration to be received upon the settlement of insurance claims. Net proceeds from the sale are expected to be used to repay outstanding borrowings outstanding under our bank credit facility in order to provide liquidity for investment in projects that we expect to generate greater long-term potential.

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
     Capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to write-down of oil and gas properties in the quarter in which the excess occurs. Declines in prices or reserves could result in a future write-down of oil and gas properties.
     At September 30, 2006, we computed the estimated future net cash flows from our proved oil and gas reserves, discounted at 10%, using average quarter end prices of $4.27 per Mcfe and $62.58 per barrel. Due to the low market price for gas at September 30, 2006, our capitalized costs exceeded the full cost ceiling by approximately $37 million, or approximately $23 million net of tax. Subsequent to September 30, 2006, the market price for gas increased substantially. Using oil and gas prices in effect at the end of October 2006, our capitalized costs no longer exceeded the full cost ceiling. As a result, we did not record a write-down of our oil and gas properties at September 30, 2006.
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
Reserve Estimates
     Our estimates of proved oil and gas reserves constitute quantities that we are reasonably certain of recovering in future years. At the end of each year, our proved reserves are estimated by independent petroleum reserve engineers in accordance with guidelines established by the SEC. These estimates, however, represent projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of such oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variance may be material.
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
     Our hedges are specifically referenced to the NYMEX index prices we receive for our designated production. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX index prices and the posted prices we receive from the designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At September 30, 2006, our derivative instruments were considered effective cash flow hedges.
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
     During the third quarter and nine months ended September 30, 2006, we recognized $2,122,000 and $3,169,000, respectively, of share based compensation expense. These non-cash expenses are reflected as a component of our general and administrative expense. The impact to net income of adopting SFAS 123(R) for the third quarter and nine month periods of 2006 was $1,530,000, or approximately $0.03 per basic and diluted share, and $2,298,000, or approximately $0.05 per basic and diluted share, respectively.
     At September 30, 2006, we had $13.5 million of unrecognized compensation expense related to granted, but unvested restricted stock and stock options. This expense will be recognized over a weighted average period of 3.8 years from September 30, 2006. See Note 5 to our financial statements for more detailed information relative to share based compensation.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Production:
Oil (Bbls)	206,576	138,013	548,999	536,568
Gas (Mcf)	5,738,895	3,046,211	16,023,905	8,547,834
Total Production (Mcfe)	6,978,351	3,874,289	19,317,899	11,767,242

Sales:
Total oil sales	$13,721,525	$6,711,423	$34,741,192	$24,331,122
Total gas sales	39,587,994	24,147,980	115,452,309	58,176,498

Total oil and gas sales	53,309,519	30,859,403	150,193,501	82,507,620

Average sales prices:
Oil (per Bbl)	$66.42	$48.63	$63.28	$45.35
Gas (per Mcf)	6.90	7.93	7.21	6.81
Per Mcfe	7.64	7.97	7.77	7.01
The above sales and average sales prices include additions (reductions) to revenue related to the settlement of gas hedges of $2,765,000 and ($1,563,000) and the settlement of oil hedges of ($804,000) and ($1,688,000) for the three months ended September 30, 2006 and 2005, respectively. The above sales and average sales prices include additions (reductions) to revenue related to the settlement of gas hedges of $6,132,000 and ($2,641,000) and the settlement of oil hedges of ($2,289,000) and ($4,029,000) for the nine month periods ended September 30, 2006 and 2005, respectively.
Net income totaled $6,544,000 and $5,045,000 for the quarters ended September 30, 2006 and 2005, respectively, while net income for the nine month periods ended September 30, 2006 and 2005 totaled $23,675,000 and $13,097,000, respectively. The increase in net income during the 2006 periods was primarily attributable to the following:
Production. Oil production during the three and nine month periods ended September 30, 2006 increased 50% and 2%, respectively from the 2005 periods, while natural gas production during the quarter and nine months ended September 30, 2006 increased 88% and 87%, respectively, from the comparable 2005 periods. In total, production during 2006 was 80% and 64% higher than the production during the quarter and nine months ended September 30, 2005. During the nine months ended September 30, 2006, 83% of our total production was natural gas as compared to 73% during the 2005 period. This shift towards natural gas is the result of our expanded operations in Texas and Oklahoma where our production is primarily natural gas.
Production during the 2005 periods was negatively impacted by the shut-in of all of our Gulf Coast Basin production for a portion of the third quarter of 2005 due to Hurricanes Katrina and Rita. Contributing to the increase in production during the 2006 periods was the restoration of production at our Main Pass 74 Field in January 2006 and production attributable to the 91% and 93% drilling success rate we achieved during 2005 and during the first nine months of 2006, respectively. Production from Main Pass 74 accounted for 17% of our total production for the third quarter and nine month periods of 2006.
During late September 2006, we shut-in the majority of production at our Ship Shoal Block 72 Field in order to repair a main field pipeline. Production from Ship Shoal 72 accounted for approximately 24% of our total third quarter 2006 production. We expect to have production restored in November 2006. This shut-in, combined with the expected sale of certain producing properties in November 2006 (see Note 8), is expected to result in reduced production during the fourth quarter of 2006, as compared to production in the third quarter of 2006.

Prices. Including the effects of our hedges, average oil prices per barrel for the quarter and nine months ended September 30, 2006 were $66.42 and $63.28, as compared to $48.63 and $45.35, respectively, for the 2005 periods. Average gas prices per Mcf were $6.90 and $7.21 for the quarter and nine months ended September 30, 2006, respectively, as compared to $7.93 and $6.81 for the comparable periods in 2005. Stated on an Mcfe basis, unit prices received during the quarter and nine months ended September 30, 2006 were 4% lower and 11% higher, respectively, than the prices received during the comparable 2005 periods.
Revenue. Oil and gas sales during the quarter and nine months ended September 30, 2006 increased 73% and 82% to $53,310,000 and $150,194,000, respectively, as compared to oil and gas sales of $30,859,000 and $82,508,000 for the 2005 periods. The increased revenue during the 2006 periods was primarily the result of higher production levels.
During the quarter and nine month periods of 2006, gas gathering revenue and other income totaled $1,776,000 and $4,746,000, respectively, as compared to $1,017,000 and $1,390,000 during the 2005 periods. The increase in the third quarter of 2006, as compared to the 2005 period, is the result of increased gas volumes being transported through the gas gathering systems. The increase in the nine month 2006 period, as compared to the corresponding 2005 period, is the result of higher throughput, as well as a full period of operations, as the majority of our gas gathering assets were acquired in connection with certain purchases of oil and gas properties during mid-2005.
Expenses. Lease operating expenses for the three and nine month periods ended September 30, 2006 increased to $8,960,000 and $24,738,000, as compared to $6,601,000 and $15,448,000 during the 2005 periods. However, on an Mcfe basis, lease operating expenses for the three and nine month periods of 2006 totaled $1.28, as compared to $1.70 and $1.31 for the 2005 periods. Third quarter 2005 lease operating expenses included approximately $800,000 of well workover and platform painting work. In total, operating costs during the 2006 periods were higher due to a significant increase in the number of producing wells in which we participate due to our 2005 acquisitions and our expanded drilling program during 2005 and the first nine months of 2006. In addition, operating costs were higher in the current periods because of the increased cost of oil field related services prevalent throughout the industry, such as labor, transportation, insurance and materials. Assuming commodity prices stay at or above current levels, we would expect operating expenses to continue to increase for the remainder of 2006 and into 2007.
At September 30, 2006, we had a $2.6 million receivable representing our estimate of costs incurred to repair hurricane related damages that we believe qualifies for insurance reimbursement. Since filing our claim in 2005, we have received a total of $3.4 million in reimbursements.
Production taxes during the third quarter and nine months ended September 30, 2006 totaled $1,772,000 and $4,554,000, as compared to $1,081,000 and $2,217,000 during the 2005 periods. The increase in 2006 production taxes is primarily due to significantly increased production from our Oklahoma, Texas and onshore Louisiana properties. In addition, effective July 1, 2006, the Louisiana severance tax rate increased 48%.
Gas gathering costs during the three and nine month periods ended September 30, 2006 totaled $998,000 and $2,642,000. Because a large portion of our gas gathering assets were acquired in connection with purchases of certain oil and gas properties in mid-2005, gas gathering costs during the respective 2005 periods only totaled $495,000.
General and administrative expenses during the quarter and nine months ended September 30, 2006 totaled $4,561,000 and $10,060,000 as compared to expenses of $1,571,000 and $5,079,000 during the 2005 periods. Included in general and administrative expenses for the three and nine month periods ended September 30, 2006 was $2,122,000 and $3,169,000, respectively, attributable to share based compensation recognized in connection with the adoption of SFAS 123(R) on January 1, 2006. The overall increase in general and administrative expenses is primarily attributable to the 31% increase in our staffing throughout 2005 combined with an additional 16% increase in our staffing during 2006 necessary to manage our increased operational activity. We capitalized $1,453,000 and $4,382,000 of general and administrative costs during the three and nine month periods ended September 30, 2006, respectively, and $1,161,000 and $3,464,000 during the comparable 2005 periods.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the quarter and nine months ended September 30, 2006 totaled $23,158,000 or $3.32 per Mcfe and $60,921,000 or $3.15 per Mcfe, as compared to $10,025,000 or $2.59 per Mcfe and $29,811,000 or $2.53 per Mcfe in the respective periods of 2005. The increase in DD&A expense per Mcfe is primarily due to increased costs to drill for, develop and acquire oil and gas reserves. Assuming commodity prices stay at or above current levels, we would expect the trend of increasing costs to drill for, develop and acquire oil and gas reserves to continue, as high commodity prices will continue to increase the demand for oil and gas properties, equipment and services.
Interest expense, net of amounts capitalized on unevaluated prospects, totaled $3,756,000 and $10,755,000, respectively, during the quarter and nine months ended September 30, 2006 as compared to $3,456,000 and $9,141,000 during the 2005 periods. Included in interest expense for the 2005 periods was a charge of $2,439,000 related to previously deferred financing costs, which were written off in connection with the repayment of amounts outstanding under our credit facilities. We capitalized $1,153,000 and $3,400,000 of interest during the three and nine month periods of 2006 and $924,000 and $1,676,000 during the respective 2005 periods.
Income tax expense during the three and nine month periods of 2006 totaled $4,185,000 and $14,382,000, as compared to $2,718,000 and $7,053,000 during 2005 periods. The increase is primarily the result of the increased operating profit during the 2006 periods, as compared to 2005. We provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of common stock and debt securities and sales of properties.
Source of Capital: Operations
Net cash flow from operations increased from $63,377,000 in the nine month period ended September 30, 2005 to $111,846,000 during the nine month 2006 period. The increase in operating cash flow was primarily the result of higher prices and production volumes realized during 2006.
At September 30, 2006, we had a working capital deficit of $18,337,000 versus a deficit of $31,752,000 at December 31, 2005. The improvement in our working capital was primarily due to the change in the estimated fair value of our derivative instruments, which is a result of lower estimated future commodity prices and the expiration of several hedge contracts. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. At September 30, 2006, we had $33.5 million of available capacity under our bank credit facility.
Source of Capital: Debt
During the second quarter of 2005, we issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”). The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At September 30, 2006, $5.8 million had been accrued in connection with the November 15, 2006 interest payment. At September 30, 2006, we were in compliance with all of the covenants under the Notes.
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
The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of our oil and gas properties. PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves. The borrowing base under the credit facility is based upon the valuation as of January 1 and July 1 of each year of our mortgaged oil and gas properties and any other credit factors deemed relevant by the lenders. The borrowing base is currently $67.5 million. The next scheduled borrowing base re-determination will be on April 1, 2007 and we or the lenders may request additional borrowing base re-determinations. As of September 30, 2006, we had $34 million of borrowings outstanding under the credit facility and we were in compliance with all of the covenants therein.
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
Use of Capital: Exploration and Development
Our exploration and development budget for 2006 will require significant capital. Our 2006 capital budget, which is dependent on commodity prices, drilling success and related completion and facility costs and which excludes acquisitions, is $165 million to $175 million, of which approximately $125 million had been incurred through September 30, 2006.
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
During the third quarter of 2006, we entered into negotiations to sell our interests in 17 mature Gulf of Mexico fields. The closing of the transaction is expected to occur during November 2006, subject to the receipt of regulatory approvals, as well as the satisfaction of customary closing conditions. We expect to receive approximately $17 million in net proceeds from the sale, plus certain future consideration to be received upon the settlement of insurance claims. Net proceeds from the sale are expected to be used to repay outstanding borrowings outstanding under our bank credit facility in order to provide liquidity for investment in projects that we expect to generate greater long-term potential.
The table below outlines the production, revenues, production taxes and lease operating expenses attributable to our interest in the properties that we expect to divest. Certain expenses not directly attributable to these properties such as general and administrative expense, interest expense and depreciation expense, were not presented due to the difficulty in allocating such costs to the particular properties.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Production (Mcfe)	409,000	634,000	1,517,000	2,200,000
Percentage of total Company production	6%	16%	8%	19%

Oil and gas revenues	$2,845,000	$6,099,000	$11,719,000	$17,146,000
Production taxes	24,000	21,000	71,000	47,000
Lease operating expenses	1,708,000	1,894,000	4,610,000	3,791,000

Revenues net of direct operating expenses	$1,113,000	$4,184,000	$7,038,000	$13,308,000

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
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the remainder of 2006, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $4.5 million impact on our revenues.
We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparts this difference multiplied by the quantity hedged. During the quarter and nine month periods ended September 30, 2006, we received from the counterparties to our derivative instruments $1,961,000 and $3,843,000, respectively, in connection with net hedge settlements.
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
As of September 30, 2006, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2006	Swap	5,500 Mmbtu	$4.33
Fourth Quarter 2006	Costless Collar	21,500 Mmbtu	$8.09-11.77
2007	Costless Collar	10,000 Mmbtu	$9.00-11.00

Crude Oil:
Fourth Quarter 2006	Costless Collar	500 Bbls	$48.20-55.95
January-June 2007	Costless Collar	300 Bbls	$65.00-79.10
July-December 2007	Costless Collar	200 Bbls	$65.00-77.70
At September 30, 2006, the Company recognized a net asset of $9.9 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of September 30, 2006, the Company would realize a $5.3 million gain, net of taxes, as an addition to oil and gas sales during the next 12 months. These gains are expected to be reclassified as the oil and gas volumes underlying the derivative contracts are produced and sold.
In October 2006, we entered into the following additional hedge contract:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2007	Costless Collar	7,500 Mmbtu	$7.50-8.70
     Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 19% of our total debt as of September 30, 2006. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of September 30, 2006, and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the fourth quarter of 2006 is approximately $100,000.

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
     We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “full cost ceiling” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If at the end of any fiscal period we determine that the net capitalized costs of oil and natural gas properties exceed the full cost ceiling, we must charge the amount of the excess to earnings in the period then ended. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce our stockholders’ equity. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves.
     At September 30, 2006, we computed the estimated future net cash flows from our proved oil and gas reserves, discounted at 10%, using average quarter end prices of $4.27 per Mcfe and $62.58 per barrel. Due to the low market price for gas at September 30, 2006, our capitalized costs exceeded the full cost ceiling by approximately $37 million, or approximately $23 million net of tax. Subsequent to September 30, 2006, the market price for gas increased substantially. Using oil and gas prices in effect at the end of October 2006, our capitalized costs no longer exceeded the full cost ceiling. As a result, we did not record a write-down of our oil and gas properties at September 30, 2006.

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
          There have been substantial insurance claims made by the oil and gas industry as a result of hurricane damages incurred during 2005 in the Gulf Coast Basin. At September 30, 2006, we had a $2.6 million receivable representing our estimate of costs incurred to repair hurricane related damages that we believe qualify for insurance reimbursement. We understand that insurance carriers are denying claims related to hurricane damage, modifying or otherwise restricting insurance coverage or ceasing to provide certain types of insurance coverage relative to the Gulf Coast Basin. As a result, our insurance costs in 2006 have increased significantly, our insurance coverage is more limited than in prior years and we may not be reimbursed for all of our hurricane related damages. We may not be able to maintain adequate insurance in the future at rates we consider reasonable, or we could experience losses that are not insured or that exceed the maximum limits under our insurance policies. If a significant event that is not fully insured or indemnified occurs, it could materially and adversely affect our financial condition and results of operations.
A substantial portion of our operations is exposed to the additional risk of tropical weather disturbances.
          A substantial portion of our production and reserves is located in Federal waters offshore, onshore South Louisiana and Texas. For example, production from our Main Pass 74 and Ship Shoal 72 fields, which are located offshore Louisiana, represented approximately 37% of our production during the first nine months of 2006. Operations in this area are subject to tropical weather disturbances. Some of these disturbances can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, Hurricanes Katrina and Rita impacted our South Louisiana and Texas operations in August and September of 2005, respectively, causing property damage to certain facilities, a substantial portion of which is expected to be covered by insurance. As a result, a portion of our oil and gas production was shut-in reducing our overall production volumes in the third and fourth quarters of 2005. In addition, production from our Main Pass 74 field, which represented approximately 17% of our third quarter 2006 production, was shut-in from September 2004 to January 2006 due to third party pipeline damage associated with Hurricane Ivan in September 2004. In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks.
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
          As of September 30, 2006, the aggregate amount of our outstanding indebtedness was $182.5 million, which could have important consequences for you, including the following:
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
          Together with our subsidiaries, we may be able to incur substantially more debt in the future in connection with our acquisition, development, exploitation and exploration of oil and natural gas producing properties. Although the indenture governing our 10 3/8% notes contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. As of September 30, 2006, we had $34 million outstanding under our bank credit facility and our borrowing base was $67.5 million. To the extent we add new indebtedness to our current indebtedness levels, the risks described above could substantially increase.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          NONE.
Item 3. DEFAULTS UPON SENIOR SECURITIES
          NONE.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NONE.
Item 5. OTHER INFORMATION
          NONE.

Item 6. EXHIBITS
          Exhibit 10.1, PetroQuest Energy, Inc. Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2006).
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

PETROQUEST ENERGY, INC.

Date: November 2, 2006	/s/ Michael O. Aldridge Michael O. Aldridge Executive Vice President, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
          Exhibit 10.1, PetroQuest Energy, Inc. Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2006).
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