Form 10-K
period 2006-12-31
PETROQUEST ENERGY INC
filed 2007-03-05
CIK 872248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                        to
Commission File Number: 001-32681
PETROQUEST ENERGY, INC.
(Exact name of registrant as specified in its charter)

State of incorporation: Delaware	I.R.S. Employer Identification No. 72-1440714

400 E. Kaliste Saloom Road, Suite 6000
Lafayette, Louisiana	70508
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (337) 232-7028
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.001 per share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes      ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☑ No
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer     ☑ Accelerated filer     ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No
     The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $416,400,000 as of June 30, 2006 (for purposes of this disclosure, the registrant assumed its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are affiliates).
     As of March 1, 2007 the registrant had outstanding 47,815,225 shares of Common Stock, par value $.001 per share.
     Document incorporated by reference: Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held on May 15, 2007, which is incorporated by reference into Part III of this Form 10-K.

     This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-K are forward looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil and natural gas prices, declines in the values of our properties resulting in ceiling test write-downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters, and the operating hazards attendant to the oil and gas business. Although we believe that the expectations reflected in these forward looking statements are reasonable, we cannot assure you that such expectations reflected in these forward looking statements will prove to have been correct.
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
     As used in this Form 10-K, the words “we,” “our,” “us,” “PetroQuest” and the “Company” refer to PetroQuest Energy, Inc., its predecessors and subsidiaries, except as otherwise specified. We have provided definitions for some of the oil and natural gas industry terms used in this Form 10-K in “Glossary of Certain Oil and Natural Gas Terms” beginning on page 42.
PART I
ITEM 1. BUSINESS
Overview
     PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with operations in Oklahoma, Texas and the Gulf Coast Basin. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. For the second consecutive year we achieved annual company records for production, estimated proved reserves, cash flow from operating activities and net income. During 2006, we increased these operational and financial metrics by approximately 60%, 3%, 63% and 12%, respectively, from the previous record levels achieved during 2005.
     Our record results over the last two years reflect our success in leveraging strong commodity prices to accelerate the evaluation of our prospect inventory in the Gulf Coast Basin and increase our penetration into longer life basins in Oklahoma and Texas through significantly increased drilling activity and selective acquisitions. During 2006 and 2005, we drilled a total of 199 gross wells realizing a 91% success rate. This compares with only 74 gross wells drilled throughout the five year period of 2000 through 2004.

     From the commencement of our operations in 1985 through 2002, we focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties in Texas and Oklahoma. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins.
     Specific asset diversification activities included the 2003 acquisition of proved reserves and acreage in the Southeast Carthage Field in East Texas. In 2004, we entered the Arkoma Basin in Oklahoma by building an acreage position, drilling wells and acquiring proved reserves. During 2005, we further increased our presence in Oklahoma through multiple acquisition transactions and an expanded drilling program. We continued our diversification efforts during 2006 by opening an exploration office in Tulsa, Oklahoma to augment our presence in the region, drilling 96 gross wells in Oklahoma and East Texas, which represented 85% of our total gross wells drilled during 2006, and divesting certain mature Gulf of Mexico properties. To manage our geographical and operational expansion, we have increased our staff by approximately 59% since December 2003, including adding personnel with expertise and knowledge specific to long-lived regions.
Business Strategy
     Concentrate in Core Operating Areas and Build Scale. We plan to continue focusing our operations in Oklahoma, Texas and the Gulf Coast Basin, and to continue to build scale, particularly in the longer life onshore regions, through drilling and complementary acquisition activities. Operating in concentrated areas helps us to better control our overhead by enabling us to manage a greater amount of acreage with fewer employees and minimize incremental costs of increased drilling and production. We have substantial geological and reservoir data, operating experience and partner relationships in these regions. We believe that these factors, coupled with the existing infrastructure and favorable geologic conditions with multiple known oil and gas producing reservoirs in these regions, will provide us with attractive investment opportunities.
     Pursue Balanced Growth and Portfolio Mix. We plan to pursue a risk-balanced approach to the growth and stability of our reserves, production, cash flows and earnings. Our goal is to strike a balance between lower risk development and exploitation activities and higher risk and higher impact exploration activities. In addition, we will continue to pursue strategic acquisitions aimed at geographically and operationally diversifying our asset base and increasing our inventory of drilling projects. Through our portfolio diversification efforts, at December 31, 2006, approximately 52% of our estimated proved reserves were located in longer life basins in Oklahoma and Texas and 48% were located in the shorter life, but higher flow rate reservoirs in the Gulf Coast Basin. This compares to 50%, 45% and 35% of our proved reserves located in longer life basins at December 31, 2005, 2004 and 2003, respectively. In terms of production diversification, during 2006, 29% of our production was derived from longer life basins versus 30% in 2005, 16% during 2004 and virtually none in 2003. The decline in production from longer life basins as a percent of our total production during 2006 was primarily due to the restoration of production at Main Pass Block 74 in January 2006 and our discovery at the Turtle Bayou Field, onshore Louisiana. Production from Main Pass Block 74 had been shut-in since September 2004 as a result of damages sustained during Hurricane Ivan. We will continue to seek opportunities to increase our longer life onshore reserves while maintaining some exposure to shorter life, but potentially higher impact Gulf Coast reserves with a goal of having longer life reserves represent approximately 75% of our total estimated proved reserves.
     Manage Our Risk Exposure. We plan to continue several strategies designed to mitigate our operating risks. Since 2003, we have adjusted the working interest we are willing to hold based on the risk level and cost exposure of each project. For example, we typically reduce our working interests in higher risk exploration projects while retaining greater working interests in lower risk development projects. Our partners often agree to pay a disproportionate share of drilling costs relative to their interests, allowing us to allocate our capital spending to maximize our return and reduce the inherent risk in exploration, exploitation and development activities. We also strive to retain operating control of the majority of our properties to control costs and timing of expenditures. At December 31, 2006, we operated approximately 60% of our total estimated proved reserves and managed the drilling and completion activities on an additional 31% of such reserves. In addition, we expect to continue to actively hedge a portion of our future planned production to mitigate the impact of commodity price fluctuations and achieve more predictable cash flows.
     Target Underexploited Properties with Substantial Opportunity for Upside. We plan to maintain a rigorous prospect selection process that enables us to leverage our operating and technical experience in our core operating areas. We intend to target properties with an established production history that may benefit from the latest exploration, drilling, fracturing and operating techniques to more efficiently find, produce and develop oil and gas reserves. In addition, we plan to continue targeting properties with existing infrastructure that provide additional acreage for future development and exploitation opportunities.
     Maintain Our Financial Flexibility. We intend to maintain a disciplined approach to financial management and a strong capital structure to execute our business plan. Historically, key components of our financial discipline have typically included funding expected exploration and development activities with cash flows from operations, establishing appropriate leverage ratios given the volatility of commodity prices, maintaining an active commodity hedging program and accessing the equity capital markets as appropriate. As we did during 2006, we may also opportunistically dispose of mature assets to provide capital for higher potential exploration and development properties that fit our long-term growth strategy.
2006 Financial and Operational Summary
     During 2006, we invested approximately $171 million in exploratory, development and acquisition activities as we drilled a company record 41 gross exploratory wells and 72 gross development wells realizing an overall success rate of 91% on our 2006 drilling program. This drilling activity represented a 31% increase in the number of gross wells drilled during 2005.
     Production during 2006 increased 60% to a company record 25.7 Bcfe. Our estimated proved reserves at December 31, 2006 increased 3% from 2005 totaling 2,731MBbls of oil and 118,153 MMcfe of natural gas, with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on constant prices in effect at year-end (“discounted cash flow”) of $384.3 million. At December 31, 2006, our standardized measure of discounted cash flows, which includes the estimated impact of future income taxes, totaled $332.8 million (see Note 11 to our financial statements). Our growth in estimated proved reserves during 2006 was offset in part by the record year of production and the divestiture of 11.4 Bcfe of reserves.
Gulf Coast Basin
     Turtle Bayou Field. During 2006, we invested $6.5 million in this field on the drilling of one exploratory well. As a result of this discovery, production from the field averaged over 4 MMcfe per day during 2006, a significant increase from 2005 average daily production. In addition, this discovery added approximately 15 Bcfe of net proved reserves representing a nearly four-fold increase in proved reserves in the field from the beginning of 2006. We are evaluating future opportunities, but at present, do not plan to drill any wells in this field during 2007.
     Main Pass Block 74. During January 2006, production was restored at this field after being shut-in since September 2004 in order to complete extensive repairs to third party pipelines damaged by Hurricane Ivan. Production from this field averaged 12.6 MMcfe per day during 2006 and represented approximately 18% of our total 2006 production.
Oklahoma
     During 2006, we drilled 77 gross wells on our Oklahoma properties achieving a 92% success rate. In total, we invested $33 million in Oklahoma during 2006 or 19% of our total 2006 capital expenditures. As a result, we were able to grow average daily production in 2006 from our Oklahoma properties to 9.1 MMcfe, a 98% increase from our 2005 average daily production. During late 2006, we began our initial drilling program to evaluate the Woodford Shale formation on portions of our Oklahoma acreage. During 2007, we expect to spend approximately $30 million in this region on the drilling of a combination of vertical and horizontal wells and the acquisition of 3-D seismic data to target this potentially significant formation.
Texas
     SE Carthage Field. During December 2003, we acquired working interests in approximately 41,000 acres in this field, which had approximately 80 producing wells. During 2006, we invested $38 million on the successful drilling of 13 wells in this field. Net production from this field averaged 11 MMcfe per day during 2006, an approximate 36% increase from 2005 average daily production. During 2007, we expect to invest approximately $40 million and drill 15 wells in this field.
Markets and Customers
     We sell our natural gas and oil production under fixed or floating market contracts. Customers purchase all of our natural gas and oil production at current market prices. The terms of the arrangement generally require customers to pay us within 30 days after the production month ends. As a result, if the customers were to default on their payment obligations to us, near-term earnings and cash flows would be adversely affected. However, due to the availability of other markets and pipeline connections, we do not believe that the loss of these customers or any other single customer would adversely affect our ability to market production. Our ability to market oil and natural gas from our wells depends upon numerous factors beyond our control, including:
•	the extent of domestic production and imports of oil and natural gas;

•	the proximity of the natural gas production to pipelines;

•	the availability of capacity in such pipelines;

•	the demand for oil and natural gas by utilities and other end users;

•	the availability of alternative fuel sources;

•	the effects of inclement weather;

•	state and federal regulation of oil and natural gas production, and

•	federal regulation of gas sold or transported in interstate commerce.
     No assurance can be given that we will be able to market all of the oil or natural gas we produce or that favorable prices can be obtained for the oil and natural gas we produce.
     In view of the many uncertainties affecting the supply and demand for oil, gas and refined petroleum products, we are unable to predict future oil and gas prices and demand or the overall effect such prices and demand will have on the Company. For the year ended December 31, 2006, we had four customers who accounted for 22%, 14%, 12% and 11% of our oil and gas revenue, respectively. For the year ended December 31, 2005, we had three customers who accounted for 20%, 16% and 12% of our oil and gas revenue, respectively and for the year ended December 31, 2004, we had two customers who accounted for 26% and 24% of our oil and gas revenue, respectively. These percentages do not consider the effects of financial hedges. We do not believe that the loss of any of our oil or gas purchasers would have a material adverse effect on our operations due to the availability of other purchasers.
Federal Regulations
     Sales and Transportation of Natural Gas. Historically, the transportation and sales for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”) and Federal Energy Regulatory Commission (“FERC”) regulations. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated the price for all “first sales” of natural gas. Thus, all of our sales of gas may be made at market prices, subject to applicable contract provisions. Sales of natural gas are affected by the availability, terms and cost of pipeline transportation. Since 1985, the FERC has implemented regulations intended to make natural gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis. We cannot predict what further action the FERC will take on these matters. Some of the FERC’s more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which we compete.
     The Outer Continental Shelf Lands Act (the “OCSLA”) requires that all pipelines operating on or across the shelf provide open-access, non-discriminatory service. There are currently no regulations implemented by the FERC under its OCSLA authority on gatherers and other entities outside the reach of its NGA jurisdiction. Therefore, we do not believe that any FERC or Minerals Management Service (the “MMS”) action taken under OCSLA will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers with which we compete.
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
     On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (the “2005 EPA”). This comprehensive act contains many provisions that will encourage oil and gas exploration and development in the U.S. The 2005 EPA directs the FERC, MMS and other federal agencies to issue regulations that will further the goals set out in the 2005 EPA. The 2005 EPA amends the NGA to make it unlawful for “any entity”, including otherwise non-jurisdictional producers such as us, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. On January 20, 2006, the FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of the FERC’s enforcement authority. We do not anticipate we will be affected any differently than other producers of natural gas.
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
     Federal Leases. We maintain operations located on federal oil and gas leases, which are administered by the MMS pursuant to the OCSLA. These leases are issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed MMS regulations and orders that are subject to interpretation and change by the MMS.
     For offshore operations, lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the United States Environmental Protection Agency (“EPA”), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities.
     To cover the various obligations of lessees on the Outer Continental Shelf, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or assurances can be substantial, and there is no assurance that they can be obtained in all cases. We are currently exempt from the supplemental bonding requirements of the MMS. Under some circumstances, the MMS may require operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition, cash flows and results of operations.
     The MMS also administers the collection of royalties under the terms of the OCSLA and the oil and gas leases issued under the Act. The amount of royalties due is based upon the terms of the oil and gas leases as well as of the regulations promulgated by the MMS. The MMS regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases provide that the MMS will collect royalties based upon the market value of oil produced from federal leases. The 2005 EPA formalizes the royalty in-kind program of the MMS, providing that the MMS may take royalties in-kind if the Secretary of the Interior determines that the benefits are greater than or equal to the benefits that are likely to have been received had royalties been taken in value. These regulations are amended from time to time, and the amendments can affect the amount of royalties that we are obligated to pay to the MMS. However, we do not believe that these regulations or any future amendments will affect us in a way that materially differs from the way it affects other oil and gas producers, gatherers and marketers.
     Federal, State or American Indian Leases. In the event we conduct operations on federal, state or American Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management (“BLM”) or MMS or other appropriate federal or state agencies.
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
     Our activities with respect to exploration and production of oil and natural gas, including the drilling of wells and the operation and construction of pipelines, plants and other facilities for extracting, transporting, processing, treating or storing natural gas and other petroleum products, are subject to stringent environmental regulation by state and federal authorities including the EPA. Such regulation can increase the cost of planning, designing, installation and operation of such facilities. In most instances, the regulatory requirements relate to water and air pollution control measures. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities are inherent in oil and gas production operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, would result in substantial costs and liabilities to us.
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
Corporate Offices
     Our headquarters are located in Lafayette, Louisiana, in approximately 43,500 square feet of leased space, with exploration offices in Houston, Texas and Tulsa, Oklahoma, in approximately 5,500 square feet and 5,000 square feet, respectively, of leased space. We also maintain owned or leased field offices in the areas of the major fields in which we operate properties or have a significant interest. Replacement of any of our leased offices would not result in material expenditures by us as alternative locations to our leased space are anticipated to be readily available.
Employees
     We had 70 full-time employees as of December 31, 2006. In addition to our full time employees, we utilize the services of independent contractors to perform certain functions. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement.
Available Information
     We make available free of charge, or through the “Investor Relations-Corporate Reports” section of our website at www.petroquest.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished to the Securities and Exchange Commission. Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available through the “Investor Relations-Corporate Governance” section of our website or in print to any stockholder who requests them. On June 1, 2006, we submitted our Section 303A Annual CEO certification to the New York Stock Exchange.
ITEM 1A. RISK FACTORS
Risks Related to Our Business, Industry and Strategy
Our future success depends upon our ability to find, develop, produce and acquire additional oil and natural gas reserves that are economically recoverable.
     As is generally the case in the Gulf Coast Basin where the majority of our current production is located, many of our producing properties are characterized by a high initial production rate, followed by a steep decline in production. In order to maintain or increase our reserves, we must constantly locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. We must do this even during periods of low oil and natural gas prices when it is difficult to raise the capital necessary to finance our exploration, development and acquisition activities. Without successful exploration, development or acquisition activities, our reserves and revenues will decline rapidly. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have access to necessary financing for these activities, either of which would have a material adverse effect on our financial condition.
Oil and natural gas prices are volatile, and a substantial and extended decline in the prices of oil and natural gas would likely have a material adverse effect on our financial condition.
     Our revenues, results of operations, profitability and future growth, and the carrying value of our oil and natural gas properties depend to a large degree on prevailing oil and natural gas prices. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to a variety of other factors beyond our control.
     These factors include:
•	relatively minor changes in the supply of or the demand for oil and natural gas;

•	market uncertainty;

•	the level of consumer product demand;

•	weather conditions in the United States, such as hurricanes;

•	the condition of the United States and worldwide economies;

•	the actions of the Organization of Petroleum Exporting Countries;

•	domestic and foreign governmental regulation, including price controls adopted by the Federal Energy Regulatory Commission;

•	political instability in the Middle East and elsewhere;

•	the price of foreign imports of oil and natural gas; and

•	the price and availability of alternate fuel sources.
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
     A substantial portion of our production and reserves is located in the Gulf of Mexico and along the Gulf Coast Basin. For example, production from our Main Pass 74 and Ship Shoal 72 fields, which are located offshore Louisiana, represented approximately 36% of our production during 2006. Operations in this area are subject to tropical weather disturbances. Some of these disturbances can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, Hurricanes Katrina and Rita impacted our South Louisiana and Texas operations in August and September of 2005, respectively, causing property damage to certain facilities, a substantial portion of which was covered by insurance. As a result, a portion of our oil and gas production was shut-in reducing our overall production volumes in the third and fourth quarters of 2005. In addition, production from our Main Pass 74 field, which represented approximately 18% of our 2006 production, was shut-in from September 2004 to January 2006 due to third party pipeline damage associated with Hurricane Ivan in September 2004. In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks.
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
     We maintain several types of insurance to cover our operations, including worker’s compensation, maritime employer’s liability and comprehensive general liability. Amounts over base coverages are provided by primary and excess umbrella liability policies. We also maintain operator’s extra expense coverage, which covers the control of drilling or producing wells as well as redrilling expenses and pollution coverage for wells out of control.
     There were substantial insurance claims made by the oil and gas industry as a result of hurricane damages incurred during 2005 in the Gulf Coast Basin. In certain circumstances, some insurance carriers denied claims related to hurricane damage and modified, or in some cases, restricted insurance coverage or ceased to provide certain types of insurance coverage relative to the Gulf Coast Basin. As a result, our insurance costs have increased significantly, our insurance coverage is more limited than in prior years and we may not be reimbursed for all of our hurricane related damages. We may not be able to maintain adequate insurance in the future at rates we consider reasonable, or we could experience losses that are not insured or that exceed the maximum limits under our insurance policies. If a significant event that is not fully insured or indemnified occurs, it could materially and adversely affect our financial condition and results of operations.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.
     As of December 31, 2006, the aggregate amount of our outstanding indebtedness was $195.5 million, which could have important consequences for you, including the following:
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
     Together with our subsidiaries, we may be able to incur substantially more debt in the future in connection with our acquisition, development, exploitation and exploration of oil and natural gas producing properties. Although the indenture governing our 10 3/8% notes contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. As of December 31, 2006, we had $47 million outstanding under our bank credit facility and our borrowing base was $75 million. To the extent we add new indebtedness to our current indebtedness levels, the risks described above could substantially increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.
     Our ability to make payments on and to refinance our indebtedness, including our 10 3/8% notes, and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions and other factors that are beyond our control, including the prices that we receive for oil and natural gas.
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
     The oil and gas industry is cyclical, and at times there can be a shortage of drilling rigs, equipment, supplies and personnel. The costs and delivery times of rigs, equipment and supplies has increased in recent years as oil and natural gas prices have increased relative to historical averages. In addition, demand for, and wage rates of, qualified drilling rig crews have risen with increases in the number of active rigs in service. Shortages of drilling rigs, equipment, supplies or personnel could delay or restrict our exploration and development operations, which in turn could impair our financial condition and results of operations.
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
     Our competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines and national and local natural gas gatherers, many of which possess greater financial and other resources than we do. If we are unable to successfully compete against our competitors, our business, prospects, financial condition and results of operations may be adversely affected.
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
     Approximately 28% of our estimated proved reserves at December 31, 2006 are undeveloped and 23% are developed, non-producing. Estimates of undeveloped and non-producing reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop and produce our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated. In addition, the recovery of undeveloped reserves is generally subject to the approval of development plans and related activities by applicable state and/or federal agencies. Statutes and regulations may affect both the timing and quantity of recovery of estimated reserves. Such statutes and regulations, and their enforcement, have changed in the past and may change in the future, and may result in upward or downward revisions to current estimated proved reserves.
     You should not assume that the present value of future net revenues referred to in this document is the current market value of our estimated oil and natural gas reserves. In accordance with Commission requirements, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by natural gas purchasers or in governmental regulations or taxation may also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with our operations or the oil and natural gas industry in general will affect the accuracy of the 10% discount factor.
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
     Even though we perform due diligence reviews (including a review of title and other records) of the major properties we seek to acquire that we believe is consistent with industry practices, these reviews are inherently incomplete. It is generally not feasible for us to perform an in-depth review of every individual property and all records involved in each acquisition. However, even an in-depth review of records and properties may not necessarily reveal existing or potential problems or permit us to become familiar enough with the properties to assess fully their deficiencies and potential. Even when problems are identified, we may assume certain environmental and other risks and liabilities in connection with the acquired businesses and properties. The discovery of any material liabilities associated with our acquisitions could harm our results of operations.
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
     Our ability to execute our operating strategy is highly dependent on our having access to capital. We have historically addressed our long-term liquidity needs through the use of bank credit facilities, second lien term credit facilities, the issuance of equity and debt securities, the use of proceeds from the sale of assets and the use of cash provided by operating activities. We will continue to examine the following alternative sources of long-term capital:
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
     We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. These financial arrangements take the form of costless collars or swap contracts and are placed with major trading counterparties whom we believe represent minimum credit risks. We cannot assure you that these trading counterparties will not become credit risks in the future. Hedging arrangements expose us to risks in some circumstances, including situations when the counterparty to the hedging contract defaults on the contract obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements may limit the benefit we could receive from increases in the market or spot prices for natural gas and oil. Although oil and gas hedges increased our total oil and gas sales by approximately $6.8 million during 2006, in 2005 oil and gas hedges reduced our total oil and gas sales by approximately $15.8 million. We cannot assure you that the hedging transactions we have entered into, or will enter into, will adequately protect us from fluctuations in natural gas and oil prices.
The loss of key management or technical personnel could adversely affect our ability to operate.
     Our operations are dependent upon a relatively small group of key management and technical personnel, including Charles T. Goodson, our Chairman, Chief Executive Officer and President, Stephen H. Green, our Senior Vice President-Exploration, and Arthur M. Mixon, our Executive Vice President-Operations. In addition, we employ numerous other skilled technical personnel, including geologists, geophysicists and engineers that are essential to our operations. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. The unexpected loss of the services of one or more of any of these key management or technical personnel could have an adverse effect on our operations.
     There is presently a shortage of qualified geologists and geophysicists necessary to fill our requirements and the requirements of the oil and gas industry, and the market for such individuals is highly competitive. Our inability to hire or retain the services of such individuals could have a adverse effect on our operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
     For a description of the Company’s recent acquisition, exploration and development activities, see Item 1. Business– 2006 Financial and Operational Summary.

Oil and Gas Reserves
     The following table sets forth certain information about our estimated proved reserves as of December 31, 2006.

	Proved	Proved	Total
	Developed	Undeveloped	Proved
Oil (MBbls)	2,528	203	2,731
Natural Gas and NGL (MMcfe)	81,487	36,666	118,153
Estimated pre-tax future net cash flows	$418,297,716	$97,715,074	$516,012,790
Discounted pre-tax future net cash flows	$331,053,187	$53,259,449	$384,312,636
     At December 31, 2006, our standardized measure of discounted cash flows, which includes the estimated impact of future income taxes, totaled $332.8 million (see Note 11 to our financial statements). Ryder Scott Company, L.P., our independent petroleum engineers, prepared the estimates of proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31, 2006. Reserves were estimated using oil and gas prices and production and development costs in effect at December 31, 2006 without escalation, and were prepared in accordance with Securities and Exchange Commission regulations regarding disclosure of oil and gas reserve information. The product prices used in developing the above estimates averaged $59.85 per Bbl of oil and $5.28 per Mcfe of gas. The above cash flow amounts include a reduction for estimated plugging and abandonment costs that has been reflected as a liability on our balance sheet at December 31, 2006, in accordance with Statement of Financial Accounting Standards No. 143.
     We have not filed any reports with other federal agencies that contain an estimate of total proved net oil and gas reserves.
Production, Pricing and Production Cost Data
     The following table sets forth our production, pricing and production cost data during the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Production:
Oil (Bbls)	694,724	665,400	818,405
Gas (Mcfe)	21,528,323	12,058,377	9,305,075
Total Production (Mcfe)	25,696,667	16,050,777	14,215,505

Average sales prices (1):
Oil (per Bbl)	$60.91	$45.76	$35.31
Gas (per Mcfe)	7.04	7.47	5.99
Per Mcfe	7.54	7.51	5.95
Average Production Cost per Mcfe (2)	$1.61	$1.54	$1.04

(1)	Includes the effects of hedges.

(2)	Production costs include lease operating costs and production taxes.

Oil and Gas Drilling Activity
     The following table sets forth the wells drilled and completed by us during the periods indicated. All wells were drilled in the continental United States:

	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net

Exploration:
Productive	37	15.82	32	14.82	17	8.87
Non-productive	4	0.95	3	1.53	1	0.18

Total	41	16.77	35	16.35	18	9.05

Development:
Productive	66	26.40	46	30.90	15	9.90
Non-productive	6	2.89	5	4.29	—	—

Total	72	29.29	51	35.19	15	9.90

     We owned working interests in 16 gross (10 net) producing oil wells and 571 gross (217 net) producing gas wells at December 31, 2006. Of the 587 gross productive wells at December 31, 2006, 14 had dual completions. At December 31, 2006, we had 11 gross wells in progress.
Leasehold Acreage
     The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2006:

	Leasehold Acreage
	Developed		Undeveloped
	Gross	Net	Gross	Net
Mississippi (onshore)	801	508	690	438
Alabama (onshore)	—	—	6,957	5,218
Arkansas	—	—	1,021	1,021
Louisiana (onshore)	7,359	2,592	13,996	4,796
Louisiana (offshore)	2,611	938	7,344	1,061
Oklahoma	56,603	20,110	29,039	26,083
Texas (onshore)	19,883	10,935	46,873	31,607
Federal Waters	29,277	11,984	71,039	46,411

Total	116,534	47,067	176,959	116,635

     Leases covering 11% of our gross undeveloped acreage will expire in 2007, 11% in 2008 and 23% in 2009.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The following graph illustrates the yearly percentage change in the cumulative stockholder return on our common stock, compared with the cumulative total return on the NYSE/AMEX Stock Market (U.S. Companies) Index and the NYSE Stocks — Crude Petroleum and Natural Gas Index, for the five years ended December 31, 2006.

Market Price of and Dividends on Common Stock
     On November 30, 2005, our common stock began trading on the New York Stock Exchange under the symbol “PQ.” Prior to that, our stock was traded on The Nasdaq Stock Market under the symbol “PQUE.” The following table lists high and low sales prices per share for the periods indicated:

	NYSE/Nasdaq Stock Market
	High	Low
2005

1st Quarter	$7.75	$4.53
2nd Quarter	7.08	5.12
3rd Quarter	11.17	6.50
4th Quarter	11.17	7.96

2006

1st Quarter	$12.11	$8.25
2nd Quarter	13.00	9.35
3rd Quarter	12.58	9.55
4th Quarter	14.40	9.87
     As of March 1, 2007, there were 447 common stockholders of record.
     We have not paid dividends on our common stock and intend to retain our cash flow from operations for the future operation and development of our business. Our bank credit facility and the indenture governing the 10 3/8% senior notes contain customary restrictions with respect to the declaration or payment of any dividends or distributions. We made no repurchases of our common stock during the year ended December 31, 2006.
ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 2006 has been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.

	Year Ended December 31,
	2006 (a)	2005	2004	2003 (b)	2002
		(in thousands except per share data)
Revenues	$200,544	$124,594	$84,868	$48,688	$48,238
Net Income	23,986	21,417	16,348	3,640	2,307
Net Income per share:
Basic	0.50	0.46	0.37	0.08	0.06
Diluted	0.49	0.44	0.35	0.08	0.06
Oil and Gas Properties, net	431,814	365,183	211,683	160,229	120,746
Total Assets	518,290	431,470	231,617	176,384	132,063
Long-term Debt	195,537	158,340	38,500	22,200	2,400
Stockholders’ Equity	189,711	144,537	121,277	107,727	97,770

(a)	During 2006, the Company adopted SFAS No. 123(R). Amounts recognized during 2006 relative to SFAS 123(R) reduced net income by $3.7 million, or $0.08 per share.

(b)	During 2003, the Company adopted SFAS No. 143. The cumulative effect of adoption resulted in a gain of $849,000, or $0.02 per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     PetroQuest Energy, Inc. is an independent oil and gas company, which from the commencement of operations in 1985 through 2002, was focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties in Texas and Oklahoma. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins.
     Specific asset diversification activities included the 2003 acquisition of proved reserves and acreage in the Southeast Carthage Field in East Texas. In 2004, we entered the Arkoma Basin in Oklahoma by building an acreage position, drilling wells and acquiring proved reserves. During 2005 we further increased our presence in Oklahoma through multiple acquisition transactions and an expanded drilling program. Our diversification efforts continued during 2006 through the opening of an exploration office in Tulsa, Oklahoma to augment our increased presence in the region, drilling of 96 gross wells in Oklahoma and East Texas, which represented approximately 85% of our total gross wells drilled during 2006, and divestiture of certain mature Gulf of Mexico properties. Through these efforts, at December 31, 2006, 52% of our estimated proved reserves were located in longer life basins as compared to 50% at December 31, 2005 and 45% at December 31, 2004. During 2006, 29% of our production was derived from longer life basins versus 30% during 2005, 16% during 2004 and virtually none in 2003. The decline in production from longer life basins as a percent of our total production during 2006 was primarily due to the restoration of production at Main Pass Block 74 in January 2006 and our discovery at the Turtle Bayou Field, onshore Louisiana. Our Main Pass Block 74 field had been shut in since September 2004 as a result of damages sustained during Hurricane Ivan.
     For the second consecutive year we were successful in achieving annual company records for production, estimated proved reserves, cash flow from operating activities and net income. During 2006, we increased these operational and financial metrics by 60%, 3%, 63% and 12%, respectively, from the previous record levels achieved during 2005. Our record results over the last two years reflect our success in leveraging strong commodity prices to accelerate the evaluation of our prospect inventory in the Gulf Coast Basin and increase our penetration into longer life basins through significantly increased drilling activity and selective acquisitions. The growth in our estimated proved reserves during 2006 was offset in part by our record 2006 production and the sale of 11.4 Bcfe of estimated proved reserves. During 2006, we invested approximately $171 million in exploratory, development and acquisition activities as we drilled a company record 113 gross wells realizing an overall success rate of 91% on our 2006 drilling program. This drilling activity represented a 31% increase in the number of gross wells drilled during 2005. Over the past two years we have drilled 199 gross wells with a 91% success rate. This compares to 74 gross wells drilled during the five year period 2000 through 2004.
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
Reserve Estimates
     Our estimates of proved oil and gas reserves constitute quantities that we are reasonably certain of recovering in future years. At the end of each year, our proved reserves are estimated by independent petroleum engineers in accordance with guidelines established by the SEC. These estimates, however, represent projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of such oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variance may be material.

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
     Our hedges are specifically referenced to the NYMEX index prices we receive for our designated production. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX index prices and the posted prices we receive from the designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2006, our derivative instruments were considered effective cash flow hedges.
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
New Accounting Standards
     In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), “Share Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of stock options and restricted stock, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. The effective date for adoption is the first fiscal year beginning on or after June 15, 2005. Accordingly, we adopted the standard during the first quarter of 2006.
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
     During 2006, we recognized $5.6 million of share based compensation expense. This non-cash expense is reflected as a component of our general and administrative expense. The impact to net income of adopting SFAS 123(R) during 2006 was $3.7 million, or approximately $0.08 per basic and diluted share.
     At December 31, 2006, we had $13.2 million of unrecognized compensation expense related to granted, but unvested restricted stock and stock options. This expense will be recognized over a weighted average period of 3.6 years from December 31, 2006. See Note 1 to our financial statements for more detailed information relative to share based compensation.
     We previously accounted for our share based compensation plans under the principles prescribed by APB Opinion No. 25. Accordingly, no share based compensation cost is reflected in net income prior to January 1, 2006, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 1 for disclosure of share based compensation cost prior to January 1, 2006 reflected on a pro forma basis as prior period financial statements have not been restated.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 will become effective for fiscal years beginning after December 15, 2006. We do not believe that FIN 48 will have an impact on our financial position or results of operations.

Results of Operations
     The following table sets forth certain operating information with respect to our oil and gas operations for the years ended December 31, 2006, 2005 and 2004. Our historical results are not necessarily indicative of results to be expected in future periods.

	Year Ended December 31,
	2006	2005	2004
Production:
Oil (Bbls)	694,724	665,400	818,405
Gas (Mcfe)	21,528,323	12,058,377	9,305,075
Total Production (Mcfe)	25,696,667	16,050,777	14,215,505

Sales:
Total oil sales	$42,317,332	$30,446,897	$28,896,550
Total gas sales	151,544,026	90,105,054	55,698,797

Total oil and gas sales	$193,861,358	$120,551,951	$84,595,347

Average sales prices:
Oil (per Bbl)	$60.91	$45.76	$35.31
Gas (per Mcfe)	7.04	7.47	5.99
Per Mcfe	7.54	7.51	5.95
     The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of $9,634,000, ($10,242,000) and ($1,064,000) and oil hedges of ($2,785,000), ($5,572,000) and ($4,197,000) for the years ended December 31, 2006, 2005 and 2004, respectively.
Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005
Net income for the year ended December 31, 2006 increased 12% to $23,986,000, as compared to $21,417,000 for the year ended December 31, 2005. The results were attributable to the following components:
Production
     Oil production during 2006 totaled 694,724 barrels, a 4% increase from 2005, while natural gas production increased 78% to 21.5 Bcfe from 2005 gas production of 12.1 Bcfe. On a gas equivalent basis, production for 2006 totaled 25.7 Bcfe, a 60% increase from the 2005 period.
     Contributing to the increase in production during 2006 was the restoration of production at our Main Pass 74 field in January 2006 and production attributable to the 91% drilling success rates we achieved during each of 2005 and 2006. Production from Main Pass 74 accounted for 18% of our total production for 2006. Production gains during 2006 were offset by the shut-in of the majority of production at our Ship Shoal Block 72 field during October and November 2006 due to work on the main field pipeline and the sale of certain mature Gulf of Mexico properties in November 2006. Production from Ship Shoal Block 72 accounted for approximately 20% of our total production during the nine months ended September 30, 2006. Production during the third and fourth quarters of 2005 was negatively impacted by Hurricanes Katrina and Rita.
     During 2006, 84% of our total production was natural gas as compared to 75% during 2005. This shift towards natural gas is primarily the result of our expanded operations in Texas and Oklahoma where the production is primarily natural gas. Also contributing to the increase in gas as a percent of total production was the shut-in of Ship Shoal 72 discussed above. Ship Shoal 72, which was brought back on-line in December 2006, produces substantial oil volumes which we expect will have the effect of reducing gas as a percentage of total production during 2007.
     Based on our drilling success during 2006 and assuming we are able to maintain our historically high drilling success rates with our 2007 drilling program (90% success rate over the last five years on 252 gross wells drilled), we expect that our production will continue to increase during 2007, as compared to 2006’s production.

Prices
     Average oil prices per barrel during 2006 were $60.91 versus $45.76 during 2005. Average gas prices per Mcf were $7.04 during 2006 as compared to $7.47 during 2005. Stated on a gas equivalent basis, unit prices received during 2006 were essentially flat as compared to the prices received during 2005.
Revenue
     Oil and gas sales during 2006 increased 61% to $193,861,000 from $120,552,000 during 2005 as a result of increased production volumes. Assuming commodity prices remain at current levels, we expect that our revenues would continue to increase as we expect to grow our production during 2007 through drilling and strategic acquisitions of producing properties.
     During 2006, gas gathering revenue and other income totaled $6,683,000 as compared to $4,042,000 during 2005. The increase in 2006, as compared to 2005, is the result of increased gas volumes being transported through the gas gathering systems, as well as a full year of operations, as the majority of our gas gathering assets were acquired in connection with certain purchases of oil and gas properties during mid-2005.
Expenses
     Lease operating expenses during 2006 increased to $34,735,000 as compared to $20,972,000 during 2005. However, on an Mcfe basis, lease operating expenses totaled $1.35 per Mcfe in 2006, only a 3% increase from the $1.31 per Mcfe of operating costs in 2005. Operating costs during 2006 were higher than in 2005 due to the increases in costs for oil field related services prevalent throughout the industry, such as labor, transportation, insurance and materials. Assuming commodity prices remain at current levels, we would expect lease operating expenses during 2007 to approximate 2006.
     At December 31, 2006, we had a $2.6 million receivable representing costs incurred to repair hurricane related damages that we believe qualify for reimbursement under our insurance policies. Since filing our claim in late 2005, we have received a total of $6.7 million in reimbursements.
     Production taxes increased to $6,576,000 during 2006 from $3,764,000 during 2005. The increase in 2006 production taxes is primarily due to significantly increased production from our Oklahoma, Texas and onshore Louisiana properties, as well as a 48% increase in the Louisiana severance tax rate effective July 1, 2006. In addition, Main Pass 74, which is located in Louisiana state waters and is thus subject to production taxes, was brought back on-line in January 2006.
     Gas gathering costs during 2006 totaled $3,637,000. Because the majority of our gas gathering assets were acquired in connection with purchases of certain oil and gas properties in mid-2005, gas gathering costs during 2005 only totaled $1,246,000.
     General and administrative expenses during 2006 totaled $15,122,000 as compared to $7,347,000 during 2005, net of amounts capitalized of $6,191,000 and $4,807,000, respectively. Included in 2006 general and administrative expenses was $5,651,000 attributable to share based compensation recognized in connection with the adoption of SFAS 123(R) on January 1, 2006. Excluding the impact of the adoption of SFAS 123(R), the increase in general and administrative expenses is primarily due to the 11% increase in our staffing level during 2006 in order to accommodate our increased operational activities.
     Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for 2006 increased 95% to $82,928,000 as compared to $42,513,000 in 2005. The increase in DD&A expense is the result of the growth in our oil and gas properties over the last two years from our significantly expanded drilling activity and several property acquisitions during 2005. On an Mcfe basis, the DD&A rate on oil and gas properties totaled $3.23 per Mcfe during 2006 as compared to $2.65 per Mcfe for 2005. The increase in our DD&A expense per Mcfe is primarily due to increased costs to drill for, develop and acquire oil and gas reserves and the impact of four unsuccessful wells drilled in the Gulf Coast Basin during 2006. Assuming commodity prices remain at current levels, we would expect the costs to drill for, develop and acquire oil and gas reserves to generally approximate 2006 levels.
     Interest expense, net of amounts capitalized on unevaluated assets, totaled $14,513,000 during 2006 versus $12,371,000 during 2005. Included in interest expense during 2005 was a charge of $2,575,000 primarily related to previously deferred financing costs, which were written off in connection with the repayment of amounts outstanding under our credit facilities. The increase in interest expense, as compared to 2005, is primarily due to the impact of a full year of interest on our 10 3/8% senior notes due 2012 (the “Notes”) during 2006, which were issued during the second quarter of 2005. We capitalized $4,650,000 and $2,912,000 of interest during 2006 and 2005, respectively.

     Income tax expense of $14,604,000 was recognized during 2006 as compared to $12,477,000 during 2005. The increase is primarily due to the higher operating profit during 2006. We provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
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
     During 2005, gas gathering revenue and other income totaled $4,042,000 as compared to $273,000 during 2004. The increase in 2005 is primarily due to income generated by our gas gathering assets acquired during 2005 and interest income earned on cash proceeds from the Notes.
Expenses
     Lease operating expenses during 2005 increased to $20,972,000 as compared to $13,161,000 during 2004. On an Mcfe basis, lease operating expenses totaled $1.31 per Mcfe in 2005, a 41% increase from the $0.93 per Mcfe of operating expenses in 2004. At December 31, 2005, we owned working interests in 596 gross wells, as compared to 197 gross wells at December 31, 2004. Operating costs during 2005 were higher due to this significant increase in the number of producing wells in which we participate, as well as the increases in costs for oil field related services prevalent throughout the industry, such as labor, transportation, insurance and materials.
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
Source of Capital: Operations
     Net cash flow from operations increased from $73,190,000 during 2005 to $119,622,000 in 2006. The increase in operating cash flow was primarily attributable to our growth in production during 2006.
     At December 31, 2006, we had a working capital deficit of $7,891,000 versus a deficit of $31,752,000 at December 31, 2005. The improvement in our working capital balance was primarily due to the change in the estimated fair value of our derivative instruments, which is the result of lower estimated future commodity prices and the expiration of several hedge contracts. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. At December 31, 2006, we had $28 million of available capacity under our bank credit facility.
Source of Capital: Debt
     During the second quarter of 2005, we issued the Notes, which have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At December 31, 2006, $1.9 million had been accrued in connection with the May 15, 2007 interest payment. At December 31, 2006, we were in compliance with all of the covenants under the Notes.
     On November 18, 2005, we and our wholly owned subsidiary, PetroQuest Energy, L.L.C., entered into the Second Amended and Restated Credit Agreement. The credit agreement, which was amended in December 2005, provides for a $100 million revolving credit facility that permits us to borrow amounts based on the available borrowing base as determined in the credit facility. The credit facility also allows us to use up to $15 million of the borrowing base for letters of credit and matures on November 19, 2009.
     The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of our oil and gas properties. PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves. The borrowing base under the credit facility is currently $75 million. As of December 31, 2006, we had $47 million of borrowings outstanding under the credit facility and we were in compliance with all of the covenants therein.
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
     During November 2006, we closed the sale of our interests in 17 mature Gulf of Mexico fields for approximately $17 million, subject to customary post-closing adjustments, plus certain future consideration to be received upon the settlement of insurance claims. In addition to the cash proceeds received, we were relieved of approximately $6 million of estimated discounted future abandonment obligations relative to these properties.
     The table below outlines the production, revenues, production taxes and lease operating expenses attributable to our interest in the properties that were divested. Because the majority of the properties sold were acquired during 2005, the impact on 2004 results is minimal. Certain expenses not directly attributable to these properties such as general and administrative expense, interest expense and depreciation expense, were not presented due to the difficulty in allocating such costs to the particular properties.

	Years Ended
	December 31,
	2006	2005
Production (Mcfe)	1,742,000	2,487,300
Percentage of total Company production	7%	15%
Oil and gas revenues	$13,228,000	$20,377,000
Production taxes	87,000	52,000
Lease operating expenses	5,979,000	5,227,000

Revenues net of direct operating expenses	$7,162,000	$15,098,000

Use of Capital: Exploration and Development
     We have an exploration and development program budget for 2007 that will require significant capital. Our capital budget for 2007 is expected to range from $160 million to $175 million. Based on our outlook of commodity prices and estimated production, we believe that cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund planned 2007 exploration and development activities. In the future, our exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional borrowings from banks or other lenders, sales of properties, or joint venture arrangements with industry partners. We cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis. We do not explicitly budget for acquisitions, however, we spend considerable effort evaluating acquisition opportunities. Depending on the size of the acquisition, we would expect to finance the transaction using our bank credit facility or, if necessary, additional equity or debt financings. We cannot assure you that such financings will be available on acceptable terms, if at all.
Contractual Obligations
     The following table summarizes our contractual obligations as of December 31, 2006 (in thousands):

							After
	Total	2007	2008	2009	2010	2011	2011
Bank debt (1)	$57,576	$3,408	$3,525	$50,643	$—	$—	$—
10 3/8% senior notes (1)	233,651	15,563	15,563	15,563	15,563	15,563	155,836
Purchase obligations (2)	38,850	20,975	9,125	8,750	—	—	—
Operating leases (3)	2,930	891	880	888	189	71	11
Capital projects (4)	20,239	9,028	435	145	225	399	10,007
Total	$353,246	$49,865	$29,528	$75,989	$15,977	$16,033	$165,854

(1)	Includes principal and estimated interest.

(2)	Consists of commitments for the rental of drilling rigs and seismic data acquisition obligations.

(3)	Consists primarily of leases for office space and leases for equipment rentals.

(4)	Consists of estimated future obligations to abandon our leased properties.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     We experience market risks primarily in two areas: interest rates and commodity prices. Because all of our properties are located within the United States, we believe that our business operations are not exposed to significant market risks relating to foreign currency exchange risk.
     Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected annual sales volumes for 2007, a 10% decline in the estimated average prices we receive for our crude oil and natural gas production would have an approximate $22 million impact on our 2007 revenues.
     We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparts this difference multiplied by the quantity hedged. During 2006, we received from the counterparties to our derivative instruments approximately $6.8 million in connection with net hedge settlements.
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

     As of December 31, 2006, we had entered into the following oil and gas hedge contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2007	Costless Collar	17,500 Mmbtu	$8.36 - 10.01

Crude Oil:
January-June 2007	Costless Collar	300 Bbls	$65.00 - 79.10
July-December 2007	Costless Collar	200 Bbls	$65.00 - 77.70
     At December 31, 2006, we recognized an asset of approximately $10.5 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of December 31, 2006, we would realize a $6.6 million gain, net of taxes, as an addition to oil and gas sales during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
     In January and February 2007, we entered into the following gas hedging contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
February-December 2007	Costless Collar	5,000 Mmbtu	$6.50 — 8.65
March-December 2007	Costless Collar	5,000 Mmbtu	$7.50 — 8.65
     Debt outstanding under our bank credit facility is subject to a floating interest rate and represents approximately 24% of our total debt as of December 31, 2006. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of December 31, 2006, and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for 2007 is approximately $340,000.
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

Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that our internal control over financial reporting was effective as of December 31, 2006 based on these criteria.
     Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report below.
March 5, 2007
/s/ Charles T. Goodson
Charles T. Goodson
Chairman and
Chief Executive Officer
/s/ Michael O. Aldridge
Michael O. Aldridge
Executive Vice President-
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that PetroQuest Energy, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PetroQuest Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that PetroQuest Energy, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PetroQuest Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, of PetroQuest Energy, Inc. and our report dated March 5, 2007, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 5, 2007
ITEM 9B. OTHER INFORMATION
     NONE

PART III
ITEMS 10, 11, 12, 13 & 14
     For information concerning Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services, see the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held May 15, 2007, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  1.  FINANCIAL STATEMENTS
     The following financial statements of the Company and the Report of the Company’s Independent Registered Public Accounting Firm thereon are included on pages F-1 through F-22 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the three years ended December 31, 2006
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2006
Consolidated Statements of Cash Flows for the three years ended December 31, 2006
Notes to Consolidated Financial Statements
   2. FINANCIAL STATEMENT SCHEDULES:
     All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.
    3. EXHIBITS:

2.1	Plan and Agreement of Merger by and among Optima Petroleum Corporation, Optima Energy (U.S.) Corporation, its wholly-owned subsidiary, and Goodson Exploration Company, NAB Financial L.L.C., Dexco Energy, Inc., American Explorer, L.L.C. (incorporated herein by reference to Appendix G of the Proxy Statement on Schedule 14A filed July 22, 1998).

2.2	Agreement and Plan of Merger dated April 12, 2005, among PetroQuest Energy, Inc., TDC Acquisition Sub LLC and TDC Energy LLC (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed April 13, 2005).

2.3	Purchase and Sale Agreement, dated as of April 13, 2005 between Staab Holdings, L.L.C. and PetroQuest Energy, LLC (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed April 22, 2005).

2.4	Purchase and Sale Agreement, dated as of April 7, 2005, among MAKO Resources, LLC, Golden Gas Service Company and PetroQuest Energy, LLC (incorporated herein by reference to Exhibit 2.2 to Form 8-K filed April 22, 2005).

2.5	Purchase and Sale Agreement, dated as of April 7, 2005, between Golden Gas Service Company and PetroQuest Energy, LLC (incorporated herein by reference to Exhibit 2.3 to Form 8-K filed April 22, 2005).

2.6	Purchase and Sale Agreement, dated as of April 7, 2005, between Golden Gas Service Company and PetroQuest Energy, LLC (incorporated herein by reference to Exhibit 2.4 to Form 8-K filed April 22, 2005).

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 16, 1998).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed September 16, 1998).

3.3	Certificate of Domestication of Optima Petroleum Corporation (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed September 16, 1998).

3.4	Certificate of Designations, Preferences, Limitations And Relative Rights of The Series a Junior Participating Preferred Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit A of the Rights Agreement attached as Exhibit 1 to Form 8-A filed November 9, 2001).

4.1	Warrant to Purchase Common Shares of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed December 29, 2003).

4.2	Rights Agreement dated as of November 7, 2001 between PetroQuest Energy, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including exhibits thereto (incorporated herein by reference to Exhibit 1 to Form 8-A filed November 9, 2001).

4.3	Form of Rights Certificate (incorporated herein by reference to Exhibit C of the Rights Agreement attached as Exhibit 1 to Form 8-A filed November 9, 2001).

4.4	Indenture, dated May 11, 2005, among PetroQuest Energy, Inc., PetroQuest Energy, LLC, the Subsidiary Guarantors identified therein, and the Bank of New York Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed May 11, 2005).

4.5	Registration Rights Agreement dated April 12, 2005, between PetroQuest Energy, Inc. and Macquarie Bank Limited (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed April 13, 2005).

† 10.1	PetroQuest Energy, Inc. 1998 Incentive Plan, as amended and restated effective March 16, 2006 (the “Incentive Plan”) (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed May 19, 2006).

† 10.2	Form of Incentive Stock Option Agreement for executive officers (including Charles T. Goodson, Arthur M. Mixon, III, Michael O. Aldridge, Daniel G. Fournerat and Stephen H. Green) under the Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed May 19, 2006).

† 10.3	Form of Restricted Stock Agreement for executive officers (including Charles T. Goodson, Arthur M. Mixon, III, Michael O. Aldridge, Daniel G. Fournerat and Stephen H. Green) under the Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed May 19, 2006).

† 10.4	PetroQuest Energy, Inc. Annual Cash Bonus Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed August 18, 2006).

10.5	Amended and Restated Credit Agreement, dated as of May 14, 2003, by and between PetroQuest Energy, LLC, PetroQuest Energy, Inc., Bank One, NA, Banc One Capital Markets, Inc., and certain other Lenders (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed August 13, 2003).

10.6	Guaranty dated May 14, 2003, between PetroQuest Energy, Inc. and Bank One, NA, as Agent for the Lenders (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed August 13, 2003).

10.7	First Amendment to Amended and Restated Credit Agreement dated as of November 6, 2003, by and among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc.; Bank One, N.A., and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.4 to Form 10-Q filed November 13, 2003).

10.8	Second Amendment to Amended and Restated Credit Agreement dated as of December 23, 2003, by and among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., and Bank One, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed December 29, 2003).

10.9	Third Amendment to Amended and Restated Credit Agreement dated as of July 27, 2004, by and among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., and Bank One, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed July 30, 2004).

10.10	Fourth Amendment to Amended and Restated Credit Agreement dated as of October 14, 2004 by and between PetroQuest Energy, LLC, PetroQuest Energy, Inc. and Bank One, N.A. (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed October 19, 2004).

10.11	Fifth Amendment to Amended and Restated Credit Agreement entered into as of November 3, 2004 by and between PetroQuest Energy, LLC, PetroQuest Energy, Inc., Pittrans Inc. (a wholly owned subsidiary of PetroQuest Energy, LLC) and Bank One, N.A. (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed November 15, 2004).

10.12	Sixth Amendment to Amended and Restated Credit Agreement dated April 12, 2005, by and among PetroQuest Energy, LLC, PetroQuest Energy, Inc., Pittrans Inc., TDC Acquisition Sub LLC, and JP Morgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed April 13, 2005).

10.13	Seventh Amendment to Amended and Restated Credit Agreement dated May 9, 2005, by and among PetroQuest Energy, LLC, PetroQuest Energy, Inc., Pittrans Inc., TDC Energy LLC, and JP Morgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed May 11, 2005).

10.14	Eighth Amendment to Amended and Restated Credit Agreement dated June 17, 2005, by and among PetroQuest Energy, LLC, PetroQuest Energy, Inc., Pittrans Inc., TDC Energy LLC, and JP Morgan Chase Bank, N.A., Guaranty Bank, FSB and Calyon New York Branch (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed June 17, 2005).

10.15	Second Amended and Restated Credit Agreement dated as of November 18, 2005, among PetroQuest Energy, LLC, PetroQuest Energy, Inc., JP Morgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 23, 2005).

10.16	Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of December 22, 2005, among PetroQuest Energy, LLC, PetroQuest Energy, Inc., Pittrans, Inc., TDC Energy LLC, JP Morgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 22, 2005).

10.17	Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of November 16, 2006 among PetroQuest Energy, LLC, PetroQuest Energy, Inc., Pittrans, Inc., TDC Energy LLC, JP Morgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 21, 2006).

10.18	Senior Second Lien Secured Credit Agreement dated November 6, 2003, between PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., each of the Lenders from time to time party thereto; and Macquarie Americas Corp., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed November 13, 2003).

10.19	Unconditional Guaranty Agreement dated November 6, 2003, by PetroQuest Energy, Inc. to Macquarie Americas Corp., as administrative agent for the benefit of the Lenders under the Credit Agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed November 13, 2003).

10.20	First Amendment to Second Lien Secured Credit Agreement dated December 23, 2003, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., each of the Lenders from time to time party thereto, and Macquarie Americas Corp., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 29, 2003).

10.21	Second Amendment to Second Lien Secured Credit Agreement dated July 27, 2004, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., each of the Lenders from time to time party thereto, and Macquarie Americas Corp., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed July 30, 2004).

10.22	Third Amendment to Second Lien Secured Credit Agreement dated as of October 14, 2004 by and between PetroQuest Energy, LLC, PetroQuest Energy, Inc. and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed October 19, 2004).

10.23	Fourth Amendment to Second Lien Secured Credit Agreement dated as of December 29, 2004 by and between PetroQuest Energy, LLC and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed December 30, 2004).

10.24	Fifth Amendment to Second Lien Secured Credit Agreement dated April 12, 2005, among PetroQuest Energy, LLC, TDC Energy LLC f/k/a TDC Acquisition Sub LLC, PetroQuest Energy, Inc. and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed April 13, 2005).

† 10.25	Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated September 16, 1998).

† 10.26	First Amendment to Employment agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Charles T. Goodson dated July 30, 1999 (incorporated herein by reference to Exhibit 10.1 to For 8-K dated August 9, 1999).

† 10.27	Severance Agreement and Release, effective April 8, 2005, between PetroQuest Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed April 22, 2005).

† 10.28	Employment Agreement dated May 8, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed August 14, 2000).

† 10.29	Employment Agreement dated December 15, 2000 between PetroQuest Energy, Inc. and Arthur M. Mixon, III. (incorporated herein by reference to Exhibit 10.12 to Form 10-K filed March 30, 2001).

† 10.30	Employment Agreement dated April 20, 2001 between PetroQuest Energy, Inc. and Daniel G. Fournerat (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed May 15, 2001).

† 10.31	Employment Agreement dated April 20, 2001 between PetroQuest Energy, Inc. and Dalton F. Smith III (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed March 13, 2002).

† 10.32	Employment agreement dated July 28, 2003, between PetroQuest Energy, Inc. and Stephen H. Green (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed November 13, 2003).

† 10.33	Form of Termination Agreement Between PetroQuest Energy, Inc. and each of its executive officers, including Charles T. Goodson, Michael O. Aldridge, Arthur M. Mixon, III, Daniel G. Fournerat, Dalton F. Smith III and Stephen H. Green (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed March 13, 2002).

† 10.34	Form of Amendment to Termination Agreement entered into between the Company and each of its executive officers (including Charles T. Goodson, Michael O. Aldridge, Arthur M. Mixon, III, Daniel G. Fournerat and Stephen H. Green), effective as of May 16, 2006 (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed May 19, 2006).

† 10.35	Form of Indemnification Agreement between PetroQuest Energy, Inc. and each of its directors and executive officers, including Charles T. Goodson, Daniel G. Fournerat, E. Wayne Nordberg, William W. Rucks, IV, Michael O. Aldridge, Arthur M. Mixon, III, Dalton F. Smith III, Michael L. Finch, W.J. Gordon, III, Stephen H. Green and Charles F. Mitchell, II (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed March 13, 2002).

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Form 10-K filed March 8, 2006).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Ryder Scott Company, L.P.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2007.

PETROQUEST ENERGY, INC.
By:	/s/ Charles T. Goodson
CHARLES T. GOODSON
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2007.

By:	/s/ Charles T. Goodson	Chairman of the Board, Chief Executive Officer and

	CHARLES T. GOODSON	Director (Principal Executive Officer)

By:	/s/ Michael O. Aldridge	Executive Vice President, Chief Financial Officer, Treasurer

	MICHAEL O. ALDRIDGE	and Director (Principal Financial and Accounting Officer)

By:	/s/ W.J. Gordon, III W.J. GORDON, III	Director

By:	/s/ Michael L. Finch	Director

MICHAEL L. FINCH

By:	/s/ Charles F. Mitchell, II, M.D.	Director

CHARLES F. MITCHELL, II, M.D.

By:	/s/ E. Wayne Nordberg	Director

E. WAYNE NORDBERG

By:	/s/ William W. Rucks, IV	Director

WILLIAM W. RUCKS, IV

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
We have audited the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetroQuest Energy, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted the provisions of FASB No. 123 (revised 2004) regarding share-based payments.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
March 5, 2007

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$4,795	$6,703
Revenue receivable	21,767	22,492
Joint interest billing receivable	20,072	17,567
Hedging asset	10,527	—
Prepaid drilling costs	4,886	1,256
Other current assets	2,143	2,185

Total current assets	64,190	50,203

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	695,116	523,212
Unevaluated oil and gas properties	51,567	52,745
Accumulated depreciation, depletion and amortization	(314,869)	(210,774)

Oil and gas properties, net	431,814	365,183
Gas gathering assets	19,072	10,861
Accumulated depreciation and amortization of gas gathering assets	(3,562)	(1,055)

Total property and equipment	447,324	374,989

Other assets, net of accumulated depreciation and amortization of $11,719 and $10,353, respectively	6,776	6,278

Total assets	$518,290	$431,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$32,049	$41,462
Advances from co-owners	13,391	5,874
Oil and gas revenue payable	6,935	8,090
Hedging liability	—	15,987
Asset retirement obligation	9,028	2,350
Other accrued liabilities	10,678	8,192

Total current liabilities	72,081	81,955

Bank debt	47,000	10,000
10 3/8% Senior Notes	148,537	148,340
Asset retirement obligation	11,211	19,257
Deferred income taxes	49,646	27,139
Other liabilities	104	242

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; authorized 75,000 shares; issued and outstanding 47,788 and 47,325 shares, respectively	48	47
Paid-in capital	124,552	117,441
Accumulated other comprehensive income (loss)	6,632	(7,444)
Retained earnings	58,479	34,493

Total stockholders’ equity	189,711	144,537

Total liabilities and stockholders’ equity	$518,290	$431,470

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Income
(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Oil and gas sales	$193,861	$120,552	$84,595
Gas gathering revenue and other income	6,683	4,042	273

	200,544	124,594	84,868

Expenses:
Lease operating expenses	34,735	20,972	13,161
Production taxes	6,576	3,764	1,549
Depreciation, depletion and amortization	85,858	43,747	35,435
Gas gathering costs	3,637	1,246	—
General and administrative	15,122	7,347	6,212
Accretion of asset retirement obligation	1,513	1,253	833
Interest expense	14,513	12,371	2,817
Derivative expense	—	—	2

	161,954	90,700	60,009

Income from operations	38,590	33,894	24,859

Income tax expense	14,604	12,477	8,511

Net Income	$23,986	$21,417	$16,348

Earnings per common share:
Basic
Net income per share	$0.50	$0.46	$0.37

Diluted
Net income per share	$0.49	$0.44	$0.35

Weighted average number of common shares:
Basic	47,537	46,714	44,616
Diluted	48,936	48,242	46,438
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Stockholders’ Equity
(Amounts in Thousands)

			Unearned	Other		Total
	Common	Paid-In	Deferred	Comprehensive	Retained	Stockholders’
	Stock	Capital	Compensation	Income (Loss)	Earnings (Deficit)	Equity
December 31, 2003	$45	$112,038	$(69)	$(1,015)	$(3,272)	$107,727

Options and warrants exercised	—	170	—	—	—	170

Sale of common stock	—	203	—	—	—	203

Amortization of deferred compensation	—	—	69	—	—	69

Tax effect of deferred compensation	—	(24)	—	—	—	(24)

Derivative fair value adjustment, net of tax	—	—	—	(3,216)	—	(3,216)

Net income	—	—	—	—	16,348	16,348

December 31, 2004	$45	$112,387	$—	$(4,231)	$13,076	$121,277

Options and warrants exercised	2	1,003	—	—	—	1,005

Issuance of common stock	—	4,051	—	—	—	4,051

Derivative fair value adjustment, net of tax	—	—	—	(3,213)	—	(3,213)

Net income	—	—	—	—	21,417	21,417

December 31, 2005	$47	$117,441	$—	$(7,444)	$34,493	$144,537

Options and warrants exercised	1	1,460	—	—	—	1,461

Share-based compensation expense	—	5,651	—	—	—	5,651

Derivative fair value adjustment, net of tax	—	—	—	14,076	—	14,076

Net income	—	—	—	—	23,986	23,986

December 31, 2006	$48	$124,552	$—	$6,632	$58,479	$189,711

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows (Amounts in Thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$23,986	$21,417	$16,348
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	14,604	12,477	8,511
Amortization of debt issuance costs	943	1,390	1,678
Compensation expense	—	213	272
Depreciation, depletion and amortization	85,858	43,747	35,435
Derivative mark to market	—	—	(218)
Write-off of debt issuance costs	—	2,575	—
Amortization of bond discount	197	111	—
Share-based compensation expense	5,651	—	—
Accretion of asset retirement obligation	1,513	1,253	833
Changes in working capital accounts:
Revenue receivable	725	(13,100)	(2,871)
Joint interest billing receivable	(2,505)	(13,912)	(1,080)
Accounts payable and accrued liabilities	(13,552)	14,255	12,521
Other assets	(1,743)	(448)	(619)
Advances from co-owners	7,517	3,609	(487)
Other	(3,572)	(397)	(13)

Net cash provided by operating activities	119,622	73,190	70,310

Cash flows from investing activities:
Investment in oil and gas properties	(175,529)	(171,980)	(80,142)
Sale of oil and gas properties	22,023	—	—
Investment in gas gathering assets	(6,363)	(10,861)	—

Net cash used in investing activities	(159,869)	(182,841)	(80,142)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	1,461	972	170
Proceeds from bank borrowings	48,000	44,500	39,000
Repayment of bank borrowings	(11,000)	(73,000)	(28,000)
Proceeds from issuance of 10 3/8% Senior Notes	—	148,229	—
Deferred financing costs	(122)	(5,876)	(588)

Net cash provided by financing activities	38,339	114,825	10,582

Net increase (decrease) in cash and cash equivalents	(1,908)	5,174	750
Cash and cash equivalents at beginning of period	6,703	1,529	779

Cash and cash equivalents at end of period	$4,795	$6,703	$1,529

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$17,572	$9,628	$1,752

Income taxes	$—	$75	$—

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Summary of Significant Accounting Policies
     PetroQuest Energy, Inc. (a Delaware Corporation) (“PetroQuest” or the “Company”) is an independent oil and gas company headquartered in Lafayette, Louisiana with exploration offices in Houston, Texas and Tulsa, Oklahoma. It is engaged in the exploration, development, acquisition and operation of oil and gas properties in Texas, Oklahoma, as well as onshore and in the shallow waters offshore the Gulf Coast Basin.
Principles of Consolidation
     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, PetroQuest Energy, L.L.C., PetroQuest Oil & Gas, L.L.C., Pittrans, Inc. and TDC Energy LLC. All intercompany accounts and transactions have been eliminated.
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
Gas Gathering Assets
     In connection with certain acquisitions of properties in Oklahoma during 2005, we acquired interests in several gas gathering systems used in the transportation of natural gas. The costs of these systems are depreciated on a straight line basis over the estimated remaining useful lives, generally 14 years.

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

	Year Ended December 31,
	2006	2005	2004
Basic shares outstanding	47,537	46,714	44,616
Effect of stock options	1,278	1,327	858
Effect of restricted stock	121	—	—
Effect of warrants	—	201	964

Diluted shares outstanding	48,936	48,242	46,438

     Options to purchase 153,000 shares of common stock at $11.29 to $12.54 per share were outstanding during 2006 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 45,000 shares of common stock at $6.64 to $7.65 per share were outstanding during 2005 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 433,792 shares of common stock at $3.75 to $7.65 per share were outstanding during 2004 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. In February 2005, the Company’s then outstanding warrants were exercised through a cashless exercise provision, resulting in the issuance of 1,506,466 shares of common stock. The Company has no warrants outstanding as of December 31, 2006.
Revenue Recognition
     The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 2006, 2005 and 2004 were not significant.
Certain Concentrations
     Our production is sold on month to month contracts at prevailing prices. We attempt to diversify our sales and obtain credit protection such as letters of credit and parental guarantees when necessary. The following table identifies customers from whom we derived 10% or more of our net oil and gas revenues during the years presented. Based on the availability of other customers, the Company does not believe the loss of any of these customers would have a significant effect on its business or financial condition.

	Year Ended December 31,
	2006	2005	2004
Cokinos	11%	12%	(a	)
Louis Dreyfus Corporation	12%	20%	26%
Texon LP	22%	16%	24%
Crosstex	14%	(a )	(a	)

(a)	Less than 10 percent
Fair Value of Financial Instruments
     The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate book value at December 31, 2006 and 2005 due to the short-term nature of these accounts. The fair value of the bank debt also approximates book value due to the variable rate of interest charged. Hedging instruments are reflected as assets (liabilities) on the balance sheet at estimated fair values of approximately $10.5 million and ($16 million) at December 31, 2006 and 2005, respectively, as required under SFAS 133. These estimated fair values are based on quotes obtained from counterparties, discussed below. The estimated fair value of the 10 3/8% senior notes due 2012 (the “Notes”) at December 31, 2006 was $156.4 million, as compared to the book value, net of discount of $148.5 million. At December 31, 2005, the fair value of the Notes was $156.7 million, while the book value of the Notes, net of discount, was $148.3 million. The estimated fair value of the Notes was provided by independent brokers using the actual year-end market quote for the Notes.
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
     The Company’s hedges are specifically referenced to the NYMEX index prices received for its designated production. The effectiveness of hedges is evaluated at the time the contracts are entered into, as well as periodically over the life of the contracts, by analyzing the correlation between NYMEX index prices and the posted prices received from the designated production. Through this analysis, the Company is able to determine if a high correlation exists between the prices received for its designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2006, the Company’s hedging contracts were considered effective cash flow hedges.
     Estimating the fair value of hedging derivatives requires complex calculations incorporating estimates of future prices, discount rates and price movements. As a result, the Company obtains the fair value of its commodity derivatives from the counterparties to those contracts. Because the counterparties are market makers, they are able to provide a market value, or what they would be willing to settle such contracts for as of the given date.
     Oil and gas revenues include additions (reductions) related to the net settlement of hedges totaling $6,849,000, ($15,814,000) and ($5,261,000) during 2006, 2005 and 2004, respectively. The Company recognized $2,000 in derivative expense during the year ended December 31, 2004 as a result of an interest rate swap that did not qualify for hedge accounting treatment. This instrument expired during November 2004.
     As of December 31, 2006, the Company had entered into the following oil and gas hedge contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2007	Costless Collar	17,500 Mmbtu	$8.36-10.01

Crude Oil:
January-June 2007	Costless Collar	300 Bbls	$65.00-79.10
July-December 2007	Costless Collar	200 Bbls	$65.00-77.70

     At December 31, 2006, the Company recognized an asset of $10.5 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of December 31, 2006, the Company would realize a $6.6 million gain, net of taxes, as an addition to oil and gas sales during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 will become effective for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48 will have an impact on its financial position or results of operations.
     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. The Company adopted the standard during the first quarter of 2006.
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
     The Company currently has one share based compensation plan from which the Company’s compensation committee may grant any of the following types of awards:
•	incentive stock options as defined in Section 422 of the Code;

•	nonstatutory stock options;

•	stock appreciation rights;

•	shares of restricted stock;

•	performance units and performance shares;

•	other stock-based awards; and

•	supplemental payments dedicated to the payment of income taxes
     The total amount of share-based awards available for grant under the plan is equal to the greater of (i) 15% of the number of issued and outstanding shares of the Company’s common stock as of the first day of the then-current fiscal quarter, or (ii) 7,000,000 shares.
     During 2006, the Company recognized approximately $5.6 million of share based compensation expense. These non-cash expenses are reflected as a component of the Company’s general and administrative expense. The Company recorded an income tax benefit of $1.9 million related to the share based compensation expense recognized during 2006. The impact to net income of adopting SFAS 123(R) for the year ended December 31, 2006 was $3.7 million, or approximately $0.08 per basic and diluted share. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has substantial net operating losses available to carryover to future periods.
     At December 31, 2006, the Company had $13.2 million of unrecognized compensation expense related to granted, but unvested restricted stock and stock options. This expense will be recognized over a weighted average period of approximately 3.6 years from December 31, 2006.

     The components of share based compensation expense for the year ended December 31, 2006 were as follows (in thousands):

2006
Stock options:
Incentive Stock Options	$526
Non-Qualified Stock Options	1,344
Restricted stock	3,781

Share based compensation	$5,651

Stock Options
     Stock options generally vest equally over a three-year period, must be exercised within 10 years of the grant date and may be granted only to employees, directors and consultants. The exercise price of each option may not be less than 100% of the fair market value of a share of Common Stock on the date of grant. Upon a change in control of the Company, all outstanding options become immediately exercisable.
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
     The following table outlines the assumptions used in computing the fair value of stock options granted during 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	59.0% - 62.8%	60.9% - 64.5%	64.3% - 67.4%
Risk-free rate	4.4% - 5.1%	3.8% - 4.6%	3.2% - 4.0%
Expected term	6 years	5 years	5 years
Forfeiture rate	8.4%	0%	0%

Stock options granted (1)	679,189	155,000	1,239,500
Wgtd. avg. grant date fair value per share	$6.69	$3.59	$1.93
Fair value of grants (1)	$4,543,000	$556,350	$2,393,375

(1)	Prior to applying estimated forfeiture rate
     The following table details stock option activity during the year ended December 31, 2006:

				Aggregate
	Number of	Wgtd. Avg.	Wgtd. Avg.	Intrinsic Value
	Options	Exercise Price	Remaining Life	(000’ s)
Outstanding at beginning of year	2,311,564	$3.08
Granted	679,189	10.94
Expired/cancelled/forfeited	(7,508)	4.56
Exercised	(462,434)	3.16

Outstanding at end of year	2,520,811	5.18	6.9 years	$19,058

Options exercisable at end of year	1,521,801	$2.79	5.6 years	$15,147
Options expected to vest	915,093	$8.82	8.9 years	$3,583

     The intrinsic value of options exercised during 2006, 2005 and 2004 totaled approximately $3.8 million, $2.5 million and $0.3 million, respectively.
     The following table summarizes information regarding stock options outstanding at December 31, 2006:

Range of	Options	Wgtd. Avg.	Wgtd. Avg.	Options	Wgtd. Avg.
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	12/31/06	Contractual Life	Price	12/31/06	Price
$0.85 - $3.13	688,967	3.7 years	$1.99	688,967	$1.99
$3.17 - $4.24	983,999	7.2 years	$3.29	774,499	$3.26
$4.93 - $9.99	179,999	8.4 years	$6.32	58,335	$5.87
$10.75 - $12.54	667,846	9.4 years	$10.95	—	—

	2,520,811	6.9 years	$5.18	1,521,801	$2.79

     Restricted Stock
     The Company computes the fair value of its service based restricted stock using the closing price of the Company’s stock at the date of grant, assuming an 8.4% estimated forfeiture rate. Restricted stock grants made during 2006 vest over a five year period with one-fourth vesting on each of the first, second, third and fifth anniversaries of the date of the grant. No portion of the restricted stock vests on the fourth anniversary of the date of the grant. Upon a change in control of the Company, all outstanding shares of restricted stock will become immediately vested. Compensation expense related to restricted stock is recognized over the vesting period using the accelerated expense attribution method. Periodically the Company adjusts compensation expense based on the difference between actual and estimated forfeitures.
     During the year ended December 31, 2006, the Company granted 1.4 million shares of restricted stock with a pre-forfeiture fair value of $15.6 million. The weighted average fair value of restricted stock granted during 2006 was $11.04 per share. The restricted stock grants in 2006 were the Company’s first use of this type of share based compensation. As a result, there were no shares of restricted stock vested as of December 31, 2006.
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

	Year Ended December 31,
	2005	2004
Net income	$21,417	$16,348
Stock-based compensation:
Add: expense included in reported results, net of tax	22	177
Deduct: fair value based method, net of tax	(688)	(1,191)

Pro forma net income	$20,751	$15,334

Earnings per common share
Basic - as reported	$0.46	$0.37
Basic - pro forma	$0.44	$0.34
Diluted - as reported	$0.44	$0.35
Diluted - pro forma	$0.43	$0.33
Note 2 – Asset Retirement Obligations
     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires recording the fair value of an asset retirement obligation associated with tangible long-lived assets in the period incurred.
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
     The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

Year Ended
December 31, 2006
Asset retirement obligation at beginning of year	$21,607
Liabilities incurred	810
Liabilities settled (1)	(6,218)
Accretion expense	1,513
Revisions in estimated cash flows	2,527

Asset retirement obligation at end of year	20,239
Less: current portion of obligation	(9,028)

Long-term asset retirement obligation	$11,211

(1)	Includes approximately $6 million settled in connection with the sale of certain Gulf of Mexico properties (See Note 6).

Note 3 – Equity
Other Comprehensive Income
     The following table presents the Company’s comprehensive income for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net income	$23,986	$21,417	$16,348
Change in fair value of derivative instrument, accounted for as hedges, net of taxes	14,076	(3,213)	(3,216)

Comprehensive income	$38,062	$18,204	$13,132

     At December 31, 2006, 2005 and 2004, the effect of derivative financial instruments is net of deferred income tax benefits (expense) of ($7,903,000), $1,730,000 and $1,732,000, respectively.
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
     All of the Company’s derivative instruments qualified for hedge accounting during 2006 and 2005. As a result, the changes in fair value of these instruments were recorded to other comprehensive income. During 2004, the Company recognized $2,000 in derivative expense on its income statement related to an interest rate swap that did not qualify for hedge accounting treatment. This instrument expired during November 2004.
Note 4 – Debt
     During 2005, the Company and PetroQuest Energy, L.L.C. issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”). The Notes are guaranteed by the significant subsidiaries of the Company and PetroQuest Energy, L.L.C. The aggregate assets and revenues of subsidiaries not guaranteeing the Notes constituted less than 3% of the Company’s consolidated assets and revenues at and for the years ended December 31, 2006 and 2005.
     The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At December 31, 2006, $1.9 million had been accrued in connection with the May 15, 2007 interest payment and the Company was in compliance with all of the covenants under the Notes.
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
     The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of the Company’s oil and gas properties. PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves. The borrowing base under the credit facility is primarily based upon the valuation as of January 1 and July 1 of each year of the mortgaged oil and gas properties. The borrowing base is currently $75 million. The next scheduled borrowing base re-determination will be on April 1, 2007. The Company or the lenders may request additional borrowing base re-determinations.
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
     The Company is subject to certain restrictive financial covenants under the credit facility, including a maximum ratio of consolidated indebtedness to annualized consolidated EBITDA, determined on a rolling four quarter basis, of 3.0 to 1 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the credit agreement. The credit facility also includes customary restrictions with respect to liens, indebtedness, loans and investments, material changes in the Company’s business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations, transactions with affiliates and rate management transactions. As of December 31, 2006, there were $47 million of borrowings outstanding under the credit facility and the Company was in compliance with all of the covenants therein.
Note 5 – Related Party Transactions
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
     During the year ended December 31, 2006, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs were disbursed to Messrs. Goodson and Green, or their affiliates, in the amounts of $253,400 and $896,200, respectively, and with respect to the working interests of Mr. Nordberg, revenues exceeded costs by $55,000. During the year ended December 31, 2005, revenues, net of costs were disbursed to Messrs. Goodson and Green, or their affiliates, in the amounts of $313,729 and $254,367, respectively, and with respect to the working interests of Mr. Nordberg, revenues exceeded costs by $20,010. Net amounts received by Messrs. Goodson and Green, or their affiliates, totaled $380,644 and $480,446, respectively, during the year ended December 31, 2004 and with respect to the working interests of Mr. Nordberg, during 2004 revenues exceeded costs by $75,509. With respect to Mr. Goodson, gross revenues attributable to interests, properties or participation rights held by him prior to joining the Company as an officer and director on September 1, 1998 represent approximately 91% of the gross revenue received by him in 2006.
     In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. At December 31, 2006, the Company’s joint interest billing receivable included approximately $48,000 from related parties attributable to their share of costs. This represents less than 1% of the Company’s total joint interest billing receivable at December 31, 2006.

Note 6 – Sale of Gulf of Mexico Properties
     During November 2006, the Company closed the sale of its interests in 17 mature Gulf of Mexico fields. Estimated proved reserves attributable to these properties totaled 8.6 Bcfe, or approximately 6% of the Company’s total proved reserves at December 31, 2006. The Company received approximately $17 million from the sale, subject to customary post-closing adjustments, plus certain future consideration to be received upon the settlement of insurance claims. In addition to the cash proceeds received, the Company was relieved of approximately $6 million of estimated discounted future abandonment obligations relative to the wells and facilities located on the properties sold.
     The table below outlines the production, revenues, production taxes and lease operating expenses attributable to the Company’s interest in the properties divested. Certain expenses not directly attributable to these properties such as general and administrative expense, interest expense and depreciation expense, were not presented due to the difficulty in allocating such costs to the particular properties.

	Years Ended
	December 31,
	2006	2005
Production (Mcfe)	1,742,000	2,487,300
Percentage of total Company production	7%	15%

Oil and gas revenues	$13,228,000	$20,377,000
Production taxes	87,000	52,000
Lease operating expenses	5,979,000	5,227,000

Revenues net of direct operating expenses	$7,162,000	$15,098,000

Note 7 – Investment in Oil and Gas Properties
     The following tables disclose certain financial data relative to the Company’s evaluated oil and gas producing activities, which are located onshore and offshore the continental United States:
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
(amounts in thousands)

	For the Year-Ended December 31,
	2006	2005	2004
Acquisition costs:
Proved	$7,515	$58,121	$23,041
Unproved	12,744	24,152	5,963
Exploration costs:
Proved	70,526	39,311	28,298
Unproved	7,457	15,098	—
Development costs	61,643	51,420	24,204
Capitalized general and administrative and interest costs	10,841	7,719	4,919

Total costs incurred	$170,726	$195,821	$86,425

	For the Year-Ended December 31,
	2006	2005	2004
Accumulated depreciation, depletion and amortization (DD&A)
Balance, beginning of year	$(210,774)	$(168,453)	$(133,482)
Provision for DD&A	(82,928)	(42,513)	(34,971)
Sale of proved properties and other	(21,167)	192	—

Balance, end of year	$(314,869)	$(210,774)	$(168,453)

DD&A per Mcfe	$3.23	$2.65	$2.46

     At December 31, 2006 and 2005, unevaluated oil and gas properties totaled $51,567,000 and $52,745,000, respectively, and were not subject to depletion. Unevaluated costs at December 31, 2006 included $7,457,000 of costs related to five exploratory wells in progress at year-end. The Company capitalized $4,650,000 and $2,912,000 of interest during 2006 and 2005, respectively. Of the total unevaluated oil and gas property costs at December 31, 2006, $24,852,000, or 48%, was incurred in 2006, $21,434,000 was incurred in 2005 and $5,281,000 was incurred in prior years. Management expects that the majority of the unevaluated costs at December 31, 2006 will be evaluated within the next three years.
Note 8 – Income Taxes
     The Company follows the provisions of SFAS No. 109, “Accounting For Income Taxes,” which provides for recognition of a deferred tax asset for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a “valuation allowance.”

     An analysis of the Company’s deferred taxes follows (amounts in thousands):

	December 31,
	2006	2005
Net operating loss carryforwards	$28,331	$22,710
Percentage depletion carryforward	2,068	1,994
Alternative minimum tax credit	105	105
Temporary differences:
Oil and gas properties - full cost	(80,303)	(52,101)
Compensation expense	153	153

	$(49,646)	$(27,139)

     For tax reporting purposes, the Company had operating loss carryforwards of $76,158,000 and $61,048,000 at December 31, 2006 and 2005, respectively. If not utilized, approximately $12,000 of such carryforwards would expire in 2007 and the remainder would completely expire by the year 2025. The Company has available for tax reporting purposes $5,910,000 in statutory depletion deductions that may be carried forward indefinitely.
     Income tax expense for each of the years ended December 31, 2006, 2005 and 2004 (amounts in thousands) was different than the amount computed using the Federal statutory rate (35%) for the following reasons:

	For the Year-Ended December 31,
	2006	2005	2004
Amount computed using the statutory rate	$13,507	$11,863	$8,701
Increase (reduction) in taxes resulting from:
State & local taxes	849	746	547
Percentage depletion carryforward	(74)	(155)	(498)
Non-deductible stock option expense (1)	195	—	—
Other	127	23	(239)

Income tax expense	$14,604	$12,477	$8,511

(1)	Relates to compensation expense recognized on the vesting of Incentive Stock Options in connection with the adoption of SFAS 123(R) on January 1, 2006.
Note 9 – Commitments and Contingencies
     The Company is a party to ongoing litigation in the normal course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material.
     During December 2006, the Company entered into a contract to secure a drilling rig for a three-year term. Estimated future payments under this contract are expected to total $27 million.

     Lease Commitments
     The Company has operating leases for office space, which expire on various dates through 2012.
     Future minimum lease commitments as of December 31, 2006 under these operating leases are as follows (in thousands):

2007	$891
2008	880
2009	888
2010	189
2011	71
Thereafter	11

$2,930

     From July 2003 through April 2006, the Company subleased office space to third parties. For the years ended December 31, 2006, 2005 and 2004, the Company received $28,000, $79,000 and $74,000, respectively, relative to subleased office space. Total rent expense under operating leases, net of amounts received under sublease arrangements, was approximately $752,000, $768,000 and $654,000 in 2006, 2005 and 2004, respectively.
Note 11 – Oil and Gas Reserve Information – Unaudited
     The Company’s net proved oil and gas reserves at December 31, 2006 have been estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.
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
     During 2006, the Company increased its proved reserves by 3%. This increase was primarily due to the Company’s drilling success during the year, offset in part by a record year of production and approximately 11.4 Bcfe of proved reserves sold. In terms of reserve additions, the most significant addition was approximately 15 Bcfe related to an exploratory discovery at the Turtle Bayou Field. Overall, the Company had a 91% drilling success rate during 2006 on a Company record 113 gross wells drilled.

     The following table sets forth an analysis of the Company’s estimated quantities of net proved and proved developed oil (including condensate) and gas reserves, all located onshore and offshore the continental United States:

	Oil	Natural Gas
	in	and NGL in
	MBbls	MMcfe
Proved reserves as of December 31, 2003	4,245	57,793
Revisions of previous estimates	(396)	3,461
Extensions, discoveries and other additions	559	14,575
Purchase of producing properties	124	12,545
Production	(818)	(9,305)

Proved reserves as of December 31, 2004	3,714	79,069
Revisions of previous estimates	(29)	(8,315)
Extensions, discoveries and other additions	362	29,966
Purchase of producing properties	294	21,211
Sale of producing properties	(34)	(758)
Production	(665)	(12,058)

Proved reserves as of December 31, 2005	3,642	109,115
Revisions of previous estimates	(197)	2,744
Extensions, discoveries and other additions	773	34,498
Purchase of producing properties	—	—
Sale of producing properties	(792)	(6,676)
Production	(695)	(21,528)

Proved reserves as of December 31, 2006	2,731	118,153

Proved developed reserves

As of December 31, 2004	2,984	50,809

As of December 31, 2005	2,891	73,250

As of December 31, 2006	2,528	81,487

     The following tables (amounts in thousands) present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the FASB. Future production and development costs are based on current costs with no escalations. Estimated future cash flows have been discounted to their present values based on a 10% annual discount rate.
Standardized Measure

	December 31,
	2006	2005	2004
Future cash flows	$786,829	$1,157,283	$622,941
Future production costs	(168,037)	(195,648)	(111,165)
Future development costs	(102,778)	(99,946)	(68,289)
Future income taxes	(70,615)	(213,222)	(94,454)

Future net cash flows	445,399	648,467	349,033

10% annual discount	(112,566)	(165,055)	(91,279)

Standardized measure of discounted future net cash flow	$332,833	$483,412	$257,754

Changes in Standardized Measure

	Year Ended December 31,
	2006	2005	2004
Standarized measure at beginning of year	$483,412	$257,754	$175,226
Sales and transfers of oil and gas produced, net of production costs	(152,550)	(95,816)	(69,885)
Changes in price, net of future production costs	(221,118)	164,071	46,382
Extensions and discoveries, net of future production and development costs	124,138	168,802	73,535
Changes in estimated future development costs, net of development costs incurred during this period	18,016	6,398	10,122
Revisions of quantity estimates	5,199	(47,025)	4,076
Accretion of discount	63,973	32,627	21,435
Net change in income taxes	104,841	(87,808)	(29,375)
Purchase of reserves in place	—	94,834	27,623
Sale of reserves in place	(70,765)	(1,352)	—
Changes in production rates (timing) and other	(22,313)	(9,073)	(1,385)

Standardized measure at end of year	$332,833	$483,412	$257,754

     The weighted average prices of oil and gas used with the above tables at December 31, 2006, 2005 and 2004 were $59.85, $59.66 and $43.85 per barrel, respectively, and $5.28, $8.61 and $5.82 per Mcfe, respectively. The Company’s cash flow amounts include a reduction for estimated plugging and abandonment costs that has also been reflected as a liability on the balance sheet at December 31, 2006 and 2005, in accordance with SFAS No. 143.

Note 12 – Summarized Quarterly Financial Information – Unaudited
Summarized quarterly financial information is as follows (amounts in thousands except per share data):

		Quarter Ended
	March-31	June-30	September-30	December-31
2006:
Revenues	$48,358	$51,496	$55,086	$45,604
Expenses	39,209	43,514	48,542	45,293

Net income	$9,149	$7,982	$6,544	$311

Earnings per share:
Basic	$0.19	$0.17	$0.14	$0.01
Diluted	$0.19	$0.16	$0.13	$0.01

2005:
Revenues	$21,743	$30,279	$31,876	$40,696
Expenses	17,556	26,414	26,831	32,376

Net income	$4,187	$3,865	$5,045	$8,320

Earnings per share:
Basic	$0.09	$0.08	$0.11	$0.18
Diluted	$0.09	$0.08	$0.10	$0.17

(1)	The above quarterly earnings per share may not total to the full year per share amount, as the weighted average number of shares outstanding for each quarter fluctuated as a result of the assumed exercise of stock options.

EXHIBIT INDEX

2.1	Plan and Agreement of Merger by and among Optima Petroleum Corporation, Optima Energy (U.S.) Corporation, its wholly-owned subsidiary, and Goodson Exploration Company, NAB Financial L.L.C., Dexco Energy, Inc., American Explorer, L.L.C. (incorporated herein by reference to Appendix G of the Proxy Statement on Schedule 14A filed July 22, 1998).

2.2	Agreement and Plan of Merger dated April 12, 2005, among PetroQuest Energy, Inc., TDC Acquisition Sub LLC and TDC Energy LLC (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed April 13, 2005).

2.3	Purchase and Sale Agreement, dated as of April 13, 2005 between Staab Holdings, L.L.C. and PetroQuest Energy, LLC (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed April 22, 2005).

2.4	Purchase and Sale Agreement, dated as of April 7, 2005, among MAKO Resources, LLC, Golden Gas Service Company and PetroQuest Energy, LLC (incorporated herein by reference to Exhibit 2.2 to Form 8-K filed April 22, 2005).

2.5	Purchase and Sale Agreement, dated as of April 7, 2005, between Golden Gas Service Company and PetroQuest Energy, LLC (incorporated herein by reference to Exhibit 2.3 to Form 8-K filed April 22, 2005).

2.6	Purchase and Sale Agreement, dated as of April 7, 2005, between Golden Gas Service Company and PetroQuest Energy, LLC (incorporated herein by reference to Exhibit 2.4 to Form 8-K filed April 22, 2005).

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 16, 1998).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed September 16, 1998).

3.3	Certificate of Domestication of Optima Petroleum Corporation (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed September 16, 1998).

3.4	Certificate of Designations, Preferences, Limitations And Relative Rights of The Series a Junior Participating Preferred Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit A of the Rights Agreement attached as Exhibit 1 to Form 8-A filed November 9, 2001).

4.1	Warrant to Purchase Common Shares of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed December 29, 2003).

4.2	Rights Agreement dated as of November 7, 2001 between PetroQuest Energy, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including exhibits thereto (incorporated herein by reference to Exhibit 1 to Form 8-A filed November 9, 2001).

4.3	Form of Rights Certificate (incorporated herein by reference to Exhibit C of the Rights Agreement attached as Exhibit 1 to Form 8-A filed November 9, 2001).

4.4	Indenture, dated May 11, 2005, among PetroQuest Energy, Inc., PetroQuest Energy, LLC, the Subsidiary Guarantors identified therein, and the Bank of New York Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed May 11, 2005).

4.5	Registration Rights Agreement dated April 12, 2005, between PetroQuest Energy, Inc. and Macquarie Bank Limited (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed April 13, 2005).

†10.1	PetroQuest Energy, Inc. 1998 Incentive Plan, as amended and restated effective March 16, 2006 (the “Incentive Plan”) (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed May 19, 2006).

†10.2	Form of Incentive Stock Option Agreement for executive officers (including Charles T. Goodson, Arthur M. Mixon, III, Michael O. Aldridge, Daniel G. Fournerat and Stephen H. Green) under the Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed May 19, 2006).

†10.3	Form of Restricted Stock Agreement for executive officers (including Charles T. Goodson, Arthur M. Mixon, III, Michael O. Aldridge, Daniel G. Fournerat and Stephen H. Green) under the Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed May 19, 2006).

†10.4	PetroQuest Energy, Inc. Annual Cash Bonus Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed August 18, 2006).

10.5	Amended and Restated Credit Agreement, dated as of May 14, 2003, by and between PetroQuest Energy, LLC, PetroQuest Energy, Inc., Bank One, NA, Banc One Capital Markets, Inc., and certain other Lenders (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed August 13, 2003).

10.6	Guaranty dated May 14, 2003, between PetroQuest Energy, Inc. and Bank One, NA, as Agent for the Lenders (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed August 13, 2003).

10.7	First Amendment to Amended and Restated Credit Agreement dated as of November 6, 2003, by and among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc.; Bank One, N.A., and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.4 to Form 10-Q filed November 13, 2003).

10.8	Second Amendment to Amended and Restated Credit Agreement dated as of December 23, 2003, by and among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., and Bank One, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed December 29, 2003).

10.9	Third Amendment to Amended and Restated Credit Agreement dated as of July 27, 2004, by and among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., and Bank One, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed July 30, 2004).

10.10	Fourth Amendment to Amended and Restated Credit Agreement dated as of October 14, 2004 by and between PetroQuest Energy, LLC, PetroQuest Energy, Inc. and Bank One, N.A. (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed October 19, 2004).

10.11	Fifth Amendment to Amended and Restated Credit Agreement entered into as of November 3, 2004 by and between PetroQuest Energy, LLC, PetroQuest Energy, Inc., Pittrans Inc. (a wholly owned subsidiary of PetroQuest Energy, LLC) and Bank One, N.A. (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed November 15, 2004).

10.12	Sixth Amendment to Amended and Restated Credit Agreement dated April 12, 2005, by and among PetroQuest Energy, LLC, PetroQuest Energy, Inc., Pittrans Inc., TDC Acquisition Sub LLC, and JP Morgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed April 13, 2005).

10.13	Seventh Amendment to Amended and Restated Credit Agreement dated May 9, 2005, by and among PetroQuest Energy, LLC, PetroQuest Energy, Inc., Pittrans Inc., TDC Energy LLC, and JP Morgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed May 11, 2005).

10.14	Eighth Amendment to Amended and Restated Credit Agreement dated June 17, 2005, by and among PetroQuest Energy, LLC, PetroQuest Energy, Inc., Pittrans Inc., TDC Energy LLC, and JP Morgan Chase Bank, N.A., Guaranty Bank, FSB and Calyon New York Branch (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed June 17, 2005).

10.15	Second Amended and Restated Credit Agreement dated as of November 18, 2005, among PetroQuest Energy, LLC, PetroQuest Energy, Inc., JP Morgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 23, 2005).

10.16	Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of December 22, 2005, among PetroQuest Energy, LLC, PetroQuest Energy, Inc., Pittrans, Inc., TDC Energy LLC, JP Morgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 22, 2005).

10.17	Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of November 16, 2006 among PetroQuest Energy, LLC, PetroQuest Energy, Inc., Pittrans, Inc., TDC Energy LLC, JP Morgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 21, 2006).

10.18	Senior Second Lien Secured Credit Agreement dated November 6, 2003, between PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., each of the Lenders from time to time party thereto; and Macquarie Americas Corp., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed November 13, 2003).

10.19	Unconditional Guaranty Agreement dated November 6, 2003, by PetroQuest Energy, Inc. to Macquarie Americas Corp., as administrative agent for the benefit of the Lenders under the Credit Agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed November 13, 2003).

10.20	First Amendment to Second Lien Secured Credit Agreement dated December 23, 2003, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., each of the

Lenders from time to time party thereto, and Macquarie Americas Corp., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 29, 2003).

10.21	Second Amendment to Second Lien Secured Credit Agreement dated July 27, 2004, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., each of the Lenders from time to time party thereto, and Macquarie Americas Corp., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed July 30, 2004).

10.22	Third Amendment to Second Lien Secured Credit Agreement dated as of October 14, 2004 by and between PetroQuest Energy, LLC, PetroQuest Energy, Inc. and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed October 19, 2004).

10.23	Fourth Amendment to Second Lien Secured Credit Agreement dated as of December 29, 2004 by and between PetroQuest Energy, LLC and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed December 30, 2004).

10.24	Fifth Amendment to Second Lien Secured Credit Agreement dated April 12, 2005, among PetroQuest Energy, LLC, TDC Energy LLC f/k/a TDC Acquisition Sub LLC, PetroQuest Energy, Inc. and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed April 13, 2005).

†10.25	Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated September 16, 1998).

†10.26	First Amendment to Employment agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Charles T. Goodson dated July 30, 1999 (incorporated herein by reference to Exhibit 10.1 to For 8-K dated August 9, 1999).

†10.27	Severance Agreement and Release, effective April 8, 2005, between PetroQuest Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed April 22, 2005).

†10.28	Employment Agreement dated May 8, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed August 14, 2000).

†10.29	Employment Agreement dated December 15, 2000 between PetroQuest Energy, Inc. and Arthur M. Mixon, III. (incorporated herein by reference to Exhibit 10.12 to Form 10-K filed March 30, 2001).

†10.30	Employment Agreement dated April 20, 2001 between PetroQuest Energy, Inc. and Daniel G. Fournerat (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed May 15, 2001).

†10.31	Employment Agreement dated April 20, 2001 between PetroQuest Energy, Inc. and Dalton F. Smith III (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed March 13, 2002).

†10.32	Employment agreement dated July 28, 2003, between PetroQuest Energy, Inc. and Stephen H. Green (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed November 13, 2003).

†10.33	Form of Termination Agreement Between PetroQuest Energy, Inc. and each of its executive officers, including Charles T. Goodson, Michael O. Aldridge, Arthur M. Mixon, III, Daniel G. Fournerat, Dalton F. Smith III and Stephen H. Green (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed March 13, 2002).

†10.34	Form of Amendment to Termination Agreement entered into between the Company and each of its executive officers (including Charles T. Goodson, Michael O. Aldridge, Arthur M. Mixon, III, Daniel G. Fournerat and Stephen H. Green), effective as of May 16, 2006 (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed May 19, 2006).

†10.35	Form of Indemnification Agreement between PetroQuest Energy, Inc. and each of its directors and executive officers, including Charles T. Goodson, Daniel G. Fournerat, E. Wayne Nordberg, William W. Rucks, IV, Michael O. Aldridge, Arthur M. Mixon, III, Dalton F. Smith III, Michael L. Finch, W.J. Gordon, III, Stephen H. Green and Charles F. Mitchell, II (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed March 13, 2002).

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Form 10-K filed March 8, 2006).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Ryder Scott Company, L.P.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement
(b) Exhibits.    See Item 15 (a) (3) above.
(c) Financial Statement Schedules. None