Form 10-Q
period 2007-03-31
PETROQUEST ENERGY INC
filed 2007-05-03
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2007
OR
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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of  May 1, 2007 there were 47,787,725 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)
	March 31, 2007	December 31, 2006
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,179	$4,795
Revenue receivable	20,795	21,767
Joint interest billing receivable	16,721	20,072
Hedging asset	1,203	10,527
Prepaid drilling costs	1,642	4,886
Other current assets	6,826	2,143
Total current assets	54,366	64,190

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	744,942	695,116
Unevaluated oil and gas properties	55,320	51,567
Accumulated depreciation, depletion and amortization	(341,296)	(314,869)
Oil and gas properties, net	458,966	431,814
Gas gathering assets	19,571	19,072
Accumulated depreciation and amortization of gas gathering assets	(4,312)	(3,562)
Total property and equipment	474,225	447,324

Other assets, net of accumulated depreciation and amortization of $12,057 and $11,719, respectively	6,825	6,776

Total assets	$535,416	$518,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to vendors	$41,445	$32,049
Advances from co-owners	12,966	13,391
Oil and gas revenue payable	7,919	6,935
Accrued interest	6,227	2,453
Asset retirement obligation	8,968	9,028
Other accrued liabilities	7,355	8,225
Total current liabilities	84,880	72,081

Bank debt	40,000	47,000
10 3/8% senior notes	148,589	148,537
Asset retirement obligation	11,687	11,211
Deferred income taxes	52,734	49,646
Other liabilities	104	104

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; authorized 75,000 shares; issued and outstanding 47,788 shares	48	48
Paid-in capital	127,323	124,552
Accumulated other comprehensive income	758	6,632
Retained earnings	69,293	58,479
Total stockholders' equity	197,422	189,711

Total liabilities and stockholders' equity	$535,416	$518,290

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Income
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Oil and gas sales	$61,884	$47,016
Gas gathering revenue and other income	2,124	1,342
	64,008	48,358

Expenses:
Lease operating expenses	6,937	6,951
Production taxes	2,130	1,570
Depreciation, depletion and amortization	27,613	18,719
Gas gathering costs	950	717
General and administrative	5,180	2,155
Accretion of asset retirement obligation	215	370
Interest expense	3,632	3,372
	46,657	33,854

Income from operations	17,351	14,504

Income tax expense	6,537	5,355

Net income	$10,814	$9,149

Earnings per common share:
Basic	$0.23	$0.19

Diluted	$0.22	$0.19

Weighted average number of common shares:
Basic	47,788	47,326

Diluted	49,451	48,718

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)
	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$10,814	$9,149
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	6,537	5,355
Depreciation, depletion and amortization	27,613	18,719
Accretion of asset retirement obligation	215	370
Amortization of debt issuance costs	239	233
Amortization of bond discount	52	47
Share based compensation expense	2,771	60
Changes in working capital accounts:
Revenue receivable	972	(5,388)
Joint interest billing receivable	3,351	(1,060)
Accounts payable and accrued liabilities	18,120	12,824
Advances from co-owners	(425)	(3,475)
Other assets and liabilities	(1,812)	(6,860)

Net cash provided by operating activities	68,447	29,974

Cash flows from investing activities:
Investment in oil and gas properties	(58,214)	(46,086)
Investment in gas gathering assets	(499)	(3,596)
Other	(336)	-

Net cash used in investing activities	(59,049)	(49,682)

Cash flows from financing activities:
Proceeds from exercise of options	-	13
Deferred financing costs	(14)	(15)
Repayment of bank borrowings	(7,000)	-
Proceeds from bank borrowings	-	15,000

Net cash provided by (used in) financing activities	(7,014)	14,998

Net increase (decrease) in cash and cash equivalents	2,384	(4,710)

Cash and cash equivalents, beginning of period	4,795	6,703

Cash and cash equivalents, end of period	$7,179	$1,993

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$918	$161
Income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1	Basis of Presentation

The consolidated financial information for the three month periods ended March 31, 2007 and 2006, respectively, have been prepared by the Company and were not audited by its independent registered public accountants.  In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2007 and for all reported periods.  Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings per common share is determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options and restricted stock considered dilutive computed using the treasury stock method. There were no shares of restricted stock outstanding during the quarter ended March 31, 2006.  A reconciliation between basic and diluted shares outstanding (in thousands) is as follows:

	Three Months Ended
	March 31,
	2007	2006
Basic shares outstanding	47,788	47,326
Effect of stock options	1,171	1,392
Effect of restricted stock	492	-
Diluted shares outstanding	49,451	48,718

In addition to the stock options included in the reconciliation above, options to purchase 47,000 and 10,000 shares of common stock were outstanding during the three month periods ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares during the periods.  These anti-dilutive options’ exercise prices ranged between $12.21 and $13.49 during the first quarter of 2007 and were $9.99 during the first quarter of 2006.  The anti-dilutive first quarter 2007 options expire during 2016 and 2017 and the anti-dilutive first quarter 2006 options expire in 2016.

Note 3	Long-Term Debt

During 2005, the Company and PetroQuest Energy, L.L.C. issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”).  The Notes are guaranteed by the significant subsidiaries of the Company and PetroQuest Energy, L.L.C.  The aggregate assets and revenues of subsidiaries not guaranteeing the Notes constituted less than 3% of the Company’s consolidated assets and revenues at and for the three months ended March 31, 2007.

The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15.  At March 31, 2007, $5.8 million had been accrued in connection with the May 15, 2007 interest payment, and the Company was in compliance with all of the covenants under the Notes.

On November 18, 2005, the Company and its wholly owned subsidiary, PetroQuest Energy, L.L.C., entered into the Second Amended and Restated Credit Agreement.  The credit agreement provides for a $100 million revolving credit facility that permits borrowings based on the available borrowing base as determined in the credit facility.  The credit facility also allows for the use of up to $15 million of the borrowing base for letters of credit.  The credit facility matures on November 19, 2009.

The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of the Company’s oil and gas properties.  PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves.  The borrowing base under the credit facility is primarily based upon the valuation as of January 1 and July 1 of each year of the mortgaged oil and gas properties. Based upon the April 2007 borrowing base re-determination, effective April 13, 2007 the borrowing base was increased from $75 million to $77.5 million.  The next scheduled borrowing base re-determination will be on October 1, 2007.  The Company or the lenders may request additional borrowing base re-determinations.

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

The Company is subject to certain restrictive financial covenants under the credit facility, including a maximum ratio of consolidated indebtedness to annualized consolidated EBITDA, determined on a rolling four quarter basis, of 3.0 to 1 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the credit agreement.  The credit facility also includes customary restrictions with respect to liens, indebtedness, loans and investments, material changes in the Company’s business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations, transactions with affiliates and rate management transactions.  As of March 31, 2007, there were $40 million of borrowings outstanding under the credit facility and the Company was in compliance with all of the covenants therein.

Note 4	Asset Retirement Obligation

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” which requires recording the fair value of an asset retirement obligation associated with tangible long-lived assets in the period incurred.

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

The following table describes all changes to the Company’s asset retirement obligation liability during the quarter ended March 31, 2007 (in thousands):

Asset retirement obligation at January 1, 2007	$20,239
Liabilities incurred during 2007	11
Liabilities settled during 2007	-
Accretion expense	215
Revisions in estimated cash flows	190

Asset retirement obligation at March 31, 2007	20,655
Less: current portion of asset retirement obligation	(8,968)
Long-term asset retirement obligation	$11,687

Note 5	New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, the Company adopted FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have any effect on the Company’s financial position or results of operations. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2002 through 2006 remain open to examination by the tax jurisdictions to which the Company is subject.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.”  SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.”  Generally, the approach in SFAS 123(R) is similar to the approach in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their estimated fair values.  Pro forma disclosure is no longer an alternative.  The Company adopted the standard on January 1, 2006.

The Company elected to adopt SFAS 123(R) using the “modified prospective” method in which compensation cost is recognized using the requirements of SFAS 123(R) for all share-based payments granted after adoption and the requirements of SFAS 123 for all unvested awards granted prior to adoption.

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

During the three months ended March 31, 2007 and 2006, the Company recognized approximately $2,771,000 and $60,000, respectively, of share based compensation expense.  These non-cash expenses are reflected as a component of the Company’s general and administrative expense.  The Company recorded income tax benefits of $908,000 and $11,000, respectively, related to the share based compensation expense recognized during the first quarters of 2007 and 2006.  Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized until the Company is in a current tax paying position.  Presently, all of the Company’s income taxes are deferred and the Company has substantial net operating losses available to carryover to future periods.

At March 31, 2007, the Company had $14.7 million of unrecognized compensation expense related to granted, but unvested restricted stock and stock options.  This expense will be recognized over a weighted average period of approximately 1.5 years from March 31, 2007.

The components of share based compensation expense for the quarters ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Stock options:
Incentive Stock Options	$317	$30
Non-Qualified Stock Options	405	30
Restricted stock	2,049	-
Share based compensation	$2,771	$60

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

The following table outlines the assumptions used in computing the fair value of stock options granted during the first quarters of 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Dividend yield	0%	0%
Expected volatility	58.5%	62.8%
Risk-free rate	4.5%-4.8%	4.5%
Expected term	6 years	6 years
Forfeiture rate	5.0%	8.4%

Stock options granted (1)	285,641	10,000
Wgtd. avg. grant date fair value per share	$7.00	$6.16
Fair value of grants (1)	$1,999,487	$61,600
___________
(1) Prior to applying estimated forfeiture rate

The following table details stock option activity during the quarter ended March 31, 2007:

	Number of Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Life	Aggregate Intrinsic Value (000's)

Outstanding at beginning of year	2,520,811	$5.18
Granted	285,641	11.87
Expired/cancelled/forfeited	(20,000)	11.75
Exercised	-	-
Outstanding at end of period	2,786,452	$5.82	7 years	$16,434

Options exercisable at end of period	1,558,467	$2.85	5.4 years	$13,781
Options expected to vest	1,166,585	$9.59	8.9 years	$2,520

Restricted Stock

Beginning in May 2006, the Company began granting shares of restricted stock to its employees as part of its long-term incentive compensation plan.  The Company computes the fair value of its service based restricted stock using the closing price of the Company’s stock at the date of grant, assuming a 5% estimated forfeiture rate.  Restricted stock grants vest over a five year period with one-fourth vesting on each of the first, second, third and fifth anniversaries of the date of the grant. No portion of the restricted stock vests on the fourth anniversary of the date of the grant.  Upon a change in control of the Company, all outstanding shares of restricted stock will become immediately vested.  Compensation expense related to restricted stock is recognized over the vesting period using the accelerated expense attribution method.  Periodically the Company adjusts compensation expense based on the difference between actual and estimated forfeitures.

The following table details restricted stock activity during the quarter ended March 31, 2007:

	Number of Shares	Wgtd. Avg. Fair Value per Share

Outstanding at beginning of year	1,409,895	$11.04
Granted	162,515	11.81
Expired/cancelled/forfeited	-	-
Lapse of restrictions	-	-
Outstanding at end of period	1,572,410	$11.12

There were no shares of restricted stock vested at March 31, 2007.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reflected as a financing cash flow, rather than as an operating cash flow as was previously required.  The Company did not recognize any excess tax deductions during any periods presented in connection with the exercise of stock options.

Note 6	Other Comprehensive Income and Derivative Instruments

The following table presents the Company’s comprehensive income for the three month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income	$10,814	$9,149

Change in fair value of derivative instruments, accounted for as hedges, net of taxes	(5,874)	7,054
Comprehensive income	$4,940	$16,203

For the three months ended March 31, 2007 and 2006, the effect of derivative instruments is net of deferred income tax (expense) benefit of $3,450,000 and ($3,681,000), respectively.

The Company accounts for derivatives in accordance with SFAS 133, as amended.  When the conditions specified in SFAS 133 are met, the Company may designate these derivatives as hedges.  The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded as other comprehensive income until the hedged oil or natural gas quantities are produced.  If a hedge becomes ineffective because the expected event does not occur, or the hedge does not qualify for hedge accounting treatment, changes in the fair value of the derivative are recorded on the income statement as derivative expense. At March 31, 2007, our derivative instruments were considered effective cash flow hedges.

Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $2,523,000 and $1,039,000 and oil hedges of $210,000 and ($677,000) for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
2007	Costless Collar	17,500 Mmbtu	$8.36 - 10.01
April-December 2007	Costless Collar	10,000 Mmbtu	$7.00 - 8.65

Crude Oil:
April-June 2007	Costless Collar	1,300 Bbls	$61.15 - 71.52
July-December 2007	Costless Collar	200 Bbls	$65.00 - 77.70

At March 31, 2007, the Company recognized a net asset of $1.2 million related to the estimated fair value of these derivative instruments.    Based on estimated future commodity prices as of March 31, 2007, the Company would realize a $0.8 million gain, net of taxes, as an addition to oil and gas sales during the next 12 months.  These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.

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

Specific asset diversification activities included the 2003 acquisition of proved reserves and acreage in the Southeast Carthage Field in East Texas. In 2004, we entered the Arkoma Basin in Oklahoma by building an acreage position, drilling wells and acquiring proved reserves.  During 2005 we further increased our presence in Oklahoma through multiple acquisition transactions and an expanded drilling program.  Our diversification efforts continued during 2006 through the opening of an exploration office in Tulsa, Oklahoma to augment our increased presence in the region, the drilling of 96 gross wells in Oklahoma and East Texas, which represented approximately 85% of our total gross wells drilled during 2006, and the divestiture of certain mature Gulf of Mexico properties.  Through these efforts, at December 31, 2006, 52% of our estimated proved reserves were located in longer life basins as compared to 50% at December 31, 2005 and 45% at December 31, 2004.  During 2006, 29% of our production was derived from longer life basins versus 30% during 2005, 16% during 2004 and virtually none in 2003.  The decline in production from longer life basins as a percent of our total production during 2006 was primarily due to the restoration of production at Main Pass Block 74 in January 2006 and our discovery at the Turtle Bayou Field, onshore Louisiana.  Our Main Pass Block 74 field had been shut in since September 2004 as a result of damages sustained during Hurricane Ivan.

During 2006, we invested approximately $171 million in exploratory, development and acquisition activities as we drilled a company record 113 gross wells realizing an overall success rate of 91% on our 2006 drilling program.  This drilling activity represented a 31% increase over the number of gross wells drilled in 2005.  As a result of our successful 2006 drilling program, production during the first quarter of 2007 increased to a quarterly company record 7.7 Bcfe, a 32% increase from the corresponding quarter of 2006.  This growth in production resulted in revenues, net income and cash flow from operating activities all achieving quarterly company records by increasing 32%, 18% and 128%, respectively, from first quarter 2006 levels.

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

Our hedges are specifically referenced to the NYMEX index prices we receive for our designated production.  We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX index prices and the posted prices we receive from the designated production.  Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled.  At March 31, 2007, our derivative instruments were considered effective cash flow hedges.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), “Share Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.”  SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.”  Generally, the approach in SFAS 123(R) is similar to the approach in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values.  Pro forma disclosure is no longer an alternative.  We adopted the standard on January 1, 2006 using the modified prospective method.

During the three months ended March 31, 2007 and 2006, we recognized $2,771,000 and $60,000, respectively, of share based compensation expense.  These non-cash expenses are reflected as a component of our general and administrative expense.

At March 31, 2007, we had $14.7 million of unrecognized compensation expense related to granted, but unvested restricted stock and stock options.  This expense will be recognized over a weighted average period of approximately 1.5 years from March 31, 2007.  See Note 5 to our financial statements for more detailed information relative to share based compensation.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, we adopted FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have an effect on our financial position or results of operations. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2002 through 2006 remain open to examination by the tax jurisdictions to which we are subject.

Results of Operations

The following table (unaudited) sets forth certain operating information with respect to our oil and gas operations for the periods noted.  These historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended
	March 31,
	2007	2006
Production:
Oil (Bbls)	359,781	154,974
Gas (Mcf)	5,532,314	4,876,963
Total Production (Mcfe)	7,691,000	5,806,807

Sales:
Total oil sales	$21,587,900	$8,765,568
Total gas sales	40,295,694	38,250,353
Total oil and gas sales	61,883,594	47,015,921

Average sales prices:
Oil (per Bbl)	$60.00	$56.56
Gas (per Mcf)	7.28	7.84
Per Mcfe	8.05	8.10

The above sales and average sales prices include additions (reductions) to revenue related to the settlement of gas hedges of $2,523,000 and $1,039,000 and the settlement of oil hedges of $210,000 and ($677,000) for the three months ended March 31, 2007 and 2006, respectively.

Net income totaled $10,814,000 and $9,149,000 for the quarters ended March 31, 2007 and 2006, respectively.  The  increase in net income during the 2007 period was primarily attributable to the following:

Production.  Oil production during the three month period ended March 31, 2007 increased 132% from the comparable 2006 period, while natural gas production during the quarter ended March 31, 2007 increased 13% from the 2006 quarter.  In total, production during the first quarter of 2007 was 32% higher than the production during the first quarter of 2006.

In December 2006, production was restored at our Ship Shoal 72 Field, which produces substantial oil volumes.  This field had been shut-in during October and November 2006 to replace a portion of the main field pipeline.  As a result of several successful wells drilled during 2006 and the improvement in throughput from the new main field pipeline, production from Ship Shoal 72 totaled 2.8 Bcfe, or approximately 36% of total company production during the first quarter of 2007, as compared to only 0.8 Bcfe, or 13% of total company production during the first quarter of 2006.  The increase in production during the first quarter of 2007 was partially offset by the sale of certain producing Gulf of Mexico properties in November 2006.

A common characteristic of Gulf of Mexico reservoirs is a high initial production rate followed by a steep decline.  As a result, we expect that the production rates from the recently drilled wells at Ship Shoal 72, as well as from other discoveries made in the Gulf of Mexico during 2006, would decline throughout 2007.  If our 2007 drilling program does not continue its success, we may not be able to completely offset these declines and continue to meaningfully grow production during the remainder of 2007.

Prices.  Including the effects of our hedges, average oil prices per barrel for the quarter ended March 31, 2007 were $60.00, as compared to $56.56 for the 2006 period.  Average gas prices per Mcf were $7.28 for the first quarter of 2007, as compared to $7.84 for the comparable period in 2006.  Stated on an Mcfe basis, unit prices received during the quarter ended March 31, 2007 were 1% lower than the prices received during the comparable 2006 quarter.

Revenue.  Oil and gas sales during the quarter ended March 31, 2007 increased 32% to $61,884,000, as compared to oil and gas sales of $47,016,000 for the 2006 period.  The increased revenue during the 2007 period was primarily the result of higher production levels.

During the first quarter of 2007, gas gathering revenue and other income totaled $2,124,000, as compared to $1,342,000 during the 2006 period. The increase in the first quarter of 2007 is the result of increased gas volumes being transported through the gas gathering systems.

Expenses. Lease operating expenses for the three month period ended March 31, 2007 decreased to $6,937,000, as compared to $6,951,000 during the 2006 period.  However, first quarter 2006 lease operating costs included $1,671,000 of operating expenses related to properties that were sold in November 2006.  Excluding the operating expenses and production related to the sold properties, per unit operating expenses totaled $1.02 per Mcfe during the first quarter of 2006, as compared to $0.90 per Mcfe during the first quarter of 2007.  The decline in per unit costs is primarily attributable to the significantly increased production during the first quarter of 2007.  We expect that operating expenses for the remainder of 2007 will be slightly higher than first quarter 2007 expenses, but lower than the operating expenses incurred during the comparable second through fourth quarters of 2006.

Production taxes during the first quarter of 2007 totaled $2,130,000, as compared to $1,570,000 during the corresponding quarter of 2006. The increase in 2007 production taxes is primarily due to increased production from our Oklahoma, Texas and onshore Louisiana properties.  In addition, effective July 1, 2006, the Louisiana severance tax rate increased 48%.

General and administrative expenses during the first quarter of 2007 totaled $5,180,000, as compared to expenses of $2,155,000 during the 2006 period.  Included in general and administrative expenses for the three month periods ended March 31, 2007 and 2006 was $2,771,000 and $60,000, respectively, attributable to share based compensation recognized in connection with SFAS 123(R).  Excluding the impact of SFAS 123(R), the increase in general and administrative expenses is primarily attributable to the 11% increase in our staffing during 2006 necessary to manage our increased operational activity.  We capitalized $1,675,000 and $1,461,000 of general and administrative costs during the quarters ended March 31, 2007 and 2006, respectively.

Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the quarter ended March 31, 2007 totaled $26,764,000, or $3.48 per Mcfe, as compared to $18,122,000, or $3.12 per Mcfe, in the respective period of 2006.   The increase in DD&A expense per Mcfe is primarily due to increased costs to drill for, develop and acquire oil and gas reserves.  Assuming commodity prices remain at current levels, we would expect the costs to drill for, develop and acquire oil and gas reserves to generally approximate first quarter 2007 levels.

Interest expense, net of amounts capitalized on unevaluated prospects, totaled $3,632,000 during the quarter ended March 31, 2007, as compared to $3,372,000 during the 2006 quarter.  We capitalized $1,352,000 and $1,098,000 of interest during the three months ended March 31, 2007 and 2006, respectively.

Income tax expense during the first quarter of 2007 totaled $6,537,000, as compared to $5,355,000 during the 2006 period.  The increase is primarily the result of the increased operating profit during the current quarter, as compared to 2006.  We provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.  The increase in our effective tax rate during the first quarter of 2007, as compared to the 2006 period, is primarily the result of the increase in non-deductible stock compensation expense related to incentive stock options.

Liquidity and Capital Resources

We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of common stock and debt securities and sales of properties.

Source of Capital: Operations

Net cash flow from operations increased from $29,974,000 in the three month period ended March 31, 2006 to $68,447,000 during the three month 2007 period.    The increase in operating cash flow was primarily the result of higher production volumes realized during 2007.

At March 31, 2007, we had a working capital deficit of $30.5 million versus a deficit of $7.9 million at December 31, 2006.   The decline in our working capital was primarily due to the $9.3 million reduction in the estimated fair value of our derivative instruments, which is the result of higher estimated future commodity prices, the $9.4 million increase in our accounts payable to vendors, which is a result of operational activity, and the $3.8 million increase in accrued interest, which is primarily a function of the timing of payments due under our 10 3/8% Senior Notes due 2012.  We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity.   We currently have $37.5 million of available capacity under our bank credit facility.

Source of Capital: Debt

During 2005, we issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”).    The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15.  At March 31, 2007, $5.8 million had been accrued in connection with the May 15, 2007 interest payment.  At March 31, 2007 we were in compliance with all of the covenants under the Notes.

On November 18, 2005, we and our wholly owned subsidiary, PetroQuest Energy, L.L.C., entered into the Second Amended and Restated Credit Agreement.  The credit agreement provides for a $100 million revolving credit facility that permits us to borrow amounts based on the available borrowing base as determined in the credit facility.  The credit facility also allows us to use up to $15 million of the borrowing base for letters of credit.  The credit facility matures on November 19, 2009.

The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of our oil and gas properties.  PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves.  The borrowing base under the credit facility is based primarily upon the valuation as of January 1 and July 1 of each year of our mortgaged oil and gas properties. The borrowing base is currently $77.5 million.  The next scheduled borrowing base re-determination will be on October 1, 2007 and we or the lenders may request additional borrowing base re-determinations.  As of March 31, 2007, we had $40 million of borrowings outstanding under the credit facility and we were in compliance with all of the covenants therein.

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

Use of Capital: Exploration and Development

Our exploration and development budget for 2007 will require significant capital.  Our 2007 capital budget, which is dependent on production, commodity prices, drilling success and related completion and facility costs and which excludes acquisitions, is $160 million to $175 million, of which approximately $52 million had been incurred through March 31, 2007.

Based upon our outlook on commodity prices and production, we believe that cash flows from operations and available bank borrowings will be sufficient to fund the remainder of our planned 2007 exploration and development activities.  In the future, our exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, sales of properties, or joint venture arrangements with industry partners.  We cannot assure you that such additional financings will be available on acceptable terms, if at all.  If we are unable to obtain additional financing, we could be forced to delay or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

Our revenues are derived from the sale of our crude oil and natural gas production.  Based on projected sales volumes for the remainder of 2007, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $18 million impact on our revenues.

We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged.  If the floating price exceeds the fixed price, we are required to pay the counterparts this difference multiplied by the quantity hedged.  During the quarter ended March 31, 2007, we received from the counterparties to our derivative instruments $2,733,000 in connection with net hedge settlements.

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

As of March 31, 2007, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
2007	Costless Collar	17,500 Mmbtu	$8.36 - 10.01
April-December 2007	Costless Collar	10,000 Mmbtu	$7.00 - 8.65

Crude Oil:
April-June 2007	Costless Collar	1,300 Bbls	$61.15 - 71.52
July-December 2007	Costless Collar	200 Bbls	$65.00 - 77.70

At March 31, 2007, we recognized a net asset of $1.2 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of March 31, 2007, we would realize a $0.8 million gain, net of taxes, as an addition to oil and gas sales during the next 12 months.  These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.

Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 21% of our total debt as of March 31, 2007.  Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of March 31, 2007, and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remainder of 2007 is approximately $0.2 million.

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

As is generally the case in the Gulf Coast Basin where the majority of our current production is located, many of our producing properties are characterized by a high initial production rate, followed by a steep decline in production. As a result, we expect that production rates from the wells drilled during 2006 at Ship Shoal 72, as well as the production from other discoveries made in the Gulf Coast Basin during 2006, to decline throughout 2007.  In order to maintain or increase our reserves, we must constantly locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. We must do this even during periods of low oil and natural gas prices when it is difficult to raise the capital necessary to finance our exploration, development and acquisition activities. Without successful exploration, development or acquisition activities, our reserves and revenues will decline rapidly. In particular, if our 2007 drilling program does not continue its success, we may not be able to completely offset the expected declines from the discoveries mentioned above and continue to meaningfully grow production during the remainder of 2007.  We may not be able to find and develop or acquire additional reserves at an acceptable cost or have access to necessary financing for these activities, either of which would have a material adverse effect on our financial condition.

A substantial portion of our operations is exposed to the additional risk of tropical weather disturbances.

A substantial portion of our production and reserves is located in Federal waters offshore, onshore South Louisiana and Texas. For example, production from our Main Pass 74 and Ship Shoal 72 fields, which are located offshore Louisiana, represented approximately 50% of our production during the first quarter of 2007.  Operations in this area are subject to tropical weather disturbances.  Some of these disturbances can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, Hurricanes Katrina and Rita impacted our South Louisiana and Texas operations in August and September of 2005, respectively, causing property damage to certain facilities, a substantial portion of which was covered by insurance. As a result, a portion of our oil and gas production was shut-in reducing our overall production volumes in the third and fourth quarters of 2005.  In addition, production from our Main Pass 74 field, which represented approximately 13% of our first quarter 2007 production, was shut-in from September 2004 to January 2006 due to third party pipeline damage associated with Hurricane Ivan in September 2004.  In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks.

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

As of March 31, 2007, the aggregate amount of our outstanding indebtedness was $189 million, which could have important consequences for you, including the following:

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

Together with our subsidiaries, we may be able to incur substantially more debt in the future in connection with our acquisition, development, exploitation and exploration of oil and natural gas producing properties. Although the indenture governing our 10 3/8% notes contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. As of March 31, 2007, we had $40 million outstanding under our bank credit facility and our borrowing base was $75 million. Effective April 13, 2007, our borrowing base was increased to $77.5 million.  To the extent we add new indebtedness to our current indebtedness levels, the risks described above could substantially increase.

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

PETROQUEST ENERGY, INC.

Date: May 3, 2007	/s/	Michael O. Aldridge
Michael O. Aldridge
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial and Accounting Officer)