Form 10-Q
period 2007-06-30
PETROQUEST ENERGY INC
filed 2007-08-07
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2007
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

As of August 1, 2007, there were 48,197,354 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$1,659	$4,795
Revenue receivable	25,221	21,767
Joint interest billing receivable	20,231	20,072
Hedging asset	4,304	10,527
Prepaid drilling costs	3,333	4,886
Other current assets	5,427	2,143
Total current assets	60,175	64,190

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	801,756	695,116
Unevaluated oil and gas properties	58,509	51,567
Accumulated depreciation, depletion and amortization	(370,286)	(314,869)
Oil and gas properties, net	489,979	431,814
Gas gathering assets	19,529	19,072
Accumulated depreciation and amortization of gas gathering assets	(5,082)	(3,562)
Total property and equipment	504,426	447,324

Other assets, net of accumulated depreciation and amortization of $12,417 and $11,719, respectively	6,815	6,776

Total assets	$571,416	$518,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to vendors	$50,650	$34,790
Advances from co-owners	14,226	13,391
Oil and gas revenue payable	6,374	6,935
Accrued interest	2,444	2,453
Asset retirement obligation	9,010	9,028
Other accrued liabilities	6,610	5,484
Total current liabilities	89,314	72,081

Bank debt	50,000	47,000
10 3/8% senior notes	148,643	148,537
Asset retirement obligation	12,331	11,211
Deferred income taxes	59,755	49,646
Other liabilities	104	104

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; authorized 75,000 shares; issued and outstanding 48,190 and 47,788
shares, respectively	48	48
Paid-in capital	129,586	124,552
Accumulated other comprehensive income	2,712	6,632
Retained earnings	78,923	58,479
Total stockholders' equity	211,269	189,711

Total liabilities and stockholders' equity	$571,416	$518,290

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Income
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Oil and gas sales	$64,830	$49,868	$126,714	$96,884
Gas gathering revenue and other income	1,930	1,628	4,054	2,970
	66,760	51,496	130,768	99,854

Expenses:
Lease operating expenses	8,319	8,827	15,256	15,778
Production taxes	2,054	1,212	4,184	2,782
Depreciation, depletion and amortization	30,051	20,352	57,664	39,071
Gas gathering costs	1,344	927	2,294	1,644
General and administrative	5,324	3,344	10,504	5,499
Accretion of asset retirement obligation	226	383	441	753
Interest expense	3,938	3,627	7,570	6,999
	51,256	38,672	97,913	72,526

Income from operations	15,504	12,824	32,855	27,328

Income tax expense	5,874	4,842	12,411	10,197

Net income	$9,630	$7,982	$20,444	$17,131

Earnings per common share:
Basic	$0.20	$0.17	$0.43	$0.36

Diluted	$0.19	$0.16	$0.41	$0.35

Weighted average number of common shares:
Basic	47,978	47,394	47,883	47,360
Diluted	49,690	48,900	49,556	48,809

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$20,444	$17,131
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	12,411	10,197
Depreciation, depletion and amortization	57,664	39,071
Accretion of asset retirement obligation	441	753
Amortization of debt issuance costs	479	467
Amortization of bond discount	106	96
Share based compensation expense	5,486	1,047
Changes in working capital accounts:
Accounts receivable	(3,454)	1,622
Joint interest billing receivable	(159)	418
Accounts payable and accrued liabilities	20,411	5,515
Advances from co-owners	835	4,155
Other assets	(2,444)	(5,324)

Net cash provided by operating activities	112,220	75,148

Cash flows from investing activities:
Investment in oil and gas properties	(116,916)	(91,434)
Investment in gas gathering assets	(457)	(5,218)
Other	(509)	-

Net cash used in investing activities	(117,882)	(96,652)

Cash flows from financing activities:
Proceeds from exercise of options	534	390
Deferred financing costs	(24)	(101)
Purchase of restricted stock	(984)	-
Repayment of bank borrowings	(12,000)	-
Proceeds from bank borrowings	15,000	23,000

Net cash provided by financing activities	2,526	23,289

Net increase (decrease) in cash and cash equivalents	(3,136)	1,785

Cash and cash equivalents, beginning of period	4,795	6,703

Cash and cash equivalents, end of period	$1,659	$8,488

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,757	$8,407
Income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1	Basis of Presentation

The consolidated financial information for the three and six month periods ended June 30, 2007 and 2006, respectively, have been prepared by the Company and were not audited by its independent registered public accountants.  In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2007 and for all reported periods.  Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic shares outstanding	47,978	47,394	47,883	47,360
Effect of stock options	1,135	1,424	1,153	1,408
Effect of restricted stock	577	82	520	41
Diluted shares outstanding	49,690	48,900	49,556	48,809

In addition to the stock options included in the reconciliation above, options to purchase 145,000 shares of common stock were outstanding during the three- and six-month periods ended June 30, 2007, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares during the periods.  These options’ exercise prices ranged between $13.49 and $14.48 during the periods.  All of the anti-dilutive options in the 2007 periods expire in 2017.

Options to purchase 40,000 and 25,000 shares of common stock were outstanding during the three- and six-month periods ended June 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares during the periods.  These options’ exercise prices ranged between $11.75 and $12.21 during the second quarter of 2006 and between $9.99 and $12.21 during the six month period of 2006, and all expire in 2016.

Note 3	Long-Term Debt

During 2005, the Company and PetroQuest Energy, L.L.C. issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”).  The Notes are guaranteed by the significant subsidiaries of the Company and PetroQuest Energy, L.L.C.  The aggregate assets and revenues of subsidiaries not guaranteeing the Notes constituted less than 3% of the Company’s consolidated assets and revenues at and for the three and six months ended June 30, 2007.

The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15.  At June 30, 2007, $1.9 million had been accrued in connection with the November 15, 2007 interest payment and the Company was in compliance with all of the covenants under the Notes.

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

        The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of the Company’s oil and gas properties.  PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves.  The borrowing base under the credit facility is based primarily upon the bi-annual valuation of the mortgaged oil and gas properties.  The current borrowing base of $77.5 million is based upon the valuation of the Company’s oil and gas properties as of March 31, 2007.  The next scheduled borrowing base re-determination will be on October 1, 2007.  The Company or the lenders may request additional borrowing base re-determinations.

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

The Company is subject to certain restrictive financial covenants under the credit facility, including a maximum ratio of consolidated indebtedness to annualized consolidated EBITDA, determined on a rolling four quarter basis of 3.0 to 1 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the credit agreement.  The credit facility also includes customary restrictions with respect to liens, indebtedness, loans and investments, material changes in the Company’s business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations, transactions with affiliates and rate management transactions.  As of June 30, 2007, there were $50 million of borrowings outstanding under the credit facility and the Company was in compliance with all of the covenants therein.

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

The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligation at January 1, 2007	$20,239
Liabilities incurred during 2007	464
Liabilities settled during 2007	-
Accretion expense	441
Revisions in estimated cash flows	197

Asset retirement obligation at June 30, 2007	21,341
Less: current portion of asset retirement obligation	(9,010)
Long-term asset retirement obligation	$12,331

Note 5	New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, the Company adopted FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have any effect on the Company’s financial position or results of operations.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2007, the Company did not have any accrued interest or penalties related to uncertain tax positions.  The tax years from 2002 through 2006 remain open to examination by the tax jurisdictions to which the Company is subject.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.”  SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.”  Generally, the approach in SFAS 123(R) is similar to the approach in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their estimated fair values.  Pro forma disclosure is no longer an alternative.  The Company adopted the standard on January 1, 2006.

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

The Company currently has one share based compensation plan from which the Company’s compensation committee may grant any of the following types of awards:

•	incentive stock options as defined in Section 722 of the Code;
•	non-statutory stock options;
•	stock appreciation rights;
•	shares of restricted stock;
•	performance units and performance shares;
•	other stock-based awards; and
•	supplemental payments dedicated to the payment of income taxes

The total amount of share-based awards available for grant under the plan is equal to the greater of (i) 15% of the number of issued and outstanding shares of the Company’s common stock as of the first day of the then-current fiscal quarter, or (ii) 7,000,000 shares.

Share based compensation expense is reflected as a component of the Company’s general and administrative expense.  A detail of share based compensation for the periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options:
Incentive Stock Options	$371,000	$264,000	$688,000	$294,000
Non-Qualified Stock Options	507,000	76,000	912,000	106,000
Restricted stock	1,837,000	647,000	3,886,000	647,000
Share based compensation	$2,715,000	$987,000	$5,486,000	$1,047,000

During the three and six month periods ended June 30, 2007, the Company recorded income tax benefits of $0.9 million and $1.8 million, respectively, related to share based compensation expense recognized during those periods.  The three and six month periods ended June 30, 2006 include income tax benefits of $0.3 million relative to share based compensation.  Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized until the Company is in a current tax paying position.  Presently, all of the Company’s income taxes are deferred and the Company has substantial net operating losses available to carryover to future periods.

At June 30, 2007, the Company had approximately $13 million of unrecognized compensation expense related to granted, but unvested restricted stock and stock options.  This expense will be recognized over a weighted average period of approximately 1.25 years from June 30, 2007.

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

The following table outlines the assumptions used in computing the fair value of stock options granted during the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Dividend yield	0%	0%
Expected volatility	57.4%-58.5%	61.3%-62.8%
Risk-free rate	4.5%-5.1%	4.5%-5.1%
Expected term	6 years	6 years
Forfeiture rate	5.0%	8.4%

Stock options granted (1)	415,676	566,030
Weighted avg. fair value per share	$7.30	$6.64
Fair value of grants (1)	$3,034,647	$3,761,200
___________
(1) Prior to applying estimated forfeiture rate

The following table details stock option activity during the six months ended June 30, 2007:

	Number of Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Life	Aggregate Intrinsic Value (000's)

Outstanding at beginning of year	2,520,811	$5.18
Granted	415,676	12.43
Expired/cancelled/forfeited	(20,000)	11.75
Exercised	(219,875)	2.43
Outstanding at end of period	2,696,612	$6.47	7.2 years	$21,755

Options exercisable at end of period	1,727,998	$3.82	6 years	$18,529
Options expected to vest	920,182	$11.21	9.2 years	$3,065

Restricted Stock

In May 2006, the Company began granting shares of restricted stock to its employees as part of its long-term incentive compensation plan.  The Company computes the fair value of its service based restricted stock using the closing price of the Company’s stock at the date of grant assuming a 5% estimated forfeiture rate.  Restricted stock grants vest over a five year period with one-fourth vesting on each of the first, second, third and fifth anniversaries of the date of the grant. No portion of the restricted stock vests on the fourth anniversary of the date of the grant.  Upon a change in control of the Company, all outstanding shares of restricted stock will become immediately vested.  Compensation expense related to restricted stock is recognized over the vesting period using the accelerated expense attribution method.  Periodically the Company adjusts compensation expense based on the difference between actual and estimated forfeitures.

The following table details restricted stock activity during the six months ended June 30, 2007:

	Number of Shares	Wgtd. Avg. Fair Value per Share

Outstanding at beginning of year	1,409,895	$11.04
Granted	168,420	11.90
Expired/cancelled/forfeited	(230)	11.78
Lapse of restrictions	(257,810)	10.75
Outstanding at end of period	1,320,275	$11.21

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reflected as a financing cash flow, rather than as an operating cash flow as was previously required.  The Company did not recognize any excess tax deductions during any periods presented in connection with the exercise of stock options.

Note 6	Other Comprehensive Income and Derivative Instruments

The following table presents the Company’s comprehensive income for the three and six month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$9,630	$7,982	$20,444	$17,131
Change in fair value of derivative instruments, accounted for as hedges, net of taxes	1,954	2,284	(3,920)	9,338
Comprehensive income	$11,584	$10,266	$16,524	$26,469

For the three months ended June 30, 2007 and 2006, the effect of derivative instruments is net of deferred income tax expense of $1,148,000 and $1,440,000, respectively.  For the six month periods ended June 30, 2007 and 2006, the effect of derivative instruments is net of deferred income tax (expense) benefit of $2,302,000 and ($5,121,000), respectively.

The Company accounts for derivatives in accordance with SFAS 133, as amended.  When the conditions specified in SFAS 133 are met, the Company may designate these derivatives as hedges.  The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded as other comprehensive income until the hedged oil or natural gas quantities are produced.  If a hedge becomes ineffective because the expected event does not occur, or the hedge does not qualify for hedge accounting treatment, changes in the fair value of the derivative are recorded on the income statement as derivative expense. At June 30, 2007, our derivative instruments were considered effective cash flow hedges.

Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $1,318,000 and $2,328,000 and oil hedges of $22,200 and ($808,000) for the three months ended June 30, 2007 and 2006, respectively.   For the six month periods ended June 30, 2007 and 2006, oil and gas sales include additions (reductions) related to the settlement of gas hedges of $3,841,000 and $3,367,000 and oil hedges of $232,200 and ($1,485,000), respectively.

As of June 30, 2007, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2007	Costless Collar	17,500 Mmbtu	$8.36 - 10.01
July-December 2007	Costless Collar	10,000 Mmbtu	$7.00 - 8.65

Crude Oil:
July-December 2007	Costless Collar	200 Bbls	$65.00 - 77.70

At June 30, 2007, the Company recognized an asset of $4.3 million related to the estimated fair value of these derivative instruments.    Based on estimated future commodity prices as of June 30, 2007, the Company would realize a $2.7 million gain, net of taxes, as an addition to oil and gas sales during the next 12 months.  These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.

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

Specific asset diversification activities included the 2003 acquisition of proved reserves and acreage in the Southeast Carthage Field in East Texas. In 2004, we entered the Arkoma Basin in Oklahoma by building an acreage position, drilling wells and acquiring proved reserves. During 2005, we further increased our presence in Oklahoma through multiple acquisition transactions and an expanded drilling program.  Our diversification efforts continued during 2006 through the opening of an exploration office in Tulsa, Oklahoma to augment our increased presence in the region, the drilling of 96 gross wells in Oklahoma and East Texas, which represented approximately 85% of our total gross wells drilled during 2006, and the divestiture of certain mature Gulf of Mexico properties.  In addition to our active drilling programs ongoing in East Texas and Oklahoma, during the second quarter of 2007 we acquired approximately $12 million of unproved acreage in longer life basins.  As a result of these focused diversification efforts, approximately 60% of our proved reserves and 30% of our production at June 30, 2007 were derived from longer life basins.

During 2006, we invested approximately $171 million in exploratory, development and acquisition activities as we drilled a company record 113 gross wells realizing an overall success rate of 91% on our 2006 drilling program.  During the first half of 2007, we drilled 35 gross wells realizing an 83% success rate.  As a result of our drilling success during 2006 and the first half of 2007, production during the second quarter of 2007 increased to 7.8 Bcfe, a 20% increase from the corresponding quarter of 2006.  This growth in production resulted in revenues, net income and cash flow from operating activities increasing 30%, 21% and 49%, respectively, from second quarter 2006 levels.

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

Our hedges are specifically referenced to the NYMEX index prices we receive for our designated production.  We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX index prices and the posted prices we receive from the designated production.  Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled.  At June 30, 2007, our derivative instruments were considered effective cash flow hedges.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.”  SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.”  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their estimated fair values.  Pro forma disclosure is no longer an alternative.  We adopted the standard on January 1, 2006 using the modified prospective method.   See Note 5 to our financial statements for more detailed information relative to share based compensation.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, we adopted FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have an effect on our financial position or results of operations.  We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2007, we did not have any accrued interest or penalties related to uncertain tax positions.  The tax years from 2002 through 2006 remain open to examination by the tax jurisdictions to which we are subject.

Results of Operations

The following table (unaudited) sets forth certain information with respect to our oil and gas operations for the periods noted.  These historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Production:
Oil (Bbls)	286,692	187,449	646,473	342,423
Gas (Mcf)	6,103,848	5,408,047	11,636,162	10,285,010
Total Production (Mcfe)	7,824,000	6,532,741	15,515,000	12,339,548

Sales:
Total oil sales	$19,510,894	$12,254,099	$41,098,794	$21,019,667
Total gas sales	45,319,729	37,613,962	85,615,423	75,864,315
Total oil and gas sales	64,830,623	49,868,061	126,714,217	96,883,982

Average sales prices:
Oil (per Bbl)	$68.06	$65.37	$63.57	$61.39
Gas (per Mcf)	7.42	6.96	7.36	7.38
Per Mcfe	8.29	7.63	8.17	7.85

The above sales and average sales prices include additions (reductions) to revenue related to the settlement of gas hedges of $1,318,000 and $2,328,000 and the settlement of oil hedges of $22,200 and ($808,000) for the three months ended June 30, 2007 and 2006, respectively.  The above sales and average sales prices include additions (reductions) to revenue related to the settlement of gas hedges of $3,841,000 and $3,367,000 and the settlement of oil hedges of $232,200 and ($1,485,000) for the six month periods ended June 30, 2007 and 2006, respectively.

Net income totaled $9,630,000 and $7,982,000 for the quarters ended June 30, 2007 and 2006, respectively, while net income for the six month periods ended June 30, 2007 and 2006 totaled $20,444,000 and $17,131,000, respectively.  The increase in net income during the 2007 periods was primarily attributable to the following:

Production.  Oil production during the three and six month periods ended June 30, 2007 increased 53% and 89%, respectively, from the comparable 2006 periods, while natural gas production during the quarter and six months ended June 30, 2007 increased 13% from the comparable 2006 periods.  In total, production during the quarter and six month periods ended June 30, 2007 was 20% and 26% higher, respectively, than the production during the quarter and six months ended June 30, 2006.

Throughout 2006, we successfully drilled and recompleted several wells at our Ship Shoal 72 Field, which produces substantial oil volumes.  As a result of drilling success and the improvement in throughput from a new main field pipeline installed in late 2006, production from Ship Shoal 72 totaled 5.1 Bcfe, or approximately 33% of total company production during the first six months of 2007, as compared to only 2.1 Bcfe, or 17% of total company production during the comparable 2006 period.  The increase in production during the first half of 2007 was partially offset by the sale of certain producing Gulf of Mexico properties in November 2006.

Prices.  Including the effects of our hedges, average oil prices per barrel for the quarter and six months ended June 30, 2007 were $68.06 and $63.57, respectively, as compared to $65.37 and $61.39, respectively, for the 2006 periods.  Average gas prices per Mcf were $7.42 and $7.36 for the quarter and six months ended June 30, 2007, respectively, as compared to $6.96 and $7.38 for the respective 2006 periods.  Stated on an Mcfe basis, unit prices received during the quarter and six months ended June 30, 2007 were 9% and 4% higher, respectively, than the prices received during the comparable 2006 periods.

Revenue.  Oil and gas sales during the quarter and six months ended June 30, 2007 increased 30% and 31% to $64,830,000 and $126,714,000, respectively, as compared to oil and gas sales of $49,868,000 and $96,884,000 for the 2006 periods.  The increased revenue during the 2007 periods was primarily the result of higher production levels.

During the quarter and six month periods of 2007, gas gathering revenue and other income totaled $1,930,000 and $4,054,000, respectively, as compared to $1,628,000 and $2,970,000 during the 2006 periods. The increase in 2007 is the result of increased gas volumes being transported through the gas gathering systems, primarily in Oklahoma.

Expenses. Lease operating expenses for the three and six month periods ended June 30, 2007 decreased to $8,319,000 and $15,256,000, respectively, as compared to $8,827,000 and $15,778,000 during the 2006 periods.  However, the second quarter and six month 2006 periods include lease operating costs of $1,376,000 and $3,048,000, respectively, related to several mature Gulf of Mexico properties that were sold in November 2006.  Excluding the operating expenses and production related to the sold properties, per unit operating expenses totaled $1.23 and $1.13 per Mcfe during the three and six month periods of 2006, respectively, as compared to $1.06 and $0.98, per Mcfe during the 2007 periods.  The decline in per unit costs is primarily attributable to the significantly increased production during the first six months of 2007.  We expect that operating expenses for the remainder of 2007 will approximate second quarter 2007 amounts.

Production taxes during the quarter and six months ended June 30, 2007 totaled $2,054,000 and $4,184,000, respectively, as compared to $1,212,000 and $2,782,000 during the 2006 periods.  The increase in 2007 production taxes is primarily due to increased production from our Oklahoma, Texas and onshore Louisiana properties.  In addition to higher volumes, effective July 1, 2006, the Louisiana severance tax rate increased 48%.  On July 1, 2007, the Louisiana severance tax rate was reduced by 28%.

General and administrative expenses during the quarter and six months ended June 30, 2007 totaled $5,324,000 and $10,504,000, respectively, as compared to expenses of $3,344,000 and $5,499,000 during the comparable 2006 periods.  Included in general and administrative expenses for the periods ended June 30, 2007 and 2006 was share based compensation expense relative to SFAS 123(R) as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options:
Incentive Stock Options	$371,000	$264,000	$688,000	$294,000
Non-Qualified Stock Options	507,000	76,000	912,000	106,000
Restricted stock	1,837,000	647,000	3,886,000	647,000
Share based compensation	$2,715,000	$987,000	$5,486,000	$1,047,000

Share based compensation expense during the 2007 periods increased, as compared to the 2006 periods, as a result of stock option and restricted stock grants made throughout 2006 and the first half of 2007.  Excluding the impact of share based compensation expense, the increase in general and administrative expenses was primarily attributable to the 11% increase in our staffing during 2006 necessary to manage our increased operational activity.  We capitalized $1,861,000 and $3,536,000 of general and administrative costs during the three and six month periods ended June 30, 2007, respectively, and $1,468,000 and $2,929,000 during the comparable 2006 periods.

Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the quarter and six months ended June 30, 2007 totaled $29,162,000 or $3.73 per Mcfe and $55,926,000 or $3.60 per Mcfe, respectively, as compared to $19,641,000 or $3.01 per Mcfe and $37,763,000 or $3.06 per Mcfe in the respective periods of 2006.   The increase in DD&A expense per Mcfe is primarily due to increased costs to drill for, develop and acquire oil and gas reserves, as well as the impact of two commercially unproductive wells drilled in the Gulf Coast Basin during the second quarter of 2007.  Assuming commodity prices remain at current levels, we would expect the costs to drill for, develop and acquire oil and gas reserves to generally approximate second quarter 2007 levels.

Interest expense, net of amounts capitalized on unevaluated prospects, totaled $3,938,000 and $7,570,000, respectively, during the quarter and six months ended June 30, 2007 as compared to $3,627,000 and $6,999,000 during the 2006 periods. We capitalized $1,411,000 and $2,763,000 of interest during the three and six month periods of 2007 and $1,149,000 and $2,247,000 during the respective 2006 periods.

Income tax expense during the quarter and six month periods ended June 30, 2007 totaled $5,874,000 and $12,411,000, respectively, as compared to $4,842,000 and $10,197,000 during 2006 periods.  The increase is primarily the result of the increased operating profit during the 2007 periods, as compared to 2006.  We provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.

Liquidity and Capital Resources

We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of common stock and debt securities and sales of properties.  At June 30, 2007, we had a working capital deficit of $29.1 million versus a deficit of $7.9 million at December 31, 2006.  The decline in our working capital was primarily due to the $15.9 million increase in our accounts payable to vendors, which is the result of increased activity primarily related to the acquisitions of unproved acreage in longer life basins during the second quarter of 2007 totaling approximately $12 million.  Additionally, our working capital was negatively impacted by the $6.2 million reduction in our hedging asset that was the result of higher estimated future commodity prices and the expiration of certain hedge contracts.

We have several sources of capital available that we believe will be sufficient to address our working capital deficit.  At June 30, 2007, we had $27.5 million of borrowings available under our bank credit facility.  Our current borrowing base of $77.5 million is based on the valuation of our oil and gas properties by our lenders as of March 31, 2007.  The next scheduled borrowing base re-determination is October 1, 2007, but we or the bank group can request additional re-determinations.   Other sources of available capital include our cash flow from operations and potential proceeds from the issuance of securities or the sale of properties or other assets.  In addition, we could delay a portion of our planned 2007 capital expenditures or reduce our participation in certain future projects to address potential short-term liquidity needs.

Natural gas and oil prices have a significant impact on our cash flows available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our bank credit facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that we can economically produce.  Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under the bank credit facility, thus reducing the amount of financial resources available to meet our capital requirements.  Reduced cash flow may also make it difficult to incur debt, other than under our bank credit facility, because of the restrictive covenants in the indenture governing our 10 3/8% Senior Notes due 2012 (the “Notes”).  Our ability to comply with the covenants in our debt agreements is dependent upon the success of our exploration and development program and upon factors beyond our control, such as natural gas and oil prices. See the following discussion for a more detailed description of our various sources and uses of capital.

Source of Capital: Operations

Net cash flow from operations increased from $75,148,000 in the six month period ended June 30, 2006 to $112,220,000 during the six month 2007 period.  The increase in operating cash flow was primarily the result of higher production volumes realized during 2007.

Source of Capital: Debt

During 2005, we issued $150 million in principal amount of the Notes.  The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15.  At June 30, 2007, $1.9 million had been accrued in connection with the November 15, 2007 interest payment.  At June 30, 2007, we were in compliance with all of the covenants under the Notes.

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

The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of our oil and gas properties.  PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves.  The borrowing base under the credit facility is based primarily upon the bi-annual valuation of our mortgaged oil and gas properties. The borrowing base is currently $77.5 million, based upon the valuation of our oil and gas properties at March 31, 2007.  The next scheduled borrowing base re-determination will be on October 1, 2007 and we or the lenders may request additional borrowing base re-determinations.  As of June 30, 2007, we had $50 million of borrowings outstanding under the credit facility and we were in compliance with all of the covenants therein.  During July 2007, we borrowed an additional $8 million under the credit facility for general working capital needs.

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

Use of Capital: Exploration and Development

Our exploration and development budget for 2007 will require significant capital.  Our 2007 capital budget, which excludes acquisitions, is $185 million to $200 million.  Excluding acquisitions and capitalized interest and general and administrative costs, through June 30, 2007 we incurred approximately $95 million of our 2007 capital budget.

Our ability to fund the remainder of the planned 2007 exploration and development activities with cash flow from operations and available bank borrowings is highly dependent upon near-term commodity prices, production, drilling success and the actual cost of our operations compared to our cost estimates.  Our exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, sales of properties, or joint venture arrangements with industry partners.  We cannot assure you that such additional financings will be available on acceptable terms, if at all.  If we are unable to obtain additional financing, we could be forced to delay, reduce our participation in or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

Disclosure Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements.  These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil and natural gas prices, declines in the values of our properties resulting in ceiling test writedowns, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas business.  In particular, careful consideration should be given to cautionary statements made in the various reports the Company has filed with the Securities and Exchange Commission. The Company undertakes no duty to update or revise these forward-looking statements.

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

We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged.  If the floating price exceeds the fixed price, we are required to pay the counterparts this difference multiplied by the quantity hedged.  During the quarter and six month periods ended June 30, 2007, we received from the counterparties to our derivative instruments $1,340,000 and $4,073,000, respectively, in connection with net hedge settlements.

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

As of June 30, 2007, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2007	Costless Collar	17,500 Mmbtu	$8.36 - 10.01
July-December 2007	Costless Collar	10,000 Mmbtu	$7.00 - 8.65

Crude Oil:
July-December 2007	Costless Collar	200 Bbls	$65.00 - 77.70

At June 30, 2007, we recognized a net asset of $4.3 million related to the estimated fair value of these derivative instruments.  Based on estimated future commodity prices as of June 30, 2007, we would realize a $2.7 million gain, net of taxes, as an addition to oil and gas sales during the next 12 months.  These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.

In July 2007, we entered into the following additional oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2008	Costless Collar	5,000 Mmbtu	$7.50 - 9.18

Crude Oil:
August-December 2007	Costless Collar	500 Bbls	$70.00 - 75.25
2008	Costless Collar	400 Bbls	$70.00 - 75.55

Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 25% of our total debt as of June 30, 2007.  Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of June 30, 2007, and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remainder of 2007 is approximately $0.2 million.

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

As is generally the case in the Gulf Coast Basin where the majority of our current production is located, many of our producing properties are characterized by a high initial production rate, followed by a steep decline in production.  As a result, we expect that production rates from the wells drilled and recompleted during 2006 at Ship Shoal 72, as well as the production from other discoveries made in the Gulf Coast Basin during 2006, to decline throughout 2007.  In order to maintain or increase our reserves, we must constantly locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production.  We must do this even during periods of low oil and natural gas prices when it is difficult to raise the capital necessary to finance our exploration, development and acquisition activities.  Without successful exploration, development or acquisition activities, our reserves and revenues will decline rapidly.  In particular, if our 2007 drilling program does not continue its success or if we are unable to fund the remainder of our planned 2007 drilling program, we may not be able to completely offset the expected declines from the discoveries mentioned above and continue to meaningfully grow production during the remainder of 2007.  We may not be able to find and develop or acquire additional reserves at an acceptable cost or have access to necessary financing for these activities, either of which would have a material adverse effect on our financial condition.

A substantial portion of our operations is exposed to the additional risk of tropical weather disturbances.

A substantial portion of our production and reserves is located in Federal waters offshore, onshore South Louisiana and Texas. For example, production from our Ship Shoal 72 and Main Pass 74 fields, which are located offshore Louisiana, represented approximately 33% and 15%, respectively, of our production during the first six months of 2007.  Operations in this area are subject to tropical weather disturbances.  Some of these disturbances can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, Hurricanes Katrina and Rita impacted our South Louisiana and Texas operations in August and September of 2005, respectively, causing property damage to certain facilities, a substantial portion of which was covered by insurance. As a result, a portion of our oil and gas production was shut-in reducing our overall production volumes in the third and fourth quarters of 2005.  In addition, production from our Main Pass 74 field was shut-in from September 2004 to January 2006 due to third party pipeline damage associated with Hurricane Ivan in September 2004.  In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks.

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

A material reduction or loss in production from our Ship Shoal 72 field could materially affect our operations.

Production from our Ship Shoal 72 field represented approximately 33% of our production for the first six months of 2007. A material reduction or loss of production from this field due to a variety of industry operating hazards and adverse weather conditions could have a material adverse effect on our financial condition and results of operations.

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

As of June 30, 2007, the aggregate amount of our outstanding indebtedness was $199 million, which could have important consequences for you, including the following:

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

Together with our subsidiaries, we may be able to incur substantially more debt in the future in connection with our acquisition, development, exploitation and exploration of oil and natural gas producing properties. Although the indenture governing our 10 3/8% notes contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. As of June 30, 2007, we had $50 million outstanding under our bank credit facility and our borrowing base was $77.5 million. To the extent we add new indebtedness to our current indebtedness levels, the risks described above could substantially increase.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2007, we held our 2007 annual meeting of stockholders.  The holders of 40,975,953 shares of common stock were present in person or represented by proxy at the meeting.  At the meeting, the stockholders took the following actions:

(a)	Election of Directors

The stockholders elected the following persons to serve as our directors until the next annual meeting of stockholders or until their successors are duly elected and qualified:

Name	Number of Votes For	Number of Votes Withheld
Charles T. Goodson	40,366,263	609,688
William W. Rucks, IV	39,733,267	1,242,684
E. Wayne Nordberg	39,583,923	1,392,028
Michael L. Finch	39,732,567	1,243,384
W. J. Gordon, III	39,730,772	1,245,179
Charles F. Mitchell, II, M.D.	39,710,342	1,265,609

(b)	Ratification of the Appointment of Ernst & Young LLP

The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 as follows:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
40,888,069	55,683	32,200

Item 5.	OTHER INFORMATION

NONE.

Item 6.	EXHIBITS

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

PETROQUEST ENERGY, INC.

Date:	August 7, 2007	/s/ Michael O. Aldridge
Michael O. Aldridge
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial and Accounting Officer)