Form 10-Q
period 2007-09-30
PETROQUEST ENERGY INC
filed 2007-11-06
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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
Yes ☑       No☐
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
Yes ☐       No ☑
          As of November 5, 2007, there were 49,355,498 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,714	$4,795
Revenue receivable	24,181	21,767
Joint interest billing receivable	19,707	20,072
Hedging asset	2,509	10,527
Prepaid drilling costs	2,088	4,886
Other current assets	4,639	2,143

Total current assets	60,838	64,190

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	850,807	695,116
Unevaluated oil and gas properties	72,313	51,567
Accumulated depreciation, depletion and amortization	(401,977)	(314,869)

Oil and gas properties, net	521,143	431,814
Gas gathering assets	21,509	19,072
Accumulated depreciation and amortization of gas gathering assets	(5,852)	(3,562)

Total property and equipment	536,800	447,324

Other assets, net of accumulated depreciation and amortization of $10,843 and $11,719, respectively	6,277	6,776

Total assets	$603,915	$518,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$50,476	$34,790
Advances from co-owners	18,056	13,391
Oil and gas revenue payable	6,935	6,935
Accrued interest	5,836	2,453
Asset retirement obligation	7,778	9,028
Other accrued liabilities	7,194	5,484

Total current liabilities	96,275	72,081

Bank debt	—	47,000
10 3/8% senior notes	148,698	148,537
Asset retirement obligation	12,671	11,211
Deferred income taxes	63,865	49,646
Other liabilities	362	104
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,300 and 0, respectively	1	—
Common stock, $.001 par value; authorized 75,000 shares; issued and outstanding 48,350 and 47,788, respectively	48	48
Paid-in capital	193,690	124,552
Accumulated other comprehensive income	1,418	6,632
Retained earnings	86,887	58,479

Total stockholders’ equity	282,044	189,711

Total liabilities and stockholders’ equity	$603,915	$518,290

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Income
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Oil and gas sales	$63,988	$53,310	$190,702	$150,194
Gas gathering revenue and other income	1,512	1,776	5,566	4,746

	65,500	55,086	196,268	154,940

Expenses:
Lease operating expenses	8,929	8,960	24,185	24,738
Production taxes	1,593	1,772	5,777	4,554
Depreciation, depletion and amortization	31,846	23,923	89,510	62,994
Gas gathering costs	894	998	3,188	2,642
General and administrative	5,550	4,561	16,054	10,060
Accretion of asset retirement obligation	238	387	679	1,140
Interest expense	3,542	3,756	11,112	10,755

	52,592	44,357	150,505	116,883

Income from operations	12,908	10,729	45,763	38,057

Income tax expense	4,870	4,185	17,281	14,382

Net income	8,038	6,544	28,482	23,675

Preferred stock dividends	74	—	74	—

Net income available to common stockholders	$7,964	$6,544	$28,408	$23,675

Earnings per common share:
Basic	$0.16	$0.14	$0.59	$0.50

Diluted	$0.16	$0.13	$0.57	$0.49

Weighted average number of common shares:
Basic	48,284	47,643	48,018	47,454

Diluted	49,778	48,999	49,602	48,747

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$28,482	$23,675
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	17,281	14,382
Depreciation, depletion and amortization	89,510	62,994
Accretion of asset retirement obligation	679	1,140
Amortization of debt issuance costs	722	705
Amortization of bond discount	161	145
Share based compensation expense	7,656	3,169
Changes in working capital accounts:
Accounts receivable	(2,414)	(407)
Joint interest billing receivable	365	2,593
Accounts payable and accrued liabilities	20,588	9,243
Advances from co-owners	4,665	(724)
Other assets	(207)	(5,069)

Net cash provided by operating activities	167,488	111,846

Cash flows from investing activities:
Investment in oil and gas properties	(176,791)	(136,709)
Sale of oil and gas properties and other	248	4,859
Investment in gas gathering assets	(2,437)	(5,861)

Net cash used in investing activities	(178,980)	(137,711)

Cash flows from financing activities:
Net (payments for) proceeds from share based compensation	(63)	1,380
Deferred financing costs	(73)	(106)
Proceeds from preferred stock offering	65,000	—
Costs of preferred stock offering	(3,453)	—
Repayment of bank borrowings	(70,000)	(6,000)
Proceeds from bank borrowings	23,000	30,000

Net cash provided by financing activities	14,411	25,274

Net increase (decrease) in cash and cash equivalents	2,919	(591)

Cash and cash equivalents, beginning of period	4,795	6,703

Cash and cash equivalents, end of period	$7,714	$6,112

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,283	$9,124

Income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 Basis of Presentation
              The consolidated financial information for the three and nine month periods ended September 30, 2007 and 2006, respectively, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2007 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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
Note 2 Convertible Preferred Stock
              During September 2007, the Company completed the public offering of 1,300,000 shares of its 6.875% Series B cumulative convertible perpetual preferred stock (the “Series B Preferred Stock”). The net proceeds received from the offering were primarily used to repay the $58,000,000 of outstanding borrowings under the Company’s credit facility. Details of the September offering are as follows:

Preferred
Stock Offering
Gross proceeds	$65,000,000
Underwriting discount	(3,250,000)
Other costs of the offering	(203,000)

Net proceeds (1)	$61,547,000

Shares issued (1)	1,300,000
Issue price per share	$50.00

(1)	In October 2007, the underwriters exercised their over-allotment option and we issued an additional 195,000 shares of Series B Preferred Stock resulting in net proceeds to us of $9.3 million.
              The following is a summary of certain terms of the Series B Preferred Stock:
              Dividends. The Series B Preferred Stock will accumulate dividends at an annual rate of 6.875% for each share of Series B Preferred Stock. Dividends will be cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by the Company’s debt agreements, assets are legally available to pay dividends and the Company’s board of directors or an authorized committee of the board declares a dividend payable, the Company will pay dividends in cash, every quarter. The first dividend payment, if declared and paid, will be made on January 15, 2008.
              Subject to certain limited exceptions, no dividends or other distributions (other than a dividend payable solely in shares of a like or junior ranking) may be paid or set apart for payment upon any shares ranking equally with the Series B Preferred Stock (“parity shares”) or shares ranking junior to the Series B Preferred Stock (“junior shares”), nor may any parity shares or junior shares be redeemed or acquired for any consideration by the Company

(except by conversion into or exchange for shares of a like or junior ranking) unless all accumulated and unpaid dividends have been paid or funds therefore have been set apart on the Series B Preferred Stock and any parity shares.
              Liquidation preference. In the event of the Company’s voluntary or involuntary liquidation, winding-up or dissolution, each holder of Series B Preferred Stock will be entitled to receive and to be paid out of the Company’s assets available for distribution to the Company’s stockholders, before any payment or distribution is made to holders of junior stock (including common stock), but after any distribution on any of the Company’s indebtedness or senior stock, a liquidation preference in the amount of $50 per share of the Series B Preferred Stock, plus accumulated and unpaid dividends on the shares to the date fixed for liquidation, winding-up or dissolution.
              Ranking. The Series B Preferred Stock will rank:
•	senior to all of the shares of the Company’s common stock and to all of the Company’s other capital stock issued in the future unless the terms of such capital stock expressly provide that it ranks senior to, or on a parity with, shares of the Series B Preferred Stock;

•	on a parity with all of the Company’s other capital stock issued in the future the terms of which expressly provide that it will rank on a parity with the shares of the Series B Preferred Stock; and

•	junior to all of the Company’s existing and future debt obligations and to all shares of the Company’s capital stock issued in the future the terms of which expressly provide that such shares will rank senior to the shares of the Series B Preferred Stock.
              Mandatory conversion. On or after October 20, 2010, the Company may, at its option, cause shares of the Series B Preferred Stock to be automatically converted at the applicable conversion rate, but only if the closing sale price of the Company’s common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day immediately preceding the date the Company gives the conversion notice equals or exceeds 130% of the conversion price in effect on each such trading day.
              Limited optional redemption. If fewer than 15% of the shares of Series B Preferred Stock are outstanding, the Company may, at any time on or after October 20, 2010, at its option, redeem for cash all such Series B Preferred Stock at a redemption price equal to the liquidation preference of $50 plus any accrued and unpaid dividends, if any, on a share of Series B Preferred Stock to, but excluding, the redemption date, for each share of Series B Preferred Stock.
              Conversion rights. Each share of Series B Preferred Stock may be converted at any time, at the option of the holder, into 3.4433 shares of the Company’s common stock (which is based on an initial conversion price of approximately $14.52 per share of common stock, subject to adjustment) plus cash in lieu of fractional shares, subject to the Company’s right to settle all or a portion of any such conversion in cash or shares of the Company’s common stock. If the Company elects to settle all or any portion of its conversion obligation in cash, the conversion value and the number of shares of the Company’s common stock it will deliver upon conversion (if any) will be based upon a 20 trading day averaging period.
              Upon any conversion, the holder will not receive any cash payment representing accumulated and unpaid dividends on the Series B Preferred Stock, whether or not in arrears, except in limited circumstances. The conversion rate is equal to $50 divided by the conversion price at the time. The conversion price is subject to adjustment upon the occurrence of certain events. The conversion price on the conversion date and the number of shares of the Company’s common stock, as applicable, to be delivered upon conversion may be adjusted if certain events occur.
              Purchase or exchange upon fundamental change. If the Company becomes subject to a fundamental change (as defined below), each holder of shares of Series B Preferred Stock will have the right to require the Company to purchase any or all of its shares at a purchase price equal to 100% of the liquidation preference, plus accumulated and unpaid dividends, to the date of the purchase. The Company will have the option to pay the purchase price in cash, shares of common stock or a combination of cash and shares. If the Company chooses to pay all or a portion of the purchase price in shares of common stock, in no event will the total number of shares of common stock issuable upon repurchase exceed 11.1857 shares of common stock for each share of Series B Preferred Stock, subject to adjustment, and the Company will not be required to pay cash in the event the per share value of the common stock issued upon any such repurchase is less than the common stock value floor; provided, however, that the Company shall not pay the purchase price in shares of common stock or a combination of shares of common stock and cash unless (1) the Company shall have given a timely fundamental change notice including its intention to pay the purchase price or a specified percentage of the purchase price with shares of common stock and (2) such shares of common stock are registered under the Securities Act and the Exchange Act, in each case. The Company’s ability to purchase all or a portion of Series B Preferred Stock for cash is subject to the Company’s obligation to repay or repurchase any outstanding debt required to be repaid or repurchased in connection with a fundamental change and to any contractual restrictions then contained in the Company’s existing borrowing agreements.
              Conversion in connection with a fundamental change. If a holder elects to convert its shares of Series B Preferred Stock in connection with certain fundamental changes, the Company will in certain circumstances increase the conversion rate for the Series B Preferred Stock. Upon a conversion in connection with a fundamental change, the holder will be entitled to receive a cash payment for all accumulated and unpaid dividends.
              A “fundamental change” will be deemed to have occurred upon the occurrence of any of the following:
1.	any “person” becomes the “beneficial owner” directly or indirectly, of more than 50% of the voting power of the Company’s common equity;

2.	individuals who on September 25, 2007, constituted the board of directors (together with any new directors whose election by such board of directors or whose nomination for election by the stockholders of the Company was approved by a vote of a majority of the directors of the Company then still in office who were either directors on September 25, 2007, or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the board of directors then in office;

3.	the merger or consolidation of the Company with or into another person or the merger of another person with or into the Company, or the sale of all or substantially all the assets of the Company to another person other than a transaction following which holders of securities that represented 100% of the voting power of the Company’s common equity immediately prior to such transaction (or other securities into which such securities are converted as part of such merger or consolidation transaction) own directly or indirectly at least a majority of the voting power of the voting equity of the surviving person in such merger or consolidation transaction or transferee in such sale of assets transaction immediately after such transaction;

4.	the adoption of a plan relating to the liquidation or dissolution of the Company; or

5.	the Company’s common stock is neither listed on a national securities exchange nor listed nor approved for quotation on an over-the-counter market in the United States.
However, a fundamental change will not be deemed to have occurred in the case of a share exchange, merger or consolidation or in an exchange offer having the result described in subsection 1 above, if 90% or more of the consideration in the aggregate paid for common stock (and cash payments pursuant to dissenters’ appraisal rights) in the share exchange, merger or consolidation or exchange offer consists of common stock of a United States company traded on a national securities exchange (or which will be so traded or quoted when issued or exchanged in connection with such transaction).
              Voting rights. If the Company fails to pay dividends for six quarterly dividend periods (whether or not consecutive) or if the Company fails to pay the purchase price on the purchase date for the Series B Preferred Stock following a fundamental change, holders of the Series B Preferred Stock will have voting rights to elect two directors to the Company’s board.

              In addition, subject to certain exceptions, the Company may generally not, without the approval of the holders of at least 66 2/3% of the shares of the Series B Preferred Stock then outstanding:
•	amend the Company’s certificate of incorporation and bylaws, by merger or otherwise, if the amendment would alter or change the powers, preferences, privileges or rights of the holders of shares of the Series B Preferred Stock so as to adversely affect them;

•	issue, authorize or increase the authorized amount of, or issue or authorize any obligation or security convertible into or evidencing a right to purchase, any senior stock; or

•	reclassify any of the Company’s authorized stock into any senior stock of any class, or any obligation or security convertible into or evidencing a right to purchase any senior stock.
              In addition, if the Company creates an additional series of preferred stock that is part of the same class as the Series B Preferred Stock and all series of the class are not equally affected by a proposed change, the approval of the holders of at least 66 2/3% of the series that would have diminished status will be required to amend the Company’s certificate of incorporation and bylaws, by merger or otherwise.
Note 3 Earnings Per Share
              Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share is determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options and restricted stock considered dilutive computed using the treasury stock method.
              Diluted earnings per share for the 2007 periods also considers the effect of the Series B Preferred Stock issued in September 2007 (Note 2) by applying the “if converted” method. Under this method, the dividends applicable to the Series B Preferred Stock are added back to the numerator and the Series B Preferred Stock is assumed to have been converted to common shares in the denominator as of the beginning of the period (or at the time of issuance if later). In applying the “if converted” method for the Series B Preferred Stock, conversion is not assumed in computing diluted earnings per share if the effect would be anti-dilutive.

              A reconciliation between basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

	Income	Shares	Per
For the Three Months Ended September 30, 2007	(Numerator)	(Denominator)	Share Amount
BASIC EPS
Net income available to common stockholders	$7,964	48,284	$0.16

Effect of dilutive securities:
Stock options	—	966
Restricted stock	—	528
Series B preferred stock	—	—

DILUTED EPS	$7,964	49,778	$0.16

	Income	Shares	Per
For the Three Months Ended September 30, 2006	(Numerator)	(Denominator)	Share Amount
BASIC EPS
Net income available to common stockholders	$6,544	47,643	$0.14

Effect of dilutive securities:
Stock options	—	1,199
Restricted stock	—	157

DILUTED EPS	$6,544	48,999	$0.13

	Income	Shares	Per
For the Nine Months Ended September 30, 2007	(Numerator)	(Denominator)	Share Amount
BASIC EPS
Net income available to common stockholders	$28,408	48,018	$0.59

Effect of dilutive securities:
Stock options	—	1,090
Restricted stock	—	494
Series B preferred stock	—	—

DILUTED EPS	$28,408	49,602	$0.57

	Income	Shares	Per
For the Nine Months Ended September 30, 2006	(Numerator)	(Denominator)	Share Amount
BASIC EPS
Net income available to common stockholders	$23,675	47,454	$0.50

Effect of dilutive securities:
Stock options	—	1,293
Restricted stock	—	—

DILUTED EPS	$23,675	48,747	$0.49

              In addition to the stock options included in the reconciliation above, options to purchase 157,035 and 145,035 shares of common stock were outstanding during the three- and nine-month periods ended September 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares during the periods. These options’ exercise prices ranged between $12.54 and $14.48 during the periods. All of the anti-dilutive options in the 2007 periods expire in 2016 and 2017. Additionally, for the three and nine months ended September 30, 2007, diluted earnings per share did not include the assumed conversion of the Series B Preferred Stock as the effect of assuming conversion was anti-dilutive.
              Options to purchase 141,159 and 655,846 shares of common stock were outstanding during the three- and nine-month periods ended September 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares during the periods. These options’ exercise prices ranged between $11.29 and $12.21 during the third quarter of 2006 and between $10.75 and $12.21 during the nine month period of 2006, and all expire in 2016.
Note 4 Long-Term Debt
              During 2005, the Company and PetroQuest Energy, L.L.C. issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”). The Notes are guaranteed by the significant subsidiaries of the Company and PetroQuest Energy, L.L.C. The aggregate assets and revenues of subsidiaries not guaranteeing the Notes constituted less than 3% of the Company’s consolidated assets and revenues at and for the three and nine months ended September 30, 2007.
              The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At September 30, 2007, $5.8 million had been accrued in connection with the November 15, 2007 interest payment and the Company was in compliance with all of the covenants under the Notes.
              On November 18, 2005, the Company and its wholly owned subsidiary, PetroQuest Energy, L.L.C., entered into the Second Amended and Restated Credit Agreement. The credit agreement provides for a $100 million revolving credit facility that permits borrowings based on the available borrowing base as determined in the credit facility. The credit facility also allows for the use of up to $15 million of the borrowing base for letters of credit. The credit facility matures on November 19, 2009. As of September 30, 2007, there were no borrowings outstanding under the credit facility as the Company used a portion of the proceeds from the Series B Preferred Stock offering to repay all outstanding borrowings.
              The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of the Company’s oil and gas properties. PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves. The borrowing base under the credit facility is based primarily upon the bi-annual valuation of the mortgaged oil and gas properties. The current borrowing base is $80 million and the next scheduled borrowing base re-determination will be on April 1, 2008. The Company or the lenders may request additional borrowing base re-determinations.
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
              The Company is subject to certain restrictive financial covenants under the credit facility, including a maximum ratio of consolidated indebtedness to annualized consolidated EBITDA, determined on a rolling four quarter basis of 3.0 to 1 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the credit agreement. The credit facility also includes customary restrictions with respect to liens, indebtedness, loans and investments, material changes in the Company’s business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations, transactions with affiliates and rate management transactions. At September 30, 2007, the Company was in compliance with all of the covenants under the credit facility.
Note 5 Asset Retirement Obligation
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

              The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligation at January 1, 2007	$20,239
Liabilities incurred during 2007	554
Liabilities settled during 2007	(1,233)
Accretion expense	679
Revisions in estimates	210

Asset retirement obligation at September 30, 2007	20,449
Less: current portion of asset retirement obligation	(7,778)

Long-term asset retirement obligation	$12,671

Note 6 Share Based Compensation
              The Company accounts for share-based compensation in accordance with SFAS 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”). Share based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share based compensation for the periods ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options:
Incentive Stock Options	$255	$520	$943	$813
Non-Qualified Stock Options	484	122	1,396	229
Restricted stock	1,431	1,480	5,317	2,127

Share based compensation	$2,170	$2,122	$7,656	$3,169

              During the three and nine month periods ended September 30, 2007, the Company recorded income tax benefits of $0.7 million and $2.5 million, respectively, related to share based compensation expense recognized during those periods. The three- and nine-month periods ended September 30, 2006 include income tax benefits of $0.6 million and $0.9 million relative to share based compensation. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has substantial net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for any periods presented.
              The following table details stock option activity during the nine months ended September 30, 2007:

	Number of	Wgtd. Avg.
	Options	Exercise Price
Outstanding at beginning of year	2,520,811	$5.18
Granted	415,676	12.43
Expired/cancelled/forfeited	(30,000)	10.59
Exercised	(327,662)	2.81

Outstanding at end of period	2,578,825	$6.59

              The following table details restricted stock activity during the nine months ended September 30, 2007:

		Wgtd. Avg.
	Number of	Fair Value per
	Shares	Share
Outstanding at beginning of year	1,409,895	$11.04
Granted	238,420	11.75
Expired/cancelled/forfeited	(3,095)	11.78
Lapse of restrictions	(310,954)	10.84

Outstanding at end of period	1,334,266	$11.21

Note 7 Other Comprehensive Income and Derivative Instruments
              The following table presents the Company’s comprehensive income for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income available to common stockholders	$7,964	$6,544	$28,408	$23,675
Change in fair value of derivative instruments, accounted for as hedges, net of taxes	(1,293)	5,017	(5,214)	14,355

Comprehensive income	$6,671	$11,561	$23,194	$38,030

              For the three months ended September 30, 2007 and 2006, the effect of derivative instruments is net of deferred income tax benefit (expense) of $760,000 and ($2,947,000), respectively. For the nine months ended September 30, 2007 and 2006, the effect of derivative instruments is net of deferred income tax benefit (expense) of $3,062,000 and ($8,067,000), respectively.
              The Company accounts for derivatives in accordance with SFAS 133, as amended. When the conditions for hedge accounting specified in SFAS 133 are met, the Company may designate these derivatives as hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative would be recorded in the income statement as derivative income or expense. At September 30, 2007, our outstanding derivative instruments were considered effective cash flow hedges.
              Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $4,366,000 and $2,765,000 and oil hedges of ($77,200) and ($804,000) for the three months ended September 30, 2007 and 2006, respectively. For the nine month periods ended September 30, 2007 and 2006, oil and gas sales include additions (reductions) related to the settlement of gas hedges of $8,207,000 and $6,132,000 and oil hedges of $155,000 and ($2,289,000), respectively.

As of September 30, 2007, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
Fourth Quarter 2007	Costless Collar	27,500 Mmbtu	$7.87-9.52
2008	Costless Collar	10,000 Mmbtu	$7.50-8.97

Crude Oil:
Fourth Quarter 2007	Costless Collar	700 Bbls	$68.57-75.95
2008	Costless Collar	400 Bbls	$70.00-75.55
              At September 30, 2007, the Company recognized a net asset of $2.2 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of September 30, 2007, the Company would realize a $1.6 million gain, net of taxes, as an addition to oil and gas sales during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
Note 8 New Accounting Standards
              In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have any effect on the Company’s financial position or results of operations. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption and September 30, 2007, the Company did not have any unrecognized tax benefits or accrued interest or penalties related to uncertain tax positions. The tax years from 2002 through 2006 remain open to examination by the tax jurisdictions to which the Company is subject.
              In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement will be effective for the Company on January 1, 2008. The Company is evaluating these standards and does not anticipate that their implementation will have a material effect on its financial statements.

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
              Specific asset diversification activities included the 2003 acquisition of proved reserves and acreage in the Southeast Carthage Field in East Texas. In 2004, we entered the Arkoma Basin in Oklahoma by building an acreage position, drilling wells and acquiring proved reserves. During 2005, we further increased our presence in Oklahoma through multiple acquisition transactions and an expanded drilling program. Our diversification efforts continued during 2006 through the opening of an exploration office in Tulsa, Oklahoma to augment our increased presence in the region, the drilling of 96 gross wells in Oklahoma and East Texas, which represented approximately 85% of our total gross wells drilled during 2006, and the divestiture of certain mature Gulf of Mexico properties. As a result of these focused diversification efforts, approximately 60% of our proved reserves and 30% of our production at September 30, 2007 were derived from longer life basins.
              During 2006, we invested approximately $171 million in exploratory, development and acquisition activities as we drilled a company record 113 gross wells realizing an overall success rate of 91% on our 2006 drilling program. For the nine months ended September 30, 2007, we have drilled 49 gross wells realizing an 86% success rate. As a result of our drilling success during 2006 and 2007, production during the third quarter of 2007 increased to 8.1 Bcfe, a 16% increase from the corresponding quarter of 2006. This growth in production resulted in revenues, net income available to common stockholders and cash flow from operating activities increasing 20%, 22% and 50%, respectively, from third quarter 2006 levels.
Recent Events
Fayetteville Shale Acreage
              During the second and third quarters of 2007, we closed several transactions acquiring an aggregate of approximately 16,000 net unevaluated acres in Arkansas. During late-September, we began participating in a multi-well drilling program on this acreage targeting the Fayetteville Shale. We expect operational activity to increase in this area during the remainder of 2007 and into 2008.
Preferred Stock Offering
              In September 2007, we issued 1.3 million shares of our Series B cumulative convertible perpetual preferred stock (the “Series B Preferred Stock”) receiving $61.5 million in net proceeds. The offering proceeds were primarily used to repay all outstanding borrowings under our credit facility. In October 2007, the underwriters exercised their over-allotment option and we issued an additional 195,000 shares of Series B Preferred Stock resulting in net proceeds to us of $9.3 million.

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
Derivative Instruments
              The estimated fair values of our commodity derivative instruments are recorded in the consolidated balance sheet. At inception, all of our commodity derivative instruments represent hedges of the price of future oil and gas production. The changes in fair value of those derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income or expense.
              Our hedges are specifically referenced to the NYMEX index prices we receive for our designated production. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX index prices and the posted prices we receive from the designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At September 30, 2007, our derivative instruments were considered effective cash flow hedges.
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
New Accounting Standards
              In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an effect on our financial position or results of operations. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption and September 30, 2007, we did not have any unrecognized tax benefits or accrued interest or penalties related to uncertain tax positions. The tax years from 2002 through 2006 remain open to examination by the tax jurisdictions to which we are subject.
              In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement will be effective for us on January 1, 2008.  We do not anticipate that the implementation of these new standards will have a material effect on our financial statements.
Results of Operations
          The following table sets forth certain information with respect to our oil and gas operations for the periods noted. These historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Production:
Oil (Bbls)	243,048	206,576	889,521	548,999
Gas (Mcf)	6,621,226	5,738,895	18,257,387	16,023,905
Total Production (Mcfe)	8,079,514	6,978,351	23,594,513	19,317,899

Sales:
Total oil sales	$18,793,535	$13,721,525	$59,892,329	$34,741,192
Total gas sales	45,194,457	39,587,994	130,809,880	115,452,309

Total oil and gas sales	63,987,992	53,309,519	190,702,209	150,193,501

Average sales prices:
Oil (per Bbl)	$77.32	$66.42	$67.33	$63.28
Gas (per Mcf)	6.83	6.90	7.16	7.21
Per Mcfe	7.92	7.64	8.08	7.77
The above sales and average sales prices include additions (reductions) to revenue related to the settlement of gas hedges of $4,366,000 and $2,765,000 and the settlement of oil hedges of ($77,200) and ($804,000) for the three months ended September 30, 2007 and 2006, respectively. The above sales and average sales prices include additions (reductions) to revenue related to the settlement of gas hedges of $8,207,000 and $6,132,000 and the settlement of oil hedges of $155,000 and ($2,289,000) for the nine months ended September 30, 2007 and 2006, respectively.
Net income available to common stockholders totaled $7,964,000 and $6,544,000 for the quarters ended September 30, 2007 and 2006, respectively, while net income available for common stockholders for the nine month periods ended September 30, 2007 and 2006 totaled $28,408,000 and $23,675,000, respectively. The increase in net income during the 2007 periods was primarily attributable to the following:
Production. Oil production during the three and nine month periods ended September 30, 2007 increased 18% and 62%, respectively, from the comparable 2006 periods, while natural gas production during the quarter and nine months ended September 30, 2007 increased 15% and 14%, respectively, from the comparable 2006 periods. In total, production during the quarter and nine month periods ended September 30, 2007 was 16% and 22% higher, respectively, than the production during the quarter and nine months ended September 30, 2006.
Throughout 2006, we successfully drilled and recompleted several wells at our Ship Shoal 72 Field, which produces substantial oil volumes. As a result of drilling success and the improvement in throughput from a new main field pipeline installed in late 2006, production from Ship Shoal 72 totaled 8 Bcfe, or approximately 34% of total company production during the first nine months of 2007, as compared to only 3.8 Bcfe, or 20% of total company production during the comparable 2006 period. The increase in production during the nine month period ended September 30, 2007 was partially offset by the sale of certain producing Gulf of Mexico properties in November 2006.
Prices. Including the effects of our hedges, average oil prices per barrel for the quarter and nine months ended September 30, 2007 were $77.32 and $67.33, respectively, as compared to $66.42 and $63.28, respectively, for the 2006 periods. Average gas prices per Mcf were $6.83 and $7.16 for the quarter and nine months ended September 30, 2007, respectively, as compared to $6.90 and $7.21 for the respective 2006 periods. Stated on an Mcfe basis, unit prices received during the quarter and nine months ended September 30, 2007 were 4% higher than the prices received during the comparable 2006 periods.

Revenue. Oil and gas sales during the quarter and nine months ended September 30, 2007 increased 20% and 27% to $63,988,000 and $190,702,000, respectively, as compared to oil and gas sales of $53,310,000 and $150,194,000 for the 2006 periods. The increased revenue during the 2007 periods was primarily the result of higher production levels.
Expenses. Lease operating expenses for the three and nine month periods ended September 30, 2007 decreased to $8,929,000 and $24,185,000, respectively, as compared to $8,960,000 and $24,738,000 during the 2006 periods. The third quarter and nine month 2006 periods included lease operating costs of $1,722,000 and $4,771,000, respectively, related to several mature Gulf of Mexico properties that were sold in November 2006. Excluding the operating expenses and production related to the sold properties, per unit operating expenses totaled $1.10 and $1.12 per Mcfe during the three and nine month periods of 2006, respectively, as compared to $1.11 and $1.03, per Mcfe during the 2007 periods. We expect that operating expenses for the remainder of 2007 will approximate third quarter 2007 amounts.
Production taxes during the quarter and nine months ended September 30, 2007 totaled $1,593,000 and $5,777,000, respectively, as compared to $1,772,000 and $4,554,000 during the 2006 periods. The decrease in production taxes during the third quarter of 2007, as compared to the 2006 quarter, was due to the 28% reduction in the Louisiana severance tax rate effective July 1, 2007 and 1% lower natural gas prices.
General and administrative expenses during the quarter and nine months ended September 30, 2007 totaled $5,550,000 and $16,054,000, respectively, as compared to expenses of $4,561,000 and $10,060,000 during the comparable 2006 periods. Included in general and administrative expenses for the periods ended September 30, 2007 and 2006 was share based compensation expense relative to SFAS 123(R) as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options:
Incentive Stock Options	$255,000	$520,000	$943,000	$813,000
Non-Qualified Stock Options	484,000	122,000	1,396,000	229,000
Restricted stock	1,431,000	1,480,000	5,317,000	2,127,000

Share based compensation	$2,170,000	$2,122,000	$7,656,000	$3,169,000

Excluding the impact of share based compensation expense, the increase in general and administrative expenses was primarily attributable to the 29% increase in our staffing throughout 2006 and the first nine months of 2007 necessary to manage our increased operational activity. We capitalized $1,734,000 and $5,270,000 of general and administrative costs during the three and nine month periods ended September 30, 2007, respectively, and $1,453,000 and $4,382,000 during the comparable 2006 periods.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the quarter and nine months ended September 30, 2007 totaled $30,935,000, or $3.83 per Mcfe, and $86,861,000, or $3.68 per Mcfe, respectively, as compared to $23,158,000, or $3.32 per Mcfe, and $60,921,000, or $3.15 per Mcfe, in the respective periods of 2006. The increase in DD&A expense per Mcfe is primarily due to increased costs to drill for, develop and acquire oil and gas reserves. Assuming commodity prices remain at current levels, we would expect the costs to drill for, develop and acquire oil and gas reserves to generally approximate third quarter 2007 levels.
Interest expense, net of amounts capitalized on unevaluated prospects, totaled $3,542,000 and $11,112,000, respectively, during the quarter and nine months ended September 30, 2007 as compared to $3,756,000 and $10,755,000 during the 2006 periods. We capitalized $1,674,000 and $4,437,000 of interest during the three and nine month periods of 2007 and $1,153,000 and $3,400,000 during the respective 2006 periods.
Income tax expense during the quarter and nine month periods ended September 30, 2007 totaled $4,870,000 and $17,281,000, respectively, as compared to $4,185,000 and $14,382,000 during 2006 periods. The increases are primarily the result of the increased operating profit during the 2007 periods, as compared to 2006. We provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.

Liquidity and Capital Resources
          We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of equity and debt securities and sales of properties. During September and October 2007, we received approximately $71 million in net proceeds from the issuance of 1,495,000 shares of our Series B Preferred Stock. The offering proceeds were primarily used to repay all outstanding borrowings under our credit facility in order to provide liquidity for our ongoing diversification efforts.
          At September 30, 2007, we had a working capital deficit of $35.4 million compared to a deficit of $7.9 million at December 31, 2006. The decline in our working capital was primarily due to the $8 million reduction in the estimated fair value of our derivative instruments, which is primarily the result of the expiration of several hedge contracts, the $15.7 million increase in our accounts payable to vendors, which is a result of increased operational activity, and the $3.3 million increase in accrued interest, which is a function of the timing of payments due under our 10 3/8% Senior Notes due 2012. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. As a result of the application of the net proceeds from the sale of our Series B Preferred Stock, we currently have $80 million of borrowing capacity under our bank credit facility.
Source of Capital: Operations
Net cash flow from operations increased from $111,846,000 in the nine month period ended September 30, 2006 to $167,488,000 during the nine month period ended September 30, 2007. The increase in operating cash flow was primarily the result of higher production volumes realized during 2007.
Source of Capital: Debt
During 2005, we issued $150 million in principal amount of the 10 3/8% Senior Notes due 2012 (the “Notes”). The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At September 30, 2007, $5.8 million had been accrued in connection with the November 15, 2007 interest payment. At September 30, 2007, we were in compliance with all of the covenants under the Notes.
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
The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of our oil and gas properties. PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves. The borrowing base under the credit facility is based primarily upon the bi-annual valuation of our mortgaged oil and gas properties. The borrowing base is currently $80 million and the next scheduled borrowing base re-determination will be on April 1, 2008 and we or the lenders may request additional borrowing base re-determinations. As of September 30, 2007, we did not have any borrowings outstanding under the credit facility and we were in compliance with all of the covenants therein.
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
Source of Capital: Issuance of Securities
During September and October 2007, we issued a total of 1,495,000 shares of Series B Preferred Stock resulting in net proceeds to us of approximately $71 million. Cash dividends are payable quarterly in the amount of $0.8594 per share of Series B Preferred Stock. Based on the total of 1,495,000 shares of Series B Preferred Stock issued, the annual dividend payment, if declared and paid, is expected to be approximately $5.1 million. Each share of convertible preferred stock is convertible at the holder’s option at any time initially into 3.4433 shares of our common stock (based on an initial conversion price of $14.52 per share of common stock, subject to adjustment), subject to our right to settle all or a portion of the conversion in cash. On or after October 20, 2010, we may, at our option, cause the Series B Preferred Stock to be automatically converted at the applicable conversion rate if the closing price of our common stock for 20 trading days within a period of 30 consecutive trading days equals or exceeds 130% of the conversion price. See Note 2 of the Notes to Consolidated Financial Statements for a summary of certain terms of the Series B Preferred Stock.
After giving effect to the issuance of the Series B Preferred Stock, we have approximately $125 million remaining under an effective universal shelf registration statement relating to the potential public offer and sale of any combination of debt securities, common stock, preferred stock, depositary shares, and warrants. The registration statement does not provide assurance that we will or could sell any such securities.
Source of Capital: Divestitures
We do not budget property divestitures; however, we are continually evaluating our property base to determine if there are assets in our portfolio that no longer meet our strategic objectives. From time to time we may divest certain non-strategic assets in order to provide capital to be reinvested in higher rate of return projects or in projects that have longer estimated lives. During August 2007, we announced that we were seeking strategic alternatives with respect to our gas gathering assets located in Oklahoma. One of those alternatives includes the potential sale of these assets. There can be no assurance that we will be able to sell any of our assets.
Use of Capital: Exploration and Development
Our 2007 capital budget, which excludes acquisitions and capitalized interest and general and administrative costs, is approximately $200 million. Excluding acquisitions and capitalized interest and general and administrative costs, through September 30, 2007 we incurred approximately $141 million of our 2007 capital budget.
Based on our outlook of commodity prices and production, we believe that we will be able to fund the remainder of the planned 2007 exploration and development activities with cash on hand, cash flow from operations and available bank borrowings. Our future exploration and development activities could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, sales of properties, or joint venture arrangements with industry partners. We cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay, reduce our participation in or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.
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
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the fourth quarter of 2007, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $6 million impact on our revenues.
We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparts this difference multiplied by the quantity hedged. During the quarter and nine month periods ended September 30, 2007, we received from the counterparties to our derivative instruments $4,289,000 and $8,362,000, respectively, in connection with net hedge settlements.
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

As of September 30, 2007, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
Fourth Quarter 2007	Costless Collar	27,500 Mmbtu	$7.87-9.52
2008	Costless Collar	10,000 Mmbtu	$7.50-8.97

Crude Oil:
Fourth Quarter 2007	Costless Collar	700 Bbls	$68.57-75.95
2008	Costless Collar	400 Bbls	$70.00-75.55
At September 30, 2007, we recognized a net asset of $2.2 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of September 30, 2007, we would realize a $1.6 million gain, net of taxes, as an addition to oil and gas sales during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
In October 2007, we entered into the following additional gas contract accounted for as a cash flow hedge:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2008	Costless Collar	10,000 Mmbtu	$8.00-8.60
At September 30, 2007, we had no debt outstanding that was subject to a floating interest rate. As a result, the potential effect of rising interest rates during the remainder of 2007 is not expected to be material.
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
          A substantial portion of our production and reserves is located in Federal waters offshore, onshore South Louisiana and Texas. For example, production from our Ship Shoal 72 and Main Pass 74 fields, which are located offshore Louisiana, represented approximately 34% and 14%, respectively, of our production during the first nine months of 2007. Operations in this area are subject to tropical weather disturbances. Some of these disturbances can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, Hurricanes Katrina and Rita impacted our South Louisiana and Texas operations in August and September of 2005, respectively, causing property damage to certain facilities, a substantial portion of which was covered by insurance. As a result, a portion of our oil and gas production was shut-in reducing our overall production volumes in the third and fourth quarters of 2005. In addition, production from our Main Pass 74 field was shut-in from September 2004 to January 2006 due to third party pipeline damage associated with Hurricane Ivan in September 2004. In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks.
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
          Production from our Ship Shoal 72 field represented approximately 34% of our production for the first nine months of 2007. A material reduction or loss of production from this field due to a variety of industry operating hazards and adverse weather conditions could have a material adverse effect on our financial condition and results of operations.
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.
          As of September 30, 2007, the aggregate amount of our outstanding indebtedness was $149 million, which could have important consequences for you, including the following:
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
          Together with our subsidiaries, we may be able to incur substantially more debt in the future in connection with our acquisition, development, exploitation and exploration of oil and natural gas producing properties. Although the indenture governing our 10 3/8% notes contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. As of September 30, 2007, we had no borrowings outstanding under our bank credit facility and our borrowing base was $80 million. To the extent we add new indebtedness to our current indebtedness levels, the risks described above could substantially increase.
We do not intend to pay dividends on our common stock and our ability to pay dividends on our common stock is restricted.
          We have not historically paid a dividend on our common stock, cash or otherwise, and do not intend to in the foreseeable future. We are currently restricted from paying dividends on common stock by our bank credit facility and, in some circumstances, by the terms of our Series B Preferred Stock. Any future dividends also may be restricted by our then-existing debt agreements.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          NONE.
Item 3. DEFAULTS UPON SENIOR SECURITIES
          NONE.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NONE
Item 5. OTHER INFORMATION
          NONE.
Item 6. EXHIBITS
     Exhibit 3.1, Certificate of Designations establishing the 6.875% Series B cumulative convertible perpetual preferred stock, dated September 24, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2007).
     Exhibit 10.1, Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of September 17, 2007, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Pittrans, Inc., TDC Energy LLC, JPMorgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2007).
     Exhibit 10.2, Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of September 19, 2007, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Pittrans, Inc., TDC Energy LLC, JPMorgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2007).
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

PETROQUEST ENERGY, INC.

Date: November 6, 2007	/s/ Michael O. Aldridge Michael O. Aldridge
Executive Vice President, Chief
Financial Officer and Treasurer
(Authorized Officer and Principal
Financial and Accounting Officer)

Index to Exhibits
     Exhibit 3.1, Certificate of Designations establishing the 6.875% Series B cumulative convertible perpetual preferred stock, dated September 24, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2007).
     Exhibit 10.1, Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of September 17, 2007, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Pittrans, Inc., TDC Energy LLC, JPMorgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2007).
     Exhibit 10.2, Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of September 19, 2007, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Pittrans, Inc., TDC Energy LLC, JPMorgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2007).
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