Form 10-K
period 2007-12-31
PETROQUEST ENERGY INC
filed 2008-02-29
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
☑ Yes       ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes       ☑ No
     The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $537,965,000 as of June 30, 2007 (for purposes of this disclosure, the registrant assumed its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are affiliates).
     As of February 27, 2008 the registrant had outstanding 49,752,239 shares of Common Stock, par value $.001 per share.
     Document incorporated by reference: Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held on May 14, 2008, which is incorporated by reference into Part III of this Form 10-K.

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
PART I
ITEM 1. BUSINESS
Overview
     PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with operations in Oklahoma, Texas, Arkansas and the Gulf Coast Basin. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. For the fourth consecutive year we achieved annual company records for production, estimated proved reserves, cash flow from operating activities and net income. During 2007, we increased these operational and financial metrics by approximately 22%, 16%, 87% and 64%, respectively, from the previous record levels achieved during 2006.
     Our record results over the last four years reflect our consistent drilling success and correlate directly with the implementation of our asset diversification strategy in 2003. From the commencement of our operations in 1985 through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins. Comparing 2007 results with those in 2003, the year we implemented our diversification strategy, we have grown production by 226% and proved reserves by 88%.
     Utilizing the cash flow generated by our higher margin Gulf Coast Basin assets, and leveraging strong commodity prices, we have been able to accelerate our penetration into longer life basins in Oklahoma, Arkansas and Texas through significantly increased and successful drilling activity and selective acquisitions. Specific asset diversification activities include the 2003 acquisition of proved reserves and acreage in the Southeast Carthage Field in East Texas. In 2004, we entered the Arkoma Basin in Oklahoma by building an acreage position, drilling wells and acquiring proved reserves. During 2005 and 2006, we acquired additional acreage in Oklahoma and Texas, initiated an expanded drilling program in these areas, opened an exploration office in Tulsa, Oklahoma and divested several mature, high-cost Gulf of Mexico fields. During 2007 we continued to diversify into longer life regions by acquiring unevaluated leasehold interests in Arkansas. Drilling operations targeting the Fayetteville Shale began on this acreage in September 2007. In addition, robust drilling activity continued in Oklahoma and Texas during 2007 as we drilled 61 gross wells in these regions, realizing a 93% success rate.
Business Strategy
     Concentrate in Core Operating Areas and Build Scale. We plan to continue focusing our operations in Oklahoma, Arkansas, Texas and the Gulf Coast Basin, and to continue to build scale, particularly in the longer life onshore regions, through drilling and complementary acquisition activities. Operating in concentrated areas helps us to better control our overhead by enabling us to manage a greater amount of acreage with fewer employees and minimize incremental costs of increased drilling and production. We have substantial geological and reservoir data, operating experience and partner relationships in these regions. We believe that these factors, coupled with the existing infrastructure and favorable geologic conditions with multiple known oil and gas producing reservoirs in these regions, will provide us with attractive investment opportunities.
     Pursue Balanced Growth and Portfolio Mix. We plan to pursue a risk-balanced approach to the growth and stability of our reserves, production, cash flows and earnings. Our goal is to strike a balance between lower risk development and exploitation activities and higher risk and higher impact exploration activities. In addition, we will continue to pursue strategic acquisitions aimed at geographically and operationally diversifying our asset base and increasing our inventory of drilling projects. Through our portfolio diversification efforts, at December 31, 2007, approximately 61% of our estimated proved reserves were located in longer life basins in Oklahoma, Arkansas and Texas and 39% were located in the shorter life, but higher flow rate reservoirs in the Gulf Coast Basin. This compares to 52%, 50% and 45% of our proved reserves located in longer life basins at December 31, 2006, 2005 and 2004, respectively. We will continue to seek opportunities to increase our longer life onshore reserves while maintaining some exposure to shorter life, but potentially higher impact Gulf Coast reserves with a goal of having longer life reserves represent approximately 75% of our total estimated proved reserves. In terms of production diversification, during 2007, 27% of our production was derived from longer life basins (33% during the fourth quarter of 2007) versus 29% in 2006, 30% in 2005 and 16% during 2004. Our goal is to increase our production from our longer life basins to 50% of our total production.
     Manage Our Risk Exposure. We plan to continue several strategies designed to mitigate our operating risks. Since 2003, we have adjusted the working interest we are willing to hold based on the risk level and cost exposure of each project. For example, we typically reduce our working interests in higher risk exploration projects while retaining greater working interests in lower risk development projects. Our partners often agree to pay a disproportionate share of drilling costs relative to their interests, allowing us to allocate our capital spending to maximize our return and reduce the inherent risk in exploration, exploitation and development activities. We also strive to retain operating control of the majority of our properties to control costs and timing of expenditures. At December 31, 2007, we operated approximately 59% of our total estimated proved reserves and managed the drilling and completion activities on an additional 27% of such reserves. In addition, we expect to continue to actively hedge a portion of our future planned production to mitigate the impact of commodity price fluctuations and achieve more predictable cash flows.
     Target Underexploited Properties with Substantial Opportunity for Upside. We plan to maintain a rigorous prospect selection process that enables us to leverage our operating and technical experience in our core operating areas. We intend to primarily target properties that provide us with exposure to longer life reserves and production. In evaluating these targets, we seek properties that provide sufficient acreage for future exploration and development, as well as properties that may benefit from the latest exploration, drilling, completion and operating techniques to more economically find, produce and develop oil and gas reserves.

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
2007 Financial and Operational Summary
     During 2007, we invested $240.7 million in exploratory, development and acquisition activities as we drilled 63 gross exploratory wells and 24 gross development wells realizing an overall success rate of 87%. In September and October 2007, we issued 1,495,000 shares of our Series B cumulative convertible perpetual preferred stock (the “Series B Preferred Stock”) receiving $70.7 million in net proceeds. The offering proceeds were primarily used to repay all outstanding borrowings under our credit facility.
     Production during 2007 increased 22% to a company record 31.4 Bcfe. Our estimated proved reserves at December 31, 2007 increased 16% from 2006 totaling 2,342 MBbls of oil and 142,468 MMcfe of natural gas, with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on constant prices in effect at year-end (“discounted cash flow”) of approximately $541 million. At December 31, 2007, our standardized measure of discounted cash flows, which includes the estimated impact of future income taxes, totaled $447.3 million (see Note 11 our financial statements).
Oklahoma
     During late 2006, we began our initial drilling program to evaluate the Woodford Shale formation on a substantial portion of our Oklahoma acreage. During 2007, we expanded our evaluation of the Woodford Shale as we drilled 15 gross wells targeting this formation, achieving a 100% success rate. In total, we invested $58.5 million during 2007 in acquiring prospective Woodford Shale acreage and drilling and completing wells. As a result of our success in targeting the Woodford Shale, average daily production from our Oklahoma properties increased to 14.7 MMcfe in the fourth quarter of 2007, a 62% increase from our 2006 average daily production. In addition to growing production, our drilling program also resulted in a 91% increase in proved reserves on our Oklahoma properties during 2007. During 2008 we expect to spend approximately $85.5 million in Oklahoma, primarily on the drilling of horizontal Woodford wells and the acquisition and integration of 3-D seismic data as we continue to develop this potentially significant formation.
Arkansas
     During the second and third quarters of 2007, we closed several transactions acquiring an aggregate of approximately 16,000 net unevaluated acres in Arkansas. During late-September, we began a multi-well drilling program on this acreage targeting the Fayetteville Shale and by year-end we had participated in 12 gross wells, all of which were successful. In total we invested $28 million in Arkansas during 2007. We expect drilling activity to increase substantially throughout 2008 as we plan to spend approximately $28.5 million evaluating our acreage position in this area.
Texas
     During December 2003, we acquired working interests in approximately 41,000 acres in the SE Carthage field, which had approximately 80 producing wells. During 2007, we invested $49 million on the successful drilling of 24 wells in this field. Net production from this field averaged 12.6 MMcfe per day during the fourth quarter of 2007, a 15% increase from 2006 average daily production. During 2008, we expect to invest approximately $14 million and drill 13 wells in this field.
     During 2007, we made a discovery on the initial test well at our Ft. Trinidad Field. The well was placed on production during late-2007 and is currently producing approximately 1,000 barrels of oil per day. We expect to spend $11 million in this field during 2008 on the drilling of four wells.

Markets and Customers
     We sell our natural gas and oil production under fixed or floating market contracts. Customers purchase all of our natural gas and oil production at current market prices. The terms of the arrangement generally require customers to pay us within 30 days after the production month ends. As a result, if the customers were to default on their payment obligations to us, near-term earnings and cash flows would be adversely affected. However, due to the availability of other markets and pipeline connections, we do not believe that the loss of these customers or any other single customer would adversely affect our ability to market production. Our ability to market oil and natural gas from our wells depends upon numerous factors beyond our control, including:
•	the extent of domestic production and imports of oil and natural gas;

•	the proximity of the natural gas production to pipelines;

•	the availability of capacity in such pipelines;

•	the demand for oil and natural gas by utilities and other end users;

•	the availability of alternative fuel sources;

•	the effects of inclement weather;

•	state and federal regulation of oil and natural gas production; and

•	federal regulation of gas sold or transported in interstate commerce.
     No assurance can be given that we will be able to market all of the oil or natural gas we produce or that favorable prices can be obtained for the oil and natural gas we produce.
     In view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we are unable to predict future oil and natural gas prices and demand or the overall effect such prices and demand will have on the Company. During 2007, we had three customers who accounted for 32%, 16% and 12% of our oil and natural gas revenue, respectively. For the year ended December 31, 2006, we had four customers who accounted for 22%, 14%, 12% and 11% of our oil and natural gas revenue, respectively. For the year ended December 31, 2005, we had three customers who accounted for 20%, 16% and 12% of our oil and natural gas revenue, respectively. These percentages do not consider the effects of commodity hedges. We do not believe that the loss of any of our oil or natural gas purchasers would have a material adverse effect on our operations due to the availability of other purchasers.
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
     For offshore operations, lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the United States Environmental Protection Agency (“USEPA”), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities.

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
     Our activities with respect to exploration and production of oil and natural gas, including the drilling of wells and the operation and construction of pipelines, plants and other facilities for extracting, transporting, processing, treating or storing natural gas and other petroleum products, are subject to stringent environmental regulation by state and federal authorities including the USEPA. Such regulation can increase the cost of planning, designing, installation and operation of such facilities. In most instances, the regulatory requirements relate to water and air pollution control measures. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities are inherent in oil and gas production operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, would result in substantial costs and liabilities to us.
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
     We generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The USEPA has limited the disposal options for certain hazardous wastes. Furthermore, it is possible that certain wastes generated by our oil and gas operations currently exempt from regulation as “hazardous wastes” may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly disposal requirements.
     Superfund. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain persons with respect to the release or threatened release of a “hazardous substance” into the environment. These persons include the owner and operator of a site and persons that disposed or arranged for the disposal of hazardous substances at a site. CERCLA also authorizes the USEPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs of such action. State statutes impose similar liability. Neither we nor our predecessors have been designated as a potentially responsible party by the USEPA or a state under CERCLA or a similar state law with respect to any such site.
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
Employees
     We had 92 full-time employees as of December 31, 2007. In addition to our full time employees, we utilize the services of independent contractors to perform certain functions. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement.
Available Information
     We make available free of charge, or through the “Investor Relations-Corporate Reports” section of our website at www.petroquest.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished to the Securities and Exchange Commission. Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available through the “Investor Relations-Corporate Governance” section of our website or in print to any stockholder who requests them. On May 18, 2007, we submitted our Section 303A Annual CEO certification to the New York Stock Exchange.
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
     A substantial portion of our production and reserves is located in the Gulf of Mexico and along the Gulf Coast Basin. For example, production from our Main Pass 74 and Ship Shoal 72 fields, which are located offshore Louisiana, represented approximately 45% of our production during 2007. Operations in this area are subject to tropical weather disturbances. Some of these disturbances can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, Hurricanes Katrina and Rita impacted our South Louisiana and Texas operations in August and September of 2005, respectively, causing property damage to certain facilities, a substantial portion of which was covered by insurance. As a result, a portion of our oil and gas production was shut-in reducing our overall production volumes in the third and fourth quarters of 2005. In addition, production from our Main Pass 74 field, which represented approximately 14% of our 2007 production, was shut-in from September 2004 to January 2006 due to third party pipeline damage associated with Hurricane Ivan in September 2004. In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks.
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
     As of December 31, 2007, the aggregate amount of our outstanding indebtedness was $148.8 million, which could have important consequences for you, including the following:
•	it may be more difficult for us to satisfy our obligations with respect to our 10 3/8% senior notes due 2012, which we refer to as our 10 3/8% notes, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the indenture governing our 10 3/8% notes and the agreements governing such other indebtedness;

•	the covenants contained in our debt agreements limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations;

•	we will need to use a substantial portion of our cash flows to pay principal and interest on our debt, approximately $15.6 million per year for interest on our 10 3/8% notes alone, and to pay quarterly dividends, if declared by our Board of Directors, on our Series B Preferred Stock, approximately $5.1 million per year, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

•	the amount of our interest expense may increase because certain of our borrowings in the future may be at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•	we may have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage;

•	we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general, especially declines in oil and natural gas prices; and

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
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
     Together with our subsidiaries, we may be able to incur substantially more debt in the future in connection with our acquisition, development, exploitation and exploration of oil and natural gas producing properties. Although the indenture governing our 10 3/8% notes contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. As of December 31, 2007, we had no borrowings under our bank credit facility and our borrowing base was $80 million. To the extent we add new indebtedness to our current indebtedness levels, the risks described above could substantially increase.
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
     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our bank credit facility in an amount sufficient to enable us to pay principal and interest on our indebtedness, including our 10 3/8% notes, or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce our planned capital expenditures, sell assets, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future, including payments on our 10 3/8% notes, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could impair our liquidity.
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

     Approximately 31% of our estimated proved reserves at December 31, 2007 are undeveloped and 19% are developed, non-producing. Estimates of undeveloped and non-producing reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop and produce our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated. In addition, the recovery of undeveloped reserves is generally subject to the approval of development plans and related activities by applicable state and/or federal agencies. Statutes and regulations may affect both the timing and quantity of recovery of estimated reserves. Such statutes and regulations, and their enforcement, have changed in the past and may change in the future, and may result in upward or downward revisions to current estimated proved reserves.
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
     We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. These financial arrangements take the form of costless collars or swap contracts and are placed with major trading counterparties whom we believe represent minimum credit risks. We cannot assure you that these trading counterparties will not become credit risks in the future. Hedging arrangements expose us to risks in some circumstances, including situations when the counterparty to the hedging contract defaults on the contract obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements may limit the benefit we could receive from increases in the market or spot prices for natural gas and oil. Although oil and gas hedges increased our total oil and gas sales by approximately $9.9 million and $6.8 million during 2007 and 2006, respectively, in 2005 oil and gas hedges reduced our total oil and gas sales by approximately $15.8 million. We cannot assure you that the hedging transactions we have entered into, or will enter into, will adequately protect us from fluctuations in natural gas and oil prices.
The loss of key management or technical personnel could adversely affect our ability to operate.
     Our operations are dependent upon a relatively small group of key management and technical personnel, including Charles T. Goodson, our Chairman, Chief Executive Officer and President, Stephen H. Green, our Senior Vice President-Exploration, and Arthur M. Mixon, our Executive Vice President-Exploration and Production. In addition, we employ numerous other skilled technical personnel, including geologists, geophysicists and engineers that are essential to our operations. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. The unexpected loss of the services of one or more of any of these key management or technical personnel could have an adverse effect on our operations.
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
     We have issued 1,495,000 shares of Series B Preferred Stock, which are presently convertible into 5,147,734 shares of our common stock. In addition, pursuant to our stock incentive plan, our management is authorized to grant stock awards to our employees, directors and consultants. You will incur dilution upon the conversion of the Series B Preferred Stock, the exercise of any outstanding stock awards or the granting of any restricted stock. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.
The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.
     At December 31, 2007, we had reserved approximately 2.6 million shares of common stock for issuance under outstanding options and 5,147,734 shares issuable upon conversion of the Series B Preferred Stock. All of these shares of common stock are registered for sale or resale on currently effective registration statements. We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, the granting of restricted stock or the conversion of the Series B Preferred Stock, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.
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
     We have not paid dividends on our common stock, cash or otherwise, and intend to retain our cash flow from operations for the future operation and development of our business. We are currently restricted from paying dividends on our common stock by our bank credit facility, the indenture governing the 10 3/8% senior notes and, in some circumstances, by the terms of our Series B Preferred Stock. Any future dividends also may be restricted by our then-existing debt agreements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
     For a description of the Company’s recent acquisition, exploration and development activities, see Item 1. Business– 2007 Financial and Operational Summary.
Oil and Gas Reserves
     The following table sets forth certain information about our estimated proved reserves as of December 31, 2007.

	Proved	Proved	Total
	Developed	Undeveloped	Proved
Oil (MBbls)	2,070	272	2,342
Natural Gas and NGL (MMcfe)	95,639	46,829	142,468
Estimated pre-tax future net cash flows	$620,685,527	$158,709,153	$779,394,680
Discounted pre-tax future net cash flows	$471,555,642	$69,095,841	$540,651,483
     At December 31, 2007, our standardized measure of discounted cash flows, which includes the estimated impact of future income taxes, totaled $447.3 million (see Note 11 to our financial statements). Ryder Scott Company, L.P., our independent petroleum engineers, prepared the estimates of proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31, 2007. Reserves were estimated using oil and gas prices and production and development costs in effect at December 31, 2007 without escalation, and were prepared in accordance with Securities and Exchange Commission regulations regarding disclosure of oil and gas reserve information. The product prices used in developing the above estimates averaged $96.83 per Bbl of oil and $6.52 per Mcfe of gas. The above cash flow amounts include a reduction for estimated plugging and abandonment costs that has been reflected as a liability on our balance sheet at December 31, 2007, in accordance with Statement of Financial Accounting Standards No. 143.
     We have not filed any reports with other federal agencies that contain an estimate of total proved net oil and gas reserves.

Production, Pricing and Production Cost Data
     The following table sets forth our production, pricing and production cost data during the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Production:
Oil (Bbls)	1,079,672	694,724	665,400
Gas (Mcfe)	24,965,789	21,528,323	12,058,377
Total Production (Mcfe)	31,443,821	25,696,667	16,050,777
Average sales prices (1):
Oil (per Bbl)	$70.52	$60.91	$45.76
Gas (per Mcfe)	7.21	7.04	7.47
Per Mcfe	8.15	7.54	7.51
Average Production Cost per Mcfe (2)	$1.27	$1.61	$1.54

(1)	Includes the effects of hedges.

(2)	Production costs include lease operating costs and production taxes.
Oil and Gas Drilling Activity
     The following table sets forth the wells drilled and completed by us during the periods indicated. All wells were drilled in the continental United States:

	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Exploration:
Productive	54	26.12	37	15.82	32	14.82
Non-productive	9	2.86	4	0.95	3	1.53

Total	63	28.98	41	16.77	35	16.35

Development:
Productive	22	7.89	66	26.40	46	30.90
Non-productive	2	0.15	6	2.89	5	4.29

Total	24	8.04	72	29.29	51	35.19

     We owned working interests in 12 gross (7 net) producing oil wells and 675 gross (253 net) producing gas wells at December 31, 2007. Of the 687 gross productive wells at December 31, 2007, 21 had dual completions. At December 31, 2007, we had 12 gross wells in progress.

Leasehold Acreage
          The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2007:

	Leasehold Acreage
	Developed		Undeveloped
	Gross	Net	Gross	Net
Mississippi	721	458	—	—
Alabama	709	468	6,832	4,511
Arkansas	280	91	51,236	17,250
Louisiana	6,178	2,120	15,709	4,356
Oklahoma	71,603	26,686	14,262	13,475
Texas	46,762	25,392	35,045	31,176
Federal Waters	35,694	15,321	60,278	35,651

Total	161,947	70,536	183,362	106,419

          Leases covering 16% of our gross undeveloped acreage will expire in 2008, 23% in 2009, 28% in 2010 and 33% thereafter.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the fourth quarter of 2007.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The following graph illustrates the yearly percentage change in the cumulative stockholder return on our common stock, compared with the cumulative total return on the NYSE/AMEX Stock Market (U.S. Companies) Index and the NYSE Stocks — Crude Petroleum and Natural Gas Index, for the five years ended December 31, 2007.

Market Price of and Dividends on Common Stock
     Our common stock trades on the New York Stock Exchange under the symbol “PQ.” The following table lists high and low sales prices per share for the periods indicated:

	NYSE Stock Market
	High	Low
2006
1st Quarter	$12.11	$8.25
2nd Quarter	13.00	9.35
3rd Quarter	12.58	9.55
4th Quarter	14.40	9.87

2007
1st Quarter	$13.57	$10.08
2nd Quarter	15.99	11.39
3rd Quarter	15.13	10.02
4th Quarter	14.99	10.69
     As of February 27, 2008, there were 447 common stockholders of record.
     We have never paid a dividend on our common stock, cash or otherwise, and intend to retain our cash flow from operations for the future operation and development of our business. In addition, under our bank credit facility, the indenture governing the 10 3/8% senior notes, and, in some circumstances, by the terms of our Series B Preferred Stock, we are restricted from paying cash dividends on our common stock. The payment of future dividends, if any, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. See Item 1A. “Risk Factors – Risks Relating to our Outstanding Common Stock – We do not intend to pay dividends on our common stock and our ability to pay dividends on our common stock is restricted.”
     The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2007.

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value) of Shares that May
	Total Number of	Average Price	Announced Plan or	be Purchased Under the
	Shares Purchased (1)	Paid Per Share	Program	Plans or Programs
October 1 - October 31, 2007	—	—	—	—
November 1 - November 30, 2007	—	—	—	—
December 1 - December 31, 2007	11,458	$14.47	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

     ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 2007 has been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.

	Year Ended December 31,
	2007	2006 (a)	2005	2004	2003 (b)
	(in thousands except per share data)
Revenues	$263,674	$200,544	$124,594	$84,868	$48,688
Net income available to common stockholders	39,245	23,986	21,417	16,348	3,640
Net income available to common stockholders per share:
Basic	0.82	0.50	0.46	0.37	0.08
Diluted	0.79	0.49	0.44	0.35	0.08
Oil and gas properties, net	554,850	431,814	365,183	211,683	160,229
Total assets	644,347	518,290	431,470	231,617	176,384
Long-term debt	148,755	195,537	158,340	38,500	22,200
Stockholders’ equity	302,317	189,711	144,537	121,277	107,727

(a)	During 2006, the Company adopted SFAS No. 123(R). Amounts recognized during 2006 relative to SFAS 123(R) reduced net income by $3.7 million, or $0.08 per share.

(b)	During 2003, the Company adopted SFAS No. 143. The cumulative effect of adoption resulted in a gain of $849,000, or $0.02 per share.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     PetroQuest Energy, Inc. is an independent oil and gas company, which from the commencement of operations in 1985 through 2002, was focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins.
     Utilizing the cash flow generated by our higher margin Gulf Coast Basin assets, and leveraging strong commodity prices, we have been able to accelerate our penetration into longer life basins in Oklahoma, Arkansas and Texas through significantly increased and successful drilling activity and selective acquisitions. Specific asset diversification activities included the 2003 acquisition of proved reserves and acreage in the Southeast Carthage Field in East Texas. In 2004, we entered the Arkoma Basin in Oklahoma by building an acreage position, drilling wells and acquiring proved reserves. During 2005 and 2006, we acquired additional acreage in Oklahoma and Texas, initiated an expanded drilling program in these areas, opened an exploration office in Tulsa, Oklahoma and divested several mature, high-cost Gulf of Mexico fields. During 2007 we continued to diversify into longer life regions by acquiring unevaluated leasehold interests in Arkansas. Drilling operations targeting the Fayetteville Shale began on this acreage in September 2007. In addition, robust drilling activity continued in Oklahoma and Texas as we drilled 61 gross wells in these regions during 2007, realizing a 93% success rate. Through these efforts, at December 31, 2007, 61% of our estimated proved reserves were located in longer life basins as compared to 52% at December 31, 2006 and 50% at December 31, 2005. During 2007, 27% of our production was derived from longer life basins (33% during the fourth quarter of 2007) versus 29% and 30% during 2006 and 2005, respectively.
     For the fourth consecutive year we achieved annual company records for production, estimated proved reserves, cash flow from operating activities and net income. During 2007 we increased these operational and financial metrics by 22%,

16%, 87% and 64%, respectively, from the previous record levels achieved during 2006. Our record results over the last four years reflect our consistent drilling success and correlate directly with the implementation of our asset diversification strategy during 2003. Comparing 2007 results with those in 2003, we have grown production by 226% and proved reserves by 88%. During 2007, we invested $240.7 million in exploratory, development and acquisition activities as we drilled 87 gross wells realizing an overall success rate of 87%.
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
     We compute the provision for depletion of oil and gas properties using the unit-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related carrying costs are excluded from the amortization base until the properties associated with these costs are evaluated. In addition to costs associated with evaluated properties, the amortization base includes estimated future development costs related to non-producing reserves. Our depletion expense is affected by the estimates of future development costs, unevaluated costs and proved reserves, and changes in these estimates could have an impact on our future earnings.
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
     Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2007, our derivative instruments were considered effective cash flow hedges.
     Estimating the fair value of hedging derivatives requires complex calculations incorporating estimates of future prices, discount rates and price movements. As a result, we obtain the fair value of our commodity derivatives from the counterparties to those contracts. Because the counterparties are market makers, they are able to provide us with a price at which they would be willing to settle such contracts as of the given date. We believe the values provided by our counterparties represent the most accurate estimate of fair value of the contracts.
New Accounting Standards
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an effect on our financial position or results of operations. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption and December 31, 2007, we did not have any unrecognized tax benefits or accrued interest or penalties related to uncertain tax positions. The tax years from 2002 through 2006 remain open to examination by the tax jurisdictions to which we are subject.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement will be effective for us on January 1, 2008. We do not anticipate that the implementation of these new standards will have a material effect on our financial statements.
Results of Operations
     The following table sets forth certain operating information with respect to our oil and gas operations for the years ended December 31, 2007, 2006 and 2005. Our historical results are not necessarily indicative of results to be expected in future periods.

	Year Ended December 31,
	2007	2006	2005
Production:
Oil (Bbls)	1,079,672	694,724	665,400
Gas (Mcfe)	24,965,789	21,528,323	12,058,377
Total Production (Mcfe)	31,443,821	25,696,667	16,050,777
Sales:
Total oil sales	$76,138,234	$42,317,332	$30,446,897
Total gas sales	180,084,794	151,544,026	90,105,054

Total oil and gas sales	$256,223,028	$193,861,358	$120,551,951
Average sales prices:
Oil (per Bbl)	$70.52	$60.91	$45.76
Gas (per Mcfe)	7.21	7.04	7.47
Per Mcfe	8.15	7.54	7.51
     The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of $10,713,000, $9,634,000 and ($10,242,000) and oil hedges of ($791,000), ($2,785,000) and ($5,572,000) for the years ended December 31, 2007, 2006 and 2005, respectively.
Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006
Net income available to common stockholders for the year ended December 31, 2007 increased 64% to $39,245,000, as compared to $23,986,000 for the year ended December 31, 2006. The results were attributable to the following components:
Production
     Oil production during 2007 totaled 1,080 MBbls, a 55% increase from 2006, while natural gas production increased 16% to 25 Bcfe from 2006 gas production of 21.5 Bcfe. On a gas equivalent basis, production for 2007 totaled 31.4 Bcfe, a 22% increase from the 2006 period.
     Throughout 2006, we successfully drilled and recompleted several wells at our Ship Shoal 72 Field, which produces substantial oil volumes. As a result of drilling success and the improvement in throughput from a new main field pipeline installed in late 2006, production from Ship Shoal 72 totaled 9.8 Bcfe, or approximately 31% of total company production during 2007, as compared to only 4.5 Bcfe during 2006. In addition, continued drilling success in Oklahoma and Texas resulted in increased production during 2007 from these basins. The increase in production during 2007 was partially offset by the sale of several Gulf of Mexico fields in November 2006. Production from the properties sold in 2006 totaled 1.7 Bcfe.
     During the five year period ended December 31, 2007, we have realized a 90% success rate on 329 gross wells drilled. Assuming there are no material production shut-ins during 2008 and we are able to maintain our historically high drilling success rates with our 2008 drilling program, we expect that our production will continue to increase during 2008.

Prices
     Average oil prices per barrel during 2007 were $70.52 versus $60.91 during 2006. Average gas prices per Mcf were $7.21 during 2007 as compared to $7.04 during 2006. Stated on a gas equivalent basis, unit prices received during 2007 were 8% higher as compared to the prices received during 2006.
Revenue
     Oil and gas sales during 2007 increased 32% to $256,223,000, as compared to $193,861,000 during 2006 as a result of increased production volumes and higher realized prices. Assuming commodity prices remain at current levels, we expect that our revenues would continue to increase as we expect to grow our production during 2008 through drilling.
     During 2007, gas gathering revenue and other income totaled $7,451,000 as compared to $6,683,000 during 2006. The increase in 2007, as compared to 2006, is the result of increased gas volumes being transported through the gas gathering systems.
Expenses
     Lease operating expenses during 2007 decreased to $31,965,000 as compared to $34,735,000 during 2006. Lease operating costs in 2006 included $5,979,000 of costs related to the Gulf of Mexico properties sold in November 2006. We expect that operating expenses during 2008 will exceed 2007 amounts as a result of the expected increase in the number of producing wells in which we have an interest. However, on a per unit basis, we expect that operating costs will generally approximate 2007 results.
     Production taxes increased to $7,859,000 during 2007 from $6,576,000 during 2006. The increase in 2007 production taxes is primarily due to increased production from our Oklahoma, Texas and onshore Louisiana properties, partially offset by the 28% reduction in the Louisiana severance tax rate effective July 1, 2007.
     General and administrative expenses during 2007 totaled $21,162,000, as compared to expenses of $15,122,000 during 2006. Included in general and administrative expenses for the years ended December 31, 2007 and 2006 was share based compensation expense relative to SFAS 123(R) as follows (in thousands):

	Years Ended
	December 31,
	2007	2006
Stock options:
Incentive Stock Options	$1,250	$526
Non-Qualified Stock Options	1,869	1,344
Restricted stock	6,699	3,781

Share based compensation	$9,818	$5,651

     Excluding the impact of share based compensation expense, the resulting 20% increase in general and administrative expenses was primarily attributable to the 31% increase in our staffing during 2007 necessary to manage our increased operational activity. We capitalized $7,522,000 and $6,191,000 of general and administrative costs during 2007 and 2006, respectively.
     Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for 2007 increased 40% to $116,384,000, as compared to $82,928,000 in 2006. The increase in DD&A expense is the result of the growth in our oil and gas properties over the last three years from our significantly expanded drilling activity and several property acquisitions. On an Mcfe basis, the DD&A rate on oil and gas properties totaled $3.70 per Mcfe during 2007 as compared to $3.23 per Mcfe for 2006. The increase in our DD&A expense per Mcfe is primarily due to increased costs to drill for, develop and acquire oil and gas reserves and the impact of six unsuccessful wells drilled in the Gulf Coast Basin during 2007. Assuming commodity prices remain at current levels, we would expect the costs to drill for, develop and acquire oil and gas reserves to generally approximate 2007 levels.
     During September and October 2007, we issued a total of 1,495,000 shares of Series B cumulative convertible perpetual preferred stock (the “Series B Preferred Stock”). At December 31, 2007, $1,374,000 had been accrued in connection with the initial dividend paid on January 15, 2008. Interest expense, net of amounts capitalized on unevaluated assets, totaled $13,393,000 during 2007 versus $14,513,000 during 2006. The decrease in interest expense in 2007 is the result of the repayment of our bank borrowings in September 2007 with proceeds received from the issuance of the Series B Preferred Stock. We capitalized $6,539,000 and $4,650,000 of interest during 2007 and 2006, respectively.
          Income tax expense of $23,664,000 was recognized during 2007 as compared to $14,604,000 during 2006. The increase is primarily due to the higher operating profit during 2007. We provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005
          Net income available to common stockholders for the year ended December 31, 2006 increased 12% to $23,986,000, as compared to $21,417,000 for the year ended December 31, 2005. The results were attributable to the following components:
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
          During 2006, 84% of our total production was natural gas as compared to 75% during 2005. This shift towards natural gas is primarily the result of our expanded operations in Texas and Oklahoma where the production is primarily natural gas. Also contributing to the increase in gas as a percent of total production was the shut-in of Ship Shoal 72 discussed above. Ship Shoal 72, which was brought back on-line in December 2006, produces a substantial portion of our total oil volumes.
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
          Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for 2006 increased 95% to $82,928,000 as compared to $42,513,000 in 2005. The increase in DD&A expense is the result of the growth in our oil and gas properties during 2006 and 2005 resulting from our significantly expanded drilling activity and several property acquisitions during 2005. On an Mcfe basis, the DD&A rate on oil and gas properties totaled $3.23 per Mcfe during 2006 as compared to $2.65 per Mcfe for 2005. The increase in our DD&A expense per Mcfe is primarily due to increased costs to drill for, develop and acquire oil and gas reserves and the impact of four unsuccessful wells drilled in the Gulf Coast Basin during 2006.
          Interest expense, net of amounts capitalized on unevaluated assets, totaled $14,513,000 during 2006 versus $12,371,000 during 2005. Included in interest expense during 2005 was a charge of $2,575,000 primarily related to previously deferred financing costs, which were written off in connection with the repayment of amounts outstanding under our credit facilities. The increase in interest expense, as compared to 2005, is primarily due to the impact of a full year of interest on our $150 million 10 3/8% Senior Notes due 2012 (the “Notes”) during 2006, which were issued during the second quarter of 2005. We capitalized $4,650,000 and $2,912,000 of interest during 2006 and 2005, respectively.
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
          At December 31, 2007, we had a working capital deficit of $43.7 million compared to a deficit of $7.9 million at December 31, 2006. The decline in our working capital was primarily due to the $11.2 million reduction in the estimated fair value of our derivative instruments, which is primarily the result of the expiration of several hedge contracts and higher estimated commodity prices, and the $31.4 million increase in our accounts payable to vendors, net of cash and cash equivalents on hand, which is a result of increased operational activity. We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. As a result of the application of the net proceeds from the sale of our Series B Preferred Stock, at December 31, 2007 we had no borrowings outstanding under our bank credit facility and $80 million of borrowing capacity.
Source of Capital: Operations
          Net cash flow from operations increased from $119,370,000 during 2006 to $223,729,000 in 2007. The increase in operating cash flow was primarily attributable to our growth in production during 2007.
Source of Capital: Debt
          During 2005, we issued the Notes, which have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At December 31, 2007, $1.9 million had been accrued in connection with the May 15, 2008 interest payment. At December 31, 2007, we were in compliance with all of the covenants under the Notes.

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
          The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of our oil and gas properties. PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves. The borrowing base under the credit facility is based primarily upon the bi-annual valuation of our mortgaged oil and gas properties. The borrowing base is currently $80 million and the next scheduled borrowing base re-determination will be on April 1, 2008 and we or the lenders may request additional borrowing base re-determinations. As of December 31, 2007, we did not have any borrowings outstanding under the credit facility and we were in compliance with all of the covenants therein. During January and February 2008, we borrowed $37.5 million under the credit facility to fund the acquisition of additional interests in our Ft. Trinidad Field and for other oil and gas activities.
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
Source of Capital: Issuance of Securities
          During September and October 2007, we issued a total of 1,495,000 shares of Series B Preferred Stock resulting in net proceeds to us of approximately $71 million. Cash dividends are payable quarterly in the amount of $0.8594 per share of Series B Preferred Stock. Based on the total of 1,495,000 shares of Series B Preferred Stock issued, the annual dividend payment, if declared and paid, is expected to be approximately $5.1 million. In January 2008, we declared and paid our first dividend totaling $1.6 million.
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
          After giving effect to the issuance of the Series B Preferred Stock, we have approximately $125 million remaining under an effective universal shelf registration statement relating to the potential public offer and sale of any combination of debt securities, common stock, preferred stock, depositary shares, and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.

Source of Capital: Divestitures
          We do not budget property divestitures; however, we are continually evaluating our property base to determine if there are assets in our portfolio that no longer meet our strategic objectives. From time to time we may divest certain non-strategic assets in order to provide capital to be reinvested in higher rate of return projects or in projects that have longer estimated lives. During August 2007, we announced that we were seeking strategic alternatives with respect to our gas gathering assets located in Oklahoma. One of those alternatives includes the potential sale of these assets during 2008. There can be no assurance that we will be able to sell any of our assets.
Use of Capital: Exploration and Development
          Our 2008 capital budget, which excludes acquisitions and capitalized interest and general and administrative costs, is expected to range between $200 million and $220 million. Based on our outlook of commodity prices and production, we believe that we will be able to fund our planned 2008 exploration and development activities with cash on hand, cash flow from operations and available bank borrowings. Our future exploration and development activities, or any significant acquisitions, could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, sales of properties, or joint venture arrangements with industry partners. We cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay, reduce our participation in or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.
Contractual Obligations
          The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

							After
	Total	2008	2009	2010	2011	2012	2012
10 3/8% senior notes (1)	$218,088	$15,563	$15,563	$15,563	$15,563	$155,836	$—
Purchase obligations (2)	20,525	11,625	8,900	—	—	—	—
Operating leases (3)	2,131	951	909	189	71	11	—
Capital projects (4)	17,451	5,280	581	785	111	1,429	9,265

Total	$258,195	$33,419	$25,953	$16,537	$15,745	$157,276	$9,265

(1)	Includes principal and interest.

(2)	Consists of commitments for the rental of drilling rigs and seismic data acquisition obligations.

(3)	Consists primarily of leases for office space and leases for equipment rentals.

(4)	Consists of estimated future obligations to abandon our leased properties.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          We experience market risks primarily in two areas: interest rates and commodity prices. Because all of our properties are located within the United States, we believe that our business operations are not exposed to significant market risks relating to foreign currency exchange risk.
          Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected annual sales volumes for 2008, a 10% decline in the estimated average prices we receive for our crude oil and natural gas production would have an approximate $30 million impact on our 2008 revenues.
          We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparts this difference multiplied by the quantity hedged. During 2007, we received from the counterparties to our derivative instruments approximately $9.9 million in connection with net hedge settlements.
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
          As of December 31, 2007, we had entered into the following oil and gas hedge contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2008	Costless Collar	20,000 Mmbtu	$7.75-8.78
Crude Oil:
2008	Costless Collar	400 Bbls	$70.00-75.55
          At December 31, 2007, we recognized a liability of approximately $0.7 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of December 31, 2007, we would realize a $0.4 million loss, net of taxes, as a reduction to oil and gas sales during the next 12 months. These losses are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
          In January and February 2008, we entered into the following oil and gas hedge contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
February-December 2008	Costless Collar	7,500 Mmbtu	$7.50-8.98
March-June 2008	Costless Collar	10,000 Mmbtu	$8.25-8.75
April-December 2008	Costless Collar	7,500 Mmbtu	$9.00-10.35
Crude Oil:
February-June 2008	Costless Collar	400 Bbls	$85.00-115.00
          At December 31, 2007, we had no debt outstanding that was subject to a floating interest rate. As a result, the potential effect of rising interest rates during 2008 is not expected to be material.
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
Changes in Internal Control Over Financial Reporting
          There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
          Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that our internal control over financial reporting was effective as of December 31, 2007 based on these criteria.
          Ernst & Young LLP, our independent registered public accounting firm, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.
February 29, 2008

/s/ Charles T. Goodson Charles T. Goodson
Chairman and Chief Executive Officer

/s/ Michael O. Aldridge Michael O. Aldridge
Executive Vice President- Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
          We have audited PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PetroQuest Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
          In our opinion, PetroQuest Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 29, 2008

ITEM 9B. OTHER INFORMATION
          NONE
PART III
ITEMS 10, 11, 12, 13 & 14
          For information concerning Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services, see the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held May 14, 2008, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. FINANCIAL STATEMENTS
          The following financial statements of the Company and the Report of the Company’s Independent Registered Public Accounting Firm thereon are included on pages F-1 through F-25 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the three years ended December 31, 2007
Consolidated Statements of Cash Flows for the three years ended December 31, 2007
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2007
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2007
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

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 16, 1998).

3.2	Bylaws of the Company, as amended of December 20, 2007 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed December 21, 2007).

3.3	Certificate of Domestication of Optima Petroleum Corporation (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed September 16, 1998).

3.4
Certificate of Designations, Preferences, Limitations And Relative Rights of The Series a Junior Participating Preferred Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit A of the Rights Agreement attached as Exhibit 1 to Form 8-A filed November 9, 2001).

3.5
Certificate of Designations establishing the 6.875% Series B cumulative convertible perpetual preferred stock, dated September 24, 2007 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on September 24, 2007).

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

10.18
Amendment No. 3 to Second Amended and Restated Credit Agreement dated as of September 17, 2007 among PetroQuest Energy, LLC, PetroQuest Energy, Inc., Pittrans, Inc., TDC Energy LLC, JP Morgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 18, 2007).

10.19
Amendment No. 4 to Second Amended and Restated Credit Agreement dated as of September 19, 2007 among PetroQuest Energy, LLC, PetroQuest Energy, Inc., Pittrans, Inc., TDC Energy LLC, JP Morgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 24, 2007).

10.20
Senior Second Lien Secured Credit Agreement dated November 6, 2003, between PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., each of the Lenders from time to time party thereto; and Macquarie Americas Corp., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed November 13, 2003).

10.21
Unconditional Guaranty Agreement dated November 6, 2003, by PetroQuest Energy, Inc. to Macquarie Americas Corp., as administrative agent for the benefit of the Lenders under the Credit Agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed November 13, 2003).

10.22
First Amendment to Second Lien Secured Credit Agreement dated December 23, 2003, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., each of the Lenders from time to time party thereto, and Macquarie Americas Corp., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 29, 2003).

10.23
Second Amendment to Second Lien Secured Credit Agreement dated July 27, 2004, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., each of the Lenders from time to time party thereto, and Macquarie Americas Corp., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed July 30, 2004).

10.24
Third Amendment to Second Lien Secured Credit Agreement dated as of October 14, 2004 by and between PetroQuest Energy, LLC, PetroQuest Energy, Inc. and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed October 19, 2004).

10.25
Fourth Amendment to Second Lien Secured Credit Agreement dated as of December 29, 2004 by and between PetroQuest Energy, LLC and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed December 30, 2004).

10.26
Fifth Amendment to Second Lien Secured Credit Agreement dated April 12, 2005, among PetroQuest Energy, LLC, TDC Energy LLC f/k/a TDC Acquisition Sub LLC, PetroQuest Energy, Inc. and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed April 13, 2005).

†10.27	Employment Agreement dated September 1, 1998, between PetroQuest Energy, Inc. and Charles T. Goodson (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated September 16, 1998).

†10.28
First Amendment to Employment agreement dated September 1, 1998 between PetroQuest Energy, Inc. and Charles T. Goodson dated July 30, 1999 (incorporated herein by reference to Exhibit 10.1 to For 8-K dated August 9, 1999).

†10.29	Severance Agreement and Release, effective April 8, 2005, between PetroQuest Energy, Inc. and Ralph J. Daigle (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed April 22, 2005).

†10.30	Employment Agreement dated May 8, 2000 between PetroQuest Energy, Inc. and Michael O. Aldridge (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed August 14, 2000).

†10.31	Employment Agreement dated December 15, 2000 between PetroQuest Energy, Inc. and Arthur M. Mixon, III. (incorporated herein by reference to Exhibit 10.12 to Form 10-K filed March 30, 2001).

†10.32	Employment Agreement dated April 20, 2001 between PetroQuest Energy, Inc. and Daniel G. Fournerat (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed May 15, 2001).

†10.33	Employment Agreement dated April 20, 2001 between PetroQuest Energy, Inc. and Dalton F. Smith III (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed March 13, 2002).

†10.34	Employment Agreement dated July 28, 2003, between PetroQuest Energy, Inc. and Stephen H. Green (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed November 13, 2003).

†10.35
Form of Termination Agreement Between PetroQuest Energy, Inc. and each of its executive officers, including Charles T. Goodson, Michael O. Aldridge, Arthur M. Mixon, III, Daniel G. Fournerat, Dalton F. Smith III and Stephen H. Green (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed March 13, 2002).

†10.36
Form of Amendment to Termination Agreement entered into between the Company and each of its executive officers (including Charles T. Goodson, Michael O. Aldridge, Arthur M. Mixon, III, Daniel G. Fournerat and Stephen H. Green), effective as of May 16, 2006 (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed May 19, 2006).

†10.37
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

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2008.

PETROQUEST ENERGY, INC.
By:	/s/ Charles T. Goodson
CHARLES T. GOODSON
Chairman of the Board, President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2008.

By:	/s/ Charles T. Goodson CHARLES T. GOODSON	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael O. Aldridge MICHAEL O. ALDRIDGE	Executive Vice President, Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

By:	/s/ W.J. Gordon, III W.J. GORDON, III	Director

By:	/s/ Michael L. Finch MICHAEL L. FINCH	Director

By:	/s/ Charles F. Mitchell, II, M.D. CHARLES F. MITCHELL, II, M.D.	Director

By:	/s/ E. Wayne Nordberg E. WAYNE NORDBERG	Director

By:	/s/ William W. Rucks, IV WILLIAM W. RUCKS, IV	Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
We have audited the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetroQuest Energy, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 29, 2008

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,909	$4,795
Revenue receivable	22,820	21,767
Joint interest billing receivable	22,936	20,072
Hedging asset	—	10,527
Prepaid drilling costs	1,448	4,886
Other current assets	3,984	2,143

Total current assets	68,097	64,190

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	907,083	695,116
Unevaluated oil and gas properties	80,297	51,567
Accumulated depreciation, depletion and amortization	(432,530)	(314,869)

Oil and gas properties, net	554,850	431,814
Gas gathering assets	22,040	19,072
Accumulated depreciation and amortization of gas gathering assets	(6,640)	(3,562)

Total property and equipment	570,250	447,324

Other assets, net of accumulated depreciation and amortization of $11,238 and $11,719, respectively	6,000	6,776

Total assets	$644,347	$518,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$78,273	$34,790
Advances from co-owners	12,870	13,391
Oil and gas revenue payable	5,771	6,935
Accrued interest and preferred stock dividend	3,320	2,453
Asset retirement obligation	5,280	9,028
Other accrued liabilities	6,326	5,484

Total current liabilities	111,840	72,081

Bank debt	—	47,000
10 3/8% Senior Notes	148,755	148,537
Asset retirement obligation	12,171	11,211
Deferred income taxes	69,160	49,646
Other liabilities	104	104
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 and 0, respectively	1	—
Common stock, $.001 par value; authorized 75,000 shares; issued and outstanding 48,414 and 47,788 shares, respectively	48	48
Paid-in capital	204,979	124,552
Accumulated other comprehensive income (loss)	(435)	6,632
Retained earnings	97,724	58,479

Total stockholders’ equity	302,317	189,711

Total liabilities and stockholders’ equity	$644,347	$518,290

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Income
(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Oil and gas sales	$256,223	$193,861	$120,552
Gas gathering revenue and other income	7,451	6,683	4,042

	263,674	200,544	124,594

Expenses:
Lease operating expenses	31,965	34,735	20,972
Production taxes	7,859	6,576	3,764
Depreciation, depletion and amortization	119,969	85,858	43,747
Gas gathering costs	4,120	3,637	1,246
General and administrative	21,162	15,122	7,347
Accretion of asset retirement obligation	923	1,513	1,253
Interest expense	13,393	14,513	12,371

	199,391	161,954	90,700

Income from operations	64,283	38,590	33,894

Income tax expense	23,664	14,604	12,477

Net income	40,619	23,986	21,417

Preferred stock dividend	1,374	—	—

Net income available to common stockholders	$39,245	$23,986	$21,417

Earnings per common share:
Basic
Net income per share	$0.82	$0.50	$0.46

Diluted
Net income per share	$0.79	$0.49	$0.44

Weighted average number of common shares:
Basic	48,108	47,537	46,714
Diluted	49,679	48,936	48,242
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$40,619	$23,986	$21,417
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	23,664	14,604	12,477
Amortization of debt issuance costs	969	943	1,390
Compensation expense	—	—	213
Depreciation, depletion and amortization	119,969	85,858	43,747
Write-off of debt issuance costs	—	—	2,575
Amortization of bond discount	218	197	111
Share-based compensation expense	9,818	5,651	—
Accretion of asset retirement obligation	923	1,513	1,253
Payments to settle asset retirement obligations	(6,058)	(252)	—
Changes in working capital accounts:
Revenue receivable	(1,053)	725	(13,100)
Joint interest billing receivable	(2,864)	(2,505)	(13,912)
Accounts payable and accrued liabilities	37,050	(13,552)	14,255
Other assets	(602)	(1,743)	(448)
Advances from co-owners	(521)	7,517	3,609
Other	1,597	(3,572)	(397)

Net cash provided by operating activities	223,729	119,370	73,190

Cash flows from investing activities:
Investment in oil and gas properties	(233,436)	(175,277)	(171,980)
Sale of oil and gas properties	1,277	22,023	—
Investment in gas gathering assets	(2,968)	(6,363)	(10,861)

Net cash used in investing activities	(235,127)	(159,617)	(182,841)

Cash flows from financing activities:
Net (payments for) proceeds from share based compensation	(99)	1,461	972
Proceeds from preferred stock offering	74,750	—	—
Costs of preferred stock offering	(4,041)	—	—
Proceeds from bank borrowings	23,000	48,000	44,500
Repayment of bank borrowings	(70,000)	(11,000)	(73,000)
Proceeds from issuance of 10 3/8% Senior Notes	—	—	148,229
Deferred financing costs	(98)	(122)	(5,876)

Net cash provided by financing activities	23,512	38,339	114,825

Net increase (decrease) in cash and cash equivalents	12,114	(1,908)	5,174
Cash and cash equivalents at beginning of period	4,795	6,703	1,529

Cash and cash equivalents at end of period	$16,909	$4,795	$6,703

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$19,238	$17,572	$9,628

Income taxes	$—	$—	$75

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Stockholders’ Equity
(Amounts in Thousands)

				Other		Total
	Common	Preferred	Paid-In	Comprehensive	Retained	Stockholders’
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
December 31, 2004	$45	$—	$112,387	$(4,231)	$13,076	$121,277

Options and warrants exercised	2	—	1,003	—	—	1,005

Issuance of common stock	—	—	4,051	—	—	4,051

Derivative fair value adjustment, net of tax	—	—	—	(3,213)	—	(3,213)
Net income	—	—	—	—	21,417	21,417

December 31, 2005	$47	$—	$117,441	$(7,444)	$34,493	$144,537

Options and warrants exercised	1	—	1,460	—	—	1,461

Share-based compensation expense	—	—	5,651	—	—	5,651

Derivative fair value adjustment, net of tax	—	—	—	14,076	—	14,076

Net income	—	—	—	—	23,986	23,986

December 31, 2006	$48	$—	$124,552	$6,632	$58,479	$189,711

Options exercised	—	—	1,051	—	—	1,051

Retirement of shares upon vesting of restricted stock	—	—	(1,150)	—	—	(1,150)

Issuance of preferred stock	—	1	70,708	—	—	70,709

Share-based compensation expense	—	—	9,818	—	—	9,818

Derivative fair value adjustment, net of tax	—	—	—	(7,067)	—	(7,067)

Preferred stock dividend	—	—	—	—	(1,374)	(1,374)

Net income	—	—	—	—	40,619	40,619

December 31, 2007	$48	$1	$204,979	$(435)	$97,724	$302,317

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)

	Year Ended December 31,
	2007	2006	2005
Net income	$40,619	$23,986	$21,417
Change in fair value of derivative instruments, accounted for as hedges, net of tax benefit (expense) of $4,150, ($7,903) and $1,730, respectively	(7,067)	14,076	(3,213)

Comprehensive income	$33,552	$38,062	$18,204

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Summary of Significant Accounting Policies
     PetroQuest Energy, Inc. (a Delaware Corporation) (“PetroQuest” or the “Company”) is an independent oil and gas company headquartered in Lafayette, Louisiana with exploration offices in Houston, Texas and Tulsa, Oklahoma. It is engaged in the exploration, development, acquisition and operation of oil and gas properties in Oklahoma, Arkansas and Texas as well as onshore and in the shallow waters offshore the Gulf Coast Basin.
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
     Depreciation, depletion and amortization of oil and gas properties is computed using the unit-of-production method based on estimated proved reserves. All costs associated with evaluated oil and gas properties, including an estimate of future development costs associated therewith, are included in the depreciable base. The costs of investments in unproved properties are excluded from this calculation until the costs are evaluated and proved reserves established or impaired. Proved oil and gas reserves are estimated annually by independent petroleum engineers.
     The capitalized costs of proved oil and gas properties cannot exceed the present value of the estimated net cash flow from proved reserves based on period-end oil and gas prices (the full cost ceiling). If the capitalized costs of proved oil and gas properties exceed the full cost ceiling, the Company is required to write-down the value of its oil and gas properties to the full cost ceiling amount. In September 2004, the Securities and Exchange Commission adopted Staff Accounting Bulletin (“SAB”) No. 106, regarding the application of SFAS No. 143 by companies following the full cost accounting method. SAB No. 106 indicates that estimated future dismantlement and abandonment costs that are recorded on the balance sheet are to be included in the costs subject to the full cost ceiling limitation. The estimated future cash outflows associated with settling the recorded asset retirement obligations should be excluded from the computation of the present value of estimated future net revenues used in applying the ceiling test.  The Company began applying SAB No. 106 in the first quarter of 2005. Transactions involving sales of reserves in place, unless significant, are recorded as adjustments to accumulated depreciation, depletion and amortization.
Gas Gathering Assets
     During 2005 the Company acquired interests in several gas gathering systems used in the transportation of natural gas. During 2007 and 2006, the Company expanded these systems in order to accommodate additional wells and increased production. The costs related to these systems are depreciated on a straight line basis over their estimated remaining useful lives, generally 14 years.

Other Assets
     Other assets consist primarily of furniture and fixtures (net of accumulated depreciation), which are depreciated over their useful lives ranging from 3-7 years, and deferred financing costs, which are amortized over the life of the related debt.
Cash and Cash Equivalents
     The Company considers all highly liquid investments in overnight securities made through its commercial bank accounts, which result in available funds the next business day, to be cash and cash equivalents.
Income Taxes
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures are capitalized and depreciated, depleted and amortized on the unit-of-production method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, the Company may use certain provisions of the Internal Revenue Code which allow capitalization of intangible drilling costs. Other financial and income tax reporting differences occur as a result of statutory depletion.
Revenue Recognition
     The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 2007 and 2006 were not significant.
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

	Year Ended December 31,
	2007	2006	2005
DCP Midstream	12%	(a )	(a )
Cokinos	(a )	11%	12%
Louis Dreyfus Corporation	16%	12%	20%
Texon LP	32%	22%	16%
Crosstex	(a )	14%	(a )
(a) Less than 10 percent
Fair Value of Financial Instruments
     The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates book value at December 31, 2007 and 2006 due to the short-term nature of these accounts. The fair value of the bank debt at December 31, 2006 also approximated book value due to the variable rate of interest charged. Hedging instruments are reflected as assets (liabilities) on the balance sheet at estimated fair values of approximately ($0.7) million and $10.5 million at December 31, 2007 and 2006, respectively, as required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. These estimated fair values are based on quotes obtained from counterparties as discussed below. The estimated fair value of the 10 3/8% senior notes due 2012 (the “Notes”) at December 31, 2007 was $154.5 million, as compared to the book value, net of discount, of $148.8 million. At December 31, 2006, the fair value of the Notes was $156.4 million, while the book value of the Notes, net of discount, was $148.5 million. The estimated fair value of the Notes was provided by independent brokers using the actual year-end market quote for the Notes.

Derivative Instruments
     Under SFAS No. 133, as amended, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. Instruments qualifying for hedge accounting treatment are recorded as an asset or liability measured at fair value and subsequent changes in fair value are recognized in equity through other comprehensive income, net of related taxes, to the extent the hedge is effective. All of the Company’s derivative instruments qualified for hedge accounting during 2007, 2006 and 2005. As a result, the changes in fair value of these instruments were recorded to other comprehensive income. The cash settlements of cash flow hedges are recorded as adjustments to oil and gas sales. Instruments not qualifying for hedge accounting treatment are recorded in the balance sheet at fair value and changes in fair value are recognized in earnings as derivative expense (income).
     The Company’s hedges are specifically referenced to NYMEX prices. The effectiveness of hedges is evaluated at the time the contracts are entered into, as well as periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices received from the designated production. Through this analysis, the Company is able to determine if a high correlation exists between the prices received for its designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2007, the Company’s hedging contracts were considered effective cash flow hedges.
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
     Oil and gas revenues include additions (reductions) related to the net settlement of hedges totaling $9,922,000, $6,849,000 and ($15,814,000) during 2007, 2006 and 2005, respectively.
     As of December 31, 2007, the Company had entered into the following oil and gas hedge contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2008	Costless Collar	20,000 Mmbtu	$7.75-8.78
Crude Oil:
2008	Costless Collar	400 Bbls	$70.00-75.55
     At December 31, 2007, the Company recognized a liability of $0.7 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of December 31, 2007, the Company would realize a $0.4 million loss, net of taxes, as a reduction to oil and gas sales during the next 12 months. These losses are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
     In January and February 2008, the Company entered into the following oil and gas hedge contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
February-December 2008	Costless Collar	7,500 Mmbtu	$7.50-8.98
March-June 2008	Costless Collar	10,000 Mmbtu	$8.25-8.75
April-December 2008	Costless Collar	7,500 Mmbtu	$9.00-10.35
Crude Oil:
February-June 2008	Costless Collar	400 Bbls	$85.00-115.00
     New Accounting Standards
     In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS 109 and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15,

2006. Accordingly, the Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the Company’s financial position or results of operations. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption and December 31, 2007, the Company did not have any unrecognized tax benefits or accrued interest or penalties related to uncertain tax positions. The tax years from 2002 through 2006 remain open to examination by the tax jurisdictions to which the Company is subject.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement became effective for the Company on January 1, 2008.  The Company is evaluating these standards and does not anticipate that their implementation will have a material effect on its financial statements.
Note 2 Convertible Preferred Stock
     During September and October 2007, the Company completed the public offering of 1,495,000 shares of its 6.875% Series B cumulative convertible perpetual preferred stock (the “Series B Preferred Stock”). The net proceeds received from the offering were primarily used to repay the $58,000,000 of outstanding borrowings under the Company’s credit facility. Details of the offering are as follows:

Preferred
Stock Offering
Gross proceeds	$74,750,000
Underwriting discount	(3,737,500)
Other costs of the offering	(303,480)

Net proceeds	$70,709,020

Shares issued	1,495,000
Issue price per share	$50.00
     The following is a summary of certain terms of the Series B Preferred Stock:
     Dividends. The Series B Preferred Stock will accumulate dividends at an annual rate of 6.875% for each share of Series B Preferred Stock. Dividends will be cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by the Company’s debt agreements, assets are legally available to pay dividends and the Company’s board of directors or an authorized committee of the board declares a dividend payable, the Company will pay dividends in cash, every quarter. The first dividend payment of $1,584,700 was made on January 15, 2008.
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
Note 3 – Earnings Per Share
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
     Diluted earnings per share for 2007 also considers the effect of the Series B Preferred Stock issued in September and October 2007 (Note 2) by applying the “if converted” method. Under this method, the dividends applicable to the Series B Preferred Stock are added back to the numerator and the Series B Preferred Stock is assumed to have been converted to common shares in the denominator at of the date of issuance. In applying the “if converted” method for the Series B Preferred Stock, conversion is not assumed in computing diluted earnings per share if the effect would be anti-dilutive.

     A reconciliation between basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

	Income	Shares	Per
For the Year Ended December 31, 2007	(Numerator)	(Denominator)	Share Amount
BASIC EPS

Net income available to common stockholders	$39,245	48,108	$0.82

Effect of dilutive securities:
Stock options	—	1,056
Restricted stock	—	515
Series B preferred stock	—	—

DILUTED EPS	$39,245	49,679	$0.79

	Income	Shares	Per
For the Year Ended December 31, 2006	(Numerator)	(Denominator)	Share Amount
BASIC EPS

Net income available to common stockholders	$23,986	47,537	$0.50

Effect of dilutive securities:
Stock options	—	1,278
Restricted stock	—	121

DILUTED EPS	$23,986	48,936	$0.49

	Income	Shares	Per
For the Year Ended December 31, 2005	(Numerator)	(Denominator)	Share Amount
BASIC EPS
Net income available to common stockholders	$21,417	46,714	$0.46

Effect of dilutive securities:
Stock options	—	1,327
Warrants	—	201

DILUTED EPS	$21,417	48,242	$0.44

     Options to purchase 155,000 shares of common stock at $13.35 to $14.48 per share were outstanding during 2007 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. These options expire during 2017. Options to purchase 153,000 shares of common stock at $11.29 to $12.54 per share were outstanding during 2006 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 45,000 shares of common stock at $6.64 to $7.65 per share were outstanding during 2005 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Additionally, diluted earnings per share during 2007 did not include the assumed conversion of the Series B Preferred Stock as the effect of assuming conversion was anti-dilutive.
     In February 2005, the Company’s then outstanding warrants were exercised through a cashless exercise provision, resulting in the issuance of 1,506,466 shares of common stock. The Company had no warrants outstanding as of December 31, 2007 or 2006.
Note 4 – Share Based Compensation
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

     The Company elected to adopt SFAS 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date of January 1, 2006 using the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS 123 for all unvested awards at the effective date related to awards granted prior to the effective date. The impact to net income of adopting SFAS 123(R) for the year ended December 31, 2006 was $3.7 million, or approximately $0.08 per basic and diluted share. Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company accounted for its share based compensation plans under the principles prescribed by APB Opinion No. 25. Accordingly, no share based compensation cost is reflected in net income prior to January 1, 2006, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant and no restricted stock had been granted.
     The Company currently has one share based compensation plan from which the Company’s compensation committee may grant any of the following types of awards:
•	incentive stock options as defined in Section 422 of the Code;

•	nonstatutory stock options;

•	stock appreciation rights;

•	shares of restricted stock;

•	performance units and performance shares;

•	other stock-based awards; and

•	supplemental payments dedicated to the payment of income taxes.
     The total amount of share-based awards available for grant under the plan is equal to the greater of (i) 15% of the number of issued and outstanding shares of the Company’s common stock as of the first day of the then-current fiscal quarter, or (ii) 7,000,000 shares.
     Share based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share based compensation for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	Years Ended
	December 31,
	2007	2006
Stock options:
Incentive Stock Options	$1,250	$526
Non-Qualified Stock Options	1,869	1,344
Restricted stock	6,699	3,781

Share based compensation	$9,818	$5,651

     During the years ended December 31, 2007 and 2006, the Company recorded income tax benefits of $3.2 million and $1.9 million, respectively, related to share based compensation expense recognized during those periods. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has substantial net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for any periods presented.
     At December 31, 2007, the Company had $9.7 million of unrecognized compensation expense related to granted, but unvested restricted stock and stock options. This expense will be recognized over a weighted average period of approximately 1.2 years from December 31, 2007.
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

     The Company computes the fair value of its stock options using the Black-Scholes option-pricing model assuming a stock option forfeiture rate based on historical activity, an expected term of six years, using the simplified method prescribed in SAB 107 and expected volatility computed using historical stock price fluctuations on a weekly basis for a period of time equal to the expected term of the option. The Company recognizes compensation expense using the accelerated expense attribution method over the vesting period. Periodically the Company adjusts compensation expense based on the difference between actual and estimated forfeitures.
     The following table outlines the assumptions used in computing the fair value of stock options granted during 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	55.7% - 58.5%	59.0% - 62.8%	60.9% - 64.5%
Risk-free rate	4.0% - 5.1%	4.4% - 5.1%	3.8% - 4.6%
Expected term	6 years	6 years	5 years
Forfeiture rate	5.0%	8.4%	0%

Stock options granted (1)	440,676	679,189	155,000
Wgtd. avg. grant date fair value per share	$7.29	$6.69	$3.59
Fair value of grants (1)	$3,212,000	$4,543,000	$556,350

(1)	Prior to applying estimated forfeiture rate
     The following table details stock option activity during the year ended December 31, 2007:

				Aggregate
	Number of	Wgtd. Avg.	Wgtd. Avg.	Intrinsic Value
	Options	Exercise Price	Remaining Life	(000’s)
Outstanding at beginning of year	2,520,811	$5.18
Granted	440,676	12.43
Expired/cancelled/forfeited	(30,000)	10.59
Exercised	(350,786)	3.00

Outstanding at end of year	2,580,701	6.65	6.7 years	$19,738

Options exercisable at end of year	1,658,798	$4.01	5.5 years	$17,061
Options expected to vest	875,807	11.40	8.8 years	$2,542
     The intrinsic value of options exercised during 2007, 2006 and 2005 totaled approximately $3.5 million, $3.8 million and $2.5 million, respectively.
     The following table summarizes information regarding stock options outstanding at December 31, 2007:

Range of	Options	Wgtd. Avg	Wgtd. Avg.	Options	Wgtd. Avg.
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	12/31/07	Contractual Life	Price	12/31/07	Price
$0.85 - $3.00	403,967	2.9 years	$1.61	403,967	$1.61
$3.01 - $6.00	1,028,999	5.9 years	$3.44	1,002,330	$3.39
$6.01 - $10.75	573,900	8.2 years	$10.37	208,114	$10.08
$10.76 - $14.48	573,835	9.1 years	$12.24	44,387	$11.60

	2,580,701	6.7 years	$6.65	1,658,798	$4.01

     Restricted Stock
     During 2006, the Company began granting shares of restricted stock in connection with its share based compensation plan. The Company computes the fair value of its service based restricted stock using the closing price of the Company’s stock at the date of grant, assuming a 5.0% estimated forfeiture rate. Restricted stock grants vest over a five year period with one-fourth vesting on each of the first, second, third and fifth anniversaries of the date of the grant. No portion of the restricted stock vests on the fourth anniversary of the date of the grant. Upon a change in control of the Company, all outstanding shares of restricted stock will become immediately vested. Compensation expense related to restricted stock is recognized over the vesting period using the accelerated expense attribution method. Periodically the Company adjusts compensation expense based on the difference between actual and estimated forfeitures.
     The following table details restricted stock activity during 2007:

		Wgtd. Avg.
	Number of	Fair Value per
	Shares	Share
Outstanding at beginning of year	1,409,895	$11.04
Granted	243,420	11.78
Expired/cancelled/forfeited	(5,456)	11.48
Lapse of restrictions	(362,405)	10.98

Outstanding at December 31, 2007 (1)	1,285,454	$11.18

(1)	At December 31, 2007, the weighted average remaining life of restricted stock outstanding was 3.6 years.
     The following table illustrates the pro forma effect on net income and earnings per share for the period presented prior to the adoption of SFAS 123(R), if the Company had applied the fair value recognition provisions of SFAS No. 123, pursuant to the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except per share data):

Year Ended
December 31, 2005
Net income	$21,417
Stock-based compensation:
Add: expense included in reported results, net of tax	22
Deduct: fair value based method, net of tax	(688)

Pro forma net income	$20,751

Earnings per common share
Basic — as reported	$0.46
Basic — pro forma	$0.44
Diluted — as reported	$0.44
Diluted — pro forma	$0.43
Note 5 – Asset Retirement Obligations
     The Company accounts for its asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires recording the fair value of an asset retirement obligation associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction under the doctrine of promissory estoppel. The Company has legal obligations to plug, abandon and dismantle existing wells and facilities that it has acquired and constructed.

     The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligation at January 1, 2007	$20,239
Liabilities incurred during 2007	585
Liabilities settled during 2007	(6,058)
Accretion expense	923
Revisions in estimates	1,762

Asset retirement obligation at December 31, 2007	17,451
Less: current portion of asset retirement obligation	(5,280)

Long-term asset retirement obligation	$12,171

Note 6 — Debt
     During 2005, the Company and PetroQuest Energy, L.L.C. issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”). The Notes are guaranteed by the significant subsidiaries of the Company and PetroQuest Energy, L.L.C. The aggregate assets and revenues of subsidiaries not guaranteeing the Notes constituted less than 3% of the Company’s consolidated assets and revenues at and for the years ended December 31, 2007, 2006 and 2005.
     The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At December 31, 2007, $1.9 million had been accrued in connection with the May 15, 2008 interest payment and the Company was in compliance with all of the covenants under the Notes.
     On November 18, 2005, the Company and its wholly owned subsidiary, PetroQuest Energy, L.L.C., entered into the Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as lender, agent and issuer of letters of credit, Macquarie Bank Limited, as lender, and Calyon New York Branch, as lender and syndication agent. The credit agreement provides for a $100 million revolving credit facility that permits borrowings from time to time based on the available borrowing base as determined in the credit facility. The credit facility also allows for the use of up to $15 million of the borrowing base for letters of credit. The credit facility matures on November 19, 2009.
     The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of the Company’s oil and gas properties. PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves. The borrowing base under the credit facility is based primarily upon the bi-annual valuation of the Company’s mortgaged oil and gas properties. The borrowing base is currently $80 million and the next scheduled borrowing base re-determination will be on April 1, 2008 and the Company or the lenders may request additional borrowing base re-determinations. As of December 31, 2007, there were no borrowings outstanding under the credit facility and the Company was in compliance with all of the covenants therein.
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
Note 7 — Related Party Transactions
     Three of the Company’s officers, Charles T. Goodson, Stephen H. Green and Mark K. Stover, or their affiliates, are working interest owners and overriding royalty interest owners and E. Wayne Nordberg, one of the Company’s directors, is a working interest owner in certain properties operated by the Company or in which the Company also holds a working interest.

As working interest owners, they are required to pay their proportionate share of all costs and are entitled to receive their proportionate share of revenues in the normal course of business. As overriding royalty interest owners they are entitled to receive their proportionate share of revenues in the normal course of business.
     During the year ended December 31, 2007, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs were disbursed to Messrs. Goodson, Green and Stover, or their affiliates, in the amounts of $2,519,300, $1,267,100 and $62,200, respectively, and with respect to the working interests of Mr. Nordberg, revenues exceeded costs by $3,700. During the year ended December 31, 2006, revenues, net of costs were disbursed to Messrs. Goodson, Green and Stover, or their affiliates, in the amounts of $253,400, $896,200 and $98,900, respectively, and with respect to the working interests of Mr. Nordberg, revenues exceeded costs by $55,000. During the year ended December 31, 2005, revenues, net of costs were disbursed to Messrs. Goodson, Green and Stover, or their affiliates, in the amounts of $313,729, $254,367 and $59,700, respectively, and with respect to the working interests of Mr. Nordberg, revenues exceeded costs by $20,010. With respect to Mr. Goodson, gross revenues attributable to interests, properties or participation rights held by him prior to joining the Company as an officer and director on September 1, 1998 represent substantially all of the gross revenue received by him in 2007.
     Periodically, the Company charters private aircraft for business purposes. During 2007, the Company paid approximately $170,000 to a third party operator in connection with the Company’s use of flight hours owned by Charles T. Goodson through a fractional ownership arrangement with the third party operator. This amount represents the cost of the hours purchased by Mr. Goodson and totals approximately 50% of the Company’s cost of chartering private aircraft during 2007. The Company’s use of flight hours purchased by Mr. Goodson was pre-approved by the Company’s Audit Committee and there is no agreement or obligation by or on behalf of the Company to utilize this or any other aircraft arrangement.
     In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. At December 31, 2007, the Company’s joint interest billing receivable included approximately $30,900 from related parties attributable to their share of costs. This represents less than 1% of the Company’s total joint interest billing receivable at December 31, 2007.

Note 8 — Investment in Oil and Gas Properties
     The following tables disclose certain financial data relative to the Company’s oil and gas producing activities, which are located onshore and offshore the continental United States:
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
(amounts in thousands)

	For the Year-Ended December 31,
	2007	2006	2005
Acquisition costs:
Proved	$1,253	$7,515	$58,121
Unproved	32,833	12,744	24,152
Exploration costs:
Proved	104,669	70,526	39,311
Unproved	15,908	7,457	15,098
Development costs	71,973	61,643	51,420
Capitalized general and administrative and interest costs	14,061	10,841	7,719

Total costs incurred	$240,697	$170,726	$195,821

	For the Year-Ended December 31,
	2007	2006	2005
Accumulated depreciation, depletion and amortization (DD&A)
Balance, beginning of year	$(314,869)	$(210,774)	$(168,453)
Provision for DD&A	(116,384)	(82,928)	(42,513)
Sale of proved properties and other	(1,277)	(21,167)	192

Balance, end of year	$(432,530)	$(314,869)	$(210,774)

DD&A per Mcfe	$3.70	$3.23	$2.65

     At December 31, 2007 and 2006, unevaluated oil and gas properties totaled $80,297,000 and $51,567,000, respectively, and were not subject to depletion. Unevaluated costs at December 31, 2007 included $15,908,000 of costs related to 12 exploratory wells in progress at year-end. The Company capitalized $6,539,000 and $4,650,000 of interest during 2007 and 2006, respectively. Of the total unevaluated oil and gas property costs at December 31, 2007, $55,281,000, or 69%, was incurred in 2007, $14,842,000 was incurred in 2006 and $10,174,000 was incurred in prior years. Management expects that the majority of the unevaluated costs at December 31, 2007 will be evaluated within the next three years.
Note 9 — Income Taxes
     The Company follows the provisions of SFAS No. 109, “Accounting For Income Taxes,” which provides for recognition of a deferred tax asset for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance for any asset for which it is more likely than not will not be realized in the Company’s tax return.

     An analysis of the Company’s deferred taxes follows (amounts in thousands):

	December 31,
	2007	2006
Net operating loss carryforwards	$31,542	$28,331
Percentage depletion carryforward	2,928	2,068
Alternative minimum tax credit	105	105
Contributions carryforward and other	109	—
Temporary differences:
Oil and gas properties — full cost	(104,252)	(76,408)
Hedges	255	(3,895)
Compensation expense	153	153

Deferred tax liability	$(69,160)	$(49,646)

     For tax reporting purposes, the Company had operating loss carryforwards of $84,789,000 and $76,158,000 at December 31, 2007 and 2006, respectively. If not utilized, approximately $1,500,000 of such carryforwards would expire in 2008 and the remainder would completely expire by the year 2027. The Company has available for tax reporting purposes $8,368,000 in statutory depletion deductions that may be carried forward indefinitely.
     Income tax expense for each of the years ended December 31, 2007, 2006 and 2005 (amounts in thousands) was different than the amount computed using the Federal statutory rate (35%) for the following reasons:

	For the Year-Ended December 31,
	2007	2006	2005
Amount computed using the statutory rate	$22,499	$13,507	$11,863
Increase (reduction) in taxes resulting from:
State & local taxes	1,414	849	746
Percentage depletion carryforward	(860)	(74)	(155)
Non-deductible stock option expense (1)	462	195	—
Other	149	127	23

Income tax expense	$23,664	$14,604	$12,477

(1)	Relates to compensation expense recognized on the vesting of Incentive Stock Options in connection with the adoption of SFAS 123(R) on January 1, 2006.
Note 10 — Commitments and Contingencies
     The Company is a party to ongoing litigation in the normal course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material.

     Lease Commitments
     The Company has operating leases for office space and equipment, which expire on various dates through 2012.
     Future minimum lease commitments as of December 31, 2007 under these operating leases are as follows (in thousands):

2008	$951
2009	909
2010	189
2011	71
2012	11
Thereafter	—

$2,131

     From July 2003 through April 2006, the Company subleased office space to third parties. For the years ended December 31, 2006 and 2005, the Company received $28,000 and $79,000, respectively, relative to subleased office space. Total rent expense under operating leases, net of amounts received under sublease arrangements, was approximately $910,000, $752,000 and $768,000 in 2007, 2006 and 2005, respectively.
Note 11 — Oil and Gas Reserve Information — Unaudited
     The Company’s net proved oil and gas reserves at December 31, 2007 have been estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.
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
     During 2007, the Company increased its estimated proved reserves by 16%. This increase was primarily due to the Company’s drilling success during the year, offset in part by a record year of production. In terms of discoveries, the most significant reserve additions were on the Company’s Oklahoma properties where there were 33 gross wells drilled in 2007 with a 91% success rate. The increase in proved reserves through revisions during 2007 was primarily due to positive performance at the Ship Shoal 72 and Main Pass 74 fields, along with positive performance revisions on the Oklahoma properties. Overall, the Company had an 87% drilling success rate during 2007 on 87 gross wells drilled.

     The following table sets forth an analysis of the Company’s estimated quantities of net proved and proved developed oil (including condensate) and gas reserves, all located onshore and offshore the continental United States:

	Oil	Natural Gas
	in	and NGL in
	MBbls	MMcfe
Proved reserves as of December 31, 2004	3,714	79,069
Revisions of previous estimates	(29)	(8,315)
Extensions, discoveries and other additions	362	29,966
Purchase of producing properties	294	21,211
Sale of producing properties	(34)	(758)
Production	(665)	(12,058)

Proved reserves as of December 31, 2005	3,642	109,115
Revisions of previous estimates	(197)	2,744
Extensions, discoveries and other additions	773	34,498
Purchase of producing properties	—	—
Sale of producing properties	(792)	(6,676)
Production	(695)	(21,528)

Proved reserves as of December 31, 2006	2,731	118,153
Revisions of previous estimates	109	14,047
Extensions, discoveries and other additions	366	37,590
Purchase of producing properties	234	173
Sale of producing properties	(18)	(2,529)
Production	(1,080)	(24,966)

Proved reserves as of December 31, 2007	2,342	142,468

Proved developed reserves

As of December 31, 2005	2,891	73,250

As of December 31, 2006	2,528	81,487

As of December 31, 2007	2,070	95,639

     The following tables (amounts in thousands) present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the FASB. Future production and development costs are based on current costs with no escalations. Estimated future cash flows have been discounted to their present values based on a 10% annual discount rate.
Standardized Measure

	December 31,
	2007	2006	2005
Future cash flows	$1,155,236	$786,829	$1,157,283
Future production costs	(240,849)	(168,037)	(195,648)
Future development costs	(134,993)	(102,778)	(99,946)
Future income taxes	(143,683)	(70,615)	(213,222)

Future net cash flows	635,711	445,399	648,467
10% annual discount	(188,453)	(112,566)	(165,055)

Standardized measure of discounted future net cash flows	$447,258	$332,833	$483,412

Changes in Standardized Measure

	Year Ended December 31,
	2007	2006	2005
Standarized measure at beginning of year	$332,833	$483,412	$257,754
Sales and transfers of oil and gas produced, net of production costs	(206,477)	(152,550)	(95,816)
Changes in price, net of future production costs	153,961	(221,118)	164,071
Extensions and discoveries, net of future production and development costs	95,850	124,138	168,802
Changes in estimated future development costs, net of development costs incurred during this period	12,014	18,016	6,398
Revisions of quantity estimates	66,025	5,199	(47,025)
Accretion of discount	38,431	63,973	32,627
Net change in income taxes	(41,913)	104,841	(87,808)
Purchase of reserves in place	14,108	—	94,834
Sale of reserves in place	(9,293)	(70,765)	(1,352)
Changes in production rates (timing) and other	(8,281)	(22,313)	(9,073)

Standardized measure at end of year	$447,258	$332,833	$483,412

     The weighted average prices of oil and gas used for the above tables at December 31, 2007, 2006 and 2005 were $96.83, $59.85 and $59.66 per barrel, respectively, and $6.52, $5.28 and $8.61 per Mcfe, respectively. The Company’s cash flow amounts include a reduction for estimated plugging and abandonment costs that have also been reflected as a liability on the balance sheet at December 31, 2007 and 2006, in accordance with SFAS No. 143.

Note 12 — Summarized Quarterly Financial Information — Unaudited
     Summarized quarterly financial information is as follows (amounts in thousands except per share data):

	Quarter Ended
	March-31	June-30	September-30	December-31
2007:
Revenues	$64,008	$66,760	$65,500	$67,406
Expenses	53,194	57,130	57,462	55,269

Net income	$10,814	$9,630	$8,038	$12,137

Earnings per share:
Basic	$0.23	$0.20	$0.16	$0.23
Diluted	$0.22	$0.19	$0.16	$0.22

2006:
Revenues	$48,358	$51,496	$55,086	$45,604
Expenses	39,209	43,514	48,542	45,293

Net income	$9,149	$7,982	$6,544	$311

Earnings per share:
Basic	$0.19	$0.17	$0.14	$0.01
Diluted	$0.19	$0.16	$0.13	$0.01