Form 10-Q
period 2008-03-31
PETROQUEST ENERGY INC
filed 2008-05-07
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:           to:
Commission file number: 001-32681

PETROQUEST ENERGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	72-1440714
(State of Incorporation)	(I.R.S. Employer Identification No.)

400 E. Kaliste Saloom Rd., Suite 6000	70508
Lafayette, Louisiana	(Zip code)
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of May 2, 2008 there were 50,198,617 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,062	$16,909
Revenue receivable	31,337	22,820
Joint interest billing receivable	21,449	22,936
Prepaid drilling costs	5,968	1,448
Other current assets	4,218	3,984

Total current assets	75,034	68,097

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	984,346	907,083
Unevaluated oil and gas properties	95,447	80,297
Accumulated depreciation, depletion and amortization	(463,477)	(432,530)

Oil and gas properties, net	616,316	554,850
Gas gathering assets	24,389	22,040
Accumulated depreciation and amortization of gas gathering assets	(7,520)	(6,640)

Total property and equipment	633,185	570,250

Other assets, net of accumulated depreciation and amortization of $11,650 and $11,238, respectively	6,423	6,000

Total assets	$714,642	$644,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$64,006	$78,273
Advances from co-owners	12,529	12,870
Oil and gas revenue payable	7,608	5,771
Accrued interest and preferred stock dividend	7,202	3,320
Asset retirement obligation	10,501	5,280
Hedge liability	17,748	691
Other accrued liabilities	5,097	5,635

Total current liabilities	124,691	111,840
Bank debt	45,000	—
10 3/8% Senior Notes	148,813	148,755
Asset retirement obligation	15,638	12,171
Deferred income taxes	72,124	69,160
Other liabilities	104	104
Commitments and contingencies Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 75,000 shares; issued and outstanding 48,590 and 48,414 shares, respectively	49	48
Paid-in capital	207,518	204,979
Accumulated other comprehensive loss	(11,181)	(435)
Retained earnings	111,885	97,724

Total stockholders’ equity	308,272	302,317

Total liabilities and stockholders’ equity	$714,642	$644,347

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Income
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Oil and gas sales	$74,819	$61,884
Gas gathering revenue and other income	1,947	2,124

	76,766	64,008

Expenses:
Lease operating expenses	10,197	6,937
Production taxes	2,891	2,130
Depreciation, depletion and amortization	30,098	27,613
Gas gathering costs	948	950
General and administrative	5,167	5,180
Accretion of asset retirement obligation	247	215
Interest expense	2,499	3,632

	52,047	46,657

Income from operations	24,719	17,351
Income tax expense	9,275	6,537

Net income	15,444	10,814

Preferred stock dividend	1,283	—

Net income available to common stockholders	$14,161	$10,814

Earnings per common share:
Basic
Net income per share	$0.29	$0.23

Diluted
Net income per share	$0.28	$0.22

Weighted average number of common shares:
Basic	48,479	47,788

Diluted	55,362	49,451

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$15,444	$10,814
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	9,275	6,537
Depreciation, depletion and amortization	30,098	27,613
Accretion of asset retirement obligation	247	215
Amortization of debt issuance costs	251	239
Amortization of bond discount	58	52
Share based compensation expense	2,332	2,771
Payments to settle asset retirement obligations	(746)	—
Changes in working capital accounts:
Revenue receivable	(8,517)	972
Joint interest billing receivable	1,487	3,351
Accounts payable and accrued liabilities	(7,720)	18,120
Advances from co-owners	(341)	(425)
Other	(5,554)	(1,812)

Net cash provided by operating activities	36,314	68,447

Cash flows from investing activities:
Investment in oil and gas properties	(84,290)	(58,214)
Investment in gas gathering assets	(2,349)	(499)
Sale of oil and gas properties and other	1,890	(336)

Net cash used in investing activities	(84,749)	(59,049)

Cash flows from financing activities:
Net proceeds from share based compensation	208	—
Deferred financing costs	(35)	(14)
Payment of preferred stock dividend	(1,585)	—
Repayment of bank borrowings	(5,000)	(7,000)
Proceeds from bank borrowings	50,000	—

Net cash provided by (used in) financing activities	43,588	(7,014)

Net increase (decrease) in cash and cash equivalents	(4,847)	2,384

Cash and cash equivalents, beginning of period	16,909	4,795

Cash and cash equivalents, end of period	$12,062	$7,179

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$297	$918

Income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2008	2007
Net income	$15,444	$10,814
Change in fair value of derivative instruments, accounted for as hedges, net of tax benefit of $6,311 and $3,450, respectively	(10,746)	(5,874)

Comprehensive income	$4,698	$4,940

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 Basis of Presentation
          The consolidated financial information for the three-month periods ended March 31, 2008 and 2007, respectively, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2008 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
          The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Note 2 Convertible Preferred Stock
          During September and October 2007, the Company completed the public offering of 1,495,000 shares of its 6.875% Series B cumulative convertible perpetual preferred stock (the “Series B Preferred Stock”). The net proceeds received from the offering totaled $70.7 million and were primarily used to repay outstanding borrowings under the Company’s credit facility.
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
          The Series B Preferred Stock will accumulate dividends at an annual rate of 6.875% for each share of Series B Preferred Stock. Dividends will be cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by the Company’s debt agreements, assets are legally available to pay dividends and the Company’s board of directors or an authorized committee of the board declares a dividend payable, the Company will pay dividends in cash, every quarter. At March 31, 2008, the Company had accrued $1,073,022 in connection with the dividend payment made on April 15, 2008.

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
          Diluted earnings per share for the 2008 period also considers the effect of the Series B Preferred Stock issued in 2007 (Note 2) by applying the “if converted” method. Under this method, the dividends applicable to the Series B Preferred Stock are added to the numerator and the Series B Preferred Stock is assumed to have been converted to common shares in the denominator as of the date of issuance. In applying the “if converted” method for the Series B Preferred Stock, conversion is not assumed in computing diluted earnings per share if the effect would be anti-dilutive.
          A reconciliation between basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

	Income	Shares	Per
For the Three Months Ended March 31, 2008	(Numerator)	(Denominator)	Share Amount
BASIC EPS

Net income available to common stockholders	$14,161	48,479	$0.29

Effect of dilutive securities:
Stock options	—	1,033
Restricted stock	—	702
Series B preferred stock	1,283	5,148

DILUTED EPS	$15,444	55,362	$0.28

	Income	Shares	Per
For the Three Months Ended March 31, 2007	(Numerator)	(Denominator)	Share Amount
BASIC EPS

Net income available to common stockholders	$10,814	47,788	$0.23

Effect of dilutive securities:
Stock options	—	1,171
Restricted stock	—	492

DILUTED EPS	$10,814	49,451	$0.22

          Options to purchase 401,935 and 47,000 shares of common stock were outstanding during the three-month periods ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. These anti-dilutive options’ exercise prices ranged between $14.48 and $16.00 during the first quarter of 2008 and $12.21 and $13.49 during the first quarter of 2007. The anti-dilutive first quarter 2008 options expire during 2017 and 2018 and the anti-dilutive first quarter 2007 options expire in 2016 and 2017.

Note 4 Long-Term Debt
          During 2005, the Company and its wholly-owned subsidiary, PetroQuest Energy, L.L.C., issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”). The Notes are guaranteed by the significant subsidiaries of the Company and PetroQuest Energy, L.L.C. The aggregate assets and revenues of subsidiaries not guaranteeing the Notes constituted less than 3% of the Company’s consolidated assets and revenues at and for the three months ended March 31, 2008.
          The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At March 31, 2008, $5.8 million had been accrued in connection with the May 15, 2008 interest payment and the Company was in compliance with all of the covenants under the Notes.
          On November 18, 2005, the Company and PetroQuest Energy, L.L.C. entered into the Second Amended and Restated Credit Agreement. The credit agreement provides for a $100 million revolving credit facility that permits borrowings based on the available borrowing base as determined in the credit facility. The credit facility also allows for the use of up to $15 million of the borrowing base for letters of credit. The credit facility matures on November 19, 2009. As of March 31, 2008, there were $45 million in borrowings outstanding under the credit facility.
          The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of the Company’s oil and gas properties. PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves. The borrowing base under the credit facility is based primarily upon the bi-annual valuation of the mortgaged oil and gas properties. In connection with such valuation, effective April 1, 2008, the borrowing base was increased from $80 million to $95 million. The next scheduled borrowing base re-determination will be on October 1, 2008. The Company or the lenders may request additional borrowing base re-determinations.
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
          The Company is subject to certain restrictive financial covenants under the credit facility, including a maximum ratio of consolidated indebtedness to annualized consolidated EBITDA, determined on a rolling four quarter basis of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the credit agreement. The credit facility also includes customary restrictions with respect to liens, indebtedness, loans and investments, material changes in the Company’s business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations, transactions with affiliates and rate management transactions. At March 31, 2008, the Company was in compliance with all of the covenants under the credit facility.
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

          The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligation at January 1, 2008	$17,451
Liabilities incurred during 2008	3,838
Liabilities settled during 2008	(746)
Accretion expense	247
Revisions in estimated cash flows	5,349

Asset retirement obligation at March 31, 2008	26,139
Less: current portion of asset retirement obligation	(10,501)

Long-term asset retirement obligation	$15,638

          Periodically, the Company revises its estimates regarding abandonment of its properties to consider changes in scope, timing and cost. During the first quarter of 2008, the Company revised its cost estimates to abandon several of its Gulf of Mexico properties.
Note 6 Share Based Compensation
          The Company accounts for share-based compensation in accordance with SFAS 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”). Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation for the periods ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Stock options:
Incentive Stock Options	$349	$317
Non-Qualified Stock Options	534	405
Restricted stock	1,449	2,049

Share based compensation	$2,332	$2,771

          During the three-month periods ended March 31, 2008 and 2007, the Company recorded income tax benefits of $0.7 million and $0.9 million, respectively, related to share based compensation expense recognized during those periods. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has substantial net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for any periods presented.
Note 7 Derivative Instruments
          The Company accounts for derivatives in accordance with SFAS 133, as amended. When the conditions for hedge accounting specified in SFAS 133 are met, the Company may designate these derivatives as hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative would be recorded in the income statement as derivative income or expense. At March 31, 2008, our outstanding derivative instruments were considered effective cash flow hedges.
          Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $174,000 and $2,523,000 and oil hedges of ($816,000) and $210,000 for the three months ended March 31, 2008 and 2007, respectively.

          As of March 31, 2008, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2008	Costless Collar	20,000 Mmbtu	$7.75-8.78
April-December 2008	Costless Collar	15,000 Mmbtu	$8.25-9.66
April-June 2008	Costless Collar	10,000 Mmbtu	$8.25-8.75
Crude Oil:
2008	Costless Collar	400 Bbls	$70.00-75.55
April-June 2008	Costless Collar	400 Bbls	$85.00-115.00
          At March 31, 2008, the Company recognized a liability of $17.7 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of March 31, 2008, the Company would realize a $11.2 million loss, net of taxes, as a reduction of oil and gas sales during the next 12 months. These losses are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
Note 8 New Accounting Standards
                In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about derivative and hedging activities, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company expects to adopt SFAS No. 161 beginning January 1, 2009, and is currently evaluating the impact, if any, SFAS No. 161 will have on its financial position or results of operations.
          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” and establishes principles and requirements for the recognition and measurement by an acquirer in its financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also establishes principles and requirements for the recognition and measurement of the goodwill acquired in the business combination or the gain from a bargain purchase and for information disclosed in its financial statements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
          In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 permits entities to choose to measure certain financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 on January 1, 2008 with no impact to its financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008. The adoption did not have an effect on the Company’s financial position or results of operations.
          As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:
•	Level 1: valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;

•	Level 2: valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;

•	Level 3: valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

          With the adoption of SFAS 157, the Company classified its commodity derivatives based upon the data used to determine the fair values. The Company’s derivative instruments at March 31, 2008 were in the form of costless collars. The fair value of these derivatives is derived from quotes provided by the counterparties to the contracts. Although the Company believes the quotes are indicative of the approximate price at which the counterparty would be willing to settle such contracts as of the measurement date and there is observable market data underlying the quotes, there is not sufficient corroborating market evidence to support classifying these instruments as Level 2. As a result, the Company designates its commodity derivatives as Level 3 in the fair value hierarchy.
          The following table summarizes the valuation of the Company’s instruments subject to fair value measurement on a recurring basis as of March 31, 2008 (in thousands):

Fair Value Measurements Using
	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
Instrument	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Commodity Derivatives	—	—	($17,748)
          The following table sets forth a reconciliation of changes in the fair value of our commodity derivatives classified as Level 3 in the fair value hierarchy (in thousands):

Balance as of January 1, 2008	$(691)
Total gains or losses (realized or unrealized):
Included in earnings	(642)
Included in other comprehensive income	(17,057)
Purchases, issuances and settlements	642
Transfers in and out of Level 3	—

Balance as of March 31, 2008	$(17,748)

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
          Our 2007 results marked the fourth consecutive year we achieved annual company records for production, estimated proved reserves, cash flow from operating activities and net income. Our record results over the last four years reflect our consistent drilling success and correlate directly with the implementation of our asset diversification strategy during 2003. Comparing 2007 results with those in 2003, we have grown production by 226% and proved reserves by 88%.
          At March 31, 2008, 66% of our estimated proved reserves were located in our longer life basins as compared to 61% at December 31, 2007. Approximately 38% of our first quarter 2008 production volumes were derived from our longer-life properties as compared to 33% during the fourth quarter of 2007. During the first quarter of 2008, 79% of our capital expenditures were allocated to our longer life properties.

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
          Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At March 31, 2008, our derivative instruments were considered effective cash flow hedges.
          Estimating the fair value of hedging derivatives requires complex calculations incorporating estimates of future prices, discount rates and price movements. As a result, we obtain the fair value of our commodity derivatives from the counterparties to those contracts. Because the counterparties are market makers, they are able to provide us with an approximate price at which they would be willing to settle such contracts as of the given date. We believe the values provided by our counterparties represent an accurate estimate of fair value of the contracts.
New Accounting Standards
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about derivative and hedging activities, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We expect to adopt SFAS No. 161 beginning January 1, 2009, and are currently evaluating the impact, if any, SFAS No. 161 will have on our financial position or results of operations.
          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” and establishes principles and requirements for the recognition and measurement by an acquirer in its financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also establishes principles and requirements for the recognition and measurement of the goodwill acquired in the business combination or the gain from a bargain purchase and for information disclosed in its financial statements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. We adopted SFAS No. 157 on January 1, 2008 (see Note 8).
Results of Operations
          The following table sets forth certain information with respect to our oil and gas operations for the periods noted. These historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended
	March 31,
	2008	2007
Production:
Oil (Bbls)	193,776	359,781
Gas (Mcf)	6,727,828	5,532,314
Total Production (Mcfe)	7,890,484	7,691,000

Sales:
Total oil sales	$18,229,840	$21,587,900
Total gas sales	56,589,465	40,295,694

Total oil and gas sales	$74,819,305	$61,883,594

Average sales prices:
Oil (per Bbl)	$94.08	$60.00
Gas (per Mcf)	8.41	7.28
Per Mcfe	9.48	8.05
          The above sales and average sales prices include additions (reductions) related to the settlement of gas hedges of $174,000 and $2,523,000 and the settlement of oil hedges of ($816,000) and $210,000 for the three months ended March 31, 2008 and 2007, respectively.
          Net income available to common stockholders totaled $14,161,000 and $10,814,000 for the quarters ended March 31, 2008 and 2007, respectively. The increase during the 2008 period was primarily attributable to the following:
          Production. Oil production during the three month period ended March 31, 2008 decreased 46% from the comparable 2007 period. The decrease in oil production is primarily the result of normal production declines at our Ship Shoal 72 Field, which produces approximately half of our total oil production. In addition, during the first quarter of 2008, we experienced shut-ins at Ship Shoal 72 and Main Pass 74, two of our larger producing fields, due to compressor repair work.
          During late 2007, we began drilling operations on our Arkansas acreage. As a result of production from this new basin and our continued expansion into our longer life basins, where the production is primarily natural gas, our gas production during the quarter ended March 31, 2008 increased 22% from the 2007 period. Overall, production during the first quarter of 2008 was 3% higher than the 2007 period.
          During the five-year period ended December 31, 2007, we realized a 90% success rate on 329 gross wells drilled. Assuming there are no material production shut-ins during the remainder of 2008 and we are able to maintain our historically high drilling success rate, we expect that our production will continue to increase during 2008.
          Prices. Including the effects of our hedges, average oil prices per barrel for the quarter ended March 31, 2008 were $94.08, as compared to $60.00 for the 2007 period. Average gas prices per Mcf for the quarter ended March 31, 2008 were $8.41, as compared to $7.28 for the 2007 period. Stated on an Mcfe basis, unit prices received during the quarter ended March 31, 2008 were 18% higher than the prices received during the comparable 2007 period.
          Revenue. Oil and gas sales during the quarter ended March 31, 2008 increased 21% to $74,819,000, as compared to oil and gas sales of $61,884,000 during the 2007 period. The increased revenue during the 2008 period was primarily the result of higher pricing and increased gas production. Assuming commodity prices remain at current levels, we expect that our revenues would continue to increase as we expect to grow our production during the remainder of 2008 through our drilling program.

          Expenses. Lease operating expenses for the three month period ended March 31, 2008 increased to $10,197,000 as compared to $6,937,000 during the 2007 period. Per unit operating expenses totaled $1.29 per Mcfe during the three-month period of 2008 as compared to $0.90 per Mcfe during the 2007 period. The increase in per unit costs during the 2008 quarter is primarily attributable to approximately $1.6 million of unscheduled major maintenance projects. Excluding these unanticipated repair costs, per unit lease operating costs for the first quarter of 2008 were $1.10 per Mcfe. We expect that per unit operating expenses, excluding any unscheduled major maintenance projects, for the remainder of 2008 will approximate first quarter 2008 amounts.
          Production taxes during the quarter ended March 31, 2008 totaled $2,891,000 as compared to $2,130,000 during the 2007 period. The increase in 2008 production taxes is primarily due to higher prices and increased production from our Oklahoma, Arkansas and Texas properties. Offsetting these increases was a 28% reduction in the Louisiana gas severance tax rate effective July 1, 2007.
          General and administrative expenses during the quarter ended March 31, 2008 totaled $5,167,000 as compared to expenses of $5,180,000 during the comparable 2007 period. Included in general and administrative expenses for the periods ended March 31, 2008 and 2007 was share-based compensation expense relative to SFAS 123(R) as follows:

	Three Months Ended
	March 31,
	2008	2007
Stock options:
Incentive Stock Options	$348,803	$316,871
Non-Qualified Stock Options	533,892	404,919
Restricted stock	1,449,543	2,049,545

Share-based compensation	$2,332,238	$2,771,335

          Excluding the impact of share-based compensation expense, the 18% increase in general and administrative expense was primarily attributable to the 31% increase in our staffing during 2007 necessary to manage our increased operational activity. We capitalized $2,349,000 of general and administrative costs during the three-month period ended March 31, 2008 and $1,675,000 during the comparable 2007 period.
          Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the quarter ended March 31, 2008 totaled $29,057,000, or $3.68 per Mcfe, as compared to $26,764,000, or $3.48 per Mcfe, during the 2007 period. However, when compared to DD&A expense of $3.76 per Mcfe in the fourth quarter of 2007, first quarter 2008 DD&A expense declined 2%. The decline in our DD&A per Mcfe from the fourth quarter of 2007 was the result of our drilling success during the first quarter of 2008, as we increased our proved reserves at a per unit cost below our historical average. Assuming commodity prices remain at current levels, we would expect the per unit costs to drill for, develop and acquire oil and gas reserves to generally approximate first quarter 2008 levels.
          Interest expense, net of amounts capitalized on unevaluated properties, totaled $2,499,000 during the quarter ended March 31, 2008 as compared to $3,632,000 during the 2007 period. We capitalized $2,290,000 of interest during the first quarter of 2008 and $1,352,000 during the 2007 period. The increase in the capitalized portion of our interest cost in the first quarter of 2008 is due to the increase in our unevaluated properties, which is primarily the result of leasehold acquisitions in our longer-life basins.
          Income tax expense during the quarter ended March 31, 2008 totaled $9,275,000 as compared to $6,537,000 during the 2007 period. The increase is primarily the result of the increased operating profit in the first quarter of 2008 as compared to 2007. We provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
Liquidity and Capital Resources
          We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of equity and debt securities and sales of properties. At March 31, 2008, we had a working capital deficit of $49.7 million compared to a deficit of $43.7 million at December 31, 2007. Included in our working capital deficit at March 31, 2008 was a $17.7 million liability associated with the estimated fair value of our commodity derivative instruments, a $10.5 million liability related to estimated abandonment costs to be incurred during the remainder of 2008 and $7.2 million in accrued interest and dividend payments.

          We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. At March 31, 2008 we had $45 million of borrowings outstanding under our bank credit facility. Effective April 1, 2008, our borrowing base under our credit facility totaled $95 million.
Source of Capital: Operations
          Net cash flow from operations decreased from $68,447,000 during the quarter ended March 31, 2007 to $36,314,000 during the 2008 period. The decrease in operating cash flow was primarily attributable to the timing of payments made to reduce our accounts payable to vendors and the increase in our revenue receivable, which is the result of increased production and realized prices at the end of the first quarter 2008.
Source of Capital: Debt
          During 2005, we issued $150 million in principal amount of our 10 3/8% Senior Notes, which have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At March 31, 2008, $5.8 million had been accrued in connection with the May 15, 2008 interest payment and we were in compliance with all of the covenants under the Notes.
          On November 18, 2005, we and our wholly-owned subsidiary, PetroQuest Energy, L.L.C., entered into the Second Amended and Restated Credit Agreement. The credit agreement provides for a $100 million revolving credit facility that permits us to borrow amounts based on the available borrowing base as determined in the credit facility. The credit facility also allows us to use up to $15 million of the borrowing base for letters of credit. The credit facility matures on November 19, 2009. As of March 31, 2008, we had $45 million of borrowings outstanding under the credit facility.
          The credit facility is secured by, among other things, a lien on at least 90% of the PDP present value and at least 80% of the aggregate proved reserves of our oil and gas properties. PDP present value means the present value discounted at nine percent of the future net revenues attributable to producing reserves. The borrowing base under the credit facility is based primarily upon the bi-annual valuation of our mortgaged oil and gas properties. In connection with such valuation, effective April 1, 2008, the borrowing base was increased from $80 million to $95 million. The next scheduled borrowing base re-determination will be on October 1, 2008 and we or the lenders may request additional borrowing base re-determinations.
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
          We are subject to certain restrictive financial covenants under the credit facility, including a maximum ratio of consolidated indebtedness to annualized consolidated EBITDA, determined on a rolling four quarter basis of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the credit agreement. The credit facility also includes customary restrictions with respect to liens, indebtedness, loans and investments, material changes in our business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations, transactions with affiliates and rate management transactions. At March 31, 2008, we were in compliance with all of the covenants under the credit facility.
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
Use of Capital: Acquisitions
          We do not budget for acquisitions; however, we are continually evaluating opportunities that fit our specific acquisition profile. During the first quarter of 2008 we completed several acquisitions in our longer life basins. In Texas, we acquired an additional 50% interest and control of operations in our Weekley Prospect for approximately $20 million. The initial test well from this primarily oil targeted prospect came on-line during the first quarter of 2008. In addition, we closed several leasehold transactions in Oklahoma for a combined cost of approximately $7 million. These acquisition costs were funded through borrowings under our credit facility and a majority of the acreage is considered unevaluated at March 31, 2008.
          We expect to fund future acquisitions primarily with cash flow from operations and borrowings under our bank credit facility, but may also issue additional equity or debt securities either directly or in connection with an acquisition. There can be no assurance that acquisition funds may be available on terms acceptable to us, if at all.
Use of Capital: Exploration and Development
          Our 2008 capital budget, which excludes acquisitions and capitalized interest and general and administrative costs has increased and is expected to range between $230 million and $260 million, of which approximately $50 million was incurred during the first quarter of 2008. Based on our outlook of commodity prices and production, we believe that we will be able to fund our planned 2008 exploration and development activities with cash on hand, cash flow from operations and available bank borrowings. Our future exploration and development activities, or any significant acquisitions, could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, sales of properties or assets, or joint venture arrangements with industry partners. We cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay, reduce our participation in or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.
Disclosure Regarding Forward Looking Statements
          This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil and natural gas prices, declines in the values of our properties resulting in ceiling test writedowns, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas business. In particular, careful consideration should be given to cautionary statements made in the various reports the Company has filed with the Securities and Exchange Commission. The Company undertakes no duty to update or revise these forward-looking statements.
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
          Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the remainder of 2008, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $20 million impact on our revenues.
          We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the quarters ended March 31, 2008 and 2007, we received from (paid to) the counterparties to our derivative instruments ($642,000) and $2,733,000, respectively, in connection with net hedge settlements.
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
          As of March 31, 2008, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2008	Costless Collar	20,000 Mmbtu	$7.75-8.78
April-December 2008	Costless Collar	15,000 Mmbtu	$8.25-9.66
April-June 2008	Costless Collar	10,000 Mmbtu	$8.25-8.75
Crude Oil:
2008	Costless Collar	400 Bbls	$70.00-75.55
April-June 2008	Costless Collar	400 Bbls	$85.00-115.00
          At March 31, 2008, we recognized a liability of $17.7 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of March 31, 2008, we would realize a $11.2 million loss, net of taxes, as a reduction to oil and gas sales during the next 12 months. These losses are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
          During April 2008, we entered into the following gas contract accounted for as a cash flow hedge:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2009	Costless Collar	10,000 Mmbtu	$9.00-12.03
          Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 23% of our total debt as of March 31, 2008. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of March 31, 2008, and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remainder of 2008 is approximately $0.2 million.

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
          A substantial portion of our production and reserves is located in Federal waters offshore, onshore South Louisiana and Texas. For example, production from our Ship Shoal 72 and Main Pass 74 fields, which are located offshore Louisiana, represented approximately 15% and 13%, respectively, of our production during the first quarter of 2008. Operations in this area are subject to tropical weather disturbances. Some of these disturbances can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, Hurricanes Katrina and Rita impacted our South Louisiana and Texas operations in August and September of 2005, respectively, causing property damage to certain facilities, a substantial portion of which was covered by insurance. As a result, a portion of our oil and gas production was shut-in reducing our overall production volumes in the third and fourth quarters of 2005. In addition, production from our Main Pass 74 field was shut-in from September 2004 to January 2006 due to third party pipeline damage associated with Hurricane Ivan in September 2004. In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks.
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
          As of March 31, 2008, the aggregate amount of our outstanding indebtedness was $194 million, which could have important consequences for you, including the following:
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
          Together with our subsidiaries, we may be able to incur substantially more debt in the future in connection with our acquisition, development, exploitation and exploration of oil and natural gas producing properties. Although the indenture governing our 10 3/8% notes contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. As of March 31, 2008, we had $45 million outstanding under our bank credit facility and our borrowing base as of April 1, 2008 was $95 million. To the extent we add new indebtedness to our current indebtedness levels, the risks described above could substantially increase.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2008.

Total Number of
			Shares	Maximum Number (or
			Purchased as	Approximate Dollar
			Part of Publicly	Value) of Shares that
	Total Number of	Average Price	Announced	May be Purchased Under
	Shares Purchased (1)	Paid Per Share	Plan or Program	the Plans or Programs
January 1 - January 31, 2008	230	$12.92	—	—
February 1 - February 29, 2008	9,889	16.06	—	—
March 1 - March 31, 2008	—	—	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.
Item 3. DEFAULTS UPON SENIOR SECURITIES
          NONE.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NONE.
Item 5. OTHER INFORMATION
          NONE.

Item 6. EXHIBITS
     Exhibit 10.1, Executive Employment Agreement dated March 5, 2008 between PetroQuest Energy, Inc. and W. Todd Zehnder (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2008).
     Exhibit 10.2, Executive Employment Agreement dated March 5, 2008 between PetroQuest Energy, Inc. and J. Bond Clement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2008).
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

PETROQUEST ENERGY, INC.
Date: May 7, 2008	/s/ W. Todd Zehnder
W. Todd Zehnder
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
EXHIBITS
     Exhibit 10.1, Executive Employment Agreement dated March 5, 2008 between PetroQuest Energy, Inc. and W. Todd Zehnder (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2008).
     Exhibit 10.2, Executive Employment Agreement dated March 5, 2008 between PetroQuest Energy, Inc. and J. Bond Clement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2008).
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