Form 10-Q
period 2008-06-30
PETROQUEST ENERGY INC
filed 2008-08-07
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of August 1, 2008 there were 50,438,268 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,283	$16,909
Revenue receivable	38,167	22,820
Joint interest billing receivable	21,342	22,936
Prepaid drilling costs	10,949	1,448
Other current assets	7,729	3,984

Total current assets	87,470	68,097

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,046,803	907,083
Unevaluated oil and gas properties	123,633	80,297
Accumulated depreciation, depletion and amortization	(494,428)	(432,530)

Oil and gas properties, net	676,008	554,850
Gas gathering assets	26,101	22,040
Accumulated depreciation and amortization of gas gathering assets	(8,431)	(6,640)

Total property and equipment	693,678	570,250

Other assets, net of accumulated depreciation and amortization of $12,097 and $11,238, respectively	6,290	6,000

Total assets	$787,438	$644,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$69,418	$78,273
Advances from co-owners	36,100	12,870
Oil and gas revenue payable	10,900	5,771
Asset retirement obligation	4,615	5,280
Hedge liability	39,313	691
Other accrued liabilities	9,413	8,955

Total current liabilities	169,759	111,840

Bank debt	52,500	—
10 3/8% Senior Notes	148,873	148,755
Asset retirement obligation	17,990	12,171
Deferred income taxes	76,139	69,160
Hedge liability	4,699	—
Other liabilities	155	104
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 49,195 and 48,414 shares, respectively	49	48
Paid-in capital	211,340	204,979
Accumulated other comprehensive loss	(27,727)	(435)
Retained earnings	133,660	97,724

Total stockholders’ equity	317,323	302,317

Total liabilities and stockholders’ equity	$787,438	$644,347

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Income
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Oil and gas sales	$90,614	$64,830	$165,433	$126,714
Gas gathering revenue and other income	2,312	1,930	4,259	4,054

	92,926	66,760	169,692	130,768

Expenses:
Lease operating expenses	9,900	8,319	20,097	15,256
Production taxes	3,538	2,054	6,429	4,184
Depreciation, depletion and amortization	32,029	30,051	62,127	57,664
Gas gathering costs	826	1,344	1,774	2,294
General and administrative	7,149	5,324	12,316	10,504
Accretion of asset retirement obligation	301	226	548	441
Interest expense	2,390	3,938	4,889	7,570

	56,133	51,256	108,180	97,913

Income from operations	36,793	15,504	61,512	32,855
Income tax expense	13,733	5,874	23,008	12,411

Net income	23,060	9,630	38,504	20,444
Preferred stock dividend	1,285	—	2,568	—

Net income available to common stockholders	$21,775	$9,630	$35,936	$20,444

Earnings per common share:
Basic
Net income per share	$0.45	$0.20	$0.74	$0.43

Diluted
Net income per share	$0.41	$0.19	$0.69	$0.41

Weighted average number of common shares:
Basic	48,847	47,978	48,663	47,883

Diluted	56,011	49,690	55,720	49,556

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$38,504	$20,444
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	23,008	12,411
Depreciation, depletion and amortization	62,127	57,664
Accretion of asset retirement obligation	548	441
Share based compensation expense	4,671	5,486
Amortization expense and other	724	585
Payments to settle asset retirement obligations	(6,690)	—
Changes in working capital accounts:
Revenue receivable	(15,347)	(3,454)
Joint interest billing receivable	1,594	(159)
Prepaid drilling costs	(9,501)	1,553
Accounts payable and accrued liabilities	(7,328)	20,411
Advances from co-owners	23,230	835
Other	(4,746)	(3,997)

Net cash provided by operating activities	110,794	112,220

Cash flows from investing activities:
Investment in oil and gas properties	(167,398)	(116,916)
Investment in gas gathering assets	(4,061)	(457)
Sale of oil and gas properties and other	1,911	(509)

Net cash used in investing activities	(169,548)	(117,882)

Cash flows from financing activities:
Net proceeds from (payments for) share based compensation	1,594	(450)
Deferred financing costs	(96)	(24)
Payment of preferred stock dividend	(2,870)	—
Repayment of bank borrowings	(15,500)	(12,000)
Proceeds from bank borrowings	68,000	15,000

Net cash provided by financing activities	51,128	2,526

Net decrease in cash and cash equivalents	(7,626)	(3,136)

Cash and cash equivalents, beginning of period	16,909	4,795

Cash and cash equivalents, end of period	$9,283	$1,659

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,811	$9,757

Income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$23,060	$9,630	$38,504	$20,444
Change in fair value of derivative instruments, accounted for as hedges, net of tax benefit (expense) of $9,718, ($1,148), $16,029, and $2,302, respectively	(16,546)	1,954	(27,292)	(3,920)

Comprehensive income	$6,514	$11,584	$11,212	$16,524

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 Basis of Presentation
          The consolidated financial information for the three- and six-month periods ended June 30, 2008 and 2007, respectively, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2008 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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
Note 2 Convertible Preferred Stock
          During September and October 2007, the Company completed the public offering of an aggregate of 1,495,000 shares of its 6.875% Series B cumulative convertible perpetual preferred stock (the “Series B Preferred Stock”). The net proceeds received from the offering totaled $70.7 million and were primarily used to repay outstanding borrowings under the Company’s credit facility.
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
          The Series B Preferred Stock will accumulate dividends at an annual rate of 6.875% for each share of Series B Preferred Stock. Dividends will be cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by the Company’s debt agreements, assets are legally available to pay dividends and the Company’s board of directors or an authorized committee of the board declares a dividend payable, the Company will pay dividends in cash, every quarter. At June 30, 2008, the Company had accrued $1,073,022 in connection with the dividend payment made on July 15, 2008.

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
          Diluted earnings per share for the 2008 periods also considers the effect of the Series B Preferred Stock issued in 2007 (Note 2) by applying the “if converted” method. Under this method, the dividends applicable to the Series B Preferred Stock are added to the numerator and the Series B Preferred Stock is assumed to have been converted to common shares in the denominator as of the date of issuance. In applying the “if converted” method for the Series B Preferred Stock, conversion is not assumed in computing diluted earnings per share if the effect would be anti-dilutive.
          A reconciliation between basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

	Income	Shares	Per
For the Three Months Ended June 30, 2008	(Numerator)	(Denominator)	Share Amount
BASIC EPS

Net income available to common stockholders	$21,775	48,847	$0.45

Effect of dilutive securities:
Stock options	—	1,257
Restricted stock	—	759
Series B preferred stock	1,285	5,148

DILUTED EPS	$23,060	56,011	$0.41

	Income	Shares	Per
For the Three Months Ended June 30, 2007	(Numerator)	(Denominator)	Share Amount
BASIC EPS

Net income available to common stockholders	$9,630	47,978	$0.20

Effect of dilutive securities:
Stock options	—	1,135
Restricted stock	—	577

DILUTED EPS	$9,630	49,690	$0.19

	Income	Shares	Per
For the Six Months Ended June 30, 2008	(Numerator)	(Denominator)	Share Amount
BASIC EPS

Net income available to common stockholders	$35,936	48,663	$0.74

Effect of dilutive securities:
Stock options	—	1,192
Restricted stock	—	717
Series B preferred stock	2,568	5,148

DILUTED EPS	$38,504	55,720	$0.69

	Income	Shares	Per
For the Six Months Ended June 30, 2007	(Numerator)	(Denominator)	Share Amount
BASIC EPS

Net income available to common stockholders	$20,444	47,883	$0.43

Effect of dilutive securities:
Stock options	—	1,153
Restricted stock	—	520

DILUTED EPS	$20,444	49,556	$0.41

          Options to purchase 100,000 and 130,000 shares of common stock were outstanding during the three-and six-month periods ended June 30, 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. These anti-dilutive options had an exercise price of $22.40 during the second quarter of 2008 and exercise prices that ranged between $21.30 and $22.40 during the six-month period of 2008. All of the anti-dilutive options in the 2008 periods expire during 2018.
          Options to purchase 145,000 shares of common stock were outstanding during the three- and six-month periods ended June 30, 2007, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. These anti-dilutive options’ exercise prices ranged between $13.49 and $14.48 during the periods. All of the anti-dilutive options in the 2007 periods expire in 2017.
Note 4 Long-Term Debt
          During 2005, the Company and its wholly-owned subsidiary, PetroQuest Energy, L.L.C., issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”). The Notes are guaranteed by the significant subsidiaries of the Company and PetroQuest Energy, L.L.C. The aggregate assets and revenues of subsidiaries not guaranteeing the Notes constituted less than 3% of the Company’s consolidated assets and revenues at and for the three and six months ended June 30, 2008.
          The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At June 30, 2008, $1.9 million had been accrued in connection with the November 15, 2008 interest payment and the Company was in compliance with all of the covenants under the Notes.
          On November 18, 2005, the Company and PetroQuest Energy, L.L.C. entered into the Second Amended and Restated Credit Agreement. The credit agreement provides for a $100 million revolving credit facility that permits borrowings based on the available borrowing base as determined in the credit facility. The credit facility also allows for the use of up to $15 million of the borrowing base for letters of credit. The credit facility matures on November 19, 2009. As of June 30, 2008, there were $52.5 million in borrowings outstanding under the credit facility.
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
          The Company is subject to certain restrictive financial covenants under the credit facility, including a maximum ratio of consolidated indebtedness to annualized consolidated EBITDA, determined on a rolling four quarter basis of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the credit agreement. The credit facility also includes customary restrictions with respect to liens, indebtedness, loans and investments, material changes in the Company’s business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations, transactions with affiliates and rate management transactions. At June 30, 2008, the Company was in compliance with all of the covenants under the credit facility.
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
          The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligation at January 1, 2008	$17,451
Liabilities incurred during 2008	8,798
Liabilities settled during 2008	(11,020)
Accretion expense	548
Revisions in estimated cash flows	6,828

Asset retirement obligation at June 30, 2008	22,605
Less: current portion of asset retirement obligation	(4,615)

Long-term asset retirement obligation	$17,990

          Periodically, the Company revises its estimates regarding abandonment of its properties to consider changes in scope, timing and cost. During the first and second quarters of 2008, the Company revised its cost estimates to abandon several of its Gulf of Mexico properties.
Note 6 Share Based Compensation
          The Company accounts for share-based compensation in accordance with SFAS 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”). Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation for the three- and six-month periods ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options:
Incentive Stock Options	$321	$371	$670	$688
Non-Qualified Stock Options	698	507	1,232	912
Restricted stock	1,320	1,837	2,769	3,886

Share based compensation	$2,339	$2,715	$4,671	$5,486

          During the three- and six-month periods ended June 30, 2008, the Company recorded income tax benefits of $0.7 million and $1.5 million, respectively, related to share based compensation expense recognized during those periods. The three- and six-month periods ended June 30, 2007 include income tax benefits of $0.9 million and $1.8 million, respectively, related to share based compensation. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has substantial net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for any periods presented.
Note 7 Derivative Instruments
          The Company accounts for derivatives in accordance with SFAS 133, as amended. When the conditions for hedge accounting specified in SFAS 133 are met, the Company may designate these derivatives as hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income or expense. At June 30, 2008, our outstanding derivative instruments were considered effective cash flow hedges.
          Oil and gas sales include additions (reductions) related to the settlement of gas hedges of ($7,787,000) and $1,318,000 and oil hedges of ($2,121,000) and $22,200 for the three months ended June 30, 2008 and 2007, respectively. For the six-month periods ended June 30, 2008 and 2007, oil and gas sales include additions (reductions) related to the settlement of gas hedges of ($7,613,000) and $3,841,000 and oil hedges of ($2,937,000) and $232,200, respectively.
          As of June 30, 2008, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2008	Costless Collar	20,000 Mmbtu	$7.75 — 8.78
July-December 2008	Costless Collar	22,500 Mmbtu	$8.83 — 12.06
2009	Costless Collar	20,000 Mmbtu	$9.50 — 12.94
Crude Oil:
2008	Costless Collar	400 Bbls	$70.00 — 75.55
July-December 2008	Costless Collar	500 Bbls	$100.00 — 167.25
2009	Costless Collar	400 Bbls	$100.00 — 168.50
          At June 30, 2008, the Company recognized a liability of $44 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of June 30, 2008, the Company would realize a $24.8 million loss, net of taxes, as a reduction of oil and gas sales during the next 12 months. These losses are expected to be reclassified based on the production of oil and gas associated with the derivative contracts.
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

          In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to account for any other assets or liabilities at fair value and thus the adoption had no impact to its financial statements.
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
          With the adoption of SFAS 157, the Company classified its commodity derivatives based upon the data used to determine the fair values. The Company’s derivative instruments at June 30, 2008 were in the form of costless collars. The fair value of these derivatives is derived from quotes provided by the counterparties to the contracts. Although the Company believes the quotes are indicative of the approximate price at which the counterparty would be willing to settle such contracts as of the measurement date and there is observable market data underlying the quotes, there is not sufficient corroborating market evidence to support classifying these instruments as Level 2. As a result, the Company designates its commodity derivatives as Level 3 in the fair value hierarchy.
          The following table summarizes the valuation of the Company’s instruments subject to fair value measurement on a recurring basis as of June 30, 2008 (in thousands):

Fair Value Measurements Using
	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
Instrument	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Commodity Derivatives	—	—	$(44,012)
          The following table sets forth a reconciliation of changes in the fair value of our commodity derivatives classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Balance at beginning of period	$(17,748)	$(691)
Total gains or losses (realized or unrealized):
Included in earnings	(9,908)	(10,550)
Included in other comprehensive income	(26,264)	(43,321)
Purchases, issuances and settlements	9,908	10,550
Transfers in and out of Level 3	—	—

Balance at end of period	$(44,012)	$(44,012)

          Note 9 Subsequent Event — Sale of Gas Gathering Assets
          On July 31, 2008, the Company sold the majority of its gas gathering assets located in Oklahoma for $41.3 million. The net proceeds of $40.3 million were used to repay a portion of the borrowings outstanding under the Company’s credit facility. The book value of the assets sold, net of accumulated depreciation, at June 30, 2008 was $13.6 million. The following table summarizes the operating data attributable to the gas gathering systems sold (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Gas gathering revenue	$2,108	$1,573	$3,704	$3,099
Expenses:
Gas gathering costs	820	1,343	1,725	2,294
Depreciation expense	837	694	1,642	1,366

Income (loss) from operations	$451	$(464)	$337	$(561)

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
          At June 30, 2008, 71% of our estimated proved reserves were located in our longer life basins as compared to 61% at December 31, 2007. Approximately 42% of our second quarter 2008 production volumes were derived from our longer-life properties as compared to 33% during the fourth quarter of 2007. During the first half of 2008, 78% of our capital expenditures were allocated to our longer life properties.

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
          Given the volatility of oil and gas prices, it is probable that our estimate of discounted future net cash flows from proved oil and gas reserves will change in the near term. If oil or gas prices decline substantially, even for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that write-downs of oil and gas properties could occur in the future.
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
          Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At June 30, 2008, our derivative instruments were considered effective cash flow hedges.
          Estimating the fair value of hedging derivatives requires complex calculations incorporating estimates of future prices, discount rates and price movements. As a result, we obtain the fair value of our commodity derivatives from the counterparties to those contracts. Because the counterparties are market makers, they are able to provide us with an approximate price at which they would be willing to settle such contracts as of the given date. We believe the values provided by our counterparties represent an accurate estimate of the fair value of the contracts.
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
          In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial instruments and certain other items at fair value. We adopted SFAS No. 159 on January 1, 2008 and elected not to account for any other assets or liabilities at fair value. As a result, the adoption had no impact to our financial statements.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Production:
Oil (Bbls)	172,804	286,692	366,580	646,473
Gas (Mcf)	7,380,648	6,103,848	14,108,476	11,636,162
Total Production (Mcfe)	8,417,472	7,824,000	16,307,956	15,515,000

Sales:
Total oil sales	$19,437,078	$19,510,894	$37,666,918	$41,098,794
Total gas sales	71,176,412	45,319,729	127,765,877	85,615,423

Total oil and gas sales	$90,613,490	$64,830,623	$165,432,795	$126,714,217

Average sales prices:
Oil (per Bbl)	$112.48	$68.06	$102.75	$63.57
Gas (per Mcf)	9.64	7.42	9.06	7.36
Per Mcfe	10.76	8.29	10.14	8.17
The above sales and average sales prices include additions (reductions) to revenue related to the settlement of gas hedges of ($7,787,000) and $1,318,000 and the settlement of oil hedges of ($2,121,000) and $22,200 for the three months ended June 30, 2008 and 2007, respectively. The above sales and average sales prices include additions (reductions) to revenue related to the settlement of gas hedges of ($7,613,000) and $3,841,000 and the settlement of oil hedges of ($2,937,000) and $232,200 for the six-month periods ended June 30, 2008 and 2007, respectively.
Net income available to common stockholders totaled $21,775,000 and $9,630,000 for the quarters ended June 30, 2008 and 2007, respectively, while net income available to common stockholders for the six-month periods ended June 30, 2008 and 2007 totaled $35,936,000 and $20,444,000, respectively. The increase during the 2008 periods was primarily attributable to the following:
Production. Oil production during the three- and six-month periods ended June 30, 2008 decreased 40% and 43%, respectively, from the comparable 2007 periods. The decrease in oil production is primarily the result of normal production declines at our Ship Shoal 72 and Turtle Bayou Fields, which produce approximately half of our total oil production. In addition, during the first quarter of 2008, we experienced shut-ins at Ship Shoal 72 and Main Pass 74, which represented approximately 29% of our production in the first six months of 2008, due to compressor repair work.
During late 2007, we began drilling operations on our Arkansas acreage. As a result of production from this new basin and our continued expansion into our longer life basins, where the production is primarily natural gas, our gas production during the three- and six-month periods ended June 30, 2008 increased 21% from the comparable 2007 periods. Overall, production during the first half of 2008 was 5% higher than the 2007 period.

During the five-year period ended December 31, 2007, we realized a 90% success rate on 329 gross wells drilled. Assuming there are no material production shut-ins during the remainder of 2008 and we are able to maintain our historically high drilling success rate, we expect that our production will continue to increase during 2008.
Prices. Including the effects of our hedges, average oil prices per barrel for the quarter and six months ended June 30, 2008 were $112.48 and $102.75, respectively, as compared to $68.06 and $63.57, respectively, for the 2007 periods. Average gas prices per Mcf were $9.64 and $9.06 for the quarter and six months ended June 30, 2008, respectively, as compared to $7.42 and $7.36 for the respective 2007 periods. Stated on an Mcfe basis, unit prices received during the quarter and six months ended June 30, 2008 were 30% and 24% higher, respectively, than the prices received during the comparable 2007 periods.
Revenue. Oil and gas sales during the quarter and six months ended June 30, 2008 increased 40% and 31% to $90,614,000 and $165,433,000, respectively, as compared to oil and gas sales of $64,830,000 and $126,714,000 for the 2007 periods. The increased revenue during the 2008 periods was primarily the result of higher pricing and increased gas production. Assuming commodity prices remain at current levels, we expect that our revenues would continue to increase as we expect to grow our production during the remainder of 2008 through our drilling program.
Expenses. Lease operating expenses for the three- and six-month periods ended June 30, 2008 increased to $9,900,000 and $20,097,000, respectively, as compared to $8,319,000 and $15,256,000 during the 2007 periods. On a unit of production basis, operating expenses totaled $1.18 and $1.23 per Mcfe during the three- and six-month periods of 2008, respectively, as compared to $1.06 and $0.98 per Mcfe during the 2007 periods. The increase in per unit costs during the 2008 periods is primarily attributable to an increase in unscheduled major maintenance costs during the first half of 2008, as well as higher overall costs for materials, transportation and other services. We expect that per unit operating expenses, excluding any significant unscheduled major maintenance projects, for the remainder of 2008 will generally approximate the second quarter 2008 amount.
Production taxes during the quarter and six months ended June 30, 2008 totaled $3,538,000 and $6,429,000, respectively, as compared to $2,054,000 and $4,184,000 during the 2007 periods. The increase in 2008 production taxes is primarily due to higher prices and increased production from our Oklahoma, Arkansas and Texas properties. Offsetting these increases was a 28% reduction in the Louisiana gas severance tax rate effective July 1, 2007.
General and administrative expenses during the quarter and six months ended June 30, 2008 totaled $7,149,000 and $12,316,000, respectively, as compared to expenses of $5,324,000 and $10,504,000 during the comparable 2007 periods. Included in general and administrative expenses for the periods ended June 30, 2008 and 2007 was share-based compensation expense relative to SFAS 123(R) as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options:
Incentive Stock Options	$321,000	$371,000	$670,000	$688,000
Non-Qualified Stock Options	698,000	507,000	1,232,000	912,000
Restricted stock	1,320,000	1,837,000	2,769,000	3,886,000

Share-based compensation	$2,339,000	$2,715,000	$4,671,000	$5,486,000

Excluding share-based compensation, general and administrative expense during the second quarter and six month periods ended June 30, 2008 increased 84% and 52%, respectively, from the comparable 2007 periods. During the second quarter of 2008, we elected to pay additional compensation of $2.5 million, or approximately $1.2 million net of capitalization, to assist our employees with their tax burden associated with the vesting of restricted stock grants. This additional compensation expense, along with other employee-related costs associated with the 32% increase in our staffing since June 2007, represented the majority of the increase in general and administrative costs for the 2008 periods, as compared to 2007. We expect that general and administrative expenses for the third and fourth quarters of 2008 would be less than the second quarter of 2008.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the quarter and six months ended June 30, 2008 totaled $30,930,000, or $3.67 per Mcfe, and $59,987,000, or $3.68 per Mcfe, respectively, as compared to $29,162,000, or $3.73 per Mcfe, and $55,926,000, or $3.60 per Mcfe, respectively, during the 2007 periods. Assuming commodity prices remain at current levels, we would expect the per unit costs to drill for, develop and acquire oil and gas reserves for the remainder of 2008 to generally approximate second quarter 2008 levels.

Interest expense, net of amounts capitalized on unevaluated properties, totaled $2,390,000 and $4,889,000, respectively, during the quarter and six months ended June 30, 2008 as compared to $3,938,000 and $7,570,000 during the 2007 periods. We capitalized $2,511,000 and $4,801,000 of interest during the three- and six-month periods of 2008 and $1,411,000 and $2,763,000 during the respective 2007 periods. The increase in the capitalized portion of our interest cost during the 2008 periods is due to the increase in our unevaluated properties, which is primarily the result of leasehold acquisitions in our longer-life basins.
Income tax expense during the quarter and six-month period ended June 30, 2008 totaled $13,733,000 and $23,008,000, respectively, as compared to $5,874,000 and $12,411,000 during the respective 2007 periods. The increase is primarily the result of the increased operating profit in the 2008 periods as compared to 2007. We provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
Liquidity and Capital Resources
          We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of equity and debt securities and sales of properties. At June 30, 2008, we had a working capital deficit of $82.3 million compared to a deficit of $43.7 million at December 31, 2007. The increase in our working capital deficit at June 30, 2008 was primarily attributable to the $38.6 million increase in the current portion of our hedge liability resulting from higher estimated future commodity prices.
          We believe that our working capital balance should be viewed in conjunction with availability of borrowings under our bank credit facility when measuring liquidity. At June 30, 2008 we had $42.5 million of borrowings available under our bank credit facility. On July 31, 2008, we sold the majority of our gas gathering systems located in Oklahoma for $41.3 million. After using the net proceeds of $40.3 million to repay a portion of the borrowings outstanding under our bank credit facility, we had $65 million of borrowings available as of August 4, 2008 to address our working capital deficit.
Source of Capital: Operations
          Net cash flow from operations decreased from $112,220,000 during the six months ended June 30, 2007 to $110,794,000 during the 2008 period. The decrease in operating cash flow was primarily attributable to the timing of payments made to reduce our accounts payable to vendors and the increase in our revenue receivable, which is the result of increased production and realized prices in June 2008, offset by an increase in advance payments received from partners for near-term drilling projects.
Source of Capital: Debt
          During 2005, we issued $150 million in principal amount of our 10 3/8% Senior Notes, which have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At June 30, 2008, $1.9 million had been accrued in connection with the November 15, 2008 interest payment and we were in compliance with all of the covenants under the Notes.
          On November 18, 2005, we and our wholly-owned subsidiary, PetroQuest Energy, L.L.C., entered into the Second Amended and Restated Credit Agreement. The credit agreement provides for a $100 million revolving credit facility that permits us to borrow amounts based on the available borrowing base as determined in the credit facility. The credit facility also allows us to use up to $15 million of the borrowing base for letters of credit. The credit facility matures on November 19, 2009. As of August 4, 2008, we had $30 million of borrowings outstanding under the credit facility.
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
          We are subject to certain restrictive financial covenants under the credit facility, including a maximum ratio of consolidated indebtedness to annualized consolidated EBITDA, determined on a rolling four quarter basis of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the credit agreement. The credit facility also includes customary restrictions with respect to liens, indebtedness, loans and investments, material changes in our business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations, transactions with affiliates and rate management transactions. At June 30, 2008, we were in compliance with all of the covenants under the credit facility.
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
Source of Capital: Divestitures
          We do not budget property divestitures; however, we are continually evaluating our property base to determine if there are assets in our portfolio that no longer meet our strategic objectives. From time to time we may divest certain non-strategic assets in order to provide capital to be reinvested in higher rate of return projects or in projects that have longer estimated lives. On July 31, 2008, we sold the majority of our gas gathering systems located in Oklahoma for $41.3 million. The net proceeds from the sale were used to repay a portion of the borrowings outstanding under our credit facility in order to provide increased liquidity to execute our capital program. There can be no assurance that we will be able to sell any of our assets in the future.
Use of Capital: Acquisitions
          We do not budget for acquisitions; however, we are continually evaluating opportunities that fit our specific acquisition profile. During the first half of 2008 we completed several acquisitions in our longer life basins. In Texas, we acquired an additional 50% interest and control of operations in our Weekley Prospect for approximately $20 million. The initial test well from this primarily oil targeted prospect came on-line during the first quarter of 2008. In addition, we closed several leasehold transactions in Oklahoma for a combined cost of approximately $20 million. These acquisition costs were funded through borrowings under our credit facility and a majority of the acreage is considered unevaluated at June 30, 2008.
          We expect to fund future acquisitions primarily with cash flow from operations and borrowings under our bank credit facility, but may also issue additional equity or debt securities either directly or in connection with an acquisition. There can be no assurance that acquisition funds may be available on terms acceptable to us, if at all.
Use of Capital: Exploration and Development
          Our 2008 capital budget, which excludes acquisitions and capitalized interest and general and administrative costs, is expected to range between $270 million and $300 million, of which $113.3 million was incurred during the first half of 2008. Based on our outlook of commodity prices and production, we believe that we will be able to fund the remainder of our planned 2008 exploration and development activities with cash on hand, cash flow from operations and available bank borrowings. Our future exploration and development activities, or any significant acquisitions, could require additional financings, which may include sales of additional equity or debt securities, additional bank borrowings, sales of properties or assets, or joint venture arrangements with industry partners. We cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to delay, reduce our participation in or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.
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
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the remainder of 2008, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $19 million impact on our revenues.
We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the quarter and six month periods ended June 30, 2008 we paid to the counterparties to our derivative instruments $9,908,000 and $10,550,000, respectively, in connection with net hedge settlements.
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

As of June 30, 2008, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2008	Costless Collar	20,000 Mmbtu	$7.75 — 8.78
July-December 2008	Costless Collar	22,500 Mmbtu	$8.83 — 12.06
2009	Costless Collar	20,000 Mmbtu	$9.50 — 12.94
Crude Oil:
2008	Costless Collar	400 Bbls	$70.00 — 75.55
July-December 2008	Costless Collar	500 Bbls	$100.00 — 167.25
2009	Costless Collar	400 Bbls	$100.00 — 168.50
At June 30, 2008, we recognized a liability of $44 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of June 30, 2008, we would realize a $24.8 million loss, net of taxes, as a reduction to oil and gas sales during the next 12 months. These losses are expected to be reclassified based on the production of oil and gas associated with the derivative contracts.
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 26% of our total debt as of June 30, 2008. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of June 30, 2008, and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remainder of 2008 is approximately $0.1 million.
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
          A substantial portion of our production and reserves is located in Federal waters offshore, onshore South Louisiana and Texas. For example, production from our Ship Shoal 72 and Main Pass 74 fields, which are located offshore Louisiana, represented approximately 15% and 14%, respectively, of our production during the first six months of 2008. Operations in this area are subject to tropical weather disturbances. Some of these disturbances can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example,

Hurricanes Katrina and Rita impacted our South Louisiana and Texas operations in August and September of 2005, respectively, causing property damage to certain facilities, a substantial portion of which was covered by insurance. As a result, a portion of our oil and gas production was shut-in reducing our overall production volumes in the third and fourth quarters of 2005. In addition, production from our Main Pass 74 field was shut-in from September 2004 to January 2006 due to third party pipeline damage associated with Hurricane Ivan in September 2004. In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks.
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
          As of June 30, 2008, the aggregate amount of our outstanding indebtedness was $201 million, which could have important consequences for you, including the following:
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
          NONE
Item 3. DEFAULTS UPON SENIOR SECURITIES
          NONE.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On May 14, 2008, we held our 2008 annual meeting of stockholders. The holders of 46,784,869 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:
(a)	Election of Directors
     The stockholders elected the following persons to serve as our directors until the next annual meeting of stockholders or until their successors are duly elected and qualified:

	Number of	Number of
	Votes	Votes
Name	For	Withheld
Charles T. Goodson	46,334,150	450,718
William W. Rucks, IV	44,783,256	2,001,612
E. Wayne Nordberg	44,780,156	2,004,712
Michael L. Finch	44,783,766	2,001,102
W. J. Gordon, III	44,787,611	1,997,257
Charles F. Mitchell, II, M.D.	44,781,081	2,003,787
(b)	Ratification of the Appointment of Ernst & Young LLP
     The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 as follows:

Number of	Number of	Number of
Votes	Votes	Votes
For	Against	Abstaining
46,640,873	65,604	78,391
(c)	Approval of the proposed amendment to the Certificate of Incorporation
     The stockholders approved the amendment of the Cerfiticate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 150,000,000 as follows:

Number of	Number of	Number of
Votes	Votes	Votes
For	Against	Abstaining
41,071,725	5,387,845	325,293
(d) Adoption of the Amended and Restated 1998 Incentive Plan
     The stockholders ratified the adoption of the Amended and Restated 1998 Incentive Plan as follows:

Number of	Number of	Number of	Number of
Votes	Votes	Votes	Broker
For	Against	Abstaining	Non-Votes
23,340,816	16,716,048	234,791	6,493,214

Item 5. OTHER INFORMATION
          NONE.
Item 6. EXHIBITS
     Exhibit 10.1, PetroQuest Energy, Inc. 1998 Incentive Plan, as amended and restated effective May 14, 2008 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 9, 2008).
     Exhibit 10.2, Amendment No. 5 to Second Amended and Restated Credit Agreement, dated effective as of April 1, 2008, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Pittrans, Inc., TDC Energy LLC, JPMorgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2008).
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

PETROQUEST ENERGY, INC.
Date: August 7, 2008	/s/ W. Todd Zehnder
W. Todd Zehnder
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
EXHIBITS
     Exhibit 10.1, PetroQuest Energy, Inc. 1998 Incentive Plan, as amended and restated effective May 14, 2008 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 9, 2008).
     Exhibit 10.2, Amendment No. 5 to Second Amended and Restated Credit Agreement, dated effective as of April 1, 2008, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Pittrans, Inc., TDC Energy LLC, JPMorgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2008).
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