Form 10-K
period 2008-12-31
PETROQUEST ENERGY INC
filed 2009-02-27
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,080,871,000 as of June 30, 2008 (for purposes of this disclosure, the registrant assumed its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock were affiliates).
As of February 24, 2009 the registrant had outstanding 50,420,916 shares of Common Stock, par value $.001 per share.
Document incorporated by reference: Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held on May 13, 2009, which is incorporated by reference into Part III of this Form 10-K.

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
Among those risks, trends and uncertainties are:
•	our ability to find oil and natural gas reserves that are economically recoverable;
•	the volatility of oil and natural gas prices and the significant price decline since June 30, 2008;
•	the decline in the values of our properties that have resulted from ceiling test write-downs and may in the future result in additional ceiling test write-downs;
•	the deteriorating economic conditions in the United States and globally;
•	our ability to replace reserves and sustain production;
•	our estimate of the sufficiency of our existing capital sources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•
the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production;

•	the timing of development expenditures and drilling of wells and;
•	hurricanes and other natural disasters, and the operating hazards attendant to the oil and gas business.
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
As used in this Form 10-K, the words “we,” “our,” “us,” “PetroQuest” and the “Company” refer to PetroQuest Energy, Inc., its predecessors and subsidiaries, except as otherwise specified. We have provided definitions for some of the oil and natural gas industry terms used in this Form 10-K in “Glossary of Certain Oil and Natural Gas Terms” beginning on page 43.

PART I
ITEM 1. BUSINESS
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with operations in Oklahoma, Texas, Arkansas and the Gulf Coast Basin. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. For the fifth consecutive year, we achieved annual company records for production and estimated proved reserves. During 2008, we increased these metrics by approximately 7% and 18%, respectively, from the levels achieved during 2007. Prior to 2008, we had achieved four consecutive years of record net income. As a result of the significant decline in oil and gas prices during the second half of 2008, we recorded $266.2 million in ceiling test write-downs during 2008. Excluding the non-cash ceiling test write-downs, we would have realized another record year of net income during 2008.
Our results over the last five years reflect our consistent drilling success and correlate directly with the implementation of our asset diversification strategy in 2003. From the commencement of our operations in 1985 through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins. During the five year period ended December 31, 2008, we have realized a 92% drilling success rate on 469 gross wells drilled. Comparing 2008 results with those in 2003, the year we implemented our diversification strategy, we have grown production by 250% and proved reserves by 123%.
Utilizing the cash flow generated by our higher margin Gulf Coast Basin assets, we have accelerated our penetration into longer life basins in Oklahoma, Arkansas and Texas through significantly increased and successful drilling activity and selective acquisitions. Specific asset diversification activities include the 2003 acquisition of proved reserves and acreage in the Southeast Carthage Field in East Texas. In 2004, we entered the Arkoma Basin in Oklahoma by building an acreage position, drilling wells and acquiring proved reserves. During 2005 and 2006, we acquired additional acreage in Oklahoma and Texas, initiated an expanded drilling program in these areas, opened an exploration office in Tulsa, Oklahoma and divested several mature, high-cost Gulf of Mexico fields. During 2007, we acquired a leasehold position in Arkansas and continued to robustly drill in Oklahoma and Texas. During 2008, we significantly increased our acreage position in Oklahoma and increased the pace of drilling operations in our longer life basins as we invested approximately $260.4 million in Oklahoma, Arkansas and Texas, which represented 73% of our total 2008 capital expenditures.
Business Strategy

Maintain Our Financial Flexibility. During 2009, we plan to fund our drilling expenditures with cash flow from operations. In response to the impact that the decline in commodity prices has had on our cash flow, and the deteriorated condition of the financial markets caused by the global financial crisis, our 2009 capital expenditures will be significantly reduced as compared to 2008. Because we operate the majority of our proved reserves, we expect to be able to control the timing of a substantial portion of our capital investments. As a result of this flexibility, we plan to actively manage our 2009 capital budget to stay within our projected cash flow from operations, with a goal of strengthening our balance sheet, based upon commodity prices, production rates and capital costs. In addition to funding capital expenditures with cash flow from operations, during 2009 we plan to also maintain an active commodity hedging program and, as we did during 2008 and 2006, we may opportunistically dispose of non-core or mature assets to reduce debt or to provide capital for higher potential exploration and development properties that fit our long-term growth strategy.
Concentrate in Core Operating Areas and Build Scale. We plan to continue focusing our operations in Oklahoma, Arkansas, Texas and the Gulf Coast Basin. However, as a result of the decline in commodity prices and our intention to finance our capital expenditures with cash flow from operations, we expect to significantly reduce our leasing and acquisition activities during 2009. Operating in concentrated areas helps us to better control our overhead by enabling us to manage a greater amount of acreage with fewer employees and minimize incremental costs of increased drilling and production. We have substantial geological and reservoir data, operating experience and partner relationships in these regions. We believe that these factors, coupled with the existing infrastructure and favorable geologic conditions with multiple known oil and gas producing reservoirs in these regions, will provide us with attractive investment opportunities.

Pursue Balanced Growth and Portfolio Mix. We plan to pursue a risk-balanced approach to the growth and stability of our reserves, production, cash flows and earnings. Our goal is to strike a balance between lower risk development and exploitation activities and higher risk and higher impact exploration activities. While our reduced 2009 capital expenditure budget, combined with lower commodity prices, is expected to impact our near-term growth outlook, we plan to allocate our capital investments in a manner that continues to geographically and operationally diversify our asset base. Through our portfolio diversification efforts, at December 31, 2008, approximately 68% of our estimated proved reserves were located in longer life and lower risk basins in Oklahoma, Arkansas and Texas and 32% were located in the shorter life, but higher flow rate reservoirs in the Gulf Coast Basin. This compares to 61% and 52% of our proved reserves located in longer life basins at December 31, 2007 and 2006, respectively. We will continue to seek opportunities to increase our longer life onshore reserves while maintaining some exposure to shorter life, but potentially higher impact Gulf Coast reserves with a goal of having longer life reserves represent approximately 75% of our total estimated proved reserves. In terms of production diversification, during 2008, 47% of our production was derived from longer life basins versus 27% and 29% in 2007 and 2006, respectively. Our goal is to increase our production from our longer life basins to 50% of our total production.
Manage Our Risk Exposure. We plan to continue several strategies designed to mitigate our operating risks. Since 2003, we have adjusted the working interest we are willing to hold based on the risk level and cost exposure of each project. For example, we typically reduce our working interests in higher risk exploration projects while retaining greater working interests in lower risk development projects. Our partners often agree to pay a disproportionate share of drilling costs relative to their interests, allowing us to allocate our capital spending to maximize our return and reduce the inherent risk in exploration, exploitation and development activities. We also strive to retain operating control of the majority of our properties to control costs and timing of expenditures. At December 31, 2008, we operated 68% of our total estimated proved reserves and managed the drilling and completion activities on an additional 20% of such reserves. In addition, we expect to continue to actively hedge a portion of our future planned production to mitigate the impact of commodity price fluctuations and achieve more predictable cash flows.
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
2008 Financial and Operational Summary
During 2008, we invested $357.8 million in exploratory, development and acquisition activities as we drilled 109 gross exploratory wells and 41 gross development wells realizing an overall success rate of 96%. These activities were financed through our cash flow from operating activities, borrowings under our bank credit facility and proceeds received from the sale of the majority of our Oklahoma gas gathering assets.
The decline in oil and gas prices since June 30, 2008 had a negative impact on certain of our estimated proved reserves and related estimated net cash flows. As a result, we recorded $266.2 million in ceiling test write-downs during 2008. Offsetting the impact of declining prices on our 2008 revenues was our 7% increase in production during 2008 to a Company record 33.8 Bcfe. In total, oil and gas revenues increased by 20% during 2008.
Our estimated proved reserves at December 31, 2008 increased 18% from 2007 totaling 2,201 MBbls of oil and 172,186 MMcfe of natural gas, with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on constant prices in effect at year-end (“discounted cash flow”) of $327.2 million. At December 31, 2008, our standardized measure of discounted cash flows, which includes the estimated impact of future income taxes, totaled $314.8 million (see Note 13 to our financial statements). Our standardized measure of discounted cash flows at December 31, 2008 was 30% below 2007 as we utilized year-end pricing of $41.53 per barrel and $4.64 per Mcfe in 2008, compared to $96.83 per barrel and $6.52 per Mcfe at December 31, 2007.

Oklahoma
During late 2006, we began our initial drilling program to evaluate the Woodford Shale formation on a substantial portion of our Oklahoma acreage. During 2008, we expanded our evaluation of the Woodford Shale as we drilled 35 gross wells, achieving a 100% success rate. In total, we invested $157 million during 2008 in acquiring prospective Woodford Shale acreage and drilling and completing wells. As a result of our success in targeting the Woodford Shale, average daily production from our Oklahoma properties during 2008 increased to 25.1 MMcfe, a 110% increase from our 2007 average daily production. In addition to growing production, our 2008 drilling program also resulted in a 47% increase in proved reserves from our Oklahoma properties.
Arkansas
During the second and third quarters of 2007, we closed several transactions acquiring a leasehold position in Arkansas. During late 2007, we began participating in an aggressive drilling program on this acreage targeting the Fayetteville Shale. This drilling program continued during 2008 as we participated in 91 gross wells, all of which were successful. In total we invested $35.9 million in Arkansas during 2008. At December 31, 2007 we had no production and minimal proved reserves from our Arkansas assets. As a result of our 2008 investments, we grew production to an average of 4.5 MMcfe per day in 2008 and added approximately 15 Bcfe of proved reserves, net of production.
Texas
During 2008, we invested $67.5 million on the successful drilling of 10 gross wells on our Texas properties. Net production from our Texas assets averaged 14 MMcfe per day during 2008, a 23% increase from 2007 average daily production.
Gulf Coast Basin
During 2008, we drilled 7 wells onshore south Louisiana, four of which were successful, including discoveries at our Pelican Point and Leghorn prospects. Production from these two wells during 2008 provided approximately 3% of our total production.
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
In view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we are unable to predict future oil and natural gas prices and demand or the overall effect such prices and demand will have on the Company. During 2008, one customer accounted for 23%, three accounted for 11% each and one accounted for 10% of our oil and natural gas revenue. During 2007, we had three customers who accounted for 32%, 16% and 12% of our oil and natural gas revenue, respectively. For the year ended December 31, 2006, we had four customers who accounted for 22%, 14%, 12% and 11% of our oil and natural gas revenue, respectively. These percentages do not consider the effects of commodity hedges. We do not believe that the loss of any of our oil or natural gas purchasers would have a material adverse effect on our operations due to the availability of other purchasers.

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
Natural gas continues to supply a significant portion of North America’s energy needs and we believe the importance of natural gas in meeting this energy need will continue. The impact of the ongoing economic downturn on natural gas supply and demand fundamentals has resulted in extremely volatile natural gas prices, which is expected to continue.
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
Legislative Proposals
In the past, Congress has been very active in the area of natural gas regulation. New legislative proposals in Congress and the various state legislatures, if enacted, could significantly affect the petroleum industry. At the present time it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on our operations.
Environmental Regulations
General. Our activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Although no assurances can be made, we believe that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, regulations and rules regulating the release of materials in the environment or otherwise relating to the protection of human health, safety and the environment will not have a material effect upon our capital expenditures, earnings or competitive position with respect to our existing assets and operations. We cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from our operations could have on our activities.
Our activities with respect to exploration and production of oil and natural gas, including the drilling of wells and the operation and construction of pipelines, plants and other facilities for extracting, transporting, processing, treating or storing natural gas and other petroleum products, are subject to stringent environmental regulation by state and federal authorities, including the USEPA. Such regulation can increase the cost of planning, designing, installation and operation of such facilities. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities are inherent in oil and gas production operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover it is possible that other developments, such as spills or other unanticipated releases, stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, would result in substantial costs and liabilities to us.
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

We generate wastes, including hazardous wastes, which are subject to regulation under the federal Resource Conservation and Recovery Act (“RCRA”) and state statutes. The USEPA has limited the disposal options for certain hazardous wastes. Furthermore, it is possible that certain wastes generated by our oil and gas operations which are currently exempt from regulation as “hazardous wastes” may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly disposal requirements.
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
Corporate Offices
Our headquarters are located in Lafayette, Louisiana, in approximately 46,000 square feet of leased space, with exploration offices in Houston, Texas and Tulsa, Oklahoma, in approximately 5,500 square feet and 10,000 square feet, respectively, of leased space. We also maintain owned or leased field offices in the areas of the major fields in which we operate properties or have a significant interest. Replacement of any of our leased offices would not result in material expenditures by us as alternative locations to our leased space are anticipated to be readily available.
Employees
We had 100 full-time employees as of December 31, 2008. In addition to our full time employees, we utilize the services of independent contractors to perform certain functions. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement.
Available Information
We make available free of charge, or through the “Investors- SEC Documents” section of our website at www.petroquest.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished to the Securities and Exchange Commission. Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available through the “Investors- Corporate Governance” section of our website or in print to any stockholder who requests them. On June 2, 2008, we submitted our Section 303A Annual CEO certification to the New York Stock Exchange.

ITEM 1A. RISK FACTORS
Risks Related to Our Business, Industry and Strategy
Oil and natural gas prices are volatile, and have declined substantially since June 30, 2008. An extended decline in the prices of oil and natural gas would likely have a material adverse effect on our financial condition.
Our revenues, results of operations, profitability and future growth, and the carrying value of our oil and natural gas properties depend to a large degree on prevailing oil and natural gas prices. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon oil and natural gas prices. Prices for oil and natural gas have declined substantially since June 30, 2008 and remain subject to large fluctuations in response to a variety of factors beyond our control.
These factors include:
•	relatively minor changes in the supply of or the demand for oil and natural gas;
•	the condition of the United States and worldwide economies;
•	market uncertainty;
•	the level of consumer product demand;
•	weather conditions in the United States, such as hurricanes;
•	the actions of the Organization of Petroleum Exporting Countries;
•	domestic and foreign governmental regulation, including price controls adopted by the Federal Energy Regulatory Commission;
•	political instability in the Middle East and elsewhere;
•	the price of foreign imports of oil and natural gas; and
•	the price and availability of alternate fuel sources.
We cannot predict future oil and natural gas prices and such prices may decline further. An extended decline in oil and natural gas prices may adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced and my further reduce the amount of oil and natural gas that we can produce economically and has required and may require us to record additional ceiling test write-downs. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices. Our sales are not made pursuant to long-term fixed price contracts.
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
The current financial crisis and deteriorating economic conditions may have material adverse impacts on our business and financial condition that we currently cannot predict.
As widely reported, economic conditions in the United States and globally have been deteriorating. Financial markets in the United States, Europe and Asia have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while business and consumer confidence have declined and there are fears of a prolonged recession. Although we cannot predict the impacts on us of the deteriorating economic conditions, they could materially adversely affect our business and financial condition.

For example:
•	the demand for oil and natural gas may decline due to the deteriorating economic conditions which could negatively impact the revenues, margins and profitability of our oil and natural gas business;
•
we may be unable to obtain adequate funding under our bank credit facility due to reductions in our borrowing base as a result of a redetermination due to lower oil and gas prices or lending counterparties being unwilling or unable to meet their funding obligations;

•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables;
•	our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for exploration and/or development of our reserves; or
•	our commodity hedging arrangements could become ineffective if our counterparties are unable to perform their obligations or seek bankruptcy protection.
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.
As of December 31, 2008, the aggregate amount of our outstanding indebtedness, net of available cash on hand, was approximately $255 million, which could have important consequences for you, including the following:
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

•	we may have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage;
•	we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general, especially extended or further declines in oil and natural gas prices; and
•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
In addition, we may be unable to obtain adequate funding under our bank credit facility because (i) our borrowing base under our current revolving credit facility may decrease as the result of a redetermination, reducing it due to lower oil or natural gas prices, operating difficulties, declines in reserves, lending requirements or regulations, or for any other reason in our lenders’ discretion or (ii) our lending counterparties may be unwilling or unable to meet their funding obligations. If our revised borrowing base, which is scheduled to be redetermined by March 31, 2009, is less than $130 million, we will be obligated to repay the amount by which our aggregate credit exposure under our bank credit facility exceeds the revised borrowing base within forty-five days after the revised borrowing base is determined.
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
We may not be able to obtain adequate financing to execute our long-term operating strategy when the need arises.
Our ability to execute our long-term operating strategy is highly dependent on our having access to capital when the need arises. We have historically addressed our long-term liquidity needs through the use of bank credit facilities, second lien term credit facilities, the issuance of equity and debt securities, the use of proceeds from the sale of assets and the use of cash provided by operating activities. We will examine the following alternative sources of long-term capital as dictated by current economic conditions:
•	borrowings from banks or other lenders;
•	the issuance of debt securities;
•	the sale of common stock, preferred stock or other equity securities;
•	joint venture financing; and
•	production payments.
The availability of these sources of capital when the need arises will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, oil and natural gas prices, our credit ratings, interest rates, market perceptions of us or the oil and gas industry, our market value and operating performance. We may be unable to execute our long-term operating strategy if we cannot obtain capital from these sources when the need arises.
We may not be able to fund our planned capital expenditures.
Although our capital expenditure budget is reduced in 2009, when compared to 2008 and other recent years, we spend and will continue to spend a substantial amount of capital for the development, exploration, acquisition and production of oil and natural gas reserves. If extended or further declines in oil and natural gas prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to continue our drilling program. We may be forced to raise additional debt or equity, sell properties or assets or enter into joint venture arrangements with industry partners to fund such expenditures. We cannot assure you that additional financings or cash generated by operations will be available to meet these requirements.

Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
Our bank credit facility and the indenture governing our 10 3/8% notes contain a number of significant covenants that, among other things, restricts or limits our ability to:
•	dispose of assets;
•	incur a certain level of borrowings under our credit facility and incur or guarantee additional indebtedness and issue certain types of preferred stock;
•	pay dividends on our capital stock;
•	create liens on our assets;
•	enter into sale and leaseback transactions;
•	enter into specified investments or acquisitions;
•	repurchase, redeem or retire our capital stock or subordinated debt;
•	merge or consolidate, or transfer all or substantially all of our assets and the assets of our subsidiaries;
•	engage in specified transactions with subsidiaries and affiliates; or
•	other corporate activities.
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
As is generally the case in the Gulf Coast Basin where approximately half of our current production is located, many of our producing properties are characterized by a high initial production rate, followed by a steep decline in production. In order to maintain or increase our reserves, we must constantly locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. We must do this even during periods of low oil and natural gas prices when it is difficult to raise the capital necessary to finance our exploration, development and acquisition activities. Without successful exploration, development or acquisition activities, our reserves and revenues will decline rapidly. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have access to necessary financing for these activities, either of which would have a material adverse effect on our financial condition.

Approximately half of our production is exposed to the additional risk of tropical weather disturbances.
Approximately half of our production and 32% of our reserves are located in the Gulf of Mexico and along the Gulf Coast Basin. Operations in this area are subject to tropical weather disturbances. Some of these disturbances can be severe enough to cause substantial damage to facilities and possibly interrupt production. Certain of our Gulf Coast Basin properties have experienced damages and production downtime as a result of recent storms including Hurricanes Katrina and Rita, and more recently Hurricanes Gustav and Ike. In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks.
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
We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “full cost ceiling” which is based upon the present value of estimated future net cash flows from proved reserves, including the effect of hedges in place, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If at the end of any fiscal period we determine that the net capitalized costs of oil and natural gas properties exceed the full cost ceiling, we must charge the amount of the excess to earnings in the period then ended. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce our net income and stockholders’ equity. As a result of the decline in commodity prices, during 2008 we recognized $266.2 million in ceiling test write-downs. We may recognize additional write-downs if commodity prices continue to decline or if we experience substantial downward adjustments to our estimated proved reserves.
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
This Form 10-K contains estimates of historical oil and natural gas reserves, and the historical estimated future net cash flows attributable to those reserves, prepared by Ryder Scott Company, L.P. and Netherland, Sewell and Associates, Inc. our independent petroleum and geological engineers. Our estimate of proved reserves is based on the quantities of oil, gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.
There are, however, numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of Ryder Scott and Netherland, Sewell and Associates, Inc. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of:
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

Approximately 27% of our estimated proved reserves at December 31, 2008 are undeveloped and 12% are developed, non-producing. Estimates of undeveloped and non-producing reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop and produce our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated. In addition, the recovery of undeveloped reserves is generally subject to the approval of development plans and related activities by applicable state and/or federal agencies. Statutes and regulations may affect both the timing and quantity of recovery of estimated reserves. Such statutes and regulations, and their enforcement, have changed in the past and may change in the future, and may result in upward or downward revisions to current estimated proved reserves.
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
We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. Our hedges at December 31, 2008 are costless collars and swap contracts that are placed with the commodity trading branches of JP Morgan and Calyon, each of whom participates in our bank credit facility. We cannot assure you that these or future counterparties will not become credit risks in the future. Hedging arrangements expose us to risks in some circumstances, including situations when the counterparty to the hedging contract defaults on the contract obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements may limit the benefit we could receive from increases in the market or spot prices for natural gas and oil. Oil and gas hedges increased (reduced) our total oil and gas sales by approximately ($8.3) million, $9.9 million and $6.8 million during 2008, 2007 and 2006, respectively. We cannot assure you that the hedging transactions we have entered into, or will enter into, will adequately protect us from fluctuations in natural gas and oil prices.

The loss of key management or technical personnel could adversely affect our ability to operate.
Our operations are dependent upon a diverse group of key senior management and technical personnel. In addition, we employ numerous other skilled technical personnel, including geologists, geophysicists and engineers that are essential to our operations. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. The unexpected loss of the services of one or more of any of these key management or technical personnel could have an adverse effect on our operations.
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
The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy companies, has been and may continue to be highly volatile. During 2008, our stock price ranged from a low of $4.45 per share (on December 5, 2008) to a high of $29.18 per share (on July 2, 2008). Factors such as announcements concerning changes in prices of oil and natural gas, the success of our acquisition, exploration and development activities, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.
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
We have issued 1,495,000 shares of Series B Preferred Stock, which are presently convertible into 5,147,734 shares of our common stock. In addition, pursuant to our stock incentive plan, our management is authorized to grant stock awards to our employees, directors and consultants. You will incur dilution upon the conversion of the Series B Preferred Stock, the exercise of any outstanding stock awards or the grant of any restricted stock. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.
The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.
At December 31, 2008, we had reserved approximately 2.6 million shares of common stock for issuance under outstanding options and approximately 5.1 million shares issuable upon conversion of the Series B Preferred Stock. All of these shares of common stock are registered for sale or resale on currently effective registration statements. We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, the granting of restricted stock or the conversion of the Series B Preferred Stock, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
For a description of the Company’s recent acquisition, exploration and development activities, see Item 1. Business– 2008 Financial and Operational Summary.
Oil and Gas Reserves
The following table sets forth certain information about our estimated proved reserves as of December 31, 2008.

	Proved	Proved	Total
	Developed	Undeveloped	Proved

Oil (MBbls)	2,030	171	2,201

Natural Gas and NGL (MMcfe)	124,020	48,166	172,186

Estimated pre-tax future net cash flows	$407,917,074	$58,531,564	$466,448,638

Discounted pre-tax future net cash flows	$315,757,469	$11,435,677	$327,193,146
At December 31, 2008, our standardized measure of discounted cash flows, which includes the estimated impact of future income taxes, totaled $314.8 million (see Note 13 to our financial statements). Ryder Scott Company, L.P. and Netherland, Sewell and Associates, Inc., our independent petroleum engineers, prepared the estimates of proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31, 2008. Ryder Scott Company, L.P. prepared the estimates related to our Gulf Coast Basin, including offshore Louisiana, and East Texas properties and Netherland, Sewell and Associates, Inc. prepared the estimates of our Arkansas and Oklahoma properties. The estimates prepared by Ryder Scott Company, L.P. accounted for approximately 55% of the total proved reserves (on a Bcfe basis) at December 31, 2008 and 71% of the total estimated discounted pre-tax future net cash flows. The estimates prepared by Netherland, Sewell and Associates, Inc. accounted for the remaining 45% of our total proved reserves (on a Bcfe basis) at December 31, 2008 and 29% of the estimated discounted pre-tax future net cash flows. Reserves were estimated using oil and gas prices and production and development costs in effect at December 31, 2008 without escalation, and were prepared in accordance with Securities and Exchange Commission regulations regarding disclosure of oil and gas reserve information. The product prices used in developing the above estimates averaged $41.53 per barrel of oil and $4.64 per Mcfe of gas. The above cash flow amounts include a reduction for estimated plugging and abandonment costs that has been reflected as a liability on our balance sheet at December 31, 2008, in accordance with Statement of Financial Accounting Standards No. 143.
We have not filed any reports with other federal agencies that contain an estimate of total proved net oil and gas reserves.

Production, Pricing and Production Cost Data
The following table sets forth our production, pricing and production cost data during the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Production:
Oil (Bbls)	680,571	1,079,672	694,724
Gas (Mcfe)	29,708,204	24,965,789	21,528,323
Total Production (Mcfe)	33,791,630	31,443,821	25,696,667

Average sales prices (1):
Oil (per Bbl)	$97.49	$70.52	$60.91
Gas (per Mcfe)	8.16	7.21	7.04
Per Mcfe	9.13	8.15	7.54

Average Production Cost per Mcfe (2)	$1.69	$1.27	$1.61

(1)	Includes the effects of hedges.

(2)	Production costs include lease operating costs and production taxes.
Oil and Gas Drilling Activity
The following table sets forth the wells drilled and completed by us during the periods indicated. All wells were drilled in the continental United States:

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
Exploration:
Productive	103	27.64	54	26.12	37	15.82
Non-productive	6	1.63	9	2.86	4	0.95

Total	109	29.27	63	28.98	41	16.77

Development:
Productive	41	10.77	22	7.89	66	26.40
Non-productive	—	—	2	0.15	6	2.89

Total	41	10.77	24	8.04	72	29.29

We owned working interests in 16 gross (8 net) producing oil wells and 893 gross (310 net) producing gas wells at December 31, 2008. Of the 909 gross productive wells at December 31, 2008, 14 had dual completions. At December 31, 2008, we had 34 gross wells in progress.

Leasehold Acreage
The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2008:

	Leasehold Acreage
	Developed		Undeveloped
	Gross	Net	Gross	Net
Mississippi	721	458	88	56
Alabama	90	30	2,924	1,898
Arkansas	7,973	2,636	44,016	15,451
Louisiana	9,430	3,524	13,074	3,920
Oklahoma	107,537	41,077	32,342	30,030
Texas	19,821	10,046	43,494	30,460
Federal Waters	46,304	34,187	51,534	30,603

Total	191,876	91,958	187,472	112,418

Leases covering 7% of our net undeveloped acreage will expire in 2009, 24% in 2010, 3% in 2011 and 66% thereafter.
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
There were no matters submitted to a vote of security holders during the fourth quarter of 2008.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES
The following graph illustrates the yearly percentage change in the cumulative stockholder return on our common stock, compared with the cumulative total return on the NYSE/AMEX Stock Market (U.S. Companies) Index and the NYSE Stocks — Crude Petroleum and Natural Gas Index, for the five years ended December 31, 2008.

Market Price of and Dividends on Common Stock
Our common stock trades on the New York Stock Exchange under the symbol “PQ.” The following table lists high and low sales prices per share for the periods indicated:

	NYSE Stock Market
	High	Low
2007
1st Quarter	$13.57	$10.08
2nd Quarter	15.99	11.39
3rd Quarter	15.13	10.02
4th Quarter	14.99	10.69

2008
1st Quarter	$18.07	$10.77
2nd Quarter	28.16	17.17
3rd Quarter	29.18	13.15
4th Quarter	15.09	4.45
As of February 24, 2009, there were 415 common stockholders of record.
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
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2008.

Total Number of
			Shares Purchased	Maximum Number (or
			as Part of	Approximate Dollar
			Publicly	Value) of Shares that May
	Total Number of Shares	Average Price	Announced Plan	be Purchased Under the
	Purchased (1)	Paid Per Share	or Program	Plans or Programs
October 1 - October 31, 2008	—	—	—	—
November 1 - November 30, 2008	—	—	—	—
December 1 - December 31, 2008	7,779	$4.68	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 2008 has been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.

	Year Ended December 31,
	2008 (1)	2007	2006	2005	2004
	(in thousands except per share data)
Revenues	$313,958	$262,334	$199,520	$120,552	$84,595
Net income (loss) available to common stockholders	(102,100)	39,245	23,986	21,417	16,348
Net income (loss) available to common stockholders per share:
Basic	(2.08)	0.82	0.50	0.46	0.37
Diluted	(2.08)	0.79	0.49	0.44	0.35
Oil and gas properties, net	512,861	554,850	431,814	365,183	211,683
Total assets	670,249	644,347	518,290	431,470	231,617
Long-term debt	278,998	148,755	195,537	158,340	38,500
Stockholders’ equity	237,487	302,317	189,711	144,537	121,277

(1)	The year ended December 31, 2008 includes a ceiling test write-down of $266.2 million, $167.1 million net of tax benefit, or $3.41 share.
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
Utilizing the cash flow generated by our higher margin Gulf Coast Basin assets, we have accelerated our penetration into longer life basins in Oklahoma, Arkansas and Texas through significantly increased and successful drilling activity and selective acquisitions. Specific asset diversification activities include the 2003 acquisition of proved reserves and acreage in the Southeast Carthage Field in East Texas. In 2004, we entered the Arkoma Basin in Oklahoma by building an acreage position, drilling wells and acquiring proved reserves. During 2005 and 2006, we acquired additional acreage in Oklahoma and Texas, initiated an expanded drilling program in these areas, opened an exploration office in Tulsa, Oklahoma and divested several mature, high-cost Gulf of Mexico fields. During 2007, we acquired a leasehold position in Arkansas and continued to robustly drill in Oklahoma and Texas. During 2008, we significantly increased our acreage position in Oklahoma and increased the pace of drilling operations in our longer life basins as we invested $260.4 million in Oklahoma, Arkansas and Texas.
Through these efforts, at December 31, 2008, 68% of our estimated proved reserves were located in longer life basins as compared to 61% at December 31, 2007 and 52% at December 31, 2006. During 2008, 47% of our production was derived from longer life basins versus 27% and 29% during 2007 and 2006, respectively. For the fifth consecutive year, we achieved annual company records for production and estimated proved reserves. During 2008 we increased these metrics by 7% and 18%, respectively, from the levels achieved during 2007. Our results over the last five years reflect our consistent drilling success and correlate directly with the implementation of our asset diversification strategy during 2003. Comparing 2008 results with those in 2003, we have grown production by 250% and proved reserves by 123%.

Our 2009 capital budget is expected to range between $80 million and $100 million. We plan to fund these drilling expenditures with cash flow from operations. In response to the impact that the decline in commodity prices has on our cash flow, and the deteriorated condition of the financial markets caused by the global financial crisis, our expected 2009 capital expenditures are significantly reduced as compared to 2008. Because we operate the majority of our proved reserves, we expect to be able to control the timing of a substantial portion of our capital investments. As a result of this flexibility, we plan to actively manage our 2009 capital budget to stay within our projected cash flow from operations, with a goal of strengthening our balance sheet, based upon our expectations of commodity prices, production rates and capital costs.
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
Capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, including the effect of cash flow hedges in place, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to write-down of oil and gas properties in the quarter in which the excess occurs.
Oil and natural gas prices declined significantly during the third and fourth quarters of 2008. At December 31, 2008, we computed the estimated future net cash flows from our proved oil and gas reserves, discounted at 10%, using average year-end prices, including hedges, of $4.86 per Mcfe and $45.21 per barrel. Due to the low market prices at September 30, 2008 and December 31, 2008, our capitalized costs exceeded the full cost ceiling, resulting in $266.2 million of non-cash ceiling test write-downs of our oil and gas properties during 2008.
Given the volatility of oil and gas prices, it is probable that our estimate of discounted future net cash flows from proved oil and gas reserves will change in the near term. If oil or gas prices continue to decline, even for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that additional write-downs of oil and gas properties could occur in the future.

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
Reserve Estimates
Our estimates of proved oil and gas reserves constitute quantities that we are reasonably certain of recovering in future years. At the end of each year, our proved reserves are estimated by independent petroleum engineers in accordance with guidelines established by the SEC. These estimates, however, represent projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to a level where these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of such oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variance may be material.
Derivative Instruments
The estimated fair values of our commodity derivative instruments are recorded in the consolidated balance sheet. At inception, all of our commodity derivative instruments represent hedges of the price of future oil and gas production. The changes in fair value of those derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income or expense.
Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2008, our derivative instruments were considered effective cash flow hedges.
Estimating the fair value of derivative instruments requires valuation calculations incorporating estimates of future NYMEX prices, discount rates and price movements. As a result, we calculate the fair value of our commodity derivatives using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. Our fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of our default risk for derivative liabilities.

New Accounting Standards
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about derivative and hedging activities, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 on January 1, 2009 with no impact on our financial position or results of operations.
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
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial instruments and certain other items at fair value.  We adopted SFAS No. 159 on January 1, 2008 and elected not to account for any other assets or liabilities at fair value. As a result, the adoption had no impact on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. We adopted SFAS No. 157 on January 1, 2008 (see Note 6 to our financial statements).
Results of Operations
The following table sets forth certain operating information with respect to our oil and gas operations for the years ended December 31, 2008, 2007 and 2006. Our historical results are not necessarily indicative of results to be expected in future periods.

	Year Ended December 31,
	2008	2007	2006
Production:
Oil (Bbls)	680,571	1,079,672	694,724
Gas (Mcfe)	29,708,204	24,965,789	21,528,323

Total Production (Mcfe)	33,791,630	31,443,821	25,696,667

Sales:
Total oil sales	$66,349,344	$76,138,234	$42,317,332
Total gas sales	242,273,860	180,084,794	151,544,026

Total oil and gas sales	$308,623,204	$256,223,028	$193,861,358

Average sales prices:
Oil (per Bbl)	$97.49	$70.52	$60.91
Gas (per Mcfe)	8.16	7.21	7.04
Per Mcfe	9.13	8.15	7.54
The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of ($6,160,000), $10,713,000 and $9,634,000 and oil hedges of ($2,124,000), ($791,000) and ($2,785,000) for the years ended December 31, 2008, 2007 and 2006, respectively.
Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007
Net income (loss) available to common stockholders totaled ($102,100,000) and $39,245,000 for the years ended December 31, 2008 and 2007, respectively. The decline in net income during 2008 was primarily attributable to the following:
Production. During September 2008, the majority of our Gulf Coast Basin properties were impacted by Hurricanes Gustav and Ike and we estimate that approximately 2 Bcfe, which would have been produced during the third and fourth quarters of 2008, was shut-in and deferred as a result of the storms. Oil production during the year ended December 31 2008 decreased 37% from 2007 primarily due to normal production declines at our Ship Shoal 72 and Turtle Bayou Fields, which provide approximately one-half of our total oil production. Hurricane shut-in time also contributed to the decline in oil production. Currently, nearly all of our Gulf Coast Basin production has been restored.

During late 2007, we began drilling operations on our Arkansas acreage. As a result of production from this new basin and our continued drilling success in longer life basins, where the production is primarily natural gas, our gas production during 2008 increased 19% from the year ended December 31, 2007. The increase in gas production during 2008 was partially offset by the downtime we experienced as a result of the hurricanes. Overall, production during 2008 was 7% higher than in 2007.
We have achieved company records for production in each of the last five years. As a result of low commodity prices and our intention to completely fund our 2009 drilling activities with cash flow from operations, our 2009 capital expenditures budget will be significantly less than our spending in 2008. As a result, we expect that total production in 2009 will generally approximate 2008 production levels.
Prices. Including the effects of our hedges, average oil prices per barrel during 2008 were $97.49, as compared to $70.52 during 2007. Average gas prices per Mcf were $8.16 during 2008, as compared to $7.21 during 2007. Stated on an Mcfe basis, unit prices received during 2008 were 12% higher than the prices received during 2007; however, oil and gas prices declined significantly during the third and fourth quarters of 2008. See “Liquidity and Capital Resources” below for a discussion of the impact of oil and gas prices on our revenues, cash flow and bank credit facility.
Revenue. Oil and gas sales during the year ended December 31, 2008 totaled $308,623,000, a 20% increase from oil and gas sales of $256,223,000 during 2007. The increased revenue during 2008 was primarily the result of higher average pricing and increased gas production. Based on our 2009 outlook for oil and gas prices, we expect oil and gas sales to decline during 2009, as compared to 2008.
During 2008, we sold the majority of our gas gathering assets located in Oklahoma for net proceeds of $43,170,000 and recorded a $26,812,000 gain. Proceeds from the sale were used to repay a portion of our bank borrowings.
Expenses. Lease operating expenses during 2008 increased to $44,665,000, as compared to $31,965,000 during 2007. On a unit of production basis, operating expenses totaled $1.32 per Mcfe and $1.02 per Mcfe during 2008 and 2007, respectively.
The increase in lease operating expenses was primarily due to the overall increase in the cost of materials, transportation, fuel and other services during 2008 as compared to 2007. For 2009, we believe the costs of services and materials in the markets in which we operate will decline as the demand for such materials and services weakens as a result of the substantial decline in commodity prices and the overall condition of the oil and gas industry and the global economy.
Production taxes totaled $12,292,000 and $7,859,000 during 2008 and 2007, respectively. The increase in 2008 production taxes is primarily due to higher average prices and increased production from our Oklahoma, Arkansas and Texas properties. Additionally, there was a 7% increase in the Louisiana gas severance tax rate effective July 1, 2008.
General and administrative expenses during 2008 totaled $23,249,000, as compared to expenses of $21,162,000 during 2007. Included in general and administrative expenses was share-based compensation expense relative to SFAS 123(R) as follows (in thousands):

	Years Ended December 31,
	2008	2007
Stock options:
Incentive Stock Options	$1,316	$1,250
Non-Qualified Stock Options	2,729	1,869
Restricted stock	5,537	6,699

Share-based compensation	$9,582	$9,818

Excluding share-based compensation, general and administrative expenses during 2008 increased by 20%, as compared to 2007. Employee-related costs, including our payment of employee taxes for the vesting of certain restricted stock grants, represented the majority of the increase in expenses during 2008. We expect that general and administrative expenses for 2009 will be less than 2008 amounts.

Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for 2008 totaled $131,348,000, or $3.89 per Mcfe, as compared to $116,384,000, or $3.70 per Mcfe during 2007. The increase in DD&A expense during 2008 was primarily due to the higher cost of drilling and completion operations during 2008, as compared to 2007, and the negative impact that declining oil and gas prices had on our proved reserves at September 30, 2008 and December 31, 2008.
The prices of oil and natural gas used in computing our estimated proved reserves at September 30, 2008 and December 31, 2008 were substantially below the market prices received during the majority of 2008. The lower oil and natural gas prices had a negative impact on our proved reserves from certain of our longer-life properties and reduced the estimated discounted cash flow from our proved reserves. As a result, we recorded non-cash ceiling test write-downs of our oil and gas properties during 2008 totaling $266,156,000. For 2009, we expect that our DD&A expense on oil and gas properties will decline, as compared to 2008, due to the ceiling test write-downs recorded during 2008. See Note 9, “Ceiling Test” for further discussion of the ceiling test.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $9,327,000 during 2008 as compared to $13,393,000 during 2007. We capitalized $10,525,000 and $6,539,000 of interest during 2008 and 2007, respectively. The increase in the capitalized portion of our interest cost during 2008 was due to the increase in our unevaluated properties, which is primarily the result of leasehold acquisitions made in our longer-life basins.
Income tax expense (benefit) during 2008 totaled ($55,581,000), as compared to $23,664,000 during 2007. The decrease during 2008 is primarily the result of the impact of ceiling test write-downs, offset in part by the gain on the sale of our gas gathering assets. We provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006
Net income available to common stockholders for the year ended December 31, 2007 increased 64% to $39,245,000, as compared to $23,986,000 for the year ended December 31, 2006. The results were attributable to the following components:
Production. Oil production during 2007 totaled 1,080 MBbls, a 55% increase from 2006, while natural gas production increased 16% to 25 Bcfe from 2006 gas production of 21.5 Bcfe. On a gas equivalent basis, production for 2007 totaled 31.4 Bcfe, a 22% increase from the 2006 period.
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
Prices. Average oil prices per barrel during 2007 were $70.52 versus $60.91 during 2006. Average gas prices per Mcf were $7.21 during 2007 as compared to $7.04 during 2006. Stated on a gas equivalent basis, unit prices received during 2007 were 8% higher as compared to the prices received during 2006.
Revenue. Oil and gas sales during 2007 increased 32% to $256,223,000, as compared to $193,861,000 during 2006 as a result of increased production volumes and higher realized prices.
During 2007, gas gathering revenue totaled $6,111,000 as compared to $5,659,000 during 2006. The increase in 2007, as compared to 2006, is the result of increased gas volumes being transported through the gas gathering systems.
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
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of equity and debt securities and sales of assets. At December 31, 2008, we had a working capital surplus of $40.1 million compared to a deficit of $43.7 million at December 31, 2007.
The increase in our working capital at December 31, 2008 was primarily attributable to the increase of our hedging asset, which is a function of lower estimated future commodity prices and the increase in our prepaid drilling costs and drilling pipe inventory, which reflects the increase in drilling activity during 2008. Additionally, our accounts payable to vendors and advances from co-owners liabilities decreased at December 31, 2008, as compared to 2007, as a result of the timing of payments made and operated wells completed. Partially offsetting the increases in working capital was an increase in our revenue payable liability, which is a function of higher production at December 31, 2008 as compared to December 31, 2007.
Prices for oil and natural gas are subject to many factors beyond our control such as weather, the overall condition of the global financial markets and economies, relatively minor changes in the outlook of supply and demand, and the actions of OPEC. Natural gas and oil prices have a significant impact on our cash flows available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our bank credit facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under the bank credit facility, thus reducing the amount of financial resources available to meet our capital requirements. Lower prices and reduced cash flow may also make it difficult to incur debt, including under our bank credit facility, because of the restrictive covenants in the indenture governing the Notes. See “-Source of Capital: Debt” below. Our ability to comply with the covenants in our debt agreements is dependent upon the success of our exploration and development program and upon factors beyond our control, such as natural gas and oil prices.

Source of Capital: Operations
Net cash flow from operations decreased from $223,729,000 in 2007 to $169,061,000 during 2008. The decrease in operating cash flow during 2008 was primarily attributable to the timing of payments made to reduce our accounts payable to vendors and the increase in our drilling pipe inventory and prepaid drilling costs, which is the result of increased drilling activity in 2008 versus 2007.
Source of Capital: Debt
During 2005, we issued $150 million in principal amount of our 10 3/8% Senior Notes due 2012 (the “Notes”), which have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At December 31, 2008, $1.9 million had been accrued in connection with the May 15, 2009 interest payment and we were in compliance with all of the covenants under the Notes.
On October 2, 2008, we entered into the Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides for a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. The Credit Agreement matures on February 10, 2012; provided, however, if on or prior to such date we prepay or refinance, subject to certain conditions, the Notes, the maturity date will be extended to October 2, 2013. As of December 31, 2008 we had $130 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation as of January 1 and July 1 of each year of the reserves attributable to our oil and gas properties. The initial borrowing base is fixed at $150 million until the first borrowing base redetermination, which is scheduled to occur by March 31, 2009. We or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be redetermined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
At December 31, 2008, our borrowing base exceeded our outstanding borrowings by $20 million; however, as a result of the declines in commodity prices since the establishment of the borrowing base, we anticipate that our next regularly scheduled borrowing base redetermination, which is scheduled to occur by March 31, 2009, will result in a borrowing base of less than $150 million. As a result of the redetermination, we may be unable to borrow any additional funds under the Credit Agreement, and if the revised borrowing base is less than $130 million, we will be obligated to repay the amount by which our aggregate credit exposure under the Credit Agreement exceeds the revised borrowing base within forty-five days after the revised borrowing base is determined. At December 31, 2008, we had cash and cash equivalents of approximately $24 million that we believe would be sufficient to repay amounts that may be required as a result of the redetermined borrowing base.
The indenture governing the Notes also limits our ability to incur indebtedness under the Credit Agreement. Under the indenture we will not be able to incur additional indebtedness under the Credit Agreement in excess of 20% of our adjusted consolidated net tangible assets (as defined in the indenture). That calculation is based primarily on the valuation of our estimated reserves of oil and natural gas using year-end commodity prices. Until recalculated, we will not be able to incur new indebtedness under the Credit Agreement in excess of approximately $93 million. While the indenture limits the amount of new indebtedness that may be incurred under the Credit Agreement, it does not restrict the amount of that indebtedness that may be outstanding under the Credit Agreement. Therefore, even though the amount of indebtedness under the Credit Agreement at December 31, 2008 exceeds 20% of the adjusted consolidated net tangible assets, we are not required by the indenture to reduce the amount currently outstanding.
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

We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0, and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of December 31, 2008, we were in compliance with all of the covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
During 2007, we issued a total of 1,495,000 shares of Series B Preferred Stock resulting in net proceeds to us of approximately $71 million. Cash dividends are payable quarterly in the amount of $0.8594 per share of Series B Preferred Stock. Based on the total of 1,495,000 shares of Series B Preferred Stock issued, the annual dividend payment, if declared and paid, is approximately $5.1 million.
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
Source of Capital: Divestitures
We do not budget for property divestitures; however, we are continually evaluating our property base to determine if there are assets in our portfolio that no longer meet our strategic objectives. From time to time we may divest certain non-strategic assets in order to provide capital to be reinvested in higher rate of return projects or in projects that have longer estimated lives. During 2008, we sold the majority of our gas gathering systems located in Oklahoma for net proceeds of $43.2 million and recorded a $26.8 million gain. The net proceeds from the sale were used to repay a portion of the borrowings outstanding under our bank credit facility. There can be no assurance that we will be able to sell any of our assets in the future.
Use of Capital: Exploration and Development
Our 2009 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $80 million and $100 million. We plan to continue our strategic focus of funding our drilling expenditures with cash flow from operations. In response to the recent decline in commodity prices and the deteriorated condition of the capital markets caused by the global financial crisis, we have reduced our capital expenditure budget for 2009, as compared to 2008. Because we operate the majority of our proved reserves, we expect to be able to control the timing of a substantial portion of our capital investments. As a result of this flexibility, we plan to actively manage our 2009 capital budget to stay within our projected cash flow from operations, with a goal of strengthening our balance sheet, based upon our expectations of commodity prices, production rates and capital costs.
However, if commodity prices continue to decline or if actual production or costs vary significantly from our expectations, our 2009 exploration and development activities could be reduced further or could require additional financings, which may include sales of equity or debt securities, sales of properties or assets or joint venture arrangements with industry partners. As a result of the current condition of the financial markets, we cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to further delay, reduce our participation in or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2008 (in thousands):

							After
	Total	2009	2010	2011	2012	2013	2013

10 3/8% senior notes (1)	$202,525	$15,563	$15,563	$15,563	$155,836	$—	$—
Bank debt (1)	145,246	4,550	4,875	5,200	130,621	—	—
Purchase obligations (2)	4,900	4,900	—	—	—	—	—
Operating leases (3)	3,815	1,070	1,039	893	750	63	—
Capital projects (4)	25,633	8,590	557	1,103	1,659	594	13,130

Total	$382,119	$34,673	$22,034	$22,759	$288,866	$657	$13,130

(1)	Includes principal and estimated interest.

(2)	Consists of commitment for the rental of a drilling rig.

(3)	Consists primarily of leases for office space and leases for office equipment.

(4)	Consists of estimated future obligations to abandon our oil and gas properties.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We experience market risks primarily in two areas: interest rates and commodity prices. Because all of our properties are located within the United States, we believe that our business operations are not exposed to significant market risks relating to foreign currency exchange risk.
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected annual sales volumes for 2009, a 10% decline in the estimated average prices we expect to receive for our crude oil and natural gas production would have an approximate $9 million impact on our 2009 revenues.
We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During 2008, we paid approximately $8.3 million to the counterparties to our derivative instruments in connection with net hedge settlements.
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

As of December 31, 2008, we had entered into the following oil and gas hedge contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
January – June 2009	Swap	20,000 Mmbtu	$5.62
2009	Swap	10,000 Mmbtu	$7.46
2009	Costless Collar	30,000 Mmbtu	$8.75 - 11.38
Crude Oil:
2009	Costless Collar	400 Bbls	$100.00 - 168.50
At December 31, 2008, we recognized an asset of approximately $40.6 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of December 31, 2008, we would realize a $25.6 million gain, net of taxes, as an increase to oil and gas sales during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
During February 2009, we entered into the following additional gas hedge contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
July – December 2009	Swap	10,000 Mmbtu	$5.34
2010	Costless Collar	10,000 Mmbtu	$6.00 - $7.15
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 47% of our total debt as of December 31, 2008. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of December 31, 2008, and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for 2009 is approximately $0.5 million.
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

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that our internal control over financial reporting was effective as of December 31, 2008 based on these criteria.
Ernst & Young LLP, our independent registered public accounting firm, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.
February 26, 2009

/s/ Charles T. Goodson
Charles T. Goodson
Chairman and
Chief Executive Officer

/s/ W. Todd Zehnder
W. Todd Zehnder
Executive Vice President-
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
We have audited PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PetroQuest Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PetroQuest Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, stockholders’ equity, and comprehensive income for each of the three years in the period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 26, 2009

ITEM 9B. OTHER INFORMATION
NONE
PART III
ITEMS 10, 11, 12, 13 & 14
Pursuant to General Instruction G of Form 10-K, the information concerning Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services, is incorporated by reference to the information set forth in the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held May 13, 2009, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. FINANCIAL STATEMENTS
The following financial statements of the Company and the Report of the Company’s Independent Registered Public Accounting Firm thereon are included on pages F-1 through F-24 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the three years ended December 31, 2008
Consolidated Statements of Cash Flows for the three years ended December 31, 2008
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2008
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2008
Notes to Consolidated Financial Statements
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

3.1	Certificate of Incorporation of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 16, 1998).

3.2	Bylaws of PetroQuest Energy, Inc., as amended of December 20, 2007 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed December 21, 2007).

3.3	Certificate of Domestication of Optima Petroleum Corporation (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed September 16, 1998).

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

4.2	Form of Rights Certificate (incorporated herein by reference to Exhibit C of the Rights Agreement attached as Exhibit 1 to Form 8-A filed November 9, 2001).

4.3
Indenture, dated May 11, 2005, among PetroQuest Energy, Inc., PetroQuest Energy, LLC, the Subsidiary Guarantors identified therein, and the Bank of New York Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed May 11, 2005).

†10.1
PetroQuest Energy, Inc. 1998 Incentive Plan, as amended and restated effective May 14, 2008 (the “Incentive Plan”) (incorporated herein by reference to Appendix A of the Proxy Statement on Schedule 14A filed April 9, 2008).

†*10.2
Form of Incentive Stock Option Agreement for executive officers (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Stephen H. Green, Mark K. Stover, Dalton F. Smith III and J. Bond Clement) under the Incentive Plan.

†*10.3	Form of Nonstatutory Stock Option Agreement under the Incentive Plan.

†*10.4
Form of Restricted Stock Agreement for executive officers (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Stephen H. Green, Mark K. Stover, Dalton F. Smith III and J. Bond Clement) under the Incentive Plan.

†10.5	PetroQuest Energy, Inc. Annual Cash Bonus Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed August 18, 2006).

†10.6	Amendment to the PetroQuest Energy, Inc. Annual Cash Bonus Plan (incorporated herein by reference to Exhibit 10.7 to Form 8-K filed January 6, 2009).

10.7
Second Amended and Restated Credit Agreement dated as of November 18, 2005, among PetroQuest Energy, LLC, PetroQuest Energy, Inc., JP Morgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 23, 2005).

10.8
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

10.9
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

10.10
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

10.11
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

10.12
Amendment No. 5 to Second Amended and Restated Credit Agreement, dated effective as of April 1, 2008, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Pittrans, Inc., TDC Energy LLC, JPMorgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed April 25, 2008).

10.13
Credit Agreement dated as of October 2, 2008, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed October 6, 2008).

†10.14
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Charles T. Goodson and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed January 6, 2009).

†10.15
Amended Executive Employment Agreement dated effective as of December 31, 2008, between W. Todd Zehnder and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed January 6, 2009).

†10.16
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Arthur M. Mixon, III and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed January 6, 2009).

†10.17
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Daniel G. Fournerat and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed January 6, 2009).

†10.18
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Stephen H. Green and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed January 6, 2009).

†*10.19	Amended Executive Employment Agreement dated effective as of December 31, 2008, between Mark K. Stover and PetroQuest Energy, Inc.

†*10.20	Amended Executive Employment Agreement dated effective as of December 31, 2008, between Dalton F. Smith III and PetroQuest Energy, Inc.

†*10.21	Amended Executive Employment Agreement dated effective as of December 31, 2008, between J. Bond Clement and PetroQuest Energy, Inc.

†10.22
Form of Amended Termination Agreement between the Company and each of its executive officers, including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Stephen H. Green, Mark K. Stover, Dalton F. Smith III and J. Bond Clement (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed January 6, 2009).

†10.23
Form of Indemnification Agreement between PetroQuest Energy, Inc. and each of its directors and executive officers, including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Stephen H. Green, Mark K. Stover, Dalton F. Smith III, J. Bond Clement, William W. Rucks, IV, E. Wayne Nordberg, Michael L. Finch, W.J. Gordon, III and Charles F. Mitchell, II (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed March 13, 2002).

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Form 10-K filed March 8, 2006).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Ryder Scott Company, L.P.

*23.3	Consent of Netherland, Sewell and Associates, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

(b)	Exhibits. See Item 15 (a) (3) above.

(c)	Financial Statement Schedules. None

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2009.

PETROQUEST ENERGY, INC.
By:	/s/ Charles T. Goodson
CHARLES T. GOODSON
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2009.

By:	/s/ Charles T. Goodson	Chairman of the Board, President, Chief Executive Officer and
	CHARLES T. GOODSON	Director (Principal Executive Officer)

By:	/s/ W. Todd Zehnder	Executive Vice President, Chief Financial Officer, Treasurer
	W. TODD ZEHNDER	(Principal Financial Officer)

By:	/s/ J. Bond Clement	Senior Vice President and Chief Accounting Officer
	J. BOND CLEMENT	(Principal Accounting Officer)

By:	/s/ W.J. Gordon, III	Director
W.J. GORDON, III

By:	/s/ Michael L. Finch	Director
MICHAEL L. FINCH

By:	/s/ Charles F. Mitchell, II, M.D.	Director
CHARLES F. MITCHELL, II, M.D.

By:		Director
E. WAYNE NORDBERG

By:	/s/ William W. Rucks, IV	Director
WILLIAM W. RUCKS, IV

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
We have audited the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetroQuest Energy, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 26, 2009

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$23,964	$16,909
Revenue receivable	20,074	22,820
Joint interest billing receivable	24,259	22,936
Hedging asset	40,571	—
Prepaid drilling costs	11,523	1,448
Drilling pipe inventory	25,898	—
Other current assets	1,530	3,984

Total current assets	147,819	68,097

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,225,304	907,083
Unevaluated oil and gas properties	119,847	80,297
Accumulated depreciation, depletion and amortization	(832,290)	(432,530)

Oil and gas properties, net	512,861	554,850
Gas gathering assets	4,644	22,040
Accumulated depreciation and amortization of gas gathering assets	(900)	(6,640)

Total property and equipment	516,605	570,250

Other assets, net of accumulated depreciation and amortization of $6,237 and $11,238, respectively	5,825	6,000

Total assets	$670,249	$644,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$70,643	$78,273
Advances from co-owners	5,349	12,870
Oil and gas revenue payable	15,305	5,771
Accrued interest and preferred stock dividend	3,696	3,320
Asset retirement obligation	8,590	5,280
Other accrued liabilities	4,094	6,326

Total current liabilities	107,677	111,840

Bank debt	130,000	—
10 3/8% Senior Notes	148,998	148,755
Asset retirement obligation	17,043	12,171
Deferred income taxes	28,845	69,160
Other liabilities	199	104
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 49,319 and 48,414 shares, respectively	49	48
Paid-in capital	216,253	204,979
Accumulated other comprehensive income (loss)	25,560	(435)
Retained earnings (deficit)	(4,376)	97,724

Total stockholders’ equity	237,487	302,317

Total liabilities and stockholders’ equity	$670,249	$644,347

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Oil and gas sales	$308,623	$256,223	$193,861
Gas gathering revenue	5,335	6,111	5,659

	313,958	262,334	199,520

Expenses:
Lease operating expenses	44,665	31,965	34,735
Production taxes	12,292	7,859	6,576
Depreciation, depletion and amortization	134,340	119,969	85,858
Ceiling test writedown	266,156	—	—
Gas gathering costs	2,309	4,120	3,637
General and administrative	23,249	21,162	15,122
Accretion of asset retirement obligation	1,317	923	1,513
Interest expense	9,327	13,393	14,513

	493,655	199,391	161,954

Gain on sale of gas gathering assets	26,812	—	—
Other income	344	1,340	1,024

Income (loss) from operations	(152,541)	64,283	38,590
Income tax expense (benefit)	(55,581)	23,664	14,604

Net income (loss)	(96,960)	40,619	23,986
Preferred stock dividend	5,140	1,374	—

Net income (loss) available to common stockholders	$(102,100)	$39,245	$23,986

Earnings per common share:
Basic
Net income (loss) per share	$(2.08)	$0.82	$0.50

Diluted
Net income (loss) per share	$(2.08)	$0.79	$0.49

Weighted average number of common shares:
Basic	48,971	48,108	47,537
Diluted	48,971	49,679	48,936
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(96,960)	$40,619	$23,986
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	(55,581)	23,664	14,604
Gain on sale of gas gathering assets	(26,812)	—	—
Depreciation, depletion and amortization	134,340	119,969	85,858
Ceiling test writedown	266,156	—	—
Share-based compensation expense	9,582	9,818	5,651
Accretion of asset retirement obligation	1,317	923	1,513
Amortization expense and other	1,492	1,187	1,140
Payments to settle asset retirement obligations	(19,377)	(6,058)	(252)
Changes in working capital accounts:
Revenue receivable	2,746	(1,053)	725
Joint interest billing receivable	(1,323)	(2,864)	(2,505)
Prepaid drilling costs	(10,075)	3,438	(3,630)
Drilling pipe inventory	(25,898)	—	—
Accounts payable and accrued liabilities	(4,567)	37,050	(13,552)
Advances from co-owners	(7,521)	(521)	7,517
Other	1,542	(2,443)	(1,685)

Net cash provided by operating activities	169,061	223,729	119,370

Cash flows from investing activities:
Investment in oil and gas properties	(325,936)	(233,436)	(175,277)
Investment in gas gathering assets	(6,204)	(2,968)	(6,363)
Proceeds from sale of gathering assets, net of expenses	43,170	—	—
Proceeds from sale of oil and gas properties and other	2,256	1,277	22,023

Net cash used in investing activities	(286,714)	(235,127)	(159,617)

Cash flows from financing activities:
Net proceeds from (payments for) share based compensation	1,597	(99)	1,461
Proceeds from preferred stock offering	—	74,750	—
Costs of preferred stock offering	—	(4,041)	—
Payment of preferred stock dividend	(5,439)	—	—
Proceeds from bank borrowings	258,000	23,000	48,000
Repayment of bank borrowings	(128,000)	(70,000)	(11,000)
Deferred financing costs	(1,450)	(98)	(122)

Net cash provided by financing activities	124,708	23,512	38,339

Net increase (decrease) in cash and cash equivalents	7,055	12,114	(1,908)
Cash and cash equivalents at beginning of period	16,909	4,795	6,703

Cash and cash equivalents at end of period	$23,964	$16,909	$4,795

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$17,851	$19,238	$17,572

Income taxes	$—	$—	$—

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Stockholders’ Equity
(Amounts in Thousands)

				Other	Retained	Total
	Common	Preferred	Paid-In	Comprehensive	Earnings	Stockholders’
	Stock	Stock	Capital	Income (Loss)	(Deficit)	Equity

December 31, 2005	$47	$—	$117,441	$(7,444)	$34,493	$144,537
Options and warrants exercised	1	—	1,460	—	—	1,461
Share-based compensation expense	—	—	5,651	—	—	5,651
Derivative fair value adjustment, net of tax	—	—	—	14,076	—	14,076
Net income	—	—	—	—	23,986	23,986

December 31, 2006	$48	$—	$124,552	$6,632	$58,479	$189,711

Options exercised	—	—	1,051	—	—	1,051
Retirement of shares upon vesting of restricted stock	—	—	(1,150)	—	—	(1,150)
Issuance of preferred stock	—	1	70,708	—	—	70,709
Share-based compensation expense	—	—	9,818	—	—	9,818
Derivative fair value adjustment, net of tax	—	—	—	(7,067)	—	(7,067)
Preferred stock dividend	—	—	—	—	(1,374)	(1,374)
Net income	—	—	—	—	40,619	40,619

December 31, 2007	$48	$1	$204,979	$(435)	$97,724	$302,317

Options exercised	1	—	1,896	—	—	1,897
Retirement of shares upon vesting of restricted stock	—	—	(300)	—	—	(300)
Share-based compensation expense	—	—	9,582	—	—	9,582
Non-cash compensation	—	—	96	—	—	96
Derivative fair value adjustment, net of tax	—	—	—	25,995	—	25,995
Preferred stock dividend	—	—	—	—	(5,140)	(5,140)
Net loss	—	—	—	—	(96,960)	(96,960)

December 31, 2008	$49	$1	$216,253	$25,560	$(4,376)	$237,487

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)

	Year Ended December 31,
	2008	2007	2006
Net income (loss)	$(96,960)	$40,619	$23,986
Change in fair value of derivative instruments, accounted for as hedges, net of tax benefit (expense) of ($15,267), $4,150 and ($7,903), respectively	25,995	(7,067)	14,076

Comprehensive income (loss)	$(70,965)	$33,552	$38,062

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
The capitalized costs of proved oil and gas properties cannot exceed the present value of the estimated net cash flow from proved reserves based on period-end oil and gas prices, including the effect of hedges in place (the full cost ceiling). If the capitalized costs of proved oil and gas properties exceed the full cost ceiling, the Company is required to write-down the value of its oil and gas properties to the full cost ceiling amount. The Company follows the provisions of Staff Accounting Bulletin (“SAB”) No. 106, regarding the application of SFAS No. 143 by companies following the full cost accounting method. SAB No. 106 indicates that estimated future dismantlement and abandonment costs that are recorded on the balance sheet are to be included in the costs subject to the full cost ceiling limitation. The estimated future cash outflows associated with settling the recorded asset retirement obligations should be excluded from the computation of the present value of estimated future net revenues used in applying the ceiling test. See Note 9 for discussion of ceiling test write-downs recognized during 2008.
Gas Gathering Assets
During 2005 the Company acquired interests in several gas gathering systems used in the transportation of natural gas. The costs related to these systems are depreciated on a straight line basis over their estimated remaining useful lives, generally 14 years. During 2008, the Company sold the majority of its gas gathering assets located in Oklahoma for net proceeds of $43.2 million and recorded a $26.8 million gain.

The net proceeds from the sale were used to repay a portion of the borrowings outstanding under the bank credit facility. The following table summarizes the operating data attributable to the gas gathering systems sold (in thousands):

	Years Ended December 31,
	2008	2007	2006

Gas gathering revenue	$4,876	$5,581	$4,835
Expenses:
Gas gathering costs	(2,247)	(4,120)	(3,637)
Depreciation expense	(1,974)	(2,773)	(2,209)

Income (loss) from operations	$655	$(1,312)	$(1,011)

Other Assets
Other assets consist primarily of furniture and fixtures (net of accumulated depreciation), which are depreciated over their useful lives ranging from 3-7 years, and deferred financing costs, which are amortized over the life of the related debt.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a stated maturity of three months or less to be cash and cash equivalents. The majority of the Company’s cash and cash equivalents are in overnight securities made through its commercial bank accounts, which result in available funds the next business day.
Drilling Pipe Inventory
Drilling pipe inventory, which is included in current assets, consists of tubular goods and pipe that the Company utilizes in its ongoing exploration and development activities. The cost basis of drilling pipe inventory is depreciated as a component of oil and gas properties once the inventory is used in drilling or other capitalized operations. At December 31, 2008, the market value of the Company’s drilling pipe inventory approximated the cost basis.
Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures are capitalized and depreciated, depleted and amortized on the unit-of-production method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, the Company may use certain provisions of the Internal Revenue Code which allow capitalization of intangible drilling costs. Other financial and income tax reporting differences occur primarily as a result of statutory depletion.
Revenue Recognition
The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 2008 and 2007 were not significant.

Certain Concentrations
The Company’s production is sold on month to month contracts at prevailing prices. The Company attempts to diversify its sales among multiple purchasers and obtain credit protection such as letters of credit and parental guarantees when necessary.
The following table identifies customers from whom the Company derived 10% or more of its net oil and gas revenues during the years presented. Based on the availability of other customers, the Company does not believe the loss of any of these customers would have a significant effect on its business or financial condition.

	Year Ended December 31,
	2008	2007		2006
DCP Midstream	10%	12%		(a )
Cokinos	(a )	(a	)	11%
Louis Dreyfus Corporation	11%	16%		12%
Texon LP	23%	32%		22%
Crosstex	11%	(a	)	14%
Laclede Energy	11%	(a	)	(a )

(a)	Less than 10 percent
Fair Value of Financial Instruments
The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates book value at December 31, 2008 and 2007 due to the short-term nature of these accounts. The fair value of the bank debt at December 31, 2008 also approximated book value due to the variable rate of interest charged. Hedging instruments are reflected as assets (liabilities) on the balance sheet at estimated fair values of approximately $40.6 million and ($0.7) million at December 31, 2008 and 2007, respectively, as required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The estimated fair value of the 10 3/8% senior notes due 2012 (the “Notes”) at December 31, 2008 was $103.5 million, as compared to the book value, net of discount, of $149 million. At December 31, 2007, the fair value of the Notes was $154.5 million, while the book value of the Notes, net of discount, was $148.8 million. The estimated fair value of the Notes was provided by independent brokers using the actual year-end market quote for the Notes.
Derivative Instruments
Under SFAS No. 133, as amended, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. Instruments qualifying for hedge accounting treatment are recorded as an asset or liability measured at fair value and subsequent changes in fair value are recognized in stockholders’ equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is effective. All of the Company’s derivative instruments qualified for hedge accounting during 2008, 2007 and 2006. As a result, the changes in fair value of these instruments were recorded to other comprehensive income (loss). The cash settlements of cash flow hedges are recorded as adjustments to oil and gas sales. Oil and gas revenues include additions (reductions) related to the net settlement of hedges totaling ($8,284,000), $9,922,000 and $6,849,000 during 2008, 2007 and 2006, respectively. Instruments not qualifying for hedge accounting treatment are recorded on the balance sheet at fair value and changes in fair value are recognized in earnings as derivative expense (income).
The Company’s hedges are specifically referenced to NYMEX prices. The effectiveness of hedges is evaluated at the time the contracts are entered into, as well as periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices received from the designated production. Through this analysis, the Company is able to determine if a high correlation exists between the prices received for its designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2008, the Company’s hedging contracts were considered effective cash flow hedges. See Note 6 for further discussion of the Company’s derivative instruments.
New Accounting Standards
In March 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about derivative and hedging activities, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009 with no impact on its financial position or results of operations.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008. The adoption did not have a material effect on the Company’s financial position or results of operations.
Note 2 — Convertible Preferred Stock
During 2007, the Company completed the public offering of 1,495,000 shares of its 6.875% Series B cumulative convertible perpetual preferred stock (the “Series B Preferred Stock”). The $70.7 million in net proceeds received from the offering were primarily used to repay borrowings under the Company’s credit facility.
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
Note 3 — Earnings Per Share
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

A reconciliation between basic and diluted earnings (loss) per share computations (in thousands, except per share amounts) is as follows:

	Income (loss)	Shares	Per
For the Year Ended December 31, 2008	(Numerator)	(Denominator)	Share Amount
BASIC EPS

Net loss available to common stockholders	$(102,100)	48,971	$(2.08)

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Series B preferred stock	—	—

DILUTED EPS	$(102,100)	48,971	$(2.08)

	Income	Shares	Per
For the Year Ended December 31, 2007	(Numerator)	(Denominator)	Share Amount
BASIC EPS

Net income available to common stockholders	$39,245	48,108	$0.82

Effect of dilutive securities:
Stock options	—	1,056
Restricted stock	—	515

DILUTED EPS	$39,245	49,679	$0.79

	Income	Shares	Per
For the Year Ended December 31, 2006	(Numerator)	(Denominator)	Share Amount
BASIC EPS

Net income available to common stockholders	$23,986	47,537	$0.50

Effect of dilutive securities:
Stock options	—	1,278
Restricted stock	—	121

DILUTED EPS	$23,986	48,936	$0.49

Restricted stock and stock options totaling 1,520,000 shares and common shares relative to the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share at December 31, 2008 because the inclusion would have been anti-dilutive as a result of the net loss reported for the period. Options to purchase 155,000 shares of common stock at $13.35 to $14.48 per share were outstanding during 2007 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 153,000 shares of common stock at $11.29 to $12.54 per share were outstanding during 2006 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Additionally, diluted earnings per share during 2007 did not include the assumed conversion of the Series B Preferred Stock as the effect of assuming conversion was anti-dilutive.
Note 4 — Share Based Compensation
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

The Company currently has one share based compensation plan from which the Company’s compensation committee may grant any of the following types of awards:
•	incentive stock options as defined in Section 422 of the Code;
•	nonstatutory stock options;
•	stock appreciation rights;
•	shares of restricted stock;
•	performance units and performance shares;
•	other stock-based awards.
The total amount of share-based awards available for grant under the plan is equal to the greater of (i) 15% of the number of issued and outstanding shares of the Company’s common stock as of the first day of the then-current fiscal quarter, or (ii) 8,000,000 shares.
Share based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share based compensation for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Stock options:
Incentive Stock Options	$1,316	$1,250	$526
Non-Qualified Stock Options	2,729	1,869	1,344
Restricted stock	5,537	6,699	3,781

Share based compensation	$9,582	$9,818	$5,651

During the years ended December 31, 2008, 2007 and 2006, the Company recorded income tax benefits of approximately $3.1 million, $3.2 million and $1.9 million, respectively, related to share based compensation expense recognized during those periods. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has substantial net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for any periods presented.
At December 31, 2008, the Company had $9.8 million of unrecognized compensation expense related to granted restricted stock and stock options. This expense will be recognized over a weighted average period of approximately two years from December 31, 2008.
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
The Company computes the fair value of its stock options using the Black-Scholes option-pricing model assuming a stock option forfeiture rate and expected term based on historical activity and expected volatility computed using historical stock price fluctuations on a weekly basis for a period of time equal to the expected term of the option. The Company recognizes compensation expense using the accelerated expense attribution method over the vesting period. Periodically, the Company adjusts compensation expense based on the difference between actual and estimated forfeitures.

The following table outlines the assumptions used in computing the fair value of stock options granted during 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	54.9% - 69.8%	55.7% - 58.5%	59.0% - 62.8%
Risk-free rate	1.7% - 3.6%	4.0% - 5.1%	4.4% - 5.1%
Expected term	6 years	6 years	6 years
Forfeiture rate	5.0%	5.0%	8.4%

Stock options granted (1)	563,900	440,676	679,189
Wgtd. avg. grant date fair value per share	$9.45	$7.29	$6.69
Fair value of grants (1)	$5,330,000	$3,212,000	$4,543,000

(1)	Prior to applying estimated forfeiture rate
The following table details stock option activity during the year ended December 31, 2008:

				Aggregate
	Number of	Wgtd. Avg.	Wgtd. Avg.	Intrinsic Value
	Options	Exercise Price	Remaining Life	(000’s)

Outstanding at beginning of year	2,580,700	$6.65
Granted	563,900	17.08
Expired/cancelled/forfeited	(73,795)	11.90
Exercised	(520,341)	3.65

Outstanding at end of year	2,550,464	9.42	6.9 years	$3,551

Options exercisable at end of year	1,541,267	$5.95	5.7 years	$3,539
Options expected to vest	958,737	14.71	8.5 years	$12
The intrinsic value of options exercised during 2008, 2007 and 2006 totaled approximately $9 million, $3.5 million and $3.8 million, respectively.
The following table summarizes information regarding stock options outstanding at December 31, 2008:

Range of	Options	Wgtd. Avg.	Wgtd. Avg.	Options	Wgtd. Avg.
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	12/31/08	Contractual Life	Price	12/31/08	Price
$1.53 - $3.20	663,667	4.3 years	$2.83	663,667	$2.83
$3.21 - $10.00	393,898	5.9 years	$4.45	378,565	$4.36
$10.01 - $15.00	968,824	7.8 years	$11.56	499,035	$11.31
$15.01 - $22.40	524,075	9.2 years	$17.54	—	—

	2,550,464	6.9 years	$9.42	1,541,267	$5.95

Restricted Stock
During 2006, the Company began granting shares of restricted stock in connection with its share based compensation plan. The Company computes the fair value of its service based restricted stock using the closing price of the Company’s stock at the date of grant, and compensation expense is recognized assuming a 5% estimated forfeiture rate. Restricted stock grants vest over a five year period with one-fourth vesting on each of the first, second, third and fifth anniversaries of the date of the grant. No portion of the restricted stock vests on the fourth anniversary of the date of the grant. Upon a change in control of the Company, all outstanding shares of restricted stock will become immediately vested. Compensation expense related to restricted stock is recognized over the vesting period using the accelerated expense attribution method. Periodically, the Company adjusts compensation expense based on the difference between actual and estimated forfeitures.

The following table details restricted stock activity during 2008:

		Wgtd. Avg.
	Number of	Fair Value per
	Shares	Share

Outstanding at beginning of year	1,285,454	$11.18
Granted	326,853	16.53
Expired/cancelled/forfeited	(102,119)	11.42
Lapse of restrictions	(408,580)	11.15

Outstanding at December 31, 2008 (1)	1,101,608	$12.76

(1)
At December 31, 2008, the weighted average remaining life of restricted stock outstanding was 3.1 years and the intrinsic value of restricted stock outstanding, using the closing stock price on December 31, 2008, was $7.4 million.

Note 5 — Asset Retirement Obligations
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

Asset retirement obligation at January 1, 2008	$17,451
Liabilities incurred during 2008	9,464
Liabilities settled during 2008	(20,876)
Accretion expense	1,317
Revisions in estimates	18,277

Asset retirement obligation at December 31, 2008	25,633
Less: current portion of asset retirement obligation	(8,590)

Long-term asset retirement obligation	$17,043

Note 6 — Derivatives
Estimating the fair value of derivative instruments requires valuation calculations incorporating estimates of future NYMEX prices, discount rates and price movements. As a result, the Company calculates the fair value of its commodity derivatives using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities.
The Company’s credit agreement requires that the counterparties to the Company’s hedge contracts be lenders under the credit agreement or, if not a lender under the credit agreement, rated A/A2 or higher by S&P or Moody’s. Currently, the counterparties to the Company’s existing hedge contracts are JPMorgan and Calyon, both of which are lenders under the credit agreement. To the extent the Company enters into additional hedge contracts, it expects that certain lenders under the credit agreement would serve as counterparties.

As of December 31, 2008, the Company had entered into the following oil and gas hedge contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
January – June 2009	Swap	20,000 Mmbtu	$5.62
2009	Swap	10,000 Mmbtu	$7.46
2009	Costless Collar	30,000 Mmbtu	$8.75 - 11.38
Crude Oil:
2009	Costless Collar	400 Bbls	$100.00 - 168.50
At December 31, 2008, the Company recognized an asset of $40.6 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of December 31, 2008, the Company would realize a $25.6 million gain, net of taxes, as an increase to oil and gas sales during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
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

With the adoption of SFAS 157, the Company classified its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at December 31, 2008 were in the form of swaps and costless collars based on NYMEX pricing. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of December 31, 2008 (in thousands):

Fair Value Measurements Using
	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
Instrument	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Commodity Derivatives	—	$40,571	—

The following table sets forth a reconciliation of changes in the fair value of the Company’s commodity derivative asset (liability) classified as Level 3 in the fair value hierarchy (in thousands):

Year Ended
December 31, 2008
Balance at beginning of period	$(691)
Total gains or losses (realized or unrealized):
Included in earnings	(8,284)
Included in other comprehensive income	41,262
Purchases, issuances and settlements	8,284
Transfers in and out of Level 3 (1)	(40,571)

Balance at end of period	$—

(1)
During 2008, the Company began deriving the fair value of its derivative instruments using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract.

Note 7 — Debt
During 2005, the Company and PetroQuest Energy, L.L.C. issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”). The Notes are guaranteed by the significant subsidiaries of the Company and PetroQuest Energy, L.L.C. The aggregate assets and revenues of subsidiaries not guaranteeing the Notes constituted less than 3% of the Company’s consolidated assets and revenues at and for the years ended December 31, 2008, 2007 and 2006.
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At December 31, 2008, $1.9 million had been accrued in connection with the May 15, 2009 interest payment and the Company was in compliance with all of the covenants under the Notes.
On October 2, 2008, the Company and PetroQuest Energy, L.L.C. (the “Borrower”) entered into the Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The Credit Agreement matures on February 10, 2012; provided, however, if on or prior to such date the Company prepays or refinances, subject to certain conditions, the Notes, the maturity date will be extended to October 2, 2013. As of December 31, 2008, the Company had $130 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation as of January 1 and July 1 of each year of the reserves attributable to the Company’s oil and gas properties. The initial borrowing base is fixed at $150 million until the first borrowing base redetermination, which is scheduled to occur by March 31, 2009. The Company or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be redetermined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
At December 31, 2008, the borrowing base under the Credit Agreement exceeded the Company’s outstanding borrowings by $20 million; however, as a result of the declines in commodity prices since the establishment of the borrowing base, the Company anticipates that its next regularly scheduled borrowing base redetermination, which is scheduled to occur by March 31, 2009, will result in a borrowing base of less than $150 million. As a result of the redetermination, the Company may be unable to borrow any additional funds under the Credit Agreement, and if the revised borrowing base is less than $130 million, the Company will be obligated to repay the amount by which its aggregate credit exposure under the Credit Agreement exceeds the revised borrowing base within forty-five days after the revised borrowing base is determined. At December 31, 2008, the Company had cash and cash equivalents of approximately $24 million that the Company believes would be sufficient to repay amounts that may be required as the result of the redetermined borrowing base.

The indenture governing the Notes also limits the Company’s ability to incur indebtedness under the Credit Agreement. Under the indenture the Company will not be able to incur additional indebtedness under the Credit Agreement in excess of 20% of its adjusted consolidated net tangible assets (as defined in the indenture). That calculation is based primarily on the valuation of the Company’s estimated reserves of oil and natural gas using year-end commodity prices. Until recalculated, the Company will not be able to incur new indebtedness under the Credit Agreement in excess of $93 million. While the indenture limits the amount of new indebtedness that may be incurred under the Credit Agreement, it does not restrict the amount of that indebtedness that may be outstanding under the Credit Agreement. Therefore, even though the amount of indebtedness under the Credit Agreement at December 31, 2008 exceeds 20% of the adjusted consolidated net tangible assets, the Company is not required by the indenture to reduce the amount currently outstanding.
The Credit Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, including a lien on all equipment and at least 85% of the aggregate total value of the Company’s oil and gas properties. Outstanding balances under the Credit Agreement bear interest at the alternate base rate (“ABR”) plus a margin (based on a sliding scale of 0.0% to 0.75% depending on borrowing base usage) or the adjusted LIBO rate (“Eurodollar”) plus a margin (based on a sliding scale of 1.5% to 2.25% depending on borrowing base usage). However, for the first six months of the Credit Agreement, the margin will be 0.5% for ABR loans and 2.0% for Eurodollar loans. The alternate base rate is equal to the higher of the JPMorgan Chase prime rate or the Federal Funds Effective Rate plus 0.5% per annum, and the adjusted LIBO rate is equal to the rate at which Eurodollar deposits in the London interbank market for one, two, three or six months (as selected by Borrower) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities. Outstanding letters of credit will be charged a participation fee at a per annum rate equal to the margin applicable to Eurodollar loans, a fronting fee and customary administrative fees.
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0, and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of December 31, 2008, the Company was in compliance with all of the covenants contained in the Credit Agreement.
Note 8 — Related Party Transactions
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
During 2008, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs were disbursed to Messrs. Goodson, Green, Stover and Nordberg, or their affiliates, in the amounts of $2,876,000, $1,206,000, $249,000 and $4,000, respectively. During the year ended December 31, 2007, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs were disbursed to Messrs. Goodson, Green and Stover, or their affiliates, in the amounts of $2,519,300, $1,267,100 and $62,200, respectively, and with respect to the working interests of Mr. Nordberg, revenues exceeded costs by $3,700. During the year ended December 31, 2006, revenues, net of costs were disbursed to Messrs. Goodson, Green and Stover, or their affiliates, in the amounts of $253,400, $896,200 and $98,900, respectively, and with respect to the working interests of Mr. Nordberg, revenues exceeded costs by $55,000. With respect to Mr. Goodson, gross revenues attributable to interests, properties or participation rights held by him prior to joining the Company as an officer and director on September 1, 1998 represent substantially all of the gross revenue received by him in 2008.
Periodically, the Company charters private aircraft for business purposes. During 2008 and 2007, the Company paid approximately $6,700 and $170,000, respectively, to a third party operator in connection with the Company’s use of flight hours owned by Charles T. Goodson through a fractional ownership arrangement with the third party operator. These amounts represent the cost of the hours purchased by Mr. Goodson. The Company’s use of flight hours purchased by Mr. Goodson was pre-approved by the Company’s Audit Committee and there is no agreement or obligation by or on behalf of the Company to utilize this or any other aircraft arrangement.
In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. At December 31, 2008, the Company’s joint interest billing receivable included approximately $29,000, from the related parties discussed above or their affiliates, attributable to their share of costs. This represents less than 1% of the Company’s total joint interest billing receivable at December 31, 2008.

Note 9 — Ceiling Test
The Company uses the full cost method to account for its oil and natural gas operations. Accordingly, the costs to acquire, explore for and develop oil and natural gas properties are capitalized. Capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, including the effects of cash flow hedges in place, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to ceiling test write down of oil and gas properties in the quarter in which the excess occurs.
The prices of oil and natural gas declined significantly during the third and fourth quarters of 2008. At December 31, 2008, the prices used in computing the estimated future net cash flows from the Company’s proved reserves, including the effect of hedges in place at December 31, 2008, averaged $4.86 per Mcfe and $45.21 per barrel. As a result of lower prices, and their negative impact on certain of the Company’s proved reserves and estimated future net cash flows, the Company recognized ceiling test write-downs of $266.2 million during 2008. Utilizing the Company’s cash flow hedges in place at December 31, 2008 reduced the ceiling test write-down at December 31, 2008 by approximately $45 million.
Note 10 — Investment in Oil and Gas Properties
The following tables disclose certain financial data relative to the Company’s oil and gas producing activities, which are located onshore and offshore the continental United States:
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
(amounts in thousands)

	For the Year-Ended December 31,
	2008	2007	2006
Acquisition costs:
Proved	$3,014	$1,253	$7,515
Unproved	58,826	32,833	12,744
Exploration costs:
Proved	149,811	104,669	70,526
Unproved	6,048	15,908	7,457
Development costs	118,891	71,973	61,643
Capitalized general and administrative and interest costs	21,181	14,061	10,841

Total costs incurred	$357,771	$240,697	$170,726

	For the Year-Ended December 31,
	2008	2007	2006
Accumulated depreciation, depletion and amortization (DD&A)
Balance, beginning of year	$(432,530)	$(314,869)	$(210,774)
Provision for DD&A	(131,348)	(116,384)	(82,928)
Ceiling test writedown	(266,156)	—	—
Sale of proved properties and other	(2,256)	(1,277)	(21,167)

Balance, end of year	$(832,290)	$(432,530)	$(314,869)

DD&A per Mcfe	$3.89	$3.70	$3.23

At December 31, 2008 and 2007, unevaluated oil and gas properties totaled $119,847,000 and $80,297,000, respectively, and were not subject to depletion. Unevaluated costs at December 31, 2008 included $6,048,000 of costs related to 26 exploratory wells in progress at year-end. These costs will be transferred to evaluated oil and gas properties and depreciated during 2009 upon the completion of drilling. At December 31, 2007, unevaluated costs included $15,908,000 related to exploratory wells in progress. All of these costs were transferred to evaluated oil and gas properties during 2008. The Company capitalized $10,525,000, $6,539,000 and $4,650,000 of interest during 2008, 2007 and 2006, respectively. Of the total unevaluated oil and gas property costs at December 31, 2008, $75,399,000, or 63%, was incurred in 2008, $31,332,000 was incurred in 2007 and $13,116,000 was incurred in prior years. The Company expects that the majority of the unevaluated costs at December 31, 2008 will be evaluated within the next three years.

Note 11 — Income Taxes
The Company follows the provisions of SFAS No. 109, “Accounting For Income Taxes,” which provides for recognition of deferred tax assets and liabilities for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance for any asset for which it is more likely than not will not be realized in the Company’s tax return. An analysis of the Company’s deferred taxes follows (amounts in thousands):

	December 31,
	2008	2007

Net operating loss carryforwards	$13,301	$31,542
Percentage depletion carryforward	2,619	2,928
Alternative minimum tax credit	144	105
Contributions carryforward and other	156	109
Temporary differences:
Oil and gas properties — full cost	(30,207)	(104,252)
Hedges	(15,011)	255
Compensation expense	153	153

Deferred tax liability	$(28,845)	$(69,160)

At December 31, 2007, the Company had an operating loss carryforward of $84,789,000. The Company made certain elections in its 2007 tax return, prepared during 2008, to utilize tax attributes expiring during the 2007 tax year. As a result, the Company’s operating loss carryforward as reported on its 2007 tax return was $45,661,000. The adjustment to the Company’s operating loss carryforward was offset by an increase to the temporary difference related to oil and gas properties and thus resulted in no change to the Company’s net deferred tax position at December 31, 2007.
At December 31, 2008, the Company had $35,755,000 of operating loss carryforwards. If not utilized, approximately $3,648,000 of such carryforwards would expire in 2009 and the remainder would completely expire by the year 2026. The Company has available for tax reporting purposes $7,483,000 in statutory depletion deductions that may be carried forward indefinitely.
Income tax expense (benefit) for each of the years ended December 31, 2008, 2007 and 2006 was different than the amount computed using the Federal statutory rate (35%) for the following reasons (amounts in thousands):

	For the Year-Ended December 31,
	2008	2007	2006

Amount computed using the statutory rate	$(53,389)	$22,499	$13,507
Increase (reduction) in taxes resulting from:
State & local taxes	(3,357)	1,414	849
Percentage depletion carryforward	310	(860)	(74)
Non-deductible stock option expense (1)	490	462	195
Other	365	149	127

Income tax expense (benefit)	$(55,581)	$23,664	$14,604

(1)	Relates to compensation expense recognized on the vesting of Incentive Stock Options.

Note 12 — Commitments and Contingencies
The Company is a party to ongoing litigation in the normal course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material.
Lease Commitments
The Company has operating leases for office space and equipment, which expire on various dates through 2013.
Future minimum lease commitments as of December 31, 2008 under these operating leases are as follows (in thousands):

2009	$1,070
2010	1,039
2011	893
2012	750
2013	63
Thereafter	—

$3,815

From July 2003 through April 2006, the Company subleased office space to third parties. For the year ended December 31, 2006, the Company received $28,000 relative to subleased office space. Total rent expense under operating leases, net of amounts received under sublease arrangements, was approximately $965,000, $910,000 and $752,000 in 2008, 2007 and 2006, respectively.
Note 13 — Oil and Gas Reserve Information — Unaudited
The Company’s net proved oil and gas reserves at December 31, 2008 have been estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates.
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
During 2008, the Company increased its estimated proved reserves by 18%. This increase was primarily due to the Company’s continued drilling success in Oklahoma and Arkansas. The Company added approximately 57 Bcfe of proved reserves in these areas during 2008 as a result of drilling 126 gross wells with a 100% success rate. Offsetting the discoveries in Oklahoma and Arkansas were negative reserve revisions primarily caused by the impact of lower oil and gas prices at December 31, 2008. Overall, the Company had a 96% drilling success rate during 2008 on 150 gross wells drilled.

The following table sets forth an analysis of the Company’s estimated quantities of net proved and proved developed oil (including condensate) and gas reserves, all located onshore and offshore the continental United States:

	Oil	Natural Gas
	in	and NGL in
	MBbls	MMcfe
Proved reserves as of December 31, 2005	3,642	109,115
Revisions of previous estimates	(197)	2,744
Extensions, discoveries and other additions	773	34,498
Purchase of producing properties	—	—
Sale of producing properties	(792)	(6,676)
Production	(695)	(21,528)

Proved reserves as of December 31, 2006	2,731	118,153
Revisions of previous estimates	109	14,047
Extensions, discoveries and other additions	366	37,590
Purchase of producing properties	234	173
Sale of producing properties	(18)	(2,529)
Production	(1,080)	(24,966)

Proved reserves as of December 31, 2007	2,342	142,468
Revisions of previous estimates	(21)	(11,126)
Extensions, discoveries and other additions	499	69,800
Purchase of producing properties	62	1,047
Sale of producing properties	—	(295)
Production	(681)	(29,708)

Proved reserves as of December 31, 2008	2,201	172,186

Proved developed reserves

As of December 31, 2006	2,528	81,487

As of December 31, 2007	2,070	95,639

As of December 31, 2008	2,030	124,020

The following tables (amounts in thousands) present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the FASB. Future production and development costs are based on current costs with no escalations. Estimated future cash flows have been discounted to their present values based on a 10% annual discount rate.

	December 31,
Standardized Measure	2008	2007	2006

Future cash flows	$889,732	$1,155,236	$786,829
Future production costs	(275,117)	(240,849)	(168,037)
Future development costs	(148,167)	(134,993)	(102,778)
Future income taxes	(14,479)	(143,683)	(70,615)

Future net cash flows	451,969	635,711	445,399

10% annual discount	(137,182)	(188,453)	(112,566)

Standardized measure of discounted future net cash flows	$314,787	$447,258	$332,833

	Year Ended December 31,
Changes in Standardized Measure	2008	2007	2006

Standarized measure at beginning of year	$447,258	$332,833	$483,412
Sales and transfers of oil and gas produced, net of production costs	(259,950)	(206,477)	(152,550)
Changes in price, net of future production costs	(172,214)	153,961	(221,118)
Extensions and discoveries, net of future production and development costs	147,089	95,850	124,138
Changes in estimated future development costs, net of development costs incurred during this period	36,567	12,014	18,016
Revisions of quantity estimates	(25,037)	66,025	5,199
Accretion of discount	54,065	38,431	63,973
Net change in income taxes	80,988	(41,913)	104,841
Purchase of reserves in place	1,944	14,108	—
Sale of reserves in place	(1,378)	(9,293)	(70,765)
Changes in production rates (timing) and other	5,455	(8,281)	(22,313)

Standardized measure at end of year	$314,787	$447,258	$332,833

The weighted average prices of oil and gas used for the above tables at December 31, 2008, 2007 and 2006 were $41.53, $96.83 and $59.85 per barrel, respectively, and $4.64, $6.52 and $5.28 per Mcfe, respectively. The Company’s cash flow amounts include a reduction for estimated plugging and abandonment costs that have also been reflected as a liability on the balance sheet at December 31, 2008 and 2007, in accordance with SFAS No. 143.

Note 14 — Summarized Quarterly Financial Information — Unaudited
Summarized quarterly financial information is as follows (amounts in thousands except per share data):

	Quarter Ended
	March-31	June-30	September-30	December-31
2008:
Revenues	$76,550	$92,868	$78,276	$66,264
Income (loss) from operations (1)	24,719	36,793	28,847	(242,900)
Net income (loss) available to common stockholders (1)	14,161	21,775	16,758	(154,794)
Earnings (loss) per share:
Basic	$0.29	$0.45	$0.34	$(3.14)
Diluted	$0.28	$0.41	$0.32	$(3.14)

2007:
Revenues	$63,527	$66,556	$65,169	$67,082
Income from operations	17,351	15,504	12,908	18,520
Net income available to common stockholders	10,814	9,630	7,964	10,837
Earnings per share:
Basic	$0.23	$0.20	$0.16	$0.22
Diluted	$0.22	$0.19	$0.16	$0.22

(1)
Income from operations and net income available to common stockholders reported during the three months ended September 30, 2008 include a gain on the sale of gas gathering systems totaling $26.7 million (see Note 1). Loss from operations and net loss available to common stockholders reported during the three months ended December 31, 2008 include a non-cash ceiling test write-down of $246.8 million (see Note 9).

EXHIBIT INDEX

Exhibit No.	Description

2.1
Plan and Agreement of Merger by and among Optima Petroleum Corporation, Optima Energy (U.S.) Corporation, its wholly-owned subsidiary, and Goodson Exploration Company, NAB Financial L.L.C., Dexco Energy, Inc., American Explorer, L.L.C. (incorporated herein by reference to Appendix G of the Proxy Statement on Schedule 14A filed July 22, 1998).

3.1	Certificate of Incorporation of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 16, 1998).

3.2	Bylaws of PetroQuest Energy, Inc., as amended of December 20, 2007 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed December 21, 2007).

3.3	Certificate of Domestication of Optima Petroleum Corporation (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed September 16, 1998).

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

4.2	Form of Rights Certificate (incorporated herein by reference to Exhibit C of the Rights Agreement attached as Exhibit 1 to Form 8-A filed November 9, 2001).

4.3
Indenture, dated May 11, 2005, among PetroQuest Energy, Inc., PetroQuest Energy, LLC, the Subsidiary Guarantors identified therein, and the Bank of New York Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed May 11, 2005).

†10.1
PetroQuest Energy, Inc. 1998 Incentive Plan, as amended and restated effective May 14, 2008 (the “Incentive Plan”) (incorporated herein by reference to Appendix A of the Proxy Statement on Schedule 14A filed April 9, 2008).

†*10.2
Form of Incentive Stock Option Agreement for executive officers (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Stephen H. Green, Mark K. Stover, Dalton F. Smith III and J. Bond Clement) under the Incentive Plan.

†*10.3	Form of Nonstatutory Stock Option Agreement under the Incentive Plan.

†*10.4
Form of Restricted Stock Agreement for executive officers (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Stephen H. Green, Mark K. Stover, Dalton F. Smith III and J. Bond Clement) under the Incentive Plan.

†10.5	PetroQuest Energy, Inc. Annual Cash Bonus Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed August 18, 2006).

†10.6	Amendment to the PetroQuest Energy, Inc. Annual Cash Bonus Plan (incorporated herein by reference to Exhibit 10.7 to Form 8-K filed January 6, 2009).

Exhibit No.	Description

10.7
Second Amended and Restated Credit Agreement dated as of November 18, 2005, among PetroQuest Energy, LLC, PetroQuest Energy, Inc., JP Morgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 23, 2005).

10.8
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

10.9
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

10.10
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

10.11
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

10.12
Amendment No. 5 to Second Amended and Restated Credit Agreement, dated effective as of April 1, 2008, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., Pittrans, Inc., TDC Energy LLC, JPMorgan Chase Bank, N.A. as lender, agent and issuer of letters of credit, Macquarie Bank Limited as lender, and Calyon New York Branch as lender and syndication agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed April 25, 2008).

10.13
Credit Agreement dated as of October 2, 2008, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed October 6, 2008).

†10.14
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Charles T. Goodson and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed January 6, 2009).

†10.15
Amended Executive Employment Agreement dated effective as of December 31, 2008, between W. Todd Zehnder and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed January 6, 2009).

†10.16
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Arthur M. Mixon, III and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed January 6, 2009).

†10.17
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Daniel G. Fournerat and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed January 6, 2009).

†10.18
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Stephen H. Green and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed January 6, 2009).

Exhibit No.	Description

†*10.19	Amended Executive Employment Agreement dated effective as of December 31, 2008, between Mark K. Stover and PetroQuest Energy, Inc.

†*10.20	Amended Executive Employment Agreement dated effective as of December 31, 2008, between Dalton F. Smith III and PetroQuest Energy, Inc.

†*10.21	Amended Executive Employment Agreement dated effective as of December 31, 2008, between J. Bond Clement and PetroQuest Energy, Inc.

†10.22
Form of Amended Termination Agreement between the Company and each of its executive officers, including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Stephen H. Green, Mark K. Stover, Dalton F. Smith III and J. Bond Clement (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed January 6, 2009).

†10.23
Form of Indemnification Agreement between PetroQuest Energy, Inc. and each of its directors and executive officers, including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Stephen H. Green, Mark K. Stover, Dalton F. Smith III, J. Bond Clement, William W. Rucks, IV, E. Wayne Nordberg, Michael L. Finch, W.J. Gordon, III and Charles F. Mitchell, II (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed March 13, 2002).

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Form 10-K filed March 8, 2006).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Ryder Scott Company, L.P.

*23.3	Consent of Netherland, Sewell and Associates, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

(b)	Exhibits. See Item 15 (a) (3) above.

(c)	Financial Statement Schedules. None