Form 10-Q
period 2009-06-30
PETROQUEST ENERGY INC
filed 2009-08-06
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2009 there were 62,330,445 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$78,583	$23,964
Revenue receivable	13,375	20,074
Joint interest billing receivable	11,388	24,259
Hedging asset	34,453	40,571
Prepaid drilling costs	2,165	11,523
Drilling pipe inventory	24,485	25,898
Other current assets	4,048	1,530

Total current assets	168,497	147,819

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,253,179	1,225,304
Unevaluated oil and gas properties	113,587	119,847
Accumulated depreciation, depletion and amortization	(989,558)	(832,290)

Oil and gas properties, net	377,208	512,861
Gas gathering assets	4,644	4,644
Accumulated depreciation and amortization of gas gathering assets	(1,049)	(900)

Total property and equipment	380,803	516,605

Other assets, net of accumulated depreciation and amortization of $7,273 and $6,237, respectively	5,182	5,825

Total assets	$554,482	$670,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$23,052	$70,643
Advances from co-owners	200	5,349
Oil and gas revenue payable	6,660	15,305
Accrued interest and preferred stock dividend	3,239	3,696
Asset retirement obligation	6,922	8,590
Other accrued liabilities	2,837	4,094

Total current liabilities	42,910	107,677
Bank debt	130,000	130,000
10 3/8% Senior Notes	149,129	148,998
Asset retirement obligation	16,608	17,043
Deferred income taxes	—	28,845
Other liabilities	199	199
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 61,097 and 49,319 shares, respectively	61	49
Paid-in capital	257,311	216,253
Accumulated other comprehensive income	21,850	25,560
Accumulated deficit	(63,587)	(4,376)

Total stockholders’ equity	215,636	237,487

Total liabilities and stockholders’ equity	$554,482	$670,249

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Oil and gas sales	$55,376	$90,614	$114,610	$165,433
Gas gathering revenue	(115)	2,254	100	3,985

	55,261	92,868	114,710	169,418

Expenses:
Lease operating expenses	8,373	9,900	19,506	20,097
Production taxes	846	3,538	3,020	6,429
Depreciation, depletion and amortization	18,374	32,029	50,193	62,127
Ceiling test writedown	—	—	103,582	—
Gas gathering costs	88	826	167	1,774
General and administrative	4,197	7,149	9,022	12,316
Accretion of asset retirement obligation	472	301	1,124	548
Interest expense	3,388	2,390	6,564	4,889

	35,738	56,133	193,178	108,180

Gain on sale of assets	—	—	485	—
Other income (expense)	(2,339)	58	(5,309)	274

Income (loss) from operations	17,184	36,793	(83,292)	61,512

Income tax expense (benefit)	8,151	13,733	(26,648)	23,008

Net income (loss)	9,033	23,060	(56,644)	38,504

Preferred stock dividend	1,287	1,285	2,567	2,568

Net income (loss) available to common stockholders	$7,746	$21,775	$(59,211)	$35,936

Earnings per common share:
Basic
Net income (loss) per share	$0.15	$0.43	$(1.20)	$0.72

Diluted
Net income (loss) per share	$0.15	$0.41	$(1.20)	$0.69

Weighted average number of common shares:
Basic	49,631	48,847	49,489	48,663

Diluted	50,188	56,011	49,489	55,720

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(56,644)	$38,504
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	(26,648)	23,008
Depreciation, depletion and amortization	50,193	62,127
Ceiling test writedown	103,582	—
Gain on sale of assets	(485)	—
Accretion of asset retirement obligation	1,124	548
Inventory impairment	861	—
Share based compensation expense	3,525	4,671
Amortization costs and other	748	724
Payments to settle asset retirement obligations	(591)	(6,690)
Changes in working capital accounts:
Revenue receivable	6,699	(15,347)
Joint interest billing receivable	12,871	1,594
Prepaid drilling costs	9,910	(9,501)
Accounts payable and accrued liabilities	(51,864)	(7,328)
Advances from co-owners	(5,149)	23,230
Other	(2,638)	(4,746)

Net cash provided by operating activities	45,494	110,794

Cash flows from investing activities:
Investment in oil and gas properties	(30,811)	(167,398)
Investment in gas gathering assets	—	(4,061)
Proceeds from sale of oil and gas properties	4,772	1,911

Net cash used in investing activities	(26,039)	(169,548)

Cash flows from financing activities:
Net proceeds from (payments for) share based compensation	(234)	1,594
Deferred financing costs	(63)	(96)
Net proceeds from common stock offering	38,030	—
Payment of preferred stock dividend	(2,569)	(2,870)
Repayment of bank borrowings	—	(15,500)

Proceeds from bank borrowings	—	68,000

Net cash provided by financing activities	35,164	51,128

Net increase (decrease) in cash and cash equivalents	54,619	(7,626)

Cash and cash equivalents, beginning of period	23,964	16,909

Cash and cash equivalents, end of period	$78,583	$9,283

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,509	$8,811

Income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$9,033	$23,060	$(56,644)	$38,504
Change in fair value of derivative instruments, accounted for as hedges, net of tax benefit of $8,151, $9,718, $2,198 and $16,029, respectively	(13,846)	(16,546)	(3,710)	(27,292)

Comprehensive income (loss)	$(4,813)	$6,514	$(60,354)	$11,212

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 Basis of Presentation
The consolidated financial information for the three- and six-month periods ended June 30, 2009 and 2008, respectively, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2009 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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
Note 2 Common Stock Offering
On June 30, 2009, the Company completed the public offering of 11.5 million shares of its common stock, which included the issuance of 1.5 million shares pursuant to the underwriters’ over-allotment option. The Company intends to use the net proceeds from the offering of approximately $38 million for general corporate purposes, including funding capital expenditures related to its exploration and development drilling program.
Note 3 Earnings Per Share
Effective January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. EITF 03-6-1 (FSP 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share using the two-class method described in Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share.” As a result of adoption, the Company’s earnings per share for the 2009 periods have been calculated in accordance with FSP 03-6-1 and the Company retrospectively adjusted the calculation of earnings per share for the 2008 periods. The previously reported basic earnings per share for the second quarter and six month periods of 2008 were $0.45 and $0.74, respectively. The previously reported diluted earnings per share for the second quarter and six month periods of 2008 were $0.41 and $0.69, respectively.

A reconciliation between basic and diluted earnings (loss) per share computations (in thousands, except per share amounts) is as follows:

	Income	Shares	Per
For the Three Months Ended June 30, 2009	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$7,746	49,631
Attributable to participating securities	(208)	—

BASIC EPS	$7,538	49,631	$0.15

Effect of dilutive securities:
Stock options	—	202
Restricted stock	208	355
Series B preferred stock	—	—

DILUTED EPS	$7,746	50,188	$0.15

	Income	Shares	Per
For the Three Months Ended June 30, 2008	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$21,775	48,847
Attributable to participating securities	(599)	—

BASIC EPS	$21,176	48,847	$0.43

Effect of dilutive securities:
Stock options	—	1,257
Restricted stock	599	759
Series B preferred stock	1,285	5,148

DILUTED EPS	$23,060	56,011	$0.41

	Loss	Shares	Per
For the Six Months Ended June 30, 2009	(Numerator)	(Denominator)	Share Amount

BASIC EPS
Net loss available to common stockholders	$(59,211)	49,489	$(1.20)

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Series B preferred stock	—	—

DILUTED EPS	$(59,211)	49,489	$(1.20)

	Income	Shares	Per
For the Six Months Ended June 30, 2008	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$35,936	48,663
Attributable to participating securities	(904)	—

BASIC EPS	$35,032	48,663	$0.72

Effect of dilutive securities:
Stock options	—	1,192
Restricted stock	904	717
Series B preferred stock	2,568	5,148

DILUTED EPS	$38,504	55,720	$0.69

Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the three-month period ended June 30, 2009 because the inclusion would have been anti-dilutive. Restricted stock and stock options totaling 514,768 shares and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the six-month period ended June 30, 2009 because the inclusion would have been anti-dilutive as a result of the net loss reported for the period.

During each of the three and six month periods ended June 30, 2009, there were approximately 1.7 million options to purchase shares of common stock outstanding, that had exercise prices in excess of the average market price of the common shares. Options to purchase 100,000 and 130,000 shares of common stock were outstanding during the three and six months ended June 30, 2008, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were in excess of the average market price of the common shares.
Note 4 Long-Term Debt
During 2005, the Company and PetroQuest Energy, L.L.C. issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”). At June 30, 2009, the estimated fair value of the Notes was $129.7 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At June 30, 2009, $1.9 million had been accrued in connection with the November 15, 2009 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
On October 2, 2008, the Company and PetroQuest Energy, L.L.C. (the “Borrower”) entered into the Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The Credit Agreement matures on February 10, 2012; provided, however, if on or prior to such date the Company prepays or refinances, subject to certain conditions, the Notes, the maturity date will be extended to October 2, 2013. As of June 30, 2009 the Company had $130 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. The current borrowing base, which was based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1, 2009, is $130 million. The next borrowing base redetermination is scheduled to occur by September 30, 2009. If the borrowing base is further reduced, the Company would be obligated to repay the amount by which its aggregate credit exposure under the Credit Agreement may exceed the revised borrowing base within forty-five days after the revised borrowing base is determined. The Company or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
The indenture governing the Notes also limits the Company’s ability to incur indebtedness under the Credit Agreement. Under the indenture, the Company will not be able to incur additional secured indebtedness under the Credit Agreement if at the time of such incurrence, the total amount of indebtedness under the Credit Agreement is in excess of the greater of (i) $75 million and (ii) 20% of its ACTNA (as defined in the indenture). That calculation is based primarily on the valuation of the Company’s estimated reserves of oil and natural gas using the prior year-end commodity prices. Based upon the level of borrowings outstanding at June 30, 2009, the Company is currently not able to incur new indebtedness under the Credit Agreement. While the indenture limits the amount of new indebtedness that may be incurred under the Credit Agreement, it does not restrict the amount of indebtedness that may be outstanding under the Credit Agreement. Therefore, even though the amount of indebtedness under the Credit Agreement at June 30, 2009 exceeds the limit described above, the Company is not required by the indenture to reduce the amount currently outstanding. If the Company reduces the borrowings currently outstanding under the Credit Agreement, the indenture may limit the amounts that could be re-borrowed thereunder, in accordance with the limit described above, even though such re-borrowings would be permitted under the Credit Agreement.
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

The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0, a minimum liquidity of $10 million and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of June 30, 2009, the Company was in compliance with all of the covenants contained in the Credit Agreement.
Note 5 Asset Retirement Obligation
The Company accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which requires recording the fair value of an asset retirement obligation associated with tangible long-lived assets in the period incurred. Asset retirement obligations associated with long-lived assets included within the scope of SFAS 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction under the doctrine of promissory estoppel. The Company has legal obligations to plug, abandon and dismantle existing wells and facilities that it has acquired and constructed.
The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligation at January 1, 2009	$25,633
Liabilities incurred during 2009	18
Liabilities settled during 2009	(591)
Accretion expense	1,124
Revisions in estimated cash flows	(2,654)

Asset retirement obligation at June 30, 2009	23,530

Less: current portion of asset retirement obligation	(6,922)

Long-term asset retirement obligation	$16,608

The costs of oilfield related services and materials have declined since December 31, 2008 as a result of the sharp decline in commodity prices and the associated decline in the demand for these services. During the first half of 2009, the Company recorded a $2.7 million downward revision to its asset retirement obligation to reflect the estimated decline in abandonment costs since December 31, 2008.
Note 6 Share Based Compensation
The Company accounts for share-based compensation in accordance with SFAS 123 (revised 2004) “Share Based Payment” (“SFAS 123(R)”). Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation for the periods ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options:
Incentive Stock Options	$146	$321	$440	$670
Non-Qualified Stock Options	448	698	1,117	1,232
Restricted stock	751	1,320	1,968	2,769

Share based compensation	$1,345	$2,339	$3,525	$4,671

Note 7 Ceiling Test
The Company uses the full cost method to account for its oil and gas properties. Accordingly, the costs to acquire, explore for and develop oil and gas properties are capitalized. Capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, including the effects of cash flow hedges in place, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to ceiling test write down of oil and gas properties in the quarter in which the excess occurs.
The prices of oil and natural gas have declined significantly since June 2008. At March 31, 2009, the prices used in computing the estimated future net cash flows from the Company’s proved reserves, including the effect of hedges in place at March 31, 2009, averaged $3.87 per Mcfe and $52.34 per barrel. As a result of lower prices and their negative impact on certain of the Company’s proved reserves and estimated future net cash flows, the Company recognized a ceiling test write-down of $103.6 million at March 31, 2009.
Note 8 Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. The Company accounts for commodity derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. When the conditions for hedge accounting specified in SFAS 133 are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative would be recorded in the income statement as derivative income or expense. At June 30, 2009, the Company’s outstanding derivative instruments were considered effective cash flow hedges.
Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $22,441,000 and ($7,787,000) and oil hedges of $1,470,000 and ($2,121,000) for the three months ended June 30, 2009 and 2008, respectively. For the six-month periods ended June 30, 2009 and 2008, oil and gas sales include additions (reductions) related to the settlement of gas hedges of $36,419,000 and ($7,613,000) and oil hedges of $3,515,000 and ($2,937,000), respectively.
As of June 30, 2009, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
July-December 2009	Swap	27,500 Mmbtu	$5.85
July-December 2009	Costless Collar	30,000 Mmbtu	$8.75 – 11.38
2010	Costless Collar	10,000 Mmbtu	$6.00 – 7.15
Crude Oil:
July-December 2009	Costless Collar	400 Bbls	$100.00 – 168.50
All of the Company’s derivative instruments at June 30, 2009 were designated as hedging instruments under SFAS 133. The following tables reflect the fair value of the Company’s derivative instruments in the consolidated financial statements as of and for the three and six months ended June 30, 2009 (in thousands):
Effect of Derivative Instruments on the Consolidated Balance Sheet

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value
Commodity Derivatives	Hedging asset	$34,453	N/A	$—
	Other assets	211	N/A

		$34,664

Effect of Derivative Instruments on the Consolidated Statement of Operations for the three months ended June 30, 2009:

	Amount of Loss	Location of	Amount of Gain
	Recognized in Other	Gain Reclassified	Reclassified into
Instrument	Comprehensive Income	into Income	Income

Commodity Derivatives	$(13,846)	Oil and gas sales	$23,911
Effect of Derivative Instruments on the Consolidated Statement of Operations for the six months ended June 30, 2009:

	Amount of Loss	Location of	Amount of Gain
	Recognized in Other	Gain Reclassified	Reclassified into
Instrument	Comprehensive Income	into Income	Income

Commodity Derivatives	$(3,710)	Oil and gas sales	$39,934
Based on estimated future commodity prices as of June 30, 2009, the Company would realize a $21.6 million gain, net of taxes, as an increase in oil and gas sales during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
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

With the adoption of SFAS 157, the Company classified its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at June 30, 2009 were in the form of swaps and costless collars based on NYMEX pricing. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of June 30, 2009 (in thousands):

Fair Value Measurements Using
	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
Instrument	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Commodity Derivatives	$—	$34,664	$—
Note 9 Other Expense
Other expense during the three and six month periods ended June 30, 2009 includes approximately $2.4 million and $4.6 million, respectively, related to payments made in connection with a drilling rig contract. As a result of the significant decline in natural gas prices, during 2009 the Company elected to idle this drilling rig. Because there is no corresponding asset to record in connection with the fixed payments required under this contract, regardless of actual rig usage, the costs are recorded as a component of other expense. This contract expired during July 2009.

Note 10 Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of the ceiling test write-downs realized during 2008 and the first quarter of 2009, the Company has incurred a cumulative three-year loss. As a result of this cumulative loss and the impact it has on the determination of the recoverability of deferred tax assets through future earnings, the Company established a valuation allowance of $2.5 million at March 31, 2009 for a portion of the deferred tax asset associated with its net operating loss carryforwards. The Company recorded a $1.7 million adjustment at June 30, 2009 to increase the valuation allowance to $4.2 million, the impact of which is included in the effective tax rate for the second quarter of 2009.
Note 11 Subsequent Events
As of August 6, 2009, which is the date these financial statements were issued, the Company completed its review and analysis of potential subsequent events and none were identified.
Note 12 New Accounting Standards
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
Effective January 1, 2009, the Company adopted FSP 03-6-1. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method described in SFAS 128. See Note 3 regarding the impact of the adoption on the Company’s calculation of earnings per share.
In April 2009, the FASB issued FSPs to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhance consistency in financial reporting by increasing the frequency of fair value disclosures. These FSPs are effective for interim and annual periods ending after June 15, 2009 and the Company adopted the provisions of these FSPs for the period ending June 30, 2009. The adoption of these FSPs did not have a material impact on the Company’s financial position or results of operations.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist. This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The Company adopted the statement for the period ending June 30, 2009. The adoption of this statement did not have an impact on the Company’s financial position or results of operations.

On December 29, 2008, the SEC adopted new rules related to modernizing accounting and disclosure requirements for oil and natural gas companies. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. A significant change to the rules involves the pricing at which reserves are measured. The new rules utilize a 12-month average price using beginning of the month pricing (January 1 to December 1) to report oil and natural gas reserves rather than year-end prices. In addition, the 12-month average will also be used to measure ceiling test impairments and to compute depreciation, depletion and amortization. The new rules are effective January 1, 2010 with first reporting for calendar year companies in their 2009 annual reports. Early adoption is not permitted. The Company has not completed its evaluation of the impact of the new rules on its accounting and disclosure.

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
In response to the impact that the decline in commodity prices has had on our cash flow and the deteriorated condition of the financial markets caused by the global financial crisis, we have shifted our focus during 2009 from increasing production and reserves to building liquidity and strengthening our balance sheet. As a result, our expected 2009 drilling capital expenditures, which include capitalized interest and overhead, are expected to range between $60 million and $80 million, with only approximately $50 million of that amount fully committed to be spent. This budget is significantly reduced as compared to our 2008 drilling capital expenditures, including capitalized interest and overhead, of approximately $296 million.
We plan to fund our 2009 drilling capital expenditures with cash flow from operations. Because we operate the majority of our proved reserves, we expect to be able to control the timing of a substantial portion of our capital investments. As a result of this flexibility, we plan to actively manage our 2009 capital budget to stay under our projected cash flow from operations, with a goal of building liquidity and strengthening our balance sheet. In order to further build liquidity and strengthen our balance sheet, during June 2009 we completed the public offering of 11.5 million shares of our common stock. We received net proceeds from the offering of approximately $38 million, which we plan to use for general corporate purposes, including funding capital expenditures related to our exploration and development drilling program.
As a result of our reduced capital expenditures in 2009, we expect that our production volumes for 2009 will generally approximate those achieved in 2008. While our production for the six months ended June 30, 2009 was 14% higher than the corresponding period during 2008, as a result of the reduction in capital spending, we expect that production volumes for the remainder of 2009 will decline as compared to volumes produced during the six months ended June 30, 2009. In addition, as a result of our significantly reduced 2009 capital expenditure budget, combined with the impact of lower commodity prices, we expect that our proved reserves at December 31, 2009 will decline as compared to our proved reserves at December 31, 2008. Our ability to grow both reserves and production in the future will be highly dependent upon commodity prices, which will also impact our capital expenditure budgets. If commodity prices do not improve, our proved reserves and production could continue to decline.

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
On December 29, 2008, the SEC adopted new rules related to modernizing accounting and disclosure requirements for oil and natural gas companies. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. A significant change to the rules involves the pricing at which reserves are measured. The new rules utilize a 12-month average price using beginning of the month pricing (January 1 to December 1) to report oil and natural gas reserves rather than year-end prices. In addition, the 12-month average will also be used to measure ceiling test impairments and to compute depreciation, depletion and amortization. The new rules are effective January 1, 2010 with first reporting for calendar year companies in their 2009 annual reports. Early adoption is not permitted. We have not completed our evaluation of the impact of the new rules on our accounting and disclosure.
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
Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At June 30, 2009, our derivative instruments were considered effective cash flow hedges.
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

Effective January 1, 2009, we adopted FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1 (“FSP 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. See Note 3 regarding the impact of the adoption of this FSP on our calculation of earnings per share.
In April 2009, the FASB issued FSPs to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhance consistency in financial reporting by increasing the frequency of fair value disclosures. These FSPs are effective for interim and annual periods ending after June 15, 2009 and we adopted the provisions of these FSPs for the period ending June 30, 2009. The adoption of these FSPs did not have a material impact on our financial position or results of operations.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist. This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We adopted the statement for the period ending June 30, 2009. The adoption of this statement did not have an impact on our financial position or results of operations.
Results of Operations
The following table sets forth certain information with respect to our oil and gas operations for the periods noted. These historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Production:
Oil (Bbls)	138,788	172,804	313,599	366,580
Gas (Mcf)	7,728,284	7,380,648	16,775,499	14,108,476
Total Production (Mcfe)	8,561,012	8,417,472	18,657,093	16,307,956

Sales:
Total oil sales	$9,424,297	$19,437,078	$18,703,580	$37,666,918
Total gas sales	45,951,367	71,176,412	95,906,225	127,765,877

Total oil and gas sales	$55,375,664	$90,613,490	$114,609,805	$165,432,795

Average sales prices:
Oil (per Bbl)	$67.90	$112.48	$59.64	$102.75
Gas (per Mcf)	5.95	9.64	5.72	9.06
Per Mcfe	6.47	10.76	6.14	10.14
The above sales and average sales prices include additions (reductions) related to the settlement of gas hedges of $22,441,000 and ($7,787,000) and the settlement of oil hedges of $1,470,000 and ($2,121,000) for the three months ended June 30, 2009 and 2008, respectively. The above sales and average sales prices include additions (reductions) related to the settlement of gas hedges of $36,419,000 and ($7,613,000) and the settlement of oil hedges of $3,515,000 and ($2,937,000) for the six months ended June 30, 2009 and 2008, respectively.

Net income available to common stockholders totaled $7,746,000 and $21,775,000 for the quarters ended June 30, 2009 and 2008, respectively, while net income (loss) available to common stockholders for the six-month periods ended June 30, 2009 and 2008 totaled ($59,211,000) and $35,936,000, respectively. The decrease during the 2009 periods was primarily attributable to the following:
Production. Oil production during the three- and six-month periods ended June 30, 2009 decreased 20% and 14%, respectively, from the comparable 2008 periods primarily due to normal production declines at our Ship Shoal 72 and Turtle Bayou Fields, which produce approximately half of our total oil production. Partially offsetting these declines was the inception of production at our Pelican Point prospect in May 2008, which accounted for approximately 13% of our total oil production during the six month 2009 period.
Gas production during the three- and six-month periods ended June 30, 2009 increased 5% and 19%, respectively, from the comparable periods in 2008. The increase in gas production was primarily the result of our drilling success during 2008 in our longer life basins, where the production is primarily natural gas, as well as discoveries at our Pelican Point and The Bluffs prospects in South Louisiana. Overall, production during the first half of 2009 was 14% higher than the 2008 period.
Although we have achieved Company records for production in each of the last five years, in response to low commodity prices, we have reduced our 2009 drilling activities. As a result, we expect that production in 2009 will generally approximate 2008 volumes and that production volumes for the second half of 2009 will be lower than volumes produced during the six months ended June 30, 2009.
Prices. Including the effects of our hedges, average oil prices per barrel for the quarter and six months ended June 30, 2009 were $67.90 and $59.64, respectively, as compared to $112.48 and $102.75, respectively, for the 2008 periods. Average gas prices per Mcf for the quarter and six months ended June 30, 2009 were $5.95 and $5.72, respectively, as compared to $9.64 and $9.06 for the respective 2008 periods. Stated on an Mcfe basis, unit prices received during the quarter and six months ended June 30, 2009 were 40% and 39% lower than the prices received during the comparable 2008 periods.
Revenue. Including the effects of hedges, oil and gas sales during the quarter and six months ended June 30, 2009 decreased 39% and 31% to $55,376,000 and $114,610,000, respectively, as compared to oil and gas sales of $90,614,000 and $165,433,000 during the 2008 periods. The decrease in sales during the 2009 periods was the result of lower commodity prices, offset in part by higher gas production. We believe that based on current economic conditions, it is possible that commodity prices, particularly prices for natural gas, could decline further during 2009. Further declines in commodity prices would negatively impact our 2009 oil and gas sales.
Expenses. Lease operating expenses for the three- and six-month periods ended June 30, 2009 decreased to $8,373,000 and $19,506,000, respectively, as compared to $9,900,000 and $20,097,000, respectively, during the 2008 periods. Per unit operating expenses totaled $0.98 and $1.05, per Mcfe during the three- and six-month periods of 2009, respectively, as compared to $1.18 and $1.23 per Mcfe during the 2008 periods. The decrease in lease operating expenses was primarily due to the decline in costs of services and materials in the markets in which we operate as the demand for such materials and services has weakened as a result of the substantial decline in commodity prices and the overall condition of the oil and gas industry and the global economy.
Production taxes during the quarter and six months ended June 30, 2009 totaled $846,000 and $3,020,000, respectively, as compared to $3,538,000 and $6,429,000 during the 2008 periods. Our production taxes are primarily based on the value of the oil and gas we produce. The decrease in 2009 production taxes is primarily due to the impact of lower commodity prices realized for the production from our Oklahoma, Arkansas and Texas properties. In addition, during the second quarter of 2009, we received a production tax refund of $570,000 related to certain of our horizontal wells in Oklahoma that qualify for a forty-eight month production tax exemption. Offsetting these decreases was a 7% increase in the Louisiana gas severance tax rate effective July 1, 2008. On July 1, 2009, the Louisiana gas severance tax rate was increased by an additional 15%.
General and administrative expenses during the quarter and six months ended June 30, 2009 decreased 41% and 27% to $4,197,000 and $9,022,000, respectively, as compared to expenses of $7,149,000 and $12,316,000 during the comparable 2008 periods. We capitalized $2,195,000 and $4,227,000, respectively of general and administrative costs during the three- and six-month periods ended June 30, 2009 and $4,178,000 and $6,527,000 during the comparable 2008 periods. The decline in general and administrative expense during the 2009 periods was in part due to lower non-cash share based compensation during the three and six month periods ended June 30, 2009, as compared to the corresponding 2008 periods. In addition, during May 2008, we incurred compensation expense of approximately $2.5 million, or approximately $1.2 million net of capitalization, related to the election to pay employee taxes on the vesting of certain restricted stock grants. There was no similar expense incurred during 2009. Overall, we expect that general and administrative costs during 2009 will continue to be less than 2008 amounts.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the quarter and six months ended June 30, 2009 totaled $18,087,000, or $2.11 per Mcfe, and $49,625,000, or $2.66 per Mcfe, respectively, as compared to $30,930,000, or $3.67 per Mcfe, and $59,987,000, or $3.68 per Mcfe, during the 2008 periods. The decline in our DD&A per Mcfe was the result of the ceiling test write-down of a substantial portion of our proved oil and gas properties during 2008 and the first quarter of 2009 as a result of lower commodity prices. Assuming commodity prices remain at current levels, we would expect our DD&A per Mcfe for the remainder of 2009 to approximate first half 2009 levels.

The prices of oil and natural gas used in computing our estimated proved reserves at March 31, 2009 had a negative impact on our proved reserves from certain of our longer-life properties and reduced the estimated future net cash flows from our proved reserves. As a result, we recorded a non-cash ceiling test write-down of our oil and gas properties at March 31, 2009 totaling $103,582,000. See Note 7, “Ceiling Test” for further discussion of the ceiling test.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $3,388,000 and $6,564,000, respectively, during the quarter and six months ended June 30, 2009 as compared to $2,390,000 and $4,889,000 during the 2008 periods. The increase in interest expense during the 2009 periods is due to the increase in bank debt outstanding. We capitalized $2,208,000 and $4,237,000 of interest during the three- and six-month periods of 2009 and $2,511,000 and $4,801,000 during the respective 2008 periods.
Other expense during the second quarter and six month periods of 2009 includes $2,396,000 and $4,646,000, respectively, related to payments made in connection with a drilling rig contract. As a result of the significant decline in natural gas prices, we elected to idle this drilling rig during the first half of 2009. Because there are no corresponding assets to record in connection with the fixed payments required under this contract, regardless of actual rig usage, the costs are recorded as a component of other expense. This contract expired during July 2009. Accordingly, we expect that other expense during the remainder of 2009 will be significantly less than the first six months of 2009.
Income tax expense (benefit) during the quarter and six months ended June 30, 2009 totaled $8,151,000 and ($26,648,000), respectively, as compared to $13,733,000 and $23,008,000, during the respective 2008 periods. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs realized during 2008 and the first quarter of 2009, we have incurred a cumulative three-year loss. As a result of this cumulative loss and the impact it has on the determination of the recoverability of deferred tax assets through future earnings, we established a valuation allowance of $2.5 million at March 31, 2009 for a portion of the deferred tax asset associated with our net operating loss carryforwards. We recorded a $1.7 million adjustment at June 30, 2009 to increase the valuation allowance to $4.2 million, the impact of which is included in our effective tax rate for the second quarter of 2009. Accordingly, our effective tax rate for the quarter ended June 30, 2009 was higher than the corresponding 2008 period. Our effective tax rate in future periods will be impacted by future adjustments to the valuation allowance.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of equity and debt securities and sales of assets. At June 30, 2009, we had a working capital surplus of $125.6 million compared to a surplus of $40.1 million at December 31, 2008.
The increase in our working capital at June 30, 2009 was primarily attributable to cash flow from operations exceeding our significantly reduced capital expenditures during the first half of 2009 and the impact of our common stock offering in June 2009. As a result, we were able to strengthen our working capital by increasing our cash balance and using available cash flow to reduce short-term liabilities, primarily our accounts payable to vendors.
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

Source of Capital: Operations
Net cash flow provided by operating activities decreased from $110,794,000 during the six months ended June 30, 2008 to $45,494,000 during the 2009 period. The decrease in operating cash flow was primarily attributable to the impact of lower commodity prices on our operations. In addition, during the 2009 period we used a substantial portion of our cash flow to reduce our accounts payable to vendors.
Source of Capital: Debt
During 2005, we issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”). The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At June 30, 2009, $1.9 million had been accrued in connection with the November 15, 2009 interest payment and we were in compliance with all of the covenants under the Notes.
On October 2, 2008, we entered into the Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides for a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows for the use of up to $25 million of the borrowing base for letters of credit. The Credit Agreement matures on February 10, 2012; provided, however, if on or prior to such date we prepay or refinance, subject to certain conditions, the Notes, the maturity date will be extended to October 2, 2013. As of June 30, 2009 we had $130 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. The current borrowing base, which was based upon the valuation of the reserves attributable to our oil and gas properties as of January 1, 2009, is $130 million. The next borrowing base redetermination is scheduled to occur by September 30, 2009. If the borrowing base is further reduced, we would be obligated to repay the amount by which our aggregate credit exposure under the Credit Agreement may exceed the revised borrowing base within forty-five days after the revised borrowing base is determined. We or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
The indenture governing the Notes also limits our ability to incur indebtedness under the Credit Agreement. Under the indenture, we will not be able to incur additional secured indebtedness under the Credit Agreement if at the time of such incurrence, the total amount of indebtedness under the Credit Agreement is in excess of the greater of (i) $75 million and (ii) 20% of our ACTNA (as defined in the indenture). That calculation is based primarily on the valuation of our estimated reserves of oil and natural gas using the prior year-end commodity prices. Based upon the level of borrowings outstanding at June 30, 2009, we are currently not able to incur new indebtedness under the Credit Agreement. While the indenture limits the amount of new indebtedness that may be incurred under the Credit Agreement, it does not restrict the amount of indebtedness that may be outstanding under the Credit Agreement. Therefore, even though the amount of indebtedness under the Credit Agreement at June 30, 2009 exceeds the limit described above, we are not required by the indenture to reduce the amount currently outstanding. If we reduce the borrowings currently outstanding under the Credit Agreement, the indenture may limit the amounts that could be re-borrowed thereunder, in accordance with the limit described above, even though such re-borrowings would be permitted under the Credit Agreement.
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

We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0, a minimum liquidity of $10 million and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of June 30, 2009, we were in compliance with all of the covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
On June 30, 2009, we completed the public offering of 11.5 million shares of our common stock, which included the issuance of 1.5 million shares pursuant to the underwriters’ over-allotment option. We intend to use the net proceeds from the offering of approximately $38 million for general corporate purposes, including funding capital expenditures related to our exploration and development drilling program.
During April 2009, we filed a universal shelf registration statement to replace our previous registration statement, which was scheduled to expire in April 2009. This replacement registration statement, which was declared effective in July 2009, allows us to publicly offer and sell up to $200 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
Source of Capital: Divestitures
We do not budget property divestitures; however, we are continually evaluating our property base to determine if there are assets in our portfolio that no longer meet our strategic objectives. From time to time we may divest certain non-strategic assets in order to provide liquidity to strengthen our balance sheet or capital to be reinvested in higher rate of return projects. In May 2009, we sold certain of our East Texas oil and gas properties for approximately $4 million. During the quarter ended March 31, 2009, we sold a portion of our unevaluated leasehold acreage for $0.7 million. In 2008, we sold the majority of our gas gathering systems located in Oklahoma for $44.4 million. There can be no assurance that we will be able to sell any of our assets in the future.
Use of Capital: Exploration and Development
In response to the decline in commodity prices and the deteriorated condition of the capital markets caused by the global financial crisis, we have reduced our capital expenditure budget for 2009, as compared to 2008. Our 2009 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $60 million and $80 million, of which approximately $25 million was incurred during the first half of 2009. Approximately $50 million of our 2009 budget is committed to be spent. We plan to continue our strategic focus of funding our drilling expenditures with cash flow from operations. Because we operate the majority of our proved reserves, we expect to be able to continue to control the timing of a substantial portion of our capital investments. As a result of this flexibility, we plan to actively manage our 2009 capital budget to stay below our projected cash flow from operations, with a goal of building liquidity and strengthening our balance sheet.
However, if commodity prices decline or if actual production or costs vary significantly from our expectations, our 2009 exploration and development activities could be reduced further or could require additional financings, which may include sales of equity or debt securities, sales of properties or assets or joint venture arrangements with industry partners. As a result of the current condition of the financial markets, we cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to further delay, reduce our participation in or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.

Disclosure Regarding Forward Looking Statements
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil and natural gas prices and the significant price decline since June 2008, the deteriorating economic conditions in the United States and globally, declines in the values of our properties that have resulted and may in the future result in additional ceiling test write-downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas business. In particular, careful consideration should be given to cautionary statements made in the various reports the Company has filed with the Securities and Exchange Commission. The Company undertakes no duty to update or revise these forward-looking statements.
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
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the remainder of 2009, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $2.9 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the quarter and six month periods ended June 30, 2009, we received from the counterparties to our derivative instruments $23,911,000 and $39,934,000, respectively, in connection with net hedge settlements.
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
As of June 30, 2009, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
July-December 2009	Swap	27,500 Mmbtu	$5.85
July-December 2009	Costless Collar	30,000 Mmbtu	$8.75 – 11.38
2010	Costless Collar	10,000 Mmbtu	$6.00 – 7.15
Crude Oil:
July-December 2009	Costless Collar	400 Bbls	$100.00 – 168.50

At June 30, 2009, we recognized an asset of approximately $34.7 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of June 30, 2009, we would realize a $21.6 million gain, net of taxes, as an increase to oil and gas sales during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 47% of our total debt as of June 30, 2009. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of June 30, 2009, and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remainder of 2009 is approximately $0.3 million.

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
We cannot predict future oil and natural gas prices and such prices may decline further. An extended decline in oil and natural gas prices may adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced the amount of oil and natural gas that we can produce economically, have required and may require us to record additional ceiling test write-downs and are expected to cause our proved reserves at December 31, 2009 to decline as compared to our proved reserves at December 31, 2008. Lower prices typically cause us to reduce our capital expenditures, which then causes a reduction in production. If prices do not improve, our production and proved reserves may continue to decline.
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
As widely reported, economic conditions in the United States and globally have been deteriorating. Financial markets in the United States, Europe and Asia have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while business and consumer confidence have declined and there are fears of a prolonged recession. Due to the deteriorating economic conditions, the demand for oil and natural gas has declined, which has negatively impacted the revenues, margins and profitability of our business. In addition, the borrowing base under our bank credit facility has been reduced as a result of a redetermination due to lower oil and natural gas prices.
Although we cannot predict additional impacts on us of the deteriorating economic conditions, they could materially adversely affect our business and financial condition.
For example:
•
we may be unable to obtain adequate funding under our bank credit facility due to further reductions in our borrowing base as a result of a redetermination due to lower oil and gas prices, limitations imposed by the indenture governing our 10 3/8% Senior Notes due 2012 (the “Notes”) on our ability to incur indebtedness or lending counterparties being unwilling or unable to meet their funding obligations;

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
As of June 30, 2009, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $200.5 million, which could have important consequences for you, including the following:
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
In addition, we may be unable to obtain adequate funding under our bank credit facility because (i) our borrowing base under our current revolving credit facility may decrease as the result of a redetermination, reducing it due to lower oil or natural gas prices, operating difficulties, declines in reserves, lending requirements or regulations, or for any other reason in our lenders’ discretion, (ii) limitations imposed by the indenture governing the Notes on our ability to incur indebtedness or (iii) our lending counterparties may be unwilling or unable to meet their funding obligations. If oil and natural gas prices continue to deteriorate, we anticipate that our next regularly scheduled borrowing base redetermination, which is scheduled to occur by September 30, 2009, will result in a borrowing base reduction. If our borrowing base is reduced, we will be obligated to repay the amount by which our aggregate credit exposure under our bank credit facility may exceed the revised borrowing base within forty-five days after the revised borrowing base is determined.
Under the indenture, we will not be able to incur additional secured indebtedness under the Credit Agreement if at the time of such incurrence the total amount of indebtedness under the Credit Agreement is in excess of the greater of (i) $75 million and (ii) 20% of our ACNTA (as defined in the indenture). Based upon the level of borrowings outstanding as of June 30, 2009, we are not able to incur new indebtedness under the Credit Agreement. In addition, if we reduce the borrowings currently outstanding under the Credit Agreement, the indenture may limit the amounts that may be re-borrowed thereunder, in connection with the limit described above, even though such re-borrowings would be permitted under the Credit Agreement.
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
Our actual production, revenues and expenditures related to our reserves are likely to differ from our estimates of proved reserves. We may experience production that is less than estimated and drilling costs that are greater than estimated in our reserve report. These differences may be material.
Although the estimates of our oil and natural gas reserves and future net cash flows attributable to those reserves were prepared by Ryder Scott Company, L.P. and Netherland, Sewell & Associates, Inc., our independent petroleum and geological engineers, we are ultimately responsible for the disclosure of those estimates. Reserve engineering is a complex and subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:
•	historical production from the area compared with production from other similar producing wells;

•	the assumed effects of regulations by governmental agencies;

•	assumptions concerning future oil and natural gas prices; and

•	assumptions concerning future operating costs, severance and excise taxes, development costs and work-over and remedial costs.
Because all reserve estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating proved reserves:
•	the quantities of oil and natural gas that are ultimately recovered;

•	the production and operating costs incurred;

•	the amount and timing of future development expenditures; and

•	future oil and natural gas sales prices.
Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Although our actual production with respect to reserves has differed from estimates in recent periods, those differences have not been material. We cannot assure you that those differences will not be material in the future.
Approximately 27% of our estimated proved reserves at December 31, 2008 were undeveloped and 12% were developed, non-producing. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop and produce our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated. In addition, the recovery of undeveloped reserves is generally subject to the approval of development plans and related activities by applicable state and/or federal agencies. Statutes and regulations may affect both the timing and quantity of recovery of estimated reserves. Such statutes and regulations, and their enforcement, have changed in the past and may change in the future, and may result in upward or downward revisions to current estimated proved reserves.

You should not assume that the standardized measure of discounted cash flows is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the standardized measure of discounted cash flows from proved reserves are based on prices and costs as of the date of the estimate, December 31, 2008. These prices and costs will change and may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by oil and natural gas purchasers or in governmental regulations or taxation may also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor we use when calculating standardized measure of discounted cash flows for reporting requirements in compliance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69 is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with our operations or the oil and natural gas industry in general will affect the accuracy of the 10% discount factor.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2009.

Total Number of
			Shares Purchased	Maximum Number (or
			as Part of	Approximate Dollar
			Publicly	Value) of Shares that May
	Total Number of Shares	Average Price	Announced Plan	be Purchased Under the
	Purchased (1)	Paid Per Share	or Program	Plans or Programs
April 1 – April 30, 2009	—	$—	—	—
May 1 – May 31, 2009	56,117	4.23	—	—
June 1 – June 30, 2009	391	5.08	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 13, 2009, we held our 2009 annual meeting of stockholders. The holders of 44,948,266 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:
(a)	Election of Directors
The stockholders elected the following persons to serve as our directors until the next annual meeting of stockholders or until their successors are duly elected and qualified:

	Number of	Number of
	Votes	Votes
Name	For	Withheld
Charles T. Goodson	44,158,374	789,891
William W. Rucks, IV	37,835,890	7,112,375
E. Wayne Nordberg	34,263,036	10,685,229
Michael L. Finch	37,812,825	7,135,440
W. J. Gordon, III	37,827,565	7,120,700
Charles F. Mitchell, II, M.D.	37,813,151	7,135,114

(b)	Ratification of the Appointment of Ernst & Young LLP
The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 as follows:

Number of	Number of	Number of	Number of
Votes	Votes	Votes	Broker Non-
For	Against	Abstaining	Votes
44,571,584	278,755	97,925	0

Item 5.	OTHER INFORMATION
NONE.

Item 6.	EXHIBITS
Exhibit 3.1, Certification of Amendment to Certificate of Incorporation dated May 14, 2008 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 23, 2009).
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

PETROQUEST ENERGY, INC.
Date: August 6, 2009	/s/ W. Todd Zehnder
W. Todd Zehnder
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.