Form 10-Q
period 2009-09-30
PETROQUEST ENERGY INC
filed 2009-11-04
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2009 there were 62,630,263 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$81,204	$23,964
Revenue receivable	10,928	20,074
Joint interest billing receivable	10,298	24,259
Hedging asset	15,120	40,571
Prepaid drilling costs	3,174	11,523
Drilling pipe inventory	19,058	25,898
Other current assets	3,048	1,530

Total current assets	142,830	147,819

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,261,688	1,225,304
Unevaluated oil and gas properties	113,529	119,847
Accumulated depreciation, depletion and amortization	(1,007,281)	(832,290)

Oil and gas properties, net	367,936	512,861
Gas gathering assets	4,648	4,644
Accumulated depreciation and amortization of gas gathering assets	(1,124)	(900)

Total property and equipment	371,460	516,605

Other assets, net of accumulated depreciation and amortization of $7,803 and $6,237, respectively	5,057	5,825

Total assets	$519,347	$670,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$19,836	$70,643
Advances from co-owners	4,249	5,349
Oil and gas revenue payable	5,780	15,305
Accrued interest and preferred stock dividend	6,969	3,696
Asset retirement obligation	4,307	8,590
Other accrued liabilities	2,533	4,094

Total current liabilities	43,674	107,677
Bank debt	100,000	130,000
10 3/8% Senior Notes	149,197	148,998
Asset retirement obligation	16,938	17,043
Deferred income taxes	—	28,845
Other liabilities	1,289	199
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 61,146 and 49,319 shares, respectively	61	49
Paid-in capital	258,421	216,253
Accumulated other comprehensive income	8,900	25,560
Accumulated deficit	(59,134)	(4,376)

Total stockholders’ equity	208,249	237,487

Total liabilities and stockholders’ equity	$519,347	$670,249

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Oil and gas sales	$50,182	$76,987	$164,792	$242,420
Gas gathering revenue	72	1,288	172	5,274

	50,254	78,275	164,964	247,694

Expenses:
Lease operating expenses	9,665	11,721	29,171	31,818
Production taxes	176	3,060	3,196	9,489
Depreciation, depletion and amortization	17,936	33,982	68,129	96,109
Ceiling test writedown	—	19,380	103,582	19,380
Gas gathering costs	14	441	181	2,215
General and administrative	4,142	5,720	13,164	18,036
Accretion of asset retirement obligation	580	346	1,704	894
Interest expense	3,531	1,609	10,095	6,498

	36,044	76,259	229,222	184,439

Gain on sale of assets	—	26,677	485	26,677
Other income (expense)	(594)	154	(5,903)	427

Income (loss) from operations	13,616	28,847	(69,676)	90,359

Income tax expense (benefit)	7,876	10,802	(18,772)	33,810

Net income (loss)	5,740	18,045	(50,904)	56,549

Preferred stock dividend	1,287	1,287	3,854	3,855

Net income (loss) available to common stockholders	$4,453	$16,758	$(54,758)	$52,694

Earnings per common share:
Basic
Net income (loss) per share	$0.07	$0.33	$(1.03)	$1.05

Diluted
Net income (loss) per share	$0.07	$0.32	$(1.03)	$1.01

Weighted average number of common shares:
Basic	61,126	49,248	53,411	48,862

Diluted	61,656	55,976	53,411	55,745

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(50,904)	$56,549
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	(18,772)	33,810
Depreciation, depletion and amortization	68,129	96,109
Ceiling test writedown	103,582	19,380
Gain on sale of assets	(485)	(26,677)
Accretion of asset retirement obligation	1,704	894
Pipe inventory impairment	903	—
Share based compensation expense	4,734	7,190
Amortization costs and other	1,127	1,055
Payments to settle asset retirement obligations	(1,547)	(16,775)
Changes in working capital accounts:
Revenue receivable	9,146	4,207
Joint interest billing receivable	13,431	(1,534)
Prepaid drilling and pipe costs	14,286	(33,706)
Accounts payable and accrued liabilities	(55,701)	35,884
Advances from co-owners	(1,100)	9,734
Other	(1,894)	(201)

Net cash provided by operating activities	86,639	185,919

Cash flows from investing activities:
Investment in oil and gas properties	(37,759)	(280,090)
Investment in gas gathering assets	(4)	(5,653)
Proceeds from sale of gas gathering assets, net of expenses	—	40,105
Proceeds from sale of oil and gas properties	4,852	1,975

Net cash used in investing activities	(32,911)	(243,663)

Cash flows from financing activities:
Net proceeds from (payments for) share based compensation	(332)	1,634
Deferred financing costs	(82)	(132)
Net proceeds from common stock offering	37,778	—
Payment of preferred stock dividend	(3,852)	(4,154)
Repayment of bank borrowings	(30,000)	(78,000)
Proceeds from bank borrowings	—	128,000

Net cash provided by financing activities	3,512	47,348

Net increase (decrease) in cash and cash equivalents	57,240	(10,396)

Cash and cash equivalents, beginning of period	23,964	16,909

Cash and cash equivalents, end of period	$81,204	$6,513

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$12,045	$9,499

Income taxes	$205	$—

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$5,740	$18,045	$(50,904)	$56,549
Change in fair value of derivative instruments, accounted for as hedges, net of tax benefit (expense) of $7,671, ($22,518), $9,868 and ($6,490), respectively	(12,950)	38,343	(16,660)	11,050

Comprehensive income (loss)	$(7,210)	$56,388	$(67,564)	$67,599

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 Basis of Presentation
The consolidated financial information for the three- and nine-month periods ended September 30, 2009 and 2008, respectively, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2009 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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
Note 2 New Accounting Standards
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative.
The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the Company’s third-quarter 2009 financial statements and the principal impact on the Company’s financial statements is limited to disclosures therein as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing cross-references to the standards issued and adopted prior to the adoption of the Codification alongside the Codification references.
Effective January 1, 2009, the Company adopted ASC Topic 815 (SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No.133”). ASC Topic 815 requires enhanced disclosures about derivative and hedging activities, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC Topic 815 had no impact on the Company’s financial position or results of operations.
Effective January 1, 2009, the Company adopted ASC Topic 260-10-45 (FASB Staff Position (“FSP”) No. EITF 03-6-1). ASC Topic 260-10-45 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method described in ASC Topic 260-10 (SFAS 128 “Earnings Per Share”). See Note 4 regarding the impact of the adoption on the Company’s calculation of earnings per share.
In April 2009, the FASB issued FSPs to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. ASC Topic 820-10-65 (FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,”) provides guidelines for making fair value measurements more consistent with the principles presented in ASC Topic 820 (SFAS No. 157). ASC Topic 825-10-65 (FSP FAS 107-1) and ASC Topic 270 (APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”) enhance consistency in financial reporting by increasing the frequency of fair value disclosures. These FSPs are effective for interim and annual periods ending after June 15, 2009 and the Company adopted the provisions of these FSPs for the period ending June 30, 2009. The adoption of these FSPs did not have a material impact on the Company’s financial position or results of operations.

The Company adopted ASC Topic 855 (SFAS No. 165, “Subsequent Events”) in the second quarter of 2009. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that previously existed. ASC Topic 855 includes a new required disclosure of the date through which an entity has evaluated subsequent events. The adoption of ASC Topic 855 did not have an impact on the Company’s financial position or results of operations.
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
Note 3 Common Stock Offering
On June 30, 2009, the Company received $38 million in net proceeds through the public offering of 11.5 million shares of its common stock, which included the issuance of 1.5 million shares pursuant to the underwriters’ over-allotment option.
Note 4 Earnings Per Share
Effective January 1, 2009, the Company adopted the provisions of ASC Topic 260-10-45 (FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”). As a result of adoption, the Company’s earnings per share for the 2009 periods have been calculated in accordance with ASC Topic 260-10-45 and the Company retrospectively adjusted the calculation of earnings per share for the 2008 periods. The previously reported basic earnings per share for the third quarter and nine month periods of 2008 were $0.34 and $1.08, respectively. The previously reported diluted earnings per share for the third quarter and nine month periods of 2008 were $0.32 and $1.01, respectively.

A reconciliation between basic and diluted earnings (loss) per share computations (in thousands, except per share amounts) is as follows:

	Income	Shares	Per
For the Three Months Ended September 30, 2009	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$4,453	61,126
Attributable to participating securities	(86)	—

BASIC EPS	$4,367	61,126	$0.07

Effect of dilutive securities:
Stock options	—	225
Restricted stock	86	305
Series B preferred stock	—	—

DILUTED EPS	$4,453	61,656	$0.07

	Income	Shares	Per
For the Three Months Ended September 30, 2008	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$16,758	49,248
Attributable to participating securities	(395)	—

BASIC EPS	$16,363	49,248	$0.33

Effect of dilutive securities:
Stock options	—	983
Restricted stock	395	597
Series B preferred stock	1,287	5,148

DILUTED EPS	$18,045	55,976	$0.32

	Loss	Shares	Per
For the Nine Months Ended September 30, 2009	(Numerator)	(Denominator)	Share Amount
BASIC EPS

Net loss available to common stockholders	$(54,758)	53,411	$(1.03)

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Series B preferred stock	—	—

DILUTED EPS	$(54,758)	53,411	$(1.03)

	Income	Shares	Per
For the Nine Months Ended September 30, 2008	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$52,694	48,862
Attributable to participating securities	(1,283)	—

BASIC EPS	$51,411	48,862	$1.05

Effect of dilutive securities:
Stock options	—	1,111
Restricted stock	1,283	624
Series B preferred stock	3,855	5,148

DILUTED EPS	$56,549	55,745	$1.01

Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the three-month period ended September 30, 2009 because the inclusion would have been anti-dilutive. Restricted stock and stock options totaling approximately 500,000 shares and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the nine-month period ended September 30, 2009 because the inclusion would have been anti-dilutive as a result of the net loss reported for the period.

During each of the three and nine month periods ended September 30, 2009, there were approximately 2,000,000 options to purchase shares of common stock outstanding, that had exercise prices in excess of the average market price of the common shares. Options to purchase 539,309 and 827,515 shares of common stock were outstanding during the three and nine months ended September 30, 2008, respectively, that were not included in the computation of diluted earnings per share because the options’ exercise prices were in excess of the average market price of the common shares.
Note 5 Long-Term Debt
During 2005, the Company and PetroQuest Energy, L.L.C. issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”). At September 30, 2009, the estimated fair value of the Notes was $142.5 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At September 30, 2009, $5.8 million had been accrued in connection with the November 15, 2009 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
On October 2, 2008, the Company and PetroQuest Energy, L.L.C. (the “Borrower”) entered into the Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The Credit Agreement matures on February 10, 2012; provided, however, if on or prior to such date the Company prepays or refinances, subject to certain conditions, the Notes, the maturity date will be extended to October 2, 2013. As of September 30, 2009 the Company had $100 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement. During October 2009, the Company repaid $51 million of borrowings outstanding under the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. The current borrowing base, which was based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of July 1, 2009, is $100 million. The next borrowing base redetermination is scheduled to occur by March 31, 2010. If the borrowing base is further reduced, the Company would be obligated to repay the amount by which its aggregate credit exposure under the Credit Agreement may exceed the revised borrowing base within forty-five days after the revised borrowing base is determined. The Company or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
The indenture governing the Notes also limits the Company’s ability to incur indebtedness under the Credit Agreement. Under the indenture, the Company will not be able to incur additional secured indebtedness under the Credit Agreement if at the time of such incurrence, the total amount of indebtedness under the Credit Agreement is in excess of the greater of (i) $75 million and (ii) 20% of its ACTNA (as defined in the indenture). That calculation is based primarily on the valuation of the Company’s estimated reserves of oil and natural gas using the prior year-end commodity prices. While the indenture limits the amount of new indebtedness that may be incurred under the Credit Agreement, it does not restrict the amount of indebtedness that may be outstanding under the Credit Agreement. Therefore, even though the amount of indebtedness under the Credit Agreement at September 30, 2009 exceeded the limit described above, the Company was not required by the indenture to reduce the amount outstanding. Based on the $49 million of borrowings currently outstanding under the Credit Agreement (after the October 2009 repayment described above), the indenture currently limits the Company’s additional borrowings under the Credit Agreement to approximately $46 million.
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

The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of September 30, 2009, the Company was in compliance with all of the covenants contained in the Credit Agreement.
Note 6 Asset Retirement Obligation
The Company accounts for asset retirement obligations in accordance with ASC Topic 410-20 (SFAS 143, “Accounting for Asset Retirement Obligations”), which requires recording the fair value of an asset retirement obligation associated with tangible long-lived assets in the period incurred. Asset retirement obligations associated with long-lived assets included within the scope of ASC Topic 410-20 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction under the doctrine of promissory estoppel. The Company has legal obligations to plug, abandon and dismantle existing wells and facilities that it has acquired and constructed.
The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligation at January 1, 2009	$25,633
Liabilities incurred during 2009	26
Liabilities settled during 2009	(1,547)
Accretion expense	1,704
Revisions in estimated cash flows	(4,571)

Asset retirement obligation at September 30, 2009	21,245

Less: current portion of asset retirement obligation	(4,307)

Long-term asset retirement obligation	$16,938

The costs of oilfield related services and materials have declined since December 31, 2008 as a result of the sharp decline in commodity prices and the associated decline in the demand for these services. During the nine months ended September 30, 2009, the Company recorded a $4.6 million downward revision to its asset retirement obligation to reflect the estimated decline in abandonment costs since December 31, 2008.
Note 7 Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC Topic 718 (SFAS 123 (revised 2004) “Share Based Payment”). Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation for the periods ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options:
Incentive Stock Options	$151	$349	$591	$1,020
Non-Qualified Stock Options	343	752	1,460	1,983
Restricted stock	715	1,418	2,683	4,187

Share based compensation	$1,209	$2,519	$4,734	$7,190

Note 8 Ceiling Test
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
At September 30, 2009, the Company computed the estimated future net cash flows from its proved oil and gas reserves, discounted at 10%, using quarter end prices, including the effect of hedges in place at September 30, 2009, of $3.35 per Mcfe and $70.72 per barrel. Due to the market price for gas at September 30, 2009, the Company’s capitalized costs exceeded the full cost ceiling by approximately $18.5 million. The Company’s cash flow hedges in place at September 30, 2009 increased the full cost ceiling by approximately $39 million. Subsequent to September 30, 2009, the market prices for oil and gas increased. Using oil and gas prices in effect at the end of October 2009, the Company’s capitalized costs no longer exceeded the full cost ceiling. As a result, the Company did not record a write-down of its oil and gas properties at September 30, 2009.
Note 9 Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. The Company accounts for commodity derivatives in accordance with ASC Topic 815 (SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended). When the conditions for hedge accounting specified in ASC Topic 815 are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative would be recorded in the income statement as derivative income or expense. At September 30, 2009, the Company’s outstanding derivative instruments were considered effective cash flow hedges.
Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $20,996,000 and ($3,925,000) and oil hedges of $1,167,000 and ($1,567,000) for the three months ended September 30, 2009 and 2008, respectively. For the nine-month periods ended September 30, 2009 and 2008, oil and gas sales include additions (reductions) related to the settlement of gas hedges of $57,415,000 and ($11,538,000) and oil hedges of $4,682,000 and ($4,504,000), respectively.
As of September 30, 2009, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
October — December 2009	Swap	27,500 Mmbtu	$5.85
October — December 2009	Costless Collar	30,000 Mmbtu	$8.75 – 11.38
2010	Costless Collar	20,000 Mmbtu	$5.75 – 6.58
Crude Oil:
October — December 2009	Costless Collar	400 Bbls	$100.00 – 168.50
At September 30, 2009, the Company recognized a net asset of approximately $14 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of September 30, 2009, the Company would realize a $9.5 million gain, net of taxes, as an increase in oil and gas sales during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.

During October 2009, the Company entered into the following gas contract accounted for as a cash flow hedge:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2010	Costless Collar	10,000 Mmbtu	$6.00 – 6.45
All of the Company’s derivative instruments at September 30, 2009 were designated as hedging instruments under ASC Topic 815. The following tables reflect the fair value of the Company’s derivative instruments in the consolidated financial statements as of and for the three and nine months ended September 30, 2009 (in thousands):
Effect of Derivative Instruments on the Consolidated Balance Sheet

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value
Commodity Derivatives	Hedging asset	$15,120	Other liabilities	$1,077

Effect of Derivative Instruments on the Consolidated Statement of Operations for the three months ended September 30, 2009:

	Amount of Loss	Location of	Amount of Gain
	Recognized in Other	Gain Reclassified	Reclassified into
Instrument	Comprehensive Income	into Income	Income

Commodity Derivatives	$(12,950)	Oil and gas sales	$22,163

Effect of Derivative Instruments on the Consolidated Statement of Operations for the nine months ended September 30, 2009:

	Amount of Loss	Location of	Amount of Gain
	Recognized in Other	Gain Reclassified	Reclassified into
Instrument	Comprehensive Income	into Income	Income

Commodity Derivatives	$(16,660)	Oil and gas sales	$62,097

As defined in ASC Topic 820 (SFAS No. 157), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:
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

With the adoption of ASC Topic 820, the Company classified its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at September 30, 2009 were in the form of swaps and costless collars based on NYMEX pricing. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of September 30, 2009 (in thousands):

Fair Value Measurements Using
	Quoted Prices	Significant Other	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
Instrument	(Level 1)	(Level 2)	(Level 3)
Commodity Derivatives	$—	$14,043	$—
Note 10 Other Expense
Other expense during the three and nine month periods ended September 30, 2009 includes approximately $0.6 million and $5.3 million, respectively, related to payments made in connection with a drilling rig contract. As a result of the significant decline in natural gas prices, during 2009 the Company elected to idle this drilling rig. Because there is no corresponding asset to record in connection with the fixed payments required under this contract, regardless of actual rig usage, the costs are recorded as a component of other expense. This contract expired during July 2009.
Note 11 Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of the ceiling test write-downs recognized during 2008 and the first quarter of 2009, the Company has incurred a cumulative three-year loss. As a result of this cumulative loss and the impact it has on the determination of the recoverability of deferred tax assets through future earnings, the Company established a valuation allowance of $4.2 million through June 30, 2009 for a portion of the deferred tax asset associated with its net operating loss carryforwards. The Company recorded a $2.8 million adjustment at September 30, 2009 to increase the valuation allowance to $7 million, the impact of which is included in the effective tax rate for the third quarter of 2009.
Note 12 Subsequent Events
As of November 4, 2009, which is the date these financial statements were issued, the Company completed its review and analysis of potential subsequent events and has disclosed the applicable items accordingly.

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
In response to the impact that the decline in commodity prices has had on our cash flow and the deteriorated condition of the financial markets caused by the global financial crisis, we have shifted our focus during 2009 from increasing production and reserves to building liquidity and strengthening our balance sheet. As a result, our expected 2009 drilling capital expenditures, which include capitalized interest and overhead, are expected to range between $65 million and $75 million. This budget is significantly reduced as compared to our 2008 drilling capital expenditures, including capitalized interest and overhead, of approximately $296 million. In addition to reducing our capital expenditures, we have also reduced our operating expenses and general and administrative costs by a combined 15% during the nine month 2009 period, as compared to 2008.
We plan to fund the remainder of our 2009 drilling capital expenditures with cash flow from operations. Because we operate the majority of our proved reserves, we expect to be able to control the timing of a substantial portion of our capital investments. As a result of our focused efforts during 2009 to reduce our capital expenditures and build liquidity, we expect that our production volumes for 2009 will generally approximate those achieved in 2008. While our production for the nine months ended September 30, 2009 was approximately 9% higher than the corresponding 2008 period, we expect that production volumes for the fourth quarter of 2009 will decline as compared to volumes produced during the fourth quarter of 2008. In addition, as a result of our significantly reduced 2009 capital expenditure budget, combined with the impact of lower commodity prices, our proved reserves at December 31, 2009 may decline as compared to our proved reserves at December 31, 2008. Our ability to grow both reserves and production in the future will be highly dependent upon commodity prices, which will also impact our capital expenditure budgets. If commodity prices do not improve, our proved reserves and production could continue to decline.

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
The prices of oil and natural gas have declined significantly since June 2008. At March 31, 2009, we computed the estimated future net cash flows from our proved oil and gas reserves, discounted at 10%, using quarter-end prices, including hedges, of $3.87 per Mcfe and $52.34 per barrel. Due to the low market prices at March 31, 2009, our capitalized costs exceeded the full cost ceiling, resulting in a $103.6 million non-cash ceiling test write-down of our oil and gas properties.
At September 30, 2009, we computed the estimated future net cash flows from our proved oil and gas reserves, discounted at 10%, using quarter end prices, including the effects of hedges, of $3.35 per Mcfe and $70.72 per barrel. Due to the market price for gas at September 30, 2009, our capitalized costs exceeded the full cost ceiling by approximately $18.5 million. Our cash flow hedges in place at September 30, 2009 increased the full cost ceiling by approximately $39 million. Subsequent to September 30, 2009, the market prices for oil and gas improved. Using oil and gas prices in effect at the end of October 2009, our capitalized costs no longer exceeded the full cost ceiling. As a result, we did not record a write-down of our oil and gas properties at September 30, 2009.
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
Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At September 30, 2009, our derivative instruments were considered effective cash flow hedges.
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

New Accounting Standards
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative.
The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures therein as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing cross-references to the standards issued and adopted prior to the adoption alongside the Codification references.
Effective January 1, 2009, we adopted ASC Topic 815 (SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133”). ASC Topic 815 requires enhanced disclosures about derivative and hedging activities, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC Topic 815 had no impact on our financial position or results of operations.
Effective January 1, 2009, we adopted ASC Topic 260-10-45 (FSP 03-6-1). ASC Topic 260-10-45 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method described in ASC Topic 260-10 (SFAS 128). See Note 4 regarding the impact of the adoption on our calculation of earnings per share.
In April 2009, the FASB issued FSPs to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. ASC Topic 820-10-65 (FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,”) provides guidelines for making fair value measurements more consistent with the principles presented in ASC Topic 820 (SFAS No. 157). ASC Topic 825-10-65 (FSP FAS 107-1) and ASC Topic 270 (APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”) enhance consistency in financial reporting by increasing the frequency of fair value disclosures. These FSPs are effective for interim and annual periods ending after June 15, 2009 and we adopted the provisions of these FSPs for the period ending June 30, 2009. The adoption of these FSPs did not have a material impact on our financial position or results of operations.
We adopted ASC Topic 855 (SFAS No. 165, “Subsequent Events”) in the second quarter of 2009. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that previously existed. ASC Topic 855 includes a new required disclosure of the date through which an entity has evaluated subsequent events. The adoption of ASC Topic 855 did not have an impact on our financial position or results of operations.

Results of Operations
The following table sets forth certain information with respect to our oil and gas operations for the periods noted. These historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Production:
Oil (Bbls)	137,077	137,929	450,676	504,509
Gas (Mcf)	7,169,167	7,214,427	23,944,666	21,322,903
Total Production (Mcfe)	7,991,629	8,042,001	26,648,722	24,349,957

Sales:
Total oil sales	$10,324,647	$15,695,498	$29,028,227	$53,362,415
Total gas sales	39,857,782	61,291,924	135,764,007	189,057,801

Total oil and gas sales	$50,182,429	$76,987,422	$164,792,234	$242,420,216

Average sales prices:
Oil (per Bbl)	$75.32	$113.79	$64.41	$105.77
Gas (per Mcf)	5.56	8.50	5.67	8.87
Per Mcfe	6.28	9.57	6.18	9.96
The above sales and average sales prices include additions (reductions) related to the settlement of gas hedges of $20,996,000 and ($3,925,000) and the settlement of oil hedges of $1,167,000 and ($1,567,000) for the three months ended September 30, 2009 and 2008, respectively. The above sales and average sales prices include additions (reductions) related to the settlement of gas hedges of $57,415,000 and ($11,538,000) and the settlement of oil hedges of $4,682,000 and ($4,504,000) for the nine months ended September 30, 2009 and 2008, respectively.
Net income available to common stockholders totaled $4,453,000 and $16,758,000 for the quarters ended September 30, 2009 and 2008, respectively, while net income (loss) available to common stockholders for the nine-month periods ended September 30, 2009 and 2008 totaled ($54,758,000) and $52,694,000, respectively. The decrease during the 2009 periods was primarily attributable to the following:
Production. Oil and gas production during the third quarter of 2009 approximated production during the 2008 period. Oil production during the nine-month period ended September 30, 2009 decreased 11% from the comparable 2008 period primarily due to normal production declines at our Ship Shoal 72 and Turtle Bayou Fields, which produce approximately half of our total oil production. Partially offsetting these declines was the inception of production at our Pelican Point prospect in May 2008, which accounted for approximately 13% of our total oil production during the nine-month period ended September 30, 2009.
Gas production during the nine-month period ended September 30, 2009 increased 12% from the comparable period in 2008. The increase in gas production was primarily the result of our drilling success during 2008 in our longer life basins, where the production is primarily natural gas, as well as discoveries at our Pelican Point and The Bluffs prospects in South Louisiana. Overall, production during the first nine months of 2009 was 9% higher than the 2008 period.
Although we have achieved Company records for production in each of the last five years, in response to low commodity prices, we have reduced our 2009 drilling activities. As a result, we expect that production during the fourth quarter of 2009 will decline, as compared to the volumes produced during the fourth quarter of 2008.
Prices. Including the effects of our hedges, average oil prices per barrel for the quarter and nine months ended September 30, 2009 were $75.32 and $64.41, respectively, as compared to $113.79 and $105.77, respectively, for the 2008 periods. Average gas prices per Mcf for the quarter and nine months ended September 30, 2009 were $5.56 and $5.67, respectively, as compared to $8.50 and $8.87 for the respective 2008 periods. Stated on an Mcfe basis, unit prices received during the quarter and nine months ended September 30, 2009 were 34% and 38% lower than the prices received during the comparable 2008 periods.
Revenue. Including the effects of hedges, oil and gas sales during the quarter and nine months ended September 30, 2009 decreased 35% and 32% to $50,182,000 and $164,792,000, respectively, as compared to oil and gas sales of $76,987,000 and $242,420,000 during the 2008 periods. The decreases in sales during the 2009 periods were primarily the result of lower commodity prices. Further declines in commodity prices would continue to negatively impact our future oil and gas sales.

Expenses. Lease operating expenses for the three- and nine-month periods ended September 30, 2009 decreased to $9,665,000 and $29,171,000, respectively, as compared to $11,721,000 and $31,818,000, respectively, during the 2008 periods. Per unit operating expenses totaled $1.21 and $1.09, per Mcfe during the three- and nine-month periods of 2009, respectively, as compared to $1.46 and $1.31 per Mcfe during the 2008 periods. The decreases in lease operating expenses were primarily due to the decline in costs of services and materials in the markets in which we operate as the demand for such materials and services has weakened as a result of the substantial decline in commodity prices and the overall condition of the oil and gas industry and the global economy.
Production taxes during the quarter and nine months ended September 30, 2009 totaled $176,000 and $3,196,000, respectively, as compared to $3,060,000 and $9,489,000 during the 2008 periods. During the third quarter of 2009, we filed for a production tax refund in the amount of $1,144,000 at our Pelican Point prospect as the well qualified for a deep well severance tax exemption for a period of 24-months from the initial production date of May 2008. In addition, we received a production tax refund of $570,000 during the second quarter of 2009 related to certain of our horizontal wells in Oklahoma that qualify for a 48-month production tax exemption. Finally, the impact of lower commodity prices realized for the production from our Oklahoma, Arkansas and Texas properties contributed to the decline in production taxes during the 2009 periods. Partially offsetting these decreases was a 15% increase in the Louisiana gas severance tax rate effective July 1, 2009.
General and administrative expenses during the quarter and nine months ended September 30, 2009 decreased 28% and 27% to $4,142,000 and $13,164,000, respectively, as compared to expenses of $5,720,000 and $18,036,000 during the comparable 2008 periods. We capitalized $1,916,000 and $6,143,000, respectively, of general and administrative costs during the three- and nine-month periods ended September 30, 2009 and $2,628,000 and $9,155,000 during the comparable 2008 periods. The declines in general and administrative expenses during the 2009 periods were in part due to lower non-cash share based compensation during the three- and nine-month periods ended September 30, 2009, as compared to the corresponding 2008 periods. In addition, during May 2008, we incurred compensation expense of approximately $2.5 million, or approximately $1.2 million net of capitalization, related to the election to pay employee taxes on the vesting of certain restricted stock grants. There was no similar expense incurred during 2009. Overall, we expect that general and administrative costs during the fourth quarter of 2009 will approximate third quarter 2009 amounts.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the quarter and nine months ended September 30, 2009 totaled $17,643,000, or $2.21 per Mcfe, and $67,268,000, or $2.52 per Mcfe, respectively, as compared to $33,420,000, or $4.16 per Mcfe, and $93,408,000, or $3.84 per Mcfe, during the 2008 periods. The declines in our DD&A per Mcfe were the result of the ceiling test write-down of a substantial portion of our proved oil and gas properties during 2008 and the first quarter of 2009 as a result of lower commodity prices.
The prices of oil and natural gas used in computing our estimated proved reserves at March 31, 2009 had a negative impact on our proved reserves from certain of our longer-life properties and reduced the estimated future net cash flows from our proved reserves. As a result, we recorded a non-cash ceiling test write-down of our oil and gas properties at March 31, 2009 totaling $103,582,000. See Note 8, “Ceiling Test” for further discussion of the ceiling test.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $3,531,000 and $10,095,000, respectively, during the quarter and nine months ended September 30, 2009 as compared to $1,609,000 and $6,498,000 during the 2008 periods. The increases in interest expense during the 2009 periods are due to the increase in bank debt outstanding. We capitalized $2,113,000 and $6,350,000 of interest during the three- and nine-month periods of 2009 and $3,190,000 and $7,991,000 during the respective 2008 periods. During September and October 2009, we repaid a total of $81 million of bank borrowings. As a result, we expect interest expense during the fourth quarter of 2009 to decline from third quarter 2009 amounts.
Other expense during the third quarter and nine month periods of 2009 includes $634,000 and $5,280,000, respectively, related to payments made in connection with a drilling rig contract. As a result of the significant decline in natural gas prices, we elected to idle this drilling rig. Because there are no corresponding assets to record in connection with the fixed payments required under this contract, regardless of actual rig usage, the costs are recorded as a component of other expense. This contract expired during July 2009.

Income tax expense (benefit) during the quarter and nine months ended September 30, 2009 totaled $7,876,000 and ($18,772,000), respectively, as compared to $10,802,000 and $33,810,000, during the respective 2008 periods. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs realized during 2008 and the first quarter of 2009, we have incurred a cumulative three-year loss. As a result of this cumulative loss and the impact it has on the determination of the recoverability of deferred tax assets through future earnings, we established a valuation allowance of $4.2 million through June 30, 2009 for a portion of the deferred tax asset associated with our net operating loss carryforwards. We recorded a $2.8 million adjustment at September 30, 2009 to increase the valuation allowance to $7 million, the impact of which is included in our effective tax rate for the third quarter of 2009. Accordingly, our effective tax rate for the quarter ended September 30, 2009 was higher than the corresponding 2008 period. Our effective tax rate in future periods will be impacted by future adjustments to the valuation allowance.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of equity and debt securities and sales of assets. At September 30, 2009, we had a working capital surplus of $99.2 million compared to a surplus of $40.1 million at December 31, 2008. The increase in our working capital at September 30, 2009, as compared to December 31, 2008, was primarily attributable to cash flow from operations exceeding our significantly reduced capital expenditures during the first nine months of 2009 and the impact of our common stock offering in June 2009. As a result, we were able to strengthen our working capital by increasing our cash balance and using available cash flow to reduce short-term liabilities, primarily our accounts payable to vendors.
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
Source of Capital: Operations
Net cash flow provided by operating activities decreased from $185,919,000 during the nine months ended September 30, 2008 to $86,639,000 during the 2009 period. The decrease in operating cash flow was primarily attributable to the impact of lower commodity prices on our operations. In addition, during the 2009 period we used a substantial portion of our cash flow to reduce our accounts payable to vendors.
Source of Capital: Debt
During 2005, we issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”). The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At September 30, 2009, $5.8 million had been accrued in connection with the November 15, 2009 interest payment and we were in compliance with all of the covenants under the Notes.
On October 2, 2008, we entered into the Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides for a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows for the use of up to $25 million of the borrowing base for letters of credit. The Credit Agreement matures on February 10, 2012; provided, however, if on or prior to such date we prepay or refinance, subject to certain conditions, the Notes, the maturity date will be extended to October 2, 2013. As of September 30, 2009 we had $100 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement. During October 2009, we repaid $51 million of borrowings outstanding under the Credit Agreement.

The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. The current borrowing base, which was based upon the valuation of the reserves attributable to our oil and gas properties as of July 1, 2009, is $100 million. The next borrowing base redetermination is scheduled to occur by March 31, 2010. If the borrowing base is further reduced, we would be obligated to repay the amount by which our aggregate credit exposure under the Credit Agreement may exceed the revised borrowing base within forty-five days after the revised borrowing base is determined. We or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
The indenture governing the Notes also limits our ability to incur indebtedness under the Credit Agreement. Under the indenture, we will not be able to incur additional secured indebtedness under the Credit Agreement if at the time of such incurrence, the total amount of indebtedness under the Credit Agreement is in excess of the greater of (i) $75 million and (ii) 20% of our ACTNA (as defined in the indenture). That calculation is based primarily on the valuation of our estimated reserves of oil and natural gas using the prior year-end commodity prices. While the indenture limits the amount of new indebtedness that may be incurred under the Credit Agreement, it does not restrict the amount of indebtedness that may be outstanding under the Credit Agreement. Therefore, even though the amount of indebtedness under the Credit Agreement at September 30, 2009 exceeded the limit described above, we were not required by the indenture to reduce the amount outstanding. Based on the $49 million of borrowings currently outstanding, under the Credit Agreement (after the October 2009 repayment described above) the indenture currently limits our additional borrowings under the Credit Agreement to approximately $46 million.
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
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of September 30, 2009, we were in compliance with all of the covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
On June 30, 2009, we received net proceeds of approximately $38 million through the public offering of 11.5 million shares of our common stock, which included the issuance of 1.5 million shares pursuant to the underwriters’ over-allotment option.
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

Use of Capital: Exploration and Development
In response to the decline in commodity prices and the deteriorated condition of the capital markets caused by the global financial crisis, we reduced our capital expenditures for 2009, as compared to 2008. Our 2009 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $65 million and $75 million, of which approximately $36 million was incurred during the first nine months of 2009. We plan to continue our strategic focus of funding our drilling expenditures with cash flow from operations. Because we operate the majority of our proved reserves, we expect to be able to continue to control the timing of a substantial portion of our capital investments. As a result of this flexibility, we plan to continue managing our future capital expenditures to stay within our projected cash flow from operations.
If commodity prices decline or if actual production or costs vary significantly from our expectations, our future exploration and development activities could be reduced or could require additional financings, which may include sales of equity or debt securities, sales of properties or assets or joint venture arrangements with industry partners. As a result of the current condition of the financial markets, we cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to further delay, reduce our participation in or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.
Disclosure Regarding Forward Looking Statements
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil and natural gas prices and the significant price decline since June 2008, the uncertain economic conditions in the United States and globally, declines in the values of our properties that have resulted and may in the future result in additional ceiling test write-downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas business. In particular, careful consideration should be given to cautionary statements made in the various reports the Company has filed with the Securities and Exchange Commission. The Company undertakes no duty to update or revise these forward-looking statements.
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
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the fourth quarter of 2009, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $1.7 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the quarter and nine month periods ended September 30, 2009, we received from the counterparties to our derivative instruments $22,163,000 and $62,097,000, respectively, in connection with net hedge settlements.
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
Our Credit Agreement requires that the counterparties to our hedge contracts be lenders under the Credit Agreement or, if not a lender under the Credit Agreement, rated A/A2 or higher by S&P or Moody’s. Currently, the counterparties to our existing hedge contracts are lenders under the Credit Agreement. To the extent we enter into additional hedge contracts, we would expect that certain of the lenders under the Credit Agreement would serve as counterparties.
As of September 30, 2009, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
October – December 2009	Swap	27,500 Mmbtu	$5.85
October – December 2009	Costless Collar	30,000 Mmbtu	$8.75 – 11.38
2010	Costless Collar	20,000 Mmbtu	$5.75 – 6.58
Crude Oil:
October – December 2009	Costless Collar	400 Bbls	$100.00 – 168.50
At September 30, 2009, we recognized a net asset of approximately $14 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of September 30, 2009, we would realize a $9.5 million gain, net of taxes, as an increase to oil and gas sales during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
During October 2009, we entered into the following gas contract accounted for as a cash flow hedge:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2010	Costless Collar	10,000 Mmbtu	$6.00 – 6.45
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 40% of our total debt as of September 30, 2009. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of September 30, 2009, and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for the remainder of 2009 is approximately $0.1 million.

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
We cannot predict future oil and natural gas prices and such prices may decline further. An extended decline in oil and natural gas prices may adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced the amount of oil and natural gas that we can produce economically, have required and may require us to record additional ceiling test write-downs and may cause our proved reserves at December 31, 2009 to decline as compared to our proved reserves at December 31, 2008. Lower prices typically cause us to reduce our capital expenditures, which then causes a reduction in production. If prices do not improve, our production and proved reserves may continue to decline.
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
As of September 30, 2009, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $168 million, which could have important consequences for you, including the following:
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
In addition, we may be unable to obtain adequate funding under our bank credit facility because (i) our borrowing base under our current revolving credit facility may decrease as the result of a redetermination, reducing it due to lower oil or natural gas prices, operating difficulties, declines in reserves, lending requirements or regulations, or for any other reason in our lenders’ discretion, (ii) limitations imposed by the indenture governing the Notes on our ability to incur indebtedness or (iii) our lending counterparties may be unwilling or unable to meet their funding obligations. If oil and natural gas prices deteriorate, our next regularly scheduled borrowing base redetermination, which is scheduled to occur by March 31, 2010, may result in a borrowing base reduction. If our borrowing base is reduced, we will be obligated to repay the amount by which our aggregate credit exposure under our bank credit facility may exceed the revised borrowing base within forty-five days after the revised borrowing base is determined.

Under the indenture, we will not be able to incur additional secured indebtedness under the Credit Agreement if at the time of such incurrence the total amount of indebtedness under the Credit Agreement is in excess of the greater of (i) $75 million and (ii) 20% of our ACNTA (as defined in the indenture). Based on the $49 million of borrowings currently outstanding under the Credit Agreement, the indenture currently limits the Company’s additional borrowings under the Credit Agreement to approximately $46 million.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2009.

Total Number of
			Shares Purchased	Maximum Number
			as Part of	(or Approximate Dollar
			Publicly	Value) of Shares that May
	Total Number of Shares	Average Price	Announced Plan	be Purchased Under the
	Purchased (1)	Paid Per Share	or Program	Plans or Programs
July 1 – July 31, 2009	1,904	$3.35	—	—
August 1 – August 31, 2009	19,609	4.63	—	—
September 1 – September 30, 2009	—	—	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE.

Item 5.	OTHER INFORMATION
NONE.

Item 6.	EXHIBITS
Exhibit 10.1, Second Amendment to Credit Agreement dated as of September 30, 2009, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 1, 2009).
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

PETROQUEST ENERGY, INC.
Date: November 4, 2009	/s/ J. Bond Clement
J. Bond Clement
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.