Form 10-K
period 2009-12-31
PETROQUEST ENERGY INC
filed 2010-02-26
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $181,470,000 as of June 30, 2009 (for purposes of this disclosure, the registrant assumed its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock were affiliates).
As of February 23, 2010, the registrant had outstanding 63,155,200 shares of Common Stock, par value $.001 per share.
Document incorporated by reference: Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held on May 12, 2010, which is incorporated by reference into Part III of this Form 10-K.

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
Among those risks, trends and uncertainties are:
•	the volatility of oil and natural gas prices and significantly depressed natural gas prices since the middle of 2008;

•	our substantial amount of indebetedness and the significant amount of cash required to service our indebtedness;

•	the recent financial crisis and continuing uncertain economic conditions in the United States and globally;

•	ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices;

•	our ability to obtain adequate financing to execute our long-term strategy when the need arises and to fund our planned capital expenditures;

•	limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by restrictive debt covenants;

•	our ability to find, develop, produce and acquire additional oil and natural gas reserves that are economically recoverable;

•	approximately half of our production being exposed to the additional risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise;

•	losses and liabilities from uninsured or underinsured drilling and operating activities;

•	our ability to market our oil and natural gas production;

•	competition from larger oil and natural gas companies;

•	the effect of new SEC rules on our estimates of proved reserves;

•	the likelihood that our actual production, revenues and expenditures related to our reserves will differ from our estimates of proved reserves;

•	our ability to identify, execute or efficiently integrate future acquisitions;

•	losses or limits on potential gains resulting from hedging production;

•	the loss of key management or technical personnel;

•	the operating hazards attendant to the oil and gas business;

•	governmental regulation relating to hydraulic fracturing and environmental compliance costs and environmental liabilities;

•	the operation and profitability of non-operated properties; and

•	potential conflicts of interest resulting from ownership of working interests and overriding royalty interests in certain of our properties by our officers and directors.
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
As used in this Form 10-K, the words “we,” “our,” “us,” “PetroQuest” and the “Company” refer to PetroQuest Energy, Inc., its predecessors and subsidiaries, except as otherwise specified. We have provided definitions for some of the oil and natural gas industry terms used in this Form 10-K in “Glossary of Certain Oil and Natural Gas Terms” beginning on page 47.
PART I

ITEMS 1 AND 2.	BUSINESS AND PROPERTIES
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with operations in Oklahoma, Arkansas and Texas and the Gulf Coast Basin. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations in 1985 through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins.
Utilizing the cash flow generated by our higher margin Gulf Coast Basin assets, we have successfully diversified into longer life basins in Oklahoma, Arkansas and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in Texas through 2009, we have invested approximately $650 million into growing our longer life assets. During the six year period ended December 31, 2009, we have realized a 97% drilling success rate on 551 gross wells drilled. Comparing 2009 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 254% and estimated proved reserves by 115%. At December 31, 2009, 77% of our estimated proved reserves and 53% of our 2009 production were derived from our longer life assets.
In response to declining commodity prices and the uncertain outlook on the financial markets as a result of the global financial crisis, during late 2008 we made the decision to shift our focus for 2009 from increasing production and reserves to building liquidity and strengthening our balance sheet. As a result, we reduced our capital expenditures, including capitalized interest and overhead, by 83% in 2009 from $357.8 million in 2008 to $59.1 million in 2009. In addition to reducing our capital expenditures, we also reduced our operating expenses and general and administrative costs, excluding non-cash stock compensation expense, by a combined 21% during 2009 as compared to 2008. Finally, in June 2009 we completed a public offering of 11.5 million shares of our common stock receiving net proceeds of approximately $38 million. As a result of our liquidity building efforts in 2009, we repaid $101 million of bank debt. Despite our capital expenditure decreases, we were still able to increase production by 1% and only experienced a 3% decline in our estimated proved reserves, as compared to 2008.

Business Strategy
Maintain Our Financial Flexibility. Having achieved our 2009 goal of strengthening our balance sheet, we plan to resume our strategy of growing reserves and production based on our outlook for commodity prices. Our 2010 capital expenditures, which include capitalized interest and overhead, are expected to range between $120 million and $140 million, a significant increase when compared to our actual 2009 capital expenditures of approximately $59.1 million. In order to maintain our financial flexibility, we plan to fund our 2010 capital expenditures budget with cash flow from operations. Because we operate approximately 75% of our total estimated proved reserves and manage the drilling and completion activities on an additional 15% of such reserves, we expect to be able to control the timing of a substantial portion of our capital investments. As a result, we expect to be able to actively manage our 2010 capital budget to stay within our projected cash flow from operations in the event commodity prices or the health of the global financial markets do not match our expectations. In addition to funding capital expenditures with cash flow from operations, during 2010 we plan to also maintain an active commodity hedging program and, as we did during prior years, we may opportunistically dispose of non-core or mature assets to reduce debt or to provide capital for higher potential exploration and development properties that fit our long-term growth strategy.
Concentrate in Core Operating Areas and Build Scale. We plan to continue focusing our operations in Oklahoma, Arkansas, Texas and the Gulf Coast Basin. Operating in concentrated areas helps us better control our overhead by enabling us to manage a greater amount of acreage with fewer employees and minimize incremental costs of increased drilling and production. We have substantial geological and reservoir data, operating experience and partner relationships in these regions. We believe that these factors, coupled with the existing infrastructure and favorable geologic conditions with multiple known oil and gas producing reservoirs in these regions, will provide us with attractive investment opportunities.
Pursue Balanced Growth and Portfolio Mix. We plan to pursue a risk-balanced approach to the growth and stability of our reserves, production, cash flows and earnings. Our goal is to strike a balance between lower risk development activities and higher risk and higher impact exploration activities. We plan to allocate our 2010 capital investments in a manner that continues to geographically and operationally diversify our asset base. Through our portfolio diversification efforts, at December 31, 2009, approximately 77% of our estimated proved reserves were located in longer life and lower risk basins in Oklahoma, Arkansas and Texas and 23% were located in the shorter life, but higher flow rate reservoirs in the Gulf Coast Basin. This compares to 68% and 61% of our estimated proved reserves located in longer life basins at December 31, 2008 and 2007, respectively. In terms of production diversification, during 2009, 53% of our production was derived from longer life basins versus 47% and 27% in 2008 and 2007, respectively.
Manage Our Risk Exposure. We plan to continue several strategies designed to mitigate our operating risks. Since 2003, we have adjusted the working interest we are willing to hold based on the risk level and cost exposure of each project. For example, we typically reduce our working interests in higher risk exploration projects while retaining greater working interests in lower risk development projects. Our partners often agree to pay a disproportionate share of drilling costs relative to their interests, allowing us to allocate our capital spending to maximize our return and reduce the inherent risk in exploration and development activities. We also strive to retain operating control of the majority of our properties to control costs and timing of expenditures and we expect to continue to actively hedge a portion of our future planned production to mitigate the impact of commodity price fluctuations and achieve more predictable cash flows.
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
2009 Financial and Operational Summary
During 2009, we invested $59.1 million in exploratory, development and acquisition activities as we drilled 66 gross exploratory wells and 16 gross development wells realizing an overall success rate of 98%. These activities were financed through our cash flow from operating activities. Despite the significant decline in capital investment during 2009, our production increased 1% to a Company annual record of 34.2 Bcfe. In 2009, we issued 11.5 million shares of our common stock receiving net proceeds of approximately $38 million. Using these proceeds and cash flow from our operating activities, we reduced our outstanding borrowings under our bank credit facility from $130 million at the end of 2008 to $29 million at the end of 2009, reducing our total outstanding debt by 36% when compared to the end of 2008.

Oil and Gas Reserves
In 2009, the SEC issued a revision to Staff Accounting Bulletin 113 (“SAB 113”) which changed the guidelines for estimating proved reserves. The principal revisions include: the price used in determining quantities of oil and gas reserves; elimination of post-quarter-end prices to evaluate limitations of capitalized costs under the full cost method of accounting; a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking; and removal of the exclusion of unconventional oil and gas extraction methods as oil and gas producing activities. Our reserves were primarily affected by the change in pricing methodology, which is now calculated by the unweighted arithmetic average of the first-day-of-the-month market price for oil and gas during the 12-month period prior to the ending date of the balance sheet. The previous SEC methodology required reserves to be priced using the closing price as of the last business day of the reporting period. Use of the year-end pricing methodology at December 31, 2009 would have resulted in an increase in proved reserves of approximately 36 Bcfe. A summary of the impact of the change in reserve estimation methodology on our reserves is as follows:

	New SEC	Previous SEC
	Methodology	Methodology

Oil price (per Bbl) pre differentials	$61.18	$79.36
Oil price (per Bbl) with differentials	$60.57	$78.75
Gas price (per Mcfe) pre differentials	$3.87	$5.79
Gas price (per Mcfe) with differentials	$2.97	$5.01
Total Proved Reserves (Bcfe)	178.9	202.2
Standardized Measure (M$)	$174,288	$344,466
Our estimated proved reserves under the revised SEC guidelines at December 31, 2009 decreased 3% from 2008 totaling 1,931 MBbls of oil and 167,361 MMcfe of natural gas, with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on average prices during 2009 (“PV-10”) of $177.0 million. At December 31, 2009, our standardized measure of discounted cash flows, which includes the estimated impact of future income taxes, totaled $174.3 million. Our standardized measure of discounted cash flows at December 31, 2009 was 45% below 2008 as we utilized the revised SEC pricing methodology of $60.57 per barrel and $2.97 per Mcfe (adjusted for field differentials) in 2009, compared to year-end pricing of $41.53 per barrel and $4.64 per Mcfe at December 31, 2008. See the reconciliation of PV-10 to the standardized measure of discounted cash flows below.
The decline in gas prices and the corresponding revised pricing methodology described in more detail above had a negative impact on certain of our estimated proved reserves and related estimated net cash flows. As a result, we recorded $156.1 million in ceiling test write-downs during 2009. Under the previous SEC reserve reporting methodology, we would not have recorded a ceiling test write-down in the fourth quarter of $52.6 million and our estimated proved reserves at December 31, 2009 would have been 202 Bcfe, a 9% increase as compared to 2008.
Ryder Scott Company, L.P. and Netherland, Sewell and Associates, Inc., each of which are nationally recognized independent petroleum engineering firms, prepared the estimates of our proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31, 2009. Ryder Scott Company, L.P. prepared the estimates related to our Gulf Coast Basin, including offshore Louisiana, and East Texas properties and Netherland, Sewell and Associates, Inc. prepared the estimates of our Arkansas and Oklahoma properties. The estimates prepared by Ryder Scott Company, L.P. accounted for approximately 40% of the total proved reserves (on a Bcfe basis) at December 31, 2009 and 75% of the total estimated discounted pre-tax future net cash flows. The estimates prepared by Netherland, Sewell and Associates, Inc. accounted for the remaining 60% of our total proved reserves (on a Bcfe basis) at December 31, 2009 and 25% of the estimated discounted pre-tax future net cash flows.

The following table sets forth certain information about our estimated proved reserves as of December 31, 2009.

		Natural Gas and
	Oil (MBbls)	NGL (Mmcfe)	Total Mmcfe

Proved Developed	1,775	100,430	111,080

Proved Undeveloped	156	66,931	67,867

Total Proved	1,931	167,361	178,947

As of December 31, 2009, our proved undeveloped reserves (“PUDs”) totaled 67.9 Bcfe, a 38% increase from our PUD balance at December 31, 2008. During 2009, we spent $4.3 million converting 3.7 Bcfe of PUDs at December 31, 2008 to proved developed at December 31, 2009. The majority of the increase in our PUDs during 2009 was the result of positive performance revisions and additions of PUDs from extensions and discoveries related to our Oklahoma assets. Offsetting these increases was a reduction to PUDs totaling approximately 26 Bcfe as a result of lower pricing.
Approximately 73% of our total PUDs at December 31, 2009 were associated with the future development of our Oklahoma properties. We expect all of our PUDs at December 31, 2009 to be developed over the next five years. At December 31, 2009, we had one PUD totaling less than 0.4 Bcfe that had been booked for longer than five years. We are currently evaluating the near-term development of this PUD. Estimated future costs related to the development of PUDs are expected to total $20.5 million in 2010, $36.1 million in 2011 and $49.7 million in 2012.
The estimated cash flows from our proved reserves at December 31, 2009 were as follows:

		Proved
	Proved Developed	Undeveloped	Total Proved
	(M$)	(M$)	(M$)

Estimated pre-tax future net cash flows (1)	$233,201	$39,070	$272,271

Discounted pre-tax future net cash flows (PV-10) (1)	$179,520	$(2,525)	$176,995

Total standardized measure of discounted future net cash flows	—	—	$174,288

(1)
Estimated pre-tax future net cash flows and discounted pre-tax future net cash flows (PV-10) are non-GAAP measures because they exclude income tax effects. Management believes these non-GAAP Measures are useful to investors as they are based on prices, costs and discount factors which are consistent from company to company, while the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. As a result, the Company believes that investors can use these non-GAAP measures as a basis for comparison of the relative size and value of the Company’s reserves to other companies. The Company also understands that securities analysts and rating agencies use these non-GAAP measures in similar ways. The following table reconciles undiscounted and discounted future net cash flows to standardized measure of discounted cash flows as of December 31, 2009:

Total Proved (M$)

Estimated pre-tax future net cash flows	$272,271

10% annual discount	(95,276)

Discounted pre-tax future net cash flows	176,995

Future income taxes discounted at 10%	(2,707)

Standardized measure of discounted future net cash flows	$174,288

We have not filed any reports with other federal agencies that contain an estimate of total proved net oil and gas reserves.

Core Areas
Oklahoma
During late 2006, we began our initial drilling program to evaluate the Woodford Shale formation on a substantial portion of our Oklahoma acreage. During 2009, we continued our evaluation of the Woodford Shale as we drilled and participated in 15 gross wells, achieving a 100% success rate. In total, we invested $19 million in Oklahoma during 2009 in acquiring prospective Woodford Shale acreage and drilling and completing wells. As a result of our success in targeting the Woodford Shale, average daily production from our Oklahoma properties during 2009 increased to 29 MMcfe per day, a 15% increase from our 2008 average daily production. In addition to growing production, we experienced positive performance revisions to our proved reserves, which when combined with reserves added from our 2009 drilling program, resulted in a 43% increase in our estimated proved reserves from our Oklahoma properties. We have allocated approximately 62% of our 2010 capital budget to operations in Oklahoma.
Arkansas
During 2007, we closed several transactions acquiring a leasehold position in Arkansas. During late 2007, we began participating in an aggressive drilling program on this acreage targeting the Fayetteville Shale. This drilling program continued during 2009 as we participated in 65 gross wells, all of which were successful. In total we invested $15 million in Arkansas during 2009. As a result of our wells drilled in 2008 and our 2009 investments, we grew production to an average of 8 MMcfe per day in 2009, an 80% increase from our 2008 average daily production. However, our estimated proved reserves in this region declined 35% primarily due to the revised SEC reserve pricing methodology and curtailed drilling operations. We have allocated approximately 6% of our 2010 capital budget to participating in third-party operated Fayetteville Shale wells.
Texas
During 2009, we invested $3 million on completions and maintenance of our Texas properties. As part of our goal of building liquidity, we deferred significant development in this area during 2009. Net production from our Texas assets averaged 12 MMcfe per day during 2009, a 17% decrease from 2008 average daily production. Our estimated proved reserves in this area declined 29% primarily due to the revised SEC reserve pricing methodology. We have allocated approximately 6% of our 2010 capital budget to drilling and completing wells in this area.
Gulf Coast Basin
During 2009, we invested $16.7 million in this area primarily on facilities and completions. We also drilled one well and participated in one well onshore in south Louisiana, neither of which was commercially productive. Production from this area decreased 8% from 2008 totaling 44.8 MMcfe per day in 2009. Our estimated proved reserves in this area declined 31% from 2008 primarily as a result of reduced capital investments during 2009. We have allocated approximately 25% of our 2010 capital budget to various drilling and maintenance projects in this area.
Markets and Customers
We sell our oil and natural gas production under fixed or floating market contracts. Customers purchase all of our oil and natural gas production at current market prices. The terms of the arrangements generally require customers to pay us within 30 days after the production month ends. As a result, if the customers were to default on their payment obligations to us, near-term earnings and cash flows would be adversely affected. However, due to the availability of other markets and pipeline connections, we do not believe that the loss of these customers or any other single customer would adversely affect our ability to market production. Our ability to market oil and natural gas from our wells depends upon numerous factors beyond our control, including:
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
We cannot assure you that we will be able to market all of the oil or natural gas we produce or that favorable prices can be obtained for the oil and natural gas we produce.
A portion of the production that we operate in Oklahoma is committed to a firm transportation agreement. Under the terms of the agreement, we must deliver 9.1 Bcf of natural gas per year through October 31, 2013.
In view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we are unable to predict future oil and natural gas prices and demand or the overall effect such prices and demand will have on the Company. During 2009, two customers individually accounted for 17% each, one accounted for 13% and one accounted for 12% of our oil and natural gas revenue. During 2008, one customer accounted for 23%, three accounted for 11% each and one accounted for 10% of our oil and natural gas revenue. During 2007, we had three customers who individually accounted for 32%, 16% and 12% of our oil and natural gas revenue. These percentages do not consider the effects of commodity hedges. We do not believe that the loss of any of our oil or natural gas purchasers would have a material adverse effect on our operations due to the availability of other purchasers.
Production, Pricing and Production Cost Data
The following table sets forth our production, pricing and production cost data during the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Production:
Oil (Bbls)	600,124	680,571	1,079,672
Gas (Mcfe)	30,598,092	29,708,204	24,965,789
Total Production (Mcfe)	34,198,836	33,791,630	31,443,821

Average sales prices (1):
Oil (per Bbl)	$59.31	$100.61	$71.25
Gas (per Mcfe)	3.37	8.36	6.78
Per Mcfe	4.06	9.38	7.83

Average Production Cost per Mcfe (2)	$1.13	$1.32	$1.02

(1)	Does not include the effect of hedges

(2)	Production costs do not include production taxes

Oil and Gas Drilling Activity
The following table sets forth the wells drilled and completed by us during the periods indicated. All wells were drilled in the continental United States:

	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Exploration:
Productive	64	5.84	103	27.64	54	26.12
Non-productive	2	0.48	6	1.63	9	2.86

Total	66	6.32	109	29.27	63	28.98

Development:
Productive	16	1.70	41	10.77	22	7.89
Non-productive	—	—	—	—	2	0.15

Total	16	1.70	41	10.77	24	8.04

We owned working interests in 15 gross (9 net) producing oil wells and 871 gross (277 net) producing gas wells at December 31, 2009. Of the 886 gross productive wells at December 31, 2009, 13 had dual completions. At December 31, 2009, we had 40 gross (3 net) wells in progress.
Leasehold Acreage
The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2009:

	Leasehold Acreage
	Developed		Undeveloped
	Gross	Net	Gross	Net
Alabama	135	46	3,432	2,200
Arkansas	17,785	5,035	37,416	11,802
Louisiana	7,304	2,301	8,955	3,350
Mississippi	1,628	1,178	—	—
Oklahoma	73,387	36,427	27,775	25,826
Texas	45,366	24,660	21,515	18,430
Federal Waters	66,731	28,308	16,416	11,704

Total	212,336	97,955	115,509	73,312

Leases covering 32% of our net undeveloped acreage are scheduled to expire in 2010, 45% in 2011, 8% in 2012 and 15% thereafter.
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
On August 8, 2005, the Energy Policy Act of 2005 (the “2005 EPA”) was signed into law. This comprehensive act contains many provisions that will encourage oil and gas exploration and development in the U.S. The 2005 EPA directs the FERC, MMS and other federal agencies to issue regulations that will further the goals set out in the 2005 EPA. The 2005 EPA amends the NGA to make it unlawful for “any entity”, including otherwise non-jurisdictional producers such as us, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. On January 20, 2006, the FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of the FERC’s enforcement authority. We do not anticipate we will be affected any differently than other producers of natural gas.
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
For offshore operations, lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the United States Environmental Protection Agency (“USEPA”), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and prohibiting the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities.
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

According to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases (“GHG”) may be contributing to global warming of the earth’s atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives are underway to limit GHG emissions. The U.S. Congress is considering legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act (“CAA”) definition of an “air pollutant”, and in response the USEPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA. The USEPA has also promulgated rules requiring large sources to report their GHG emissions. Although these reporting regulations are not currently applicable to the Company, these reporting rules may be expanded in the future to apply to additional sources. In addition, the USEPA has proposed rules that would significantly increase the GHG emission threshold that would identify major stationary sources of GHG subject to CAA permitting programs. Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact the Company. However, apart from these developments, recent judicial decisions that have allowed certain tort claims alleging property damage to proceed against GHG emissions sources may increase the Company’s litigation risk for such claims. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, the Company cannot predict the financial impact of related developments on the Company.
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

Employees
We had 99 full-time employees as of February 1, 2010. In addition to our full time employees, we utilize the services of independent contractors to perform certain functions. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement.
Available Information
We make available free of charge, or through the “Investors — SEC Documents” section of our website at www.petroquest.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished to the Securities and Exchange Commission. Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available through the “Investors — Corporate Governance” section of our website or in print to any stockholder who requests them.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business, Industry and Strategy
Oil and natural gas prices are volatile, and natural gas prices have been significantly depressed since the middle of 2008. An extended decline in the prices of oil and natural gas would likely have a material adverse effect on our financial condition, liquidity, ability to meet our financial obligations and results of operations.
Our future financial condition, revenues, results of operations, profitability and future growth, and the carrying value of our oil and natural gas properties depend primarily on the prices we receive for our oil and natural gas production. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon oil and natural gas prices. Prices for natural gas have been significantly depressed since the middle of 2008 and future oil and natural gas prices are subject to large fluctuations in response to a variety of factors beyond our control.
These factors include:
•	relatively minor changes in the supply of or the demand for oil and natural gas;

•	the condition of the United States and worldwide economies;

•	market uncertainty;

•	the level of consumer product demand;

•	weather conditions in the United States, such as hurricanes;

•	the actions of the Organization of Petroleum Exporting Countries;

•	domestic and foreign governmental regulation and taxes, including price controls adopted by the Federal Energy Regulatory Commission;

•	political conditions or hostilities in oil and natural gas producing regions, including the Middle East and South America;

•	the price and level of foreign imports of oil and natural gas; and

•	the price and availability of alternate fuel sources.
We cannot predict future oil and natural gas prices and such prices may decline further. An extended decline in oil and natural gas prices may adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced and may further reduce the amount of oil and natural gas that we can produce economically and has required and may require us to record additional ceiling test write-downs. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices. Our sales are not made pursuant to long-term fixed price contracts.

To attempt to reduce our price risk, we periodically enter into hedging transactions with respect to a portion of our expected future production. We cannot assure you that such transactions will reduce the risk or minimize the effect of any decline in oil or natural gas prices. Any substantial or extended decline in the prices of or demand for oil or natural gas would have a material adverse effect on our financial condition, liquidity, ability to meet our financial obligations and results of operations.
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.
As of December 31, 2009, the aggregate amount of our outstanding indebtedness, net of available cash on hand, was approximately $157.5 million, which could have important consequences for you, including the following:
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
Under the indenture governing our 10 3/8% notes, we will not be able to incur additional secured indebtedness under our bank credit facility if at the time of such incurrence the total amount of indebtedness under our bank credit facility is in excess of the greater of (i) $75 million and (ii) 20% of our ACNTA (as defined in the indenture). Based on the $29 million of borrowings outstanding at December 31, 2009 under our bank credit facility, the indenture would limit our additional borrowings under our bank credit facility to approximately $46 million.
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt, including our 10 3/8% notes, and meet our other obligations. If we do not have enough cash to service our debt, we may be required to refinance all or part of our existing debt, including our 10 3/8% notes, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.
Our ability to make payments on and to refinance our indebtedness, including our 10 3/8% notes, and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions and other factors that are beyond our control, including the prices that we receive for our oil and natural gas production.
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
The recent financial crisis and continuing uncertain economic conditions may have material adverse impacts on our business and financial condition that we currently cannot predict.
As widely reported, financial markets in the United States, Europe and Asia recently experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Due to the recent financial crisis and continuing uncertain economic conditions, the demand for oil and natural gas has declined, which has negatively impacted the revenues, margins and profitability of our business. In addition, the borrowing base under our bank credit facility has been reduced as a result of redeterminations due to lower oil and gas prices. Unemployment has risen while business and consumer confidence have declined.
Although we cannot predict the additional impacts on us of continuing uncertain economic conditions, they could materially adversely affect our business and financial condition. For example:
•
the demand for oil and natural gas may decline due to continuing uncertain economic conditions which could negatively impact the revenues, margins and profitability of our oil and natural gas business;

•	our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for exploration and/or development of our reserves;
•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables; or
•	counterparties may not fulfill their delivery or purchase obligations.
Lower oil and natural gas prices may cause us to record ceiling test write-downs, which could negatively impact our results of operations.
We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “full cost ceiling” which is based upon the present value of estimated future net cash flows from proved reserves, including the effect of hedges in place, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If at the end of any fiscal period we determine that the net capitalized costs of oil and natural gas properties exceed the full cost ceiling, we must charge the amount of the excess to earnings in the period then ended. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce our net income and stockholders’ equity. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date. During 2009, we recognized approximately $156.1 million in ceiling test write-downs as a result of the decline in commodity prices.

We review the net capitalized costs of our properties quarterly, using, effective for fiscal periods ending on or after December 31, 2009, a single price based on the beginning of the month average of oil and natural gas prices for the prior 12 months. We also assess investments in unproved properties periodically to determine whether impairment has occurred. The risk that we will be required to further write down the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. We may experience further ceiling test write-downs or other impairments in the future. In addition, any future ceiling test cushion would be subject to fluctuation as a result of acquisition or divestiture activity.
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
Although our capital expenditure budget is forecasted to remain within our cash flow for 2010, we will continue to spend a substantial amount of capital for the development, exploration, acquisition and production of oil and natural gas reserves. If extended or further declines in oil and natural gas prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to execute our drilling program. We may be forced to raise additional debt or equity, sell properties or assets or enter into joint venture arrangements with industry partners to fund such expenditures. We cannot assure you that additional financings or cash generated by operations will be available to meet these requirements.
Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
Our bank credit facility and the indenture governing our 10 3/8% notes contain a number of significant covenants that, among other things, restrict or limit our ability to:
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
Approximately half of our production is exposed to the additional risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise.
Approximately half of our production and approximately 23% of our reserves are located in the Gulf of Mexico and along the Gulf Coast Basin. Operations in this area are subject to severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise. Some of these adverse conditions can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, certain of our Gulf Coast Basin properties have experienced damages and production downtime as a result of storms including Hurricanes Katrina and Rita, and more recently Hurricanes Gustav and Ike. In addition, according to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases may be contributing to global warming of the earth’s atmosphere and to global climate change, which may exacerbate the severity of these adverse conditions. As a result, such conditions may pose increased climate-related risks to our assets and operations.

In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks; however, losses could occur for uninsured risks or in amounts in excess of existing insurance coverage. We cannot assure you that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that any particular types of coverage will be available. An event that is not fully covered by insurance could have a material adverse effect on our financial position and results of operations.
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
Our estimates of proved reserves have been prepared under revised SEC rules which went into effect for fiscal years ending on or after December 31, 2009, which may make comparisons to prior periods difficult and could limit our ability to book additional proved undeveloped reserves in the future.
This Form 10-K presents estimates of our proved reserves as of December 31, 2009, which have been prepared and presented under revised SEC rules. These revised rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on twelve-month unweighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing. The pricing that was used for estimates of our reserves as of December 31, 2009 was based on an unweighted average twelve month price, adjusted for field differentials, of $60.57 per Bbl for oil and $2.97 per Mcfe for natural gas, as compared to $41.53 per Bbl for oil and $4.64 per Mcfe for natural gas as of December 31, 2008. As a result of these changes, direct comparisons to our previously-reported reserve amounts may be more difficult.
Another impact of the revised SEC rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This revised rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill on those reserves within the required five-year timeframe.
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

Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Historically, the difference between our actual production and the production estimated in a prior year’s reserve report has not been material. However, our 2009 production was approximately 10% less than amounts projected in our 2008 reserve report. The lower than estimated production was primarily the result of significant reductions in our 2009 capital expenditures budget in response to lower commodity prices. We cannot assure you that these differences will not be material in the future.
Approximately 38% of our estimated proved reserves at December 31, 2009 are undeveloped and 9% were developed, non-producing. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop and produce our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated. In addition, the recovery of undeveloped reserves is generally subject to the approval of development plans and related activities by applicable state and/or federal agencies. Statutes and regulations may affect both the timing and quantity of recovery of estimated reserves. Such statutes and regulations, and their enforcement, have changed in the past and may change in the future, and may result in upward or downward revisions to current estimated proved reserves.
You should not assume that the standardized measure of discounted cash flows is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the standardized measure of discounted cash flows from proved reserves at December 31, 2009 are based on twelve-month average prices and costs as of the date of the estimate. These prices and costs will change and may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by oil and natural gas purchasers or in governmental regulations or taxation may also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor we use when calculating standardized measure of discounted cash flows for reporting requirements in compliance with accounting requirements is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with our operations or the oil and natural gas industry in general will affect the accuracy of the 10% discount factor.
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
We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. Our hedges at December 31, 2009 are costless collars that are placed with the commodity trading branches of JP Morgan and Wells Fargo, each of whom participates in our bank credit facility. We cannot assure you that these or future counterparties will not become credit risks in the future. Hedging arrangements expose us to risks in some circumstances, including situations when the counterparty to the hedging contract defaults on the contractual obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements may limit the benefit we could receive from increases in the market or spot prices for oil and natural gas. Oil and natural gas hedges increased (reduced) our total oil and gas sales by approximately $79.9 million, ($8.3) million and $9.9 million during 2009, 2008 and 2007, respectively. We cannot assure you that the hedging transactions we have entered into, or will enter into, will adequately protect us from fluctuations in oil and natural gas prices.
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
Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Congress is currently considering legislation to amend the federal Safe Drinking Water Act to repeal the exemptions for hydraulic fracturing from the Safe Drinking Water Act and require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of bills currently pending before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. Further, the legislation could result in an additional level of regulation that could lead to operational delays, increased operating costs and additional regulatory burdens.

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
We cannot control the activities on properties we do not operate and we are unable to ensure the proper operation and profitability of these non-operated properties.
We do not operate all of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, the operation of these properties. The success and timing of drilling and development activities on our partially owned properties operated by others therefore will depend upon a number of factors outside of our control, including the operator’s:
•	timing and amount of capital expenditures;
•	expertise and diligence in adequately performing operations and complying with applicable agreements;
•	financial resources;
•	inclusion of other participants in drilling wells; and
•	use of technology.
As a result of any of the above or an operator’s failure to act in ways that are in our best interest, our allocated production revenues and results of operations could be adversely affected.

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
The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy companies, has been and may continue to be highly volatile. During 2009, the sales price of our stock ranged from a low of $0.61 per share (on March 9, 2009) to a high of $8.65 per share (on January 6, 2009). Factors such as announcements concerning changes in prices of oil and natural gas, the success of our acquisition, exploration and development activities, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.
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
At December 31, 2009, we had reserved approximately 3.2 million shares of common stock for issuance under outstanding options and approximately 5.1 million shares issuable upon conversion of the Series B Preferred Stock. All of these shares of common stock are registered for sale or resale on currently effective registration statements. We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, the granting of restricted stock or the conversion of the Series B Preferred Stock, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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
PetroQuest is involved in litigation relating to claims arising out of its operations in the normal course of business, including worker’s compensation claims, tort claims and contractual disputes. Some of the existing known claims against us are covered by insurance subject to the limits of such policies and the payment of deductible amounts by us. Management believes that the ultimate disposition of all uninsured or unindemnified matters resulting from existing litigation will not have a material adverse effect on PetroQuest’s business or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES
The following graph illustrates the yearly percentage change in the cumulative stockholder return on our common stock, compared with the cumulative total return on the NYSE/AMEX Stock Market (U.S. Companies) Index and the NYSE Stocks — Crude Petroleum and Natural Gas Index, for the five years ended December 31, 2009.

Market Price of and Dividends on Common Stock
Our common stock trades on the New York Stock Exchange under the symbol “PQ.” The following table lists high and low sales prices per share for the periods indicated:

	High	Low

2008
1st Quarter	$18.07	$10.77
2nd Quarter	28.16	17.17
3rd Quarter	29.18	13.15
4th Quarter	15.09	4.45

2009
1st Quarter	$8.65	$0.61
2nd Quarter	5.90	2.14
3rd Quarter	6.52	2.64
4th Quarter	8.08	5.14
As of February 23, 2010, there were 368 common stockholders of record.
We have never paid a dividend on our common stock, cash or otherwise, and intend to retain our cash flow from operations for the future operation and development of our business. In addition, under our bank credit facility, the indenture governing the 10 3/8% senior notes, and, in some circumstances, the terms of our Series B Preferred Stock, we are restricted from paying cash dividends on our common stock. The payment of future dividends, if any, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. See Item 1A. “Risk Factors — Risks Relating to our Outstanding Common Stock — We do not intend to pay dividends on our common stock and our ability to pay dividends on our common stock is restricted.”
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2009.

Total Number of
			Shares Purchased	Maximum Number (or
			as Part of	Approximate Dollar
			Publicly	Value) of Shares that May
	Total Number of Shares	Average Price	Announced Plan	be Purchased Under the
	Purchased (1)	Paid Per Share	or Program	Plans or Programs
October 1 - October 31, 2009	—	—	—	—
November 1 - November 30, 2009	—	—	—	—
December 1 - December 31, 2009	6,324	$5.39	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 2009 has been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.

	Year Ended December 31,
	2009 (1)	2008 (2)	2007	2006	2005
	(in thousands except per share data)
Revenues	$218,875	$313,958	$262,334	$199,520	$120,552
Net income (loss) available to common stockholders	(95,330)	(102,100)	39,245	23,986	21,417
Net income (loss) available to common stockholders per share:
Basic	(1.72)	(2.08)	0.79	0.49	0.46
Diluted	(1.72)	(2.08)	0.78	0.49	0.44
Oil and gas properties, net	321,875	512,861	554,850	431,814	365,183
Total assets	410,459	670,249	644,347	518,290	431,470
Long-term debt	178,267	278,998	148,755	195,537	158,340
Stockholders’ equity	162,105	237,487	302,317	189,711	144,537

(1)	The year ended December 31, 2009 includes a ceiling test write-down of $156.1 million.

(2)	The year ended December 31, 2008 includes a ceiling test write-down of $266.2 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with operations in Oklahoma, Arkansas, Texas and the Gulf Coast Basin. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations in 1985 through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins.
Utilizing the cash flow generated by our higher margin Gulf Coast Basin assets, we have successfully diversified into longer life basins in Oklahoma, Arkansas and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in Texas through 2009, we have invested approximately $650 million into growing our longer life assets. During the six year period ended December 31, 2009, we have realized a 97% drilling success rate on 551 gross wells drilled. Comparing 2009 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 254% and estimated proved reserves by 115%. At December 31, 2009, 77% of our estimated proved reserves and 53% of our 2009 production were derived from our longer life assets.
In response to declining commodity prices and the uncertain outlook on the financial markets as a result of the global financial crisis, during late 2008 we made the decision to shift our focus for 2009 from increasing production and reserves to building liquidity and strengthening our balance sheet. As a result, we reduced our capital expenditures, including capitalized interest and overhead, by 83% in 2009 from $357.8 million in 2008 to $59.1 million in 2009. In addition to reducing our capital expenditures, we also reduced our operating expenses and general and administrative costs, excluding non-cash stock compensation expense, by a combined 21% during 2009 as compared to 2008. Finally, in June 2009 we completed a public offering of 11.5 million shares of our common stock receiving net proceeds of approximately $38 million. As a result of these liquidity building efforts, we repaid $101 million of bank debt in 2009. Despite our reduction in capital expenditures, we were still able to increase production by 1% and only experienced a 3% decline in our estimated proved reserves, as compared to 2008.

Having achieved our 2009 goal of strengthening our balance sheet, we plan to resume our strategy of growing reserves and production during 2010 based upon our outlook for commodity prices. We plan to fund our estimated 2010 capital expenditures budget of $120 — $140 million through internally generated cash flow. We expect to operate the majority of our drilling activity in 2010 which should enable us to respond timely to global market changes and commodity price changes.
Critical Accounting Policies and Estimates
Reserve Estimates
Our estimates of proved oil and gas reserves constitute those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. At the end of each year, our proved reserves are estimated by independent petroleum engineers in accordance with guidelines established by the SEC. These estimates, however, represent projections based on geologic and engineering data. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quantity and quality of available data, engineering and geological interpretation and professional judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves may be later determined to be uneconomic. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of such oil and gas properties.
On December 29, 2008, the SEC issued a revision to Staff Accounting Bulletin 113 (“SAB 113”) which established guidelines related to modernizing accounting and disclosure requirements for oil and natural gas companies. The revised disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The revised rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The revised disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. A significant change to the rules involves the pricing at which reserves are measured. The revised rules utilize a 12-month average price using beginning of the month pricing during the 12-month period prior to the ending date of the balance sheet to report oil and natural gas reserves rather than year-end prices. In addition, the 12-month average will also be used to measure ceiling test impairments and to compute depreciation, depletion and amortization. The revised rules are effective for reserve estimation at December 31, 2009 with first reporting for calendar year companies in their 2009 annual reports. See Items 1 and 2 — Business and Properties — Oil and Gas Reserves for a discussion of the impact of this change in methodology on our estimated proved reserves.
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
Natural gas prices have declined significantly since June of 2008. At December 31, 2009, we computed the estimated future net cash flows from our proved oil and gas reserves, discounted at 10%, using twelve-month average prices, including hedges, of $3.10 per Mcfe and $60.57 per barrel. Due to the low twelve-month average prices, we recorded a ceiling test write-down of $52.6 million during the fourth quarter of 2009. Our cash flow hedges in place at December 31, 2009 reduced the fourth quarter ceiling test write-down by approximately $20 million. In total, we recorded $156.1 million in ceiling test write-downs during 2009.
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

Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2009, our derivative instruments were considered effective cash flow hedges.
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
New Accounting Standards
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification is considered non-authoritative.
The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification was effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures therein as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing cross-references to the standards issued and adopted prior to the adoption alongside the Codification references.
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
In April 2009, the FASB issued ASC Topic 825-10-65 (FSP FAS 107-1) and ASC Topic 270 (APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) which enhance consistency in financial reporting by increasing the frequency of fair value disclosures. These standards are effective for interim and annual periods ending after June 15, 2009 and we adopted the provisions of these standards for the period ending June 30, 2009. The adoption of these standards did not have a material impact on our financial position or results of operations.
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

Results of Operations
The following table sets forth certain operating information with respect to our oil and gas operations for the years ended December 31, 2009, 2008 and 2007. Our historical results are not necessarily indicative of results to be expected in future periods.

	Year Ended December 31,
	2009	2008	2007
Production:
Oil (Bbls)	600,124	680,571	1,079,672
Gas (Mcfe)	30,598,092	29,708,204	24,965,789
Total Production (Mcfe)	34,198,836	33,791,630	31,443,821

Sales:
Total oil sales	$41,150,657	$66,349,344	$76,138,234
Total gas sales	177,493,256	242,273,860	180,084,794

Total oil and gas sales	$218,643,913	$308,623,204	$256,223,028

Average sales prices:
Oil (per Bbl)	$68.57	$97.49	$70.52
Gas (per Mcfe)	5.80	8.16	7.21
Per Mcfe	6.39	9.13	8.15
The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of $74,333,000, ($6,160,000), and $10,713,000 and oil hedges of $5,559,000, ($2,124,000) and ($791,000) for the years ended December 31, 2009, 2008 and 2007, respectively.
Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008
Net loss available to common stockholders totaled ($95,330,000) and ($102,100,000) for the years ended December 31, 2009 and 2008, respectively. The decline in the net loss during 2009 was primarily attributable to the following:
Production Gas production during the twelve-month period ended December 31, 2009 increased 3% from the comparable period in 2008. The increase in gas production was primarily the result of a full year of production from discoveries at our Pelican Point and The Bluffs prospects in South Louisiana and increased production from our Oklahoma and Arkansas wells.
Oil production during the year ended December 31, 2009 decreased 12% from the comparable 2008 period primarily due to normal production declines at our Ship Shoal 72 and Turtle Bayou Fields which produce approximately half of our total oil production.
While production increased overall by 1% in 2009, we experienced declines in each quarter throughout 2009 as a result of our reduced capital expenditures. Our capital expenditure budget for 2010 is significantly increased, which we expect will provide us with quarterly production growth in 2010, as compared to our fourth quarter 2009 production. However, in total, we expect 2010 production to be slightly less than volumes produced during 2009.
Prices Including the effects of our hedges, average oil prices per barrel during 2009 were $68.57, as compared to $97.49 during 2008. Average gas prices per Mcf were $5.80 during 2009, as compared to $8.16 during 2008. Stated on an Mcfe basis, unit prices received during 2009 were 30% lower than the prices received during 2008. See “Liquidity and Capital Resources” below for a discussion of the impact of oil and gas prices on our revenues, cash flow and bank credit facility.
Revenue Including the $79,892,000 received from our hedges, oil and gas sales during the year ended December 31, 2009 totaled $218,644,000, a 29% decrease from oil and gas sales of $308,623,000 during 2008. The decreased revenue during 2009 was primarily the result of lower average pricing and decreased oil production. As a result of the expiration of our higher valued 2009 hedge positions, we expect oil and gas revenue to decline during 2010, as compared to 2009.

Expenses Lease operating expenses for year ended December 31, 2009 decreased to $38,541,000 from $44,665,000 during 2008. Per unit lease operating expenses totaled $1.13 per Mcfe during 2009 as compared to $1.32 per Mcfe during 2008. The decreases in lease operating expenses were primarily due to the decline in costs of services and materials in the markets in which we operate as the demand for such materials and services has weakened as a result of the decline in commodity prices and the overall condition of the oil and gas industry and the global economy. We expect that lease operating expenses during 2010 will approximate those in 2009.
Production taxes totaled $4,656,000 and $12,292,000 during 2009 and 2008, respectively. Production taxes decreased in 2009 for the following reasons. During the third quarter of 2009, we filed for a production tax refund in the amount of $1,144,000 at our Pelican Point prospect as the well qualified for a deep well severance tax exemption for a period of 24-months from the initial production date of May 2008. In addition, we received a production tax refund of $570,000 during the second quarter of 2009 related to certain of our horizontal wells in Oklahoma that qualify for a 48-month production tax exemption. Finally, the impact of lower commodity prices realized for the production from our Oklahoma, Arkansas and Texas properties contributed to the decline in production taxes during the 2009 period. Partially offsetting these decreases was a 15% increase in the Louisiana gas severance tax rate effective July 1, 2009. Because we do not anticipate receiving the same level of production tax refunds in 2010 as we did in 2009, we expect 2010 production taxes to increase.
General and administrative expenses during 2009 totaled $18,869,000 as compared to expenses of $23,249,000 during 2008. Included in general and administrative expenses was share-based compensation expense related to ASC Topic 718 (SFAS 123(R) “Share Based Payment”), as follows (in thousands):

	Years Ended December 31,
	2009	2008
Stock options:
Incentive Stock Options	$835	$1,316
Non-Qualified Stock Options	2,024	2,729
Restricted stock	3,469	5,537

Share-based compensation	$6,328	$9,582

We capitalized $9,330,000 of general and administrative costs during the twelve-month period ended December 31, 2009 and $9,888,000 during the comparable 2008 period. The decline in general and administrative expenses during 2009 was, in part, due to lower non-cash share based compensation. In addition, during May 2008, we incurred compensation expense of approximately $2.5 million, or approximately $1.2 million net of capitalization, related to our election to pay employee taxes on the vesting of certain restricted stock grants. No similar expense was incurred during 2009. We expect that 2010 general and administrative expenses will approximate those in 2009.
The price of natural gas used in computing our estimated proved reserves during 2009 had a negative impact on our estimated proved reserves from certain of our longer-life properties and reduced the estimated future net cash flows from our estimated proved reserves. As a result, we recorded non-cash ceiling test write-downs of our oil and gas properties during 2009 totaling $156,134,000. See Note 10, “Ceiling Test” for further discussion of the ceiling test write-downs. By comparison, we recorded non-cash ceiling test write downs of our oil and gas properties during 2008 totaling $266,156,000.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for 2009 totaled $83,613,000, or $2.44 per Mcfe, as compared to $131,348,000, or $3.89 per Mcfe during 2008. The decline in our DD&A per Mcfe was the result of the ceiling test write-downs of a substantial portion of our proved oil and gas properties during 2009 and the fourth quarter of 2008 as a result of lower commodity prices. We expect DD&A to be lower in 2010 as a result of ceiling test write-downs in 2009.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $12,615,000 during 2009 as compared to $9,327,000 during 2008. We capitalized $8,679,000 and $10,525,000 of interest during 2009 and 2008, respectively. The increase in interest expense during the year ended 2009 is due to the increase in our bank debt outstanding during the first nine months of 2009 as compared to the first nine months of 2008. During the second half of 2009, we repaid a total of $101 million of bank borrowings. As a result of this repayment and our expectation that we will fund our 2010 capital expenditures with cash flow from operations, we expect interest in 2010 to be lower than 2009.
Other expense during 2009 includes $5,673,000 related to payments made in connection with a drilling rig contract. As a result of the significant decline in natural gas prices, we elected to idle this drilling rig. Because there are no corresponding assets to record in connection with the fixed payments required under this contract, regardless of actual rig usage, the costs are recorded as a component of other expense. This contract expired during July 2009. No similar expense was incurred during 2008.

Additionally, other expense during 2009 included $913,000 related to drill pipe inventory which was impaired to reflect the lower of cost or market.
Income tax benefit during 2009 totaled $14,635,000 as compared to $55,581,000 during 2008. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs, we have incurred a cumulative three-year loss. As a result of this cumulative loss and the impact it has on the determination of the recoverability of deferred tax assets through future earnings, we established a valuation allowance of $24.6 million as of December 31, 2009. The impact of this valuation allowance is included in our effective tax rate for the year ended December 31, 2009. Our effective tax rate in future periods will be impacted by future adjustments to the valuation allowance.
Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007
Net income (loss) available to common stockholders totaled ($102,100,000) and $39,245,000 for the years ended December 31, 2008 and 2007, respectively. The decline in net income during 2008 was primarily attributable to the following:
Production During September 2008, the majority of our Gulf Coast Basin properties were impacted by Hurricanes Gustav and Ike and we estimate that approximately 2 Bcfe, which would have been produced during the third and fourth quarters of 2008, was shut-in and deferred as a result of the storms. Oil production during the year ended December 31, 2008 decreased 37% from 2007 primarily due to normal production declines at our Ship Shoal 72 and Turtle Bayou Fields, which provided approximately one-half of our total oil production. Hurricane shut-in time also contributed to the decline in oil production.
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
Prices Including the effects of our hedges, average oil prices per barrel during 2008 were $97.49, as compared to $70.52 during 2007. Average gas prices per Mcf were $8.16 during 2008, as compared to $7.21 during 2007. Stated on an Mcfe basis, unit prices received during 2008 were 12% higher than the prices received during 2007; however, oil and gas prices declined significantly during the third and fourth quarters of 2008.
Revenue Oil and gas sales during the year ended December 31, 2008 totaled $308,623,000, a 20% increase from oil and gas sales of $256,223,000 during 2007. The increased revenue during 2008 was primarily the result of higher average pricing and increased gas production.
During 2008, we sold the majority of our gas gathering assets located in Oklahoma for net proceeds of $43,170,000 and recorded a $26,812,000 gain. Proceeds from the sale were used to repay a portion of our bank borrowings.
Expenses Lease operating expenses during 2008 increased to $44,665,000, as compared to $31,965,000 during 2007. On a unit of production basis, operating expenses totaled $1.32 per Mcfe and $1.02 per Mcfe during 2008 and 2007, respectively. The increase in lease operating expenses was primarily due to the overall increase in the cost of materials, transportation, fuel and other services during 2008 as compared to 2007.
Production taxes totaled $12,292,000 and $7,859,000 during 2008 and 2007, respectively. The increase in 2008 production taxes is primarily due to higher average prices and increased production from our Oklahoma, Arkansas and Texas properties. Additionally, there was a 7% increase in the Louisiana gas severance tax rate effective July 1, 2008.

General and administrative expenses during 2008 totaled $23,249,000, as compared to expenses of $21,162,000 during 2007. Included in general and administrative expenses was share-based compensation expense relative to ASC Topic 718 (SFAS 123(R) “Share Based Payment”) as follows (in thousands):

	Years Ended December 31,
	2008	2007
Stock options:
Incentive Stock Options	$1,316	$1,250
Non-Qualified Stock Options	2,729	1,869
Restricted stock	5,537	6,699

Share based compensation	$9,582	$9,818

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
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of equity and debt securities and sales of assets. At December 31, 2009, we had a working capital surplus of $24.7 million compared to a surplus of $40.1 million at December 31, 2008.
During 2009, our cash flow from operations in excess of our significantly reduced capital expenditures and the proceeds from our common stock offering in June 2009 were used to repay $101 million in outstanding borrowings under our bank credit facility and reduce our short-term liabilities, primarily our accounts payable to vendors. These uses of working capital, along with the decline in our hedge asset, resulted in a $15.4 million reduction to working capital as of December 31, 2009 as compared to December 31, 2008.
Prices for oil and natural gas are subject to many factors beyond our control such as weather, the overall condition of the global financial markets and economies, relatively minor changes in the outlook of supply and demand, and the actions of OPEC. Oil and natural gas prices have a significant impact on our cash flows available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our bank credit facility is subject to periodic re- determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under the bank credit facility, thus reducing the amount of financial resources available to meet our capital requirements. Lower prices and reduced cash flow may also make it difficult to incur debt, including under our bank credit facility, because of the restrictive covenants in the indenture governing the Notes. See “Source of Capital: Debt” below. Our ability to comply with the covenants in our debt agreements is dependent upon the success of our exploration and development program and upon factors beyond our control, such as oil and natural gas prices.

Source of Capital: Operations
Net cash flow from operations decreased from $169,061,000 in 2008 to $121,822,000 during 2009. The decrease in operating cash flow during 2009 was primarily attributable to the impact of lower commodity prices and the timing of payments made to reduce our accounts payable to vendors.
Source of Capital: Debt
During 2005, we issued $150 million in principal amount of our 10 3/8% Senior Notes due 2012 (the “Notes”), which have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At December 31, 2009, $1.9 million had been accrued in connection with the May 15, 2010 interest payment and we were in compliance with all of the covenants under the Notes.
On October 2, 2008, we entered into the Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides for a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. The Credit Agreement matures on February 10, 2012; provided, however, if on or prior to such date we prepay or refinance, subject to certain conditions, the Notes, the maturity date will be extended to October 2, 2013. We had $29 million and $10 million of borrowings outstanding as of December 31, 2009 and February 26, 2010, respectively, under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation as of January 1 and July 1 of each year of the reserves attributable to our oil and gas properties. The current borrowing base, which was based upon the valuation of the reserves attributable to our oil and gas property as of July 1, 2009, is $100 million. The next borrowing base redetermination is scheduled to occur by March 31, 2010. We or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be redetermined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
The indenture governing the Notes also limits our ability to incur indebtedness under the Credit Agreement. Under the indenture, we will not be able to incur additional secured indebtedness under the Credit Agreement if at the time of such incurrence, the total amount of indebtedness under the Credit Agreement is in excess of the greater of (i) $75 million and (ii) 20% of our ACTNA (as defined in the indenture). That calculation is based primarily on the valuation of our estimated reserves of oil and natural gas using 12 month average commodity prices. Based on the $10 million of borrowings outstanding on February 26, 2010, the indenture limits our additional borrowings under the Credit Agreement to $65 million.
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

We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of December 31, 2009, we were in compliance with all of the covenants contained in the Credit Agreement.
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
Source of Capital: Divestitures
We do not budget property divestitures; however, we are continually evaluating our property base to determine if there are assets in our portfolio that no longer meet our strategic objectives. From time to time we may divest certain non-strategic assets in order to provide liquidity to strengthen our balance sheet or capital to be reinvested in higher rate of return projects. In October 2009, we sold a small interest in certain of our Oklahoma assets for approximately $2.6 million in cash. In addition, the purchasers of that interest have agreed to pay a disproportionate share of all capital expenditures in Oklahoma for the next three years. In May 2009, we sold certain of our East Texas oil and gas properties for approximately $4 million. In 2008, we sold the majority of our gas gathering systems located in Oklahoma for $44.4 million. There can be no assurance that we will be able to sell any of our assets in the future.
Use of Capital: Exploration and Development
Our 2010 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $120 million and $140 million. This represents an approximately 50% increase from capital spending realized in 2009. We plan to continue our strategic focus of funding our drilling expenditures with cash flow from operations. Because we operate the majority of our proved reserves, we expect to be able to control the timing of a substantial portion of our capital investments. As a result of this flexibility, we plan to actively manage our 2010 capital budget to stay within our projected cash flow from operations, based upon our expectations of commodity prices, production rates and capital costs.
However, if commodity prices decline or if actual production or costs vary significantly from our expectations, our 2010 exploration and development activities could be reduced or could require additional financings, which may include sales of equity or debt securities, sales of properties or assets or joint venture arrangements with industry partners. We cannot assure you that such additional financings will be available on acceptable terms, if at all. If we are unable to obtain additional financing, we could be forced to further delay, reduce our participation in or even abandon some of our exploration and development opportunities or be forced to sell some of our assets on an untimely or unfavorable basis.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2009 (in thousands):

							After
	Total	2010	2011	2012	2013	2014	2014

10 3/8% senior notes (1)	$186,962	$15,563	$15,563	$155,836	$—	$—	$—
Bank debt (1)	30,927	870	943	29,114	—	—	—
Operating leases (2)	2,793	1,087	894	749	63	—	—
Capital projects (3)	23,916	4,517	1,703	1,267	1,486	682	14,261

Total	$244,598	$22,037	$19,103	$186,966	$1,549	$682	$14,261

(1)	Includes principal and estimated interest.

(2)	Consists primarily of leases for office space and office equipment.

(3)	Consists of estimated future obligations to abandon our oil and gas properties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We experience market risks primarily in two areas: interest rates and commodity prices. Because all of our properties are located within the United States, we believe that our business operations are not exposed to significant market risks relating to foreign currency exchange risk.
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected annual sales volumes for 2010, a 10% decline in the estimated average prices we expect to receive for our crude oil and natural gas production would have an approximate $14 million impact on our 2010 revenues.
We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During 2009, we received approximately $79.9 million from the counterparties to our derivative instruments in connection with net hedge settlements.
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
Our Credit Agreement requires that the counterparties to our hedge contracts be lenders under the Credit Agreement or, if not a lender under the Credit Agreement, rated A/A2 or higher by S&P or Moody’s. Currently, the counterparties to our existing hedge contracts are JP Morgan and Wells Fargo, both of which are lenders under the Credit Agreement. To the extent we enter into additional hedge contracts, we would expect that certain of the lenders under the Credit Agreement would serve as counterparties.
As of December 31, 2009, we had entered into the following gas hedge contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2010	Costless Collar	30,000 Mmbtu	$5.83 – 6.54
At December 31, 2009, we recognized an asset of approximately $2.8 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of December 31, 2009, we would realize a $1.8 million gain, net of taxes, as an increase to gas sales during the next 12 months. These gains are expected to be reclassified based on the schedule of gas volumes stipulated in the derivative contracts.

Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 16% of our total debt as of December 31, 2009. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of December 31, 2009, and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for 2010 is less than $100,000.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that our internal control over financial reporting was effective as of December 31, 2009 based on these criteria.
Ernst & Young LLP, our independent registered public accounting firm, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.
February 26, 2010

/s/ Charles T. Goodson Charles T. Goodson
Chairman and Chief Executive Officer

/s/ J. Bond Clement J. Bond Clement
Executive Vice President- Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
We have audited PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PetroQuest Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PetroQuest Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
February 26, 2010

ITEM 9B.	OTHER INFORMATION
NONE
PART III
ITEMS 10, 11, 12, 13 & 14
Pursuant to General Instruction G of Form 10-K, the information concerning Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services, is incorporated by reference to the information set forth in the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held May 12, 2010, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. FINANCIAL STATEMENTS
The following financial statements of the Company and the Report of the Company’s Independent Registered Public Accounting Firm thereon are included on pages F-1 through F-24 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the three years ended December 31, 2009
Consolidated Statements of Cash Flows for the three years ended December 31, 2009
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2009
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2009
Notes to Consolidated Financial Statements
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

3.1	Certificate of Incorporation of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 16, 1998).

3.2	Certificate of Amendment to Certificate of Incorporation dated May 14, 2008 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed June 23, 2009).

3.3	Bylaws of PetroQuest Energy, Inc., as amended of December 20, 2007 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed December 21, 2007).

3.4	Certificate of Domestication of Optima Petroleum Corporation (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed September 16, 1998).

3.5
Certificate of Designations, Preferences, Limitations and Relative Rights of The Series a Junior Participating Preferred Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit A of the Rights Agreement attached as Exhibit 1 to Form 8-A filed November 9, 2001).

3.6
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

†10.2
Form of Incentive Stock Option Agreement for executive officers (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Stephen H. Green, Mark K. Stover, Dalton F. Smith III and J. Bond Clement) under the Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-K filed February 27, 2009).

†10.3	Form of Nonstatutory Stock Option Agreement under the Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Form 10-K filed February 27, 2009).

†10.4
Form of Restricted Stock Agreement for executive officers (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Stephen H. Green, Mark K. Stover, Dalton F. Smith III and J. Bond Clement) under the Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-K filed February 27, 2009).

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

10.8
First Amendment to Credit Agreement dated as of March 24, 2009, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 24, 2009).

10.9
Second Amendment to Credit Agreement dated as of September 30, 2009, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed October 1, 2009).

†10.10
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Charles T. Goodson and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed January 6, 2009).

†10.11
Amended Executive Employment Agreement dated effective as of December 31, 2008, between W. Todd Zehnder and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed January 6, 2009).

†10.12
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Arthur M. Mixon, III and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed January 6, 2009).

†10.13
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

†10.15
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Mark K. Stover and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.19 to Form 10-K filed February 27, 2009).

†10.16
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Dalton F. Smith III and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed February 27, 2009).

†10.17
Amended Executive Employment Agreement dated effective as of December 31, 2008, between J. Bond Clement and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed February 27, 2009).

†10.18
Form of Amended Termination Agreement between the Company and each of its executive officers, including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Stephen H. Green, Mark K. Stover, Dalton F. Smith III and J. Bond Clement (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed January 6, 2009).

†10.19
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

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Form 10-K filed March 8, 2006).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Ryder Scott Company, L.P.

*23.3	Consent of Netherland, Sewell and Associates, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

*99.1	Reserve report letter as of December 31, 2009, as prepared by Ryder Scott Company, L.P.

*99.2	Reserve report letter as of December 31, 2009, as prepared by Netherland, Sewell and Associates, Inc.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement

(b)	Exhibits. See Item 15 (a) (3) above.

(c)	Financial Statement Schedules. None

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
Condensate. A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.
Deterministic estimate. The method of estimating reserves or resources is called deterministic when a single value for each parameter (from the geoscience, engineering, or economic data) in the reserves calculation is used in the reserves estimation procedure.
Developed acreage. The number of acres that are allocated or assignable to productive wells or wells capable of production.
Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.
Dry hole. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
Exploratory well. A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well, or a stratigraphic test well as those items are defined in this section.
Extension well. A well drilled to extend the limits of a known reservoir.
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
Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
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
Possible reserves. Those additional reserves that are less certain to be recovered than probable reserves.
Probabilistic estimate. The method of estimation of reserves or resources is called probabilistic when the full range of values that could reasonably occur for each unknown parameter (from the geoscience and engineering data) is used to generate a full range of possible outcomes and their associated probabilities of occurrence.
Probable reserves. Those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.
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
Proved area. The part of a property to which proved reserves have been specifically attributed.
Proved oil and gas reserves. Those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.
Proved properties. Properties with proved reserves.
Reasonable certainty. If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease.
Reliable technology. A grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.
Reserves. Estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.
Resources. Quantities of oil and gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable, and another portion may be considered to be unrecoverable. Resources include both discovered and undiscovered accumulations.
Service well. A well drilled or completed for the purpose of supporting production in an existing field. Specific purposes of service wells include gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.
Stratigraphic test well. A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily are drilled without the intent of being completed for hydrocarbon production.
Undeveloped oil and gas reserves. Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.
Unproved properties. Properties with no proved reserves
Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2010.

PETROQUEST ENERGY, INC.
By:	/s/ Charles T. Goodson
CHARLES T. GOODSON
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2010.

By:	/s/ Charles T. Goodson CHARLES T. GOODSON	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ J. Bond Clement J. BOND CLEMENT	Executive Vice President, Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

By:	/s/ W. J. Gordon, III W.J. GORDON, III	Director

By:	/s/ Michael L. Finch MICHAEL L. FINCH	Director

By:	/s/ Charles F. Mitchell, II, M.D. CHARLES F. MITCHELL, II, M.D.	Director

By:	/s/ E. Wayne Nordberg E. WAYNE NORDBERG	Director

By:	/s/ William W. Rucks, IV WILLIAM W. RUCKS, IV	Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
We have audited the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetroQuest Energy, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2009 the Company changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements and changed its method of computing earnings per share.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
February 26, 2010

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$20,772	$23,964
Revenue receivable	16,457	20,074
Joint interest billing receivable	11,792	24,259
Hedging asset	2,796	40,571
Prepaid drilling costs	2,383	11,523
Drilling pipe inventory	19,297	25,898
Other current assets	1,619	1,530

Total current assets	75,116	147,819

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,296,177	1,225,304
Unevaluated oil and gas properties	108,079	119,847
Accumulated depreciation, depletion and amortization	(1,082,381)	(832,290)

Oil and gas properties, net	321,875	512,861
Gas gathering assets	4,848	4,644
Accumulated depreciation and amortization of gas gathering assets	(1,198)	(900)

Total property and equipment	325,525	516,605

Other assets, net of accumulated depreciation and amortization of $8,342 and $6,237, respectively	9,818	5,825

Total assets	$410,459	$670,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$27,113	$70,643
Advances from co-owners	3,662	5,349
Oil and gas revenue payable	7,886	15,305
Accrued interest and preferred stock dividend	3,133	3,696
Asset retirement obligation	4,517	8,590
Other accrued liabilities	4,106	4,094

Total current liabilities	50,417	107,677

Bank debt	29,000	130,000
10 3/8% Senior Notes	149,267	148,998
Asset retirement obligation	19,399	17,043
Deferred income taxes	—	28,845
Other liabilities	271	199
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 61,177 and 49,319 shares, respectively	61	49
Paid-in capital	259,981	216,253
Accumulated other comprehensive income	1,768	25,560
Accumulated deficit	(99,706)	(4,376)

Total stockholders’ equity	162,105	237,487

Total liabilities and stockholders’ equity	$410,459	$670,249

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Oil and gas sales	$218,644	$308,623	$256,223
Gas gathering revenue	231	5,335	6,111

	218,875	313,958	262,334

Expenses:
Lease operating expenses	38,541	44,665	31,965
Production taxes	4,656	12,292	7,859
Depreciation, depletion and amortization	84,772	134,340	119,969
Ceiling test writedown	156,134	266,156	—
Gas gathering costs	191	2,309	4,120
General and administrative	18,869	23,249	21,162
Accretion of asset retirement obligation	2,452	1,317	923
Interest expense	12,615	9,327	13,393

	318,230	493,655	199,391

Gain on sale of assets	485	26,812	—
Other income (expense)	(5,955)	344	1,340

Income (loss) from operations	(104,825)	(152,541)	64,283

Income tax expense (benefit)	(14,635)	(55,581)	23,664

Net income (loss)	(90,190)	(96,960)	40,619

Preferred stock dividend	5,140	5,140	1,374

Net income (loss) available to common stockholders	$(95,330)	$(102,100)	$39,245

Earnings per common share:
Basic
Net income (loss) per share	$(1.72)	$(2.08)	$0.79

Diluted
Net income (loss) per share	$(1.72)	$(2.08)	$0.78

Weighted average number of common shares:
Basic	55,363	48,971	48,108
Diluted	55,363	48,971	49,164
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(90,190)	$(96,960)	$40,619
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	(14,635)	(55,581)	23,664
Depreciation, depletion and amortization	84,772	134,340	119,969
Ceiling test writedown	156,134	266,156	—
Gain on sale of assets	(485)	(26,812)	—
Accretion of asset retirement obligation	2,452	1,317	923
Pipe inventory impairment	913	—	—
Share-based compensation expense	6,328	9,582	9,818
Amortization costs and other	1,512	1,492	1,187
Payments to settle asset retirement obligations	(1,803)	(19,377)	(6,058)
Changes in working capital accounts:
Revenue receivable	3,617	2,746	(1,053)
Joint interest billing receivable	11,937	(1,323)	(2,864)
Prepaid drilling and pipe costs	14,828	(35,973)	3,438
Accounts payable and accrued liabilities	(51,375)	(4,567)	37,050
Advances from co-owners	(1,687)	(7,521)	(521)
Other	(496)	1,542	(2,443)

Net cash provided by operating activities	121,822	169,061	223,729

Cash flows from investing activities:
Investment in oil and gas properties	(63,420)	(325,936)	(233,436)
Investment in gas gathering assets	(204)	(6,204)	(2,968)
Proceeds from sale of gathering assets, net of expenses	—	43,170	—
Proceeds from sale of oil and gas properties and other	7,451	2,256	1,277

Net cash used in investing activities	(56,173)	(286,714)	(235,127)

Cash flows from financing activities:
Net proceeds from (payments for) share based compensation	(366)	1,597	(99)
Deferred financing costs	(114)	(1,450)	(98)
Proceeds from common stock offering	38,036	—	—
Costs of common stock offering	(258)	—	—
Payment of preferred stock dividend	(5,139)	(5,439)	—
Repayment of bank borrowings	(101,000)	(128,000)	(70,000)
Proceeds from bank borrowings	—	258,000	23,000
Proceeds from preferred stock offering	—	—	74,750
Costs of preferred stock offering	—	—	(4,041)

Net cash provided by (used in) financing activities	(68,841)	124,708	23,512

Net increase (decrease) in cash and cash equivalents	(3,192)	7,055	12,114
Cash and cash equivalents at beginning of period	23,964	16,909	4,795

Cash and cash equivalents at end of period	$20,772	$23,964	$16,909

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$20,335	$17,851	$19,238

Income taxes	$227	$—	$—

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Stockholders’ Equity
(Amounts in Thousands)

				Other	Retained	Total
	Common	Preferred	Paid-In	Comprehensive	Earnings	Stockholders’
	Stock	Stock	Capital	Income (Loss)	(Deficit)	Equity

December 31, 2006	$48	$—	$124,552	$6,632	$58,479	$189,711
Options exercised	—	—	1,051	—	—	1,051

Retirement of shares upon vesting of restricted stock	—	—	(1,150)	—	—	(1,150)

Issuance of preferred stock	—	1	70,708	—	—	70,709

Share-based compensation expense	—	—	9,818	—	—	9,818

Derivative fair value adjustment, net of tax	—	—	—	(7,067)	—	(7,067)

Preferred stock dividend	—	—	—	—	(1,374)	(1,374)

Net income	—	—	—	—	40,619	40,619

December 31, 2007	$48	$1	$204,979	$(435)	$97,724	$302,317

Options exercised	1	—	1,896	—	—	1,897

Retirement of shares upon vesting of restricted stock	—	—	(300)	—	—	(300)

Share-based compensation expense	—	—	9,582	—	—	9,582

Non-cash compensation	—	—	96	—	—	96

Derivative fair value adjustment, net of tax	—	—	—	25,995	—	25,995

Preferred stock dividend	—	—	—	—	(5,140)	(5,140)

Net loss	—	—	—	—	(96,960)	(96,960)

December 31, 2008	$49	$1	$216,253	$25,560	$(4,376)	$237,487

Options exercised	—	—	65	—	—	65

Retirement of shares upon vesting of restricted stock	—	—	(431)	—	—	(431)

Issuance of common stock	12	—	37,766	—	—	37,778

Share-based compensation expense	—	—	6,328	—	—	6,328

Derivative fair value adjustment, net of tax	—	—	—	(23,792)	—	(23,792)

Preferred stock dividend	—	—	—	—	(5,140)	(5,140)

Net loss	—	—	—	—	(90,190)	(90,190)

December 31, 2009	$61	$1	$259,981	$1,768	$(99,706)	$162,105

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$(90,190)	$(96,960)	$40,619
Change in fair value of derivative instruments, accounted for as hedges, net of tax benefit (expense) of $13,983, ($15,267) and $4,150, respectively	(23,792)	25,995	(7,067)

Comprehensive income (loss)	$(113,982)	$(70,965)	$33,552

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
Reserve Estimates and Oil and Gas Properties
On December 29, 2008, the SEC adopted revised rules related to modernizing accounting and disclosure requirements for oil and natural gas companies. The revised disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The revised rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The revised disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. A significant change to the rules involves the pricing at which reserves are measured. The revised rules utilize a 12-month average price using beginning of the month pricing during the 12-month period prior to the ending date of the balance sheet to report oil and natural gas reserves rather than year-end prices. In addition, the 12-month average will also be used to measure ceiling test impairments and to compute depreciation, depletion and amortization. The revised rules were effective for reserves estimated at December 31, 2009. See Note 15 regarding the impact of the adoption on the Company’s calculation of reserve estimates and on the Company’s financial position and results of operations.
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
The capitalized costs of proved oil and gas properties cannot exceed the present value of the estimated net cash flow from proved reserves based on first of the month average twelve-month oil and gas prices, including the effect of hedges in place (the full cost ceiling). If the capitalized costs of proved oil and gas properties exceed the full cost ceiling, the Company is required to write-down the value of its oil and gas properties to the full cost ceiling amount. The Company follows the provisions of Staff Accounting Bulletin (“SAB”) No. 106, regarding the application of ASC Topic 410-20 (SFAS No. 143) by companies following the full cost accounting method. SAB No. 106 indicates that estimated future dismantlement and abandonment costs that are recorded on the balance sheet are to be included in the costs subject to the full cost ceiling limitation. The estimated future cash outflows associated with settling the recorded asset retirement obligations should be excluded from the computation of the present value of estimated future net revenues used in applying the ceiling test. See Note 10 for discussion of ceiling test write-downs recognized during 2009.

Gas Gathering Assets
During 2005, the Company acquired interests in several gas gathering systems used in the transportation of natural gas. The costs related to these systems are depreciated on a straight line basis over their estimated remaining useful lives, generally 14 years. During 2008, the Company sold the majority of its gas gathering assets located in Oklahoma for net proceeds of $43.2 million and recorded a $26.8 million gain.
The net proceeds from the sale were used to repay a portion of the borrowings outstanding under the bank credit facility. The following table summarizes the operating data attributable to the gas gathering systems sold (in thousands):

	Years Ended December 31,
	2008	2007
Gas gathering revenue	$4,876	$5,581
Expenses:
Gas gathering costs	(2,247)	(4,120)
Depreciation expense	(1,974)	(2,773)

Income (loss) from operations	$655	$(1,312)

Other Assets
Other assets includes furniture and fixtures (net of accumulated depreciation), which are depreciated over their useful lives ranging from 3-7 years, and deferred financing costs, which are amortized over the life of the related debt. Other assets also includes a long-term receivable of $5.2 million as of December 31, 2009, related to the sale of certain of the Company’s interests in oil and gas properties. This amount represents a non-cash investing activity for purposes of the Statement of Cash Flows.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a stated maturity of three months or less to be cash and cash equivalents. The majority of the Company’s cash and cash equivalents are in overnight securities made through its commercial bank accounts, which result in available funds the next business day.
Accounts Receivable and Other Accrued Liabilities
In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. As of December 31, 2009 and 2008, the Company recorded $0.6 million and $0.2 million, respectively, related to an allowance for doubtful accounts. Other accrued liabilities at December 31, 2009 and 2008 included $3.5 million and $2.7 million, respectively, related to accrued estimated incentive compensation costs.
Drilling Pipe Inventory
Drilling pipe inventory, which is included in current assets, consists of tubular goods and pipe that the Company either utilizes in its ongoing exploration and development activities or has available for sale. The cost basis of drilling pipe inventory to be utilized is depreciated as a component of oil and gas properties once the inventory is used in drilling or other capitalized operations. At December 31, 2009, the pipe inventory that the Company has available for sale had a value of $0.5 million, which reflects the lower of cost or market. During 2009, the Company recorded an $0.9 million impairment of inventory as the result of the market value dropping below historical cost related to pipe inventory that is available for sale.

Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740 (SFAS No. 109, “Accounting for Income Taxes”). Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures are capitalized and depreciated, depleted and amortized on the unit-of-production method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, the Company may use certain provisions of the Internal Revenue Code which allow capitalization of intangible drilling costs. Other financial and income tax reporting differences occur primarily as a result of statutory depletion.
Revenue Recognition
The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 2009 and 2008 were not significant.
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

	Year Ended December 31,
	2009	2008	2007
Texon LP	17%	23%	32%
Shell Trading Co.	17%	(a )	(a	)
Atmos Energy	13%	(a )	(a	)
Laclede Energy	12%	11%	(a	)
Louis Dreyfus Corporation	(a )	11%	16%
Crosstex	(a )	11%	(a	)
DCP Midstream	(a )	10%	12%
(a) Less than 10 percent
Fair Value of Financial Instruments
The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates book value at December 31, 2009 and 2008 due to the short-term nature of these accounts. The fair value of the bank debt at December 31, 2009 also approximated book value due to the variable rate of interest charged. Hedging instruments are reflected as assets on the balance sheet at estimated fair values of approximately $2.8 million and $40.6 million at December 31, 2009 and 2008, respectively, as required under ASC Topic 815 (SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”). The estimated fair value of the 10 3/8% senior notes due 2012 (the “Notes”) at December 31, 2009 was $150 million, as compared to the book value, net of discount, of $149.3 million. At December 31, 2008, the fair value of the Notes was $103.5 million, while the book value of the Notes, net of discount, was $149 million. The estimated fair value of the Notes was provided by independent brokers using the actual year-end market quote for the Notes.
Derivative Instruments
Under ASC Topic 815 (SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended), the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. Instruments qualifying for cash flow hedge accounting treatment are recorded as an asset or liability measured at fair value and subsequent changes in fair value are recognized in stockholders’ equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is effective. All of the Company’s derivative instruments qualified for cash flow hedge accounting during 2009, 2008 and 2007. As a result, the changes in fair value of these instruments were recorded to other comprehensive income (loss). The cash settlements of cash flow hedges are recorded as adjustments to oil and gas sales. Oil and gas revenues include additions (reductions) related to the net settlement of hedges totaling $79,892,000, ($8,284,000) and $9,922,000 during 2009, 2008 and 2007, respectively. Instruments not qualifying for hedge accounting treatment are recorded on the balance sheet at fair value and changes in fair value are recognized in earnings as derivative expense (income).

The Company’s hedges are specifically referenced to NYMEX prices. The effectiveness of hedges is evaluated at the time the contracts are entered into, as well as periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices received from the designated production. Through this analysis, the Company is able to determine if a high correlation exists between the prices received for its designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2009, the Company’s hedging contracts were considered effective cash flow hedges. See Note 7 for further discussion of the Company’s derivative instruments.
New Accounting Standards
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification is considered non-authoritative.
The Codification is not intended to change GAAP, but it has changed the way GAAP is organized and presented. The Codification was effective for the Company’s third-quarter 2009 financial statements and the principal impact on the Company’s financial statements is limited to disclosures as all references to authoritative accounting literature were referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing cross-references to the standards issued and adopted prior to the adoption of the Codification alongside the Codification references.
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
In April 2009, the FASB issued ASC Topic 825-10-65 (FSP FAS 107-1) and ASC Topic 270 (APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) which enhance consistency in financial reporting by increasing the frequency of fair value disclosures. These standards are effective for interim and annual periods ending after June 15, 2009 and the Company adopted the provisions of these standards for the period ending June 30, 2009. The adoption of these standards did not have a material impact on the Company’s financial position or results of operations.
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
Note 3 — Common Stock Offering
On June 30, 2009, the Company received $38 million in net proceeds through the public offering of 11.5 million shares of its common stock, which included the issuance of 1.5 million shares pursuant to the underwriters’ over-allotment option.
Note 4 — Earnings Per Share
Effective January 1, 2009, the Company adopted the provisions of ASC Topic 260-10-45 (FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”). As a result of adoption, the Company’s earnings per share for 2009 have been calculated in accordance with ASC Topic 260-10-45 and the Company retrospectively adjusted the calculation of earnings per share for the 2008 and 2007 periods. The previously reported basic earnings (loss) per share for 2008 and 2007 were ($2.08) and $0.82, respectively. The previously reported diluted earnings (loss) per share for 2008 and 2007 were ($2.08) and $0.79, respectively.

A reconciliation between basic and diluted earnings (loss) per share computations (in thousands, except per share amounts) is as follows:

	Loss	Shares	Per
For the Year Ended December 31, 2009	(Numerator)	(Denominator)	Share Amount

Net loss available to common stockholders	$(95,330)	55,363	$(1.72)

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Series B preferred stock	—	—

DILUTED EPS	$(95,330)	55,363	$(1.72)

	Loss	Shares	Per
For the Year Ended December 31, 2008	(Numerator)	(Denominator)	Share Amount

Net loss available to common stockholders	$(102,100)	48,971	$(2.08)

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Series B preferred stock	—	—

DILUTED EPS	$(102,100)	48,971	$(2.08)

	Income	Shares	Per
For the Year Ended December 31, 2007	(Numerator)	(Denominator)	Share Amount
BASIC EPS

Net income available to common stockholders	$39,245	48,108
Attributable to participating securities	(1,069)	—

BASIC EPS	$38,176	48,108	$0.79

Effect of dilutive securities:
Stock options	—	1,056
Restricted stock	22	—
Series B preferred stock	—	—

DILUTED EPS	$38,198	49,164	$0.78

Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares during 2009 and 2008 and 1,364,000 shares during 2007 were not included in the computation of diluted earnings per share because the inclusion would have been anti-dilutive. No restricted stock and stock options were included in the computation of diluted earnings per share for the years ended December 31, 2009 or 2008, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for the period. During 2007, there were 155,000 shares that were not included in the computation of diluted earnings per share because the options’ exercise prices were in excess of the average market price of the common shares.

Note 5 — Share Based Compensation
The Company accounts for share-based compensation in accordance with ASC Topic 718 (SFAS 123 (revised 2004) “Share Based Payment”). Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Stock options:
Incentive Stock Options	$835	$1,316	$1,250
Non-Qualified Stock Options	2,024	2,729	1,869
Restricted stock	3,469	5,537	6,699

Share based compensation	$6,328	$9,582	$9,818

During the years ended December 31, 2009, 2008 and 2007, the Company recorded income tax benefits of approximately $2 million, $3.1 million and $3.2 million, respectively, related to share based compensation expense recognized during those periods. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for any periods presented.
At December 31, 2009, the Company had $8.1 million of unrecognized compensation cost related to granted restricted stock and stock options. This amount will be recognized as an expense over a weighted average period of approximately two years.
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
The following table outlines the assumptions used in computing the fair value of stock options granted during 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	75.5% - 78.4%	54.9% - 69.8%	55.7% - 58.5%
Risk-free rate	2.3% - 2.5%	1.7% - 3.6%	4.0% - 5.1%
Expected term	6 years	6 years	6 years
Forfeiture rate	5.0%	5.0%	5.0%

Stock options granted (1)	638,486	563,900	440,676
Wgtd. avg. grant date fair value per share	$4.77	$9.45	$7.29
Fair value of grants (1)	$3,045,000	$5,330,000	$3,212,000

(1)	Prior to applying estimated forfeiture rate

The following table details stock option activity during the year ended December 31, 2009:

				Aggregate
	Number of	Wgtd. Avg.	Wgtd. Avg.	Intrinsic Value
	Options	Exercise Price	Remaining Life	(000’s)

Outstanding at beginning of year	2,550,464	$9.42
Granted	638,486	6.94
Expired/cancelled/forfeited	(11,460)	15.86
Exercised	(25,000)	2.60

Outstanding at end of year	3,152,490	8.95	6.6 years	$2,879

Options exercisable at end of year	2,026,323	$7.90	5.3 years	$2,825
Options expected to vest	1,069,859	10.83	9.0 years	$51
The intrinsic value of options exercised during 2008 and 2007 totaled approximately $9 million and $3.5 million, respectively. The intrinsic value of options exercised during 2009 was immaterial.
The following table summarizes information regarding stock options outstanding at December 31, 2009:

Range of	Options	Wgtd. Avg.	Wgtd. Avg.	Options	Wgtd. Avg.
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	12/31/09	Contractual Life	Price	12/31/09	Price
$1.53 - $3.20	638,667	3.4 years	$2.84	638,667	$2.84
$3.21 - $10.00	1,032,384	7.9 years	$5.99	385,898	$4.42
$10.01 - $15.00	968,824	6.7 years	$11.56	827,057	$11.40
$15.01 - $22.40	512,615	8.1 years	$17.57	174,701	$17.54

	3,152,490	6.6 years	$8.95	2,026,323	$7.90

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
The following table details restricted stock activity during 2009:

		Wgtd. Avg.
	Number of	Fair Value per
	Shares	Share

Outstanding at beginning of year	1,101,608	$12.76
Granted	854,427	3.44
Expired/cancelled/forfeited	(70,695)	9.81
Lapse of restrictions	(439,073)	12.13

Outstanding at December 31, 2009 (1)	1,446,267	$7.58

(1)
At December 31, 2009, the weighted average remaining life of restricted stock outstanding was 3.5 years and the intrinsic value of restricted stock outstanding, using the closing stock price on December 31, 2009, was $8.9 million.

Note 6 — Asset Retirement Obligations
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
The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

	Years Ended December 31,
	2009	2008
Asset retirement obligation, beginning of period	$25,633	$17,451
Liabilities incurred	58	9,464
Liabilities settled	(1,803)	(20,876)
Accretion expense	2,452	1,317
Revisions in estimates	(2,424)	18,277

Asset retirement obligation, end of period	23,916	25,633
Less: current portion of asset retirement obligation	(4,517)	(8,590)

Long-term asset retirement obligation	$19,399	$17,043

The costs of oilfield related services and materials have declined since December 31, 2008 as a result of the decline in commodity prices and the associated decline in the demand for these services. During 2009, the Company recorded a $2.4 million downward revision to its asset retirement obligation to reflect the estimated decline in abandonment costs since December 31, 2008.
Note 7 — Derivatives
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. The Company accounts for commodity derivatives in accordance with ASC Topic 815 (SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended). When the conditions for hedge accounting specified in ASC Topic 815 are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative would be recorded in the income statement as derivative income or expense. At December 31, 2009, the Company’s outstanding derivative instruments were considered effective cash flow hedges.
Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $74,333,000, ($6,160,000) and $10,713,000 and oil hedges of $5,559,000, ($2,124,000) and ($791,000) for the years ended December 31, 2009, 2008 and 2007, respectively.
As of December 31, 2009, the Company had entered into the following gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2010	Costless Collar	30,000 Mmbtu	$5.83 - 6.54
At December 31, 2009, the Company had an asset of $2.8 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of December 31, 2009, the Company would realize a $1.8 million gain, net of taxes, as an increase to gas sales during the next 12 months. These gains are expected to be reclassified based on the schedule of gas volumes stipulated in the derivative contracts.

All of the Company’s derivative instruments at December 31, 2009, 2008 and 2007 were designated as hedging instruments under ASC Topic 815. The following tables reflect the fair value of the Company’s derivative instruments in the consolidated financial statements as of and for the years ended 2009, 2008 and 2007 (in thousands):
Effect of Derivative Instruments on the Consolidated Balance Sheet at December 31, 2009:

	Asset Derivatives
	Balance Sheet
Instrument	Location	Fair Value
Commodity Derivatives	Hedging asset	$2,796

Effect of Derivative Instruments on the Consolidated Balance Sheet at December 31, 2008:

	Asset Derivatives
	Balance Sheet
Instrument	Location	Fair Value
Commodity Derivatives	Hedging asset	$40,571

Effect of Derivative Instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2009:

	Amount of Loss	Location of	Amount of Gain
	Recognized in Other	Gain Reclassified	Reclassified into
Instrument	Comprehensive Loss	into Income	Income

Commodity Derivatives	$(23,792)	Oil and gas sales	$79,892

Effect of Derivative Instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2008:

	Amount of Gain	Location of	Amount of Loss
	Recognized in Other	Loss Reclassified	Reclassified into
Instrument	Comprehensive Income	into Income	Income

Commodity Derivatives	$25,995	Oil and gas sales	$(8,284)

Effect of Derivative Instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2007:

	Amount of Loss	Location of	Amount of Gain
	Recognized in Other	Gain Reclassified	Reclassified into
Instrument	Comprehensive Loss	into Income	Income

Commodity Derivatives	$(7,067)	Oil and gas sales	$9,922

As defined in ASC Topic 820 (SFAS No. 157 “Fair Value Measurements”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:
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

With the adoption of ASC Topic 820, the Company classified its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at December 31, 2009 were in the form of costless collars based on NYMEX pricing. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of December 31, 2009 and 2008 (in thousands):

	Fair Value Measurements Using
	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
Instrument	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Commodity Derivatives - 2009	—	$2,796	—
Commodity Derivatives - 2008	—	$40,571	—
Note 8 — Long-Term Debt
During 2005, the Company and PetroQuest Energy, L.L.C. issued $150 million in principal amount of 10 3/8% Senior Notes due 2012 (the “Notes”). The Notes are guaranteed by the significant subsidiaries of the Company and PetroQuest Energy L.L.C. The aggregate assets and revenues of the subsidiaries not guaranteeing the Notes consisted of less than 1% of the Company’s consolidated assets and revenues at and for the years ended December 31, 2009, 2008 and 2007. At December 31, 2009, the estimated fair value of the Notes was $150 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At December 31, 2009, $1.9 million had been accrued in connection with the May 15, 2010 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
On October 2, 2008, the Company and PetroQuest Energy, L.L.C. (the “Borrower”) entered into the Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The Credit Agreement matures on February 10, 2012; provided, however, if on or prior to such date the Company prepays or refinances, subject to certain conditions, the Notes, the maturity date will be extended to October 2, 2013. As of December 31, 2009 the Company had $29 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
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
The indenture governing the Notes also limits the Company’s ability to incur indebtedness under the Credit Agreement. Under the indenture, the Company will not be able to incur additional secured indebtedness under the Credit Agreement if at the time of such incurrence, the total amount of indebtedness under the Credit Agreement is in excess of the greater of (i) $75 million and (ii) 20% of its ACTNA (as defined in the indenture). That calculation is based primarily on the valuation of the Company’s estimated reserves of oil and natural gas using the 12-month average commodity prices. Based on the $29 million of borrowings outstanding under the Credit Agreement at December 31, 2009, the indenture would limit the Company’s additional borrowings under the Credit Agreement to approximately $46 million.
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

The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of December 31, 2009, the Company was in compliance with all of the covenants contained in the Credit Agreement.
Note 9 — Related Party Transactions
Three of the Company’s officers, Charles T. Goodson, Stephen H. Green and Mark K. Stover, or their affiliates, are working interest owners and overriding royalty interest owners and E. Wayne Nordberg and William W. Rucks, IV, two of the Company’s directors, are working interest owners in certain properties operated by the Company or in which the Company also holds a working interest. As working interest owners, they are required to pay their proportionate share of all costs and are entitled to receive their proportionate share of revenues in the normal course of business. As overriding royalty interest owners they are entitled to receive their proportionate share of revenues in the normal course of business.
During 2009, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson, Green, Stover, Nordberg or their affiliates, in the amounts of $218,000, $559,000, $64,000, $7,000 and with respect to Mr. Rucks, costs in the amount of $43,000 were billed with no revenue disbursed. During 2008, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson, Green, Stover and Nordberg, or their affiliates, in the amounts of $2,876,000, $1,206,000, $249,000 and $4,000, respectively. During the year ended December 31, 2007, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson, Green and Stover, or their affiliates, in the amounts of $2,519,300, $1,267,100 and $62,200, respectively, and with respect to the working interests of Mr. Nordberg, revenues exceeded costs by $3,700. With respect to Mr. Goodson, gross revenues attributable to interests, properties or participation rights held by him prior to joining the Company as an officer and director on September 1, 1998 represent substantially all of the gross revenue received by him in 2009.
In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. At December 31, 2009, the Company’s joint interest billing receivable included approximately $225,000 from the related parties discussed above or their affiliates, attributable to their share of costs. This represents less than 2% of the Company’s total joint interest billing receivable at December 31, 2009.
Periodically, the Company charters private aircraft for business purposes. During 2009, 2008 and 2007, the Company paid approximately $13,500, $6,700 and $170,000, respectively, to a third party operator in connection with the Company’s use of flight hours owned by Charles T. Goodson through a fractional ownership arrangement with the third party operator. These amounts represent the cost of the hours purchased by Mr. Goodson. The Company’s use of flight hours purchased by Mr. Goodson was pre-approved by the Company’s Audit Committee and there is no agreement or obligation by or on behalf of the Company to utilize this or any other aircraft arrangement.
Note 10 — Ceiling Test
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

At December 31, 2009, the Company computed the estimated future net cash flows from its proved oil and gas reserves, discounted at 10%, using a historical 12-month average price based on the price of the first day of each respective month, including the effect of hedges in place, of $3.10 per Mcfe and $60.57 per barrel. Due to the low average market prices during the twelve months ended December 31, 2009, capitalized costs exceeded the full cost ceiling, resulting in a $52.6 million non-cash ceiling test write-down of the Company’s oil and gas properties during the fourth quarter of 2009. The Company’s cash flow hedges in place at December 31, 2009 reduced the fourth quarter ceiling test write-down by approximately $20 million. In total, the Company recorded $156.1 million of ceiling test write-downs during 2009.
Note 11 — Investment in Oil and Gas Properties
The following tables disclose certain financial data relative to the Company’s oil and gas producing activities, which are located onshore and offshore the continental United States:
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
(amounts in thousands)

	For the Year-Ended December 31,
	2009	2008	2007
Acquisition costs:
Proved	$427	$3,014	$1,253
Unproved	1,592	58,826	32,833
Exploration costs:
Proved	16,495	149,811	104,669
Unproved	3,249	6,048	15,908
Development costs	19,333	118,891	71,973
Capitalized general and administrative and interest costs	18,009	21,181	14,061

Total costs incurred	$59,105	$357,771	$240,697

	For the Year-Ended December 31,
	2009	2008	2007
Accumulated depreciation, depletion and amortization (DD&A)
Balance, beginning of year	$(832,290)	$(432,530)	$(314,869)
Provision for DD&A	(83,613)	(131,348)	(116,384)
Ceiling test writedown	(156,134)	(266,156)	—
Sale of proved properties and other	(10,344)	(2,256)	(1,277)

Balance, end of year	$(1,082,381)	$(832,290)	$(432,530)

DD&A per Mcfe	$2.44	$3.89	$3.70

At December 31, 2009 and 2008, unevaluated oil and gas properties totaled $108,079,000 and $119,847,000, respectively, and were not subject to depletion. Unevaluated costs at December 31, 2009 included $3,249,000 of costs related to 37 exploratory wells in progress at year-end. These costs will be transferred to evaluated oil and gas properties during 2010 upon the completion of drilling. At December 31, 2008, unevaluated costs included $6,048,000 related to exploratory wells in progress. All of these costs were transferred to evaluated oil and gas properties during 2009. The Company capitalized $8,679,000, $10,525,000 and $6,539,000 of interest during 2009, 2008 and 2007, respectively. Of the total unevaluated oil and gas property costs at December 31, 2009, $12,865,000, or 12%, was incurred in 2009, $71,347,000 was incurred in 2008 and $23,867,000 was incurred in prior years. The Company expects that the majority of the unevaluated costs at December 31, 2009 will be evaluated within the next three years including $21,200,000 that the company expects to be evaluated during 2010.

Note 12 — Income Taxes
The Company follows the provisions of ASC Topic 740 (SFAS No. 109, “Accounting For Income Taxes,”) which provides for recognition of deferred tax assets and liabilities for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance for any asset for which it is more likely than not will not be realized in the Company’s tax return. As a result of the ceiling test write-downs realized during 2009 and 2008, the Company has incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax asset based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance of $24.6 million at December 31, 2009 for a portion of the deferred tax asset. The impact of the change in valuation allowance is included in the Company’s effective tax rate for 2009 and changes to the valuation allowance in future periods will impact the effective tax rate for such periods.
An analysis of the Company’s deferred taxes follows (amounts in thousands):

	December 31,
	2009	2008

Net operating loss carryforwards	$8,031	$13,301
Percentage depletion carryforward	3,344	2,619
Alternative minimum tax credit	201	144
Contributions carryforward and other	65	156
Temporary differences:
Oil and gas properties — full cost	13,859	(30,207)
Hedges	(1,040)	(15,011)
Compensation expense	153	153
Valuation allowance	(24,613)	—

Deferred tax liability	$—	$(28,845)

At December 31, 2009, the Company had approximately $29,000,000 of operating loss carryforwards. If not utilized, approximately $2,711,000 of such carryforwards would expire in 2010 and the remainder would completely expire by the year 2029. The Company has available for tax reporting purposes $9,554,000 in statutory depletion deductions that may be carried forward indefinitely.
Income tax expense (benefit) for each of the years ended December 31, 2009, 2008 and 2007 was different than the amount computed using the Federal statutory rate (35%) for the following reasons (amounts in thousands):

	For the Year-Ended December 31,
	2009	2008	2007
Amount computed using the statutory rate	$(36,689)	$(53,389)	$22,499
Increase (reduction) in taxes resulting from:
State & local taxes	(2,306)	(3,357)	1,414
Percentage depletion carryforward	(725)	310	(860)
Non-deductible stock option expense (1)	311	490	462
Other	161	365	149
Change in valuation allowance	24,613	—	—

Income tax expense (benefit)	$(14,635)	$(55,581)	$23,664

(1)	Relates to compensation expense recognized on the vesting of Incentive Stock Options
Note 13 — Commitments and Contingencies
The Company is a party to ongoing litigation in the normal course of business. See Note 14 for a discussion of recently settled litigation. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material.
A portion of the production that the Company operates in Oklahoma is committed to a firm transportation agreement. Under the terms of the agreement, the Company must deliver 9.1 Bcf of natural gas per year through October 31, 2013.

Lease Commitments
The Company has operating leases for office space and equipment, which expire on various dates through 2013.
Future minimum lease commitments as of December 31, 2009 under these operating leases are as follows (in thousands):

2010	$1,087
2011	894
2012	749
2013	63
2014	—
Thereafter	—

$2,793

Total rent expense under operating leases was approximately $1,082,000, $965,000 and $910,000 in 2009, 2008 and 2007, respectively.
Note 14 — Subsequent Events
In January 2010, the Company received a $9 million cash settlement related to a lawsuit filed in 2008 relating to disputed interests in certain oil and gas assets purchased in 2007. In addition to the cash received, effective January 1, 2010, the Company will receive additional interests in wells that are currently producing, including additional interests in wells in which the Company has an existing interest. The Company expects to recognize the effects of this settlement in 2010.
As of February 26, 2010, which is the date these financial statements were issued, the Company completed its review and analysis of potential subsequent events and believes it has disclosed the applicable items accordingly.
Note 15 — Oil and Gas Reserve Information — Unaudited
The Company’s net proved oil and gas reserves at December 31, 2009 have been estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission.
The estimates of proved oil and gas reserves constitute those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in providing the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. In addition, the present values should not be construed as the current market value of the Company’s oil and gas properties or the cost that would be incurred to obtain equivalent reserves.
On December 29, 2008, the SEC issued a revision to Staff Accounting Bulletin 113 (“SAB 113”) which established guidelines related to modernizing accounting and disclosure requirements for oil and natural gas companies. The revised disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The revised rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The revised disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. A significant change to the rules involves the pricing at which reserves are measured. The revised rules utilize a historical 12-month average price based on beginning of the month pricing during the 12-month period prior to the ending date of the balance sheet to report oil and natural gas reserves rather than year-end prices. In addition, the 12-month average will also be used to measure ceiling test impairments and to compute depreciation, depletion and amortization. The revised rules are effective for reserves estimated at December 31, 2009 with first reporting for calendar year companies in their 2009 annual reports. The change in reserve estimation methodology resulted in a 23.3 Bcfe decrease to the Company's total proved reserves and a $170.2 million reduction in the standardized measure.

During 2009, the Company’s estimated proved reserves declined by 3%. This decrease was primarily due to the impact of the change in pricing methodology from the revised SEC guidelines. Partially offsetting this decline was an increase in reserves attributable to positive performance revisions and extensions and discoveries from the Company’s Oklahoma assets. In total, the Company added approximately 43 Bcfe of proved reserves in Oklahoma during 2009. Overall, the Company had a 98% drilling success rate during 2009 on 82 gross wells drilled.
The following table sets forth an analysis of the Company’s estimated quantities of net proved and proved developed oil (including condensate) and gas reserves, all located onshore and offshore the continental United States:

	Oil	Natural Gas
	in	and NGL in
	MBbls	MMcfe
Proved reserves as of December 31, 2006	2,731	118,153
Revisions of previous estimates	109	14,047
Extensions, discoveries and other additions	366	37,590
Purchase of producing properties	234	173
Sale of producing properties	(18)	(2,529)
Production	(1,080)	(24,966)

Proved reserves as of December 31, 2007	2,342	142,468
Revisions of previous estimates	(21)	(11,126)
Extensions, discoveries and other additions	499	69,800
Purchase of producing properties	62	1,047
Sale of producing properties	—	(295)
Production	(681)	(29,708)

Proved reserves as of December 31, 2008	2,201	172,186
Revisions of previous estimates	321	(10,617)
Extensions, discoveries and other additions	9	39,303
Purchase of producing properties	—	—
Sale of producing properties	—	(2,913)
Production	(600)	(30,598)

Proved reserves as of December 31, 2009	1,931	167,361

Proved developed reserves

As of December 31, 2007	2,070	95,639

As of December 31, 2008	2,030	124,020

As of December 31, 2009	1,775	100,430

The following tables (amounts in thousands) present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the FASB. Future production and development costs are based on current costs with no escalations. Estimated future cash flows have been discounted to their present values based on a 10% annual discount rate.
Standardized Measure

	December 31,
	2009	2008	2007

Future cash flows	$614,293	$889,732	$1,155,236
Future production costs	(193,427)	(275,117)	(240,849)
Future development costs	(148,595)	(148,167)	(134,993)
Future income taxes	(3,166)	(14,479)	(143,683)

Future net cash flows	269,105	451,969	635,711

10% annual discount	(94,817)	(137,182)	(188,453)

Standardized measure of discounted future net cash flows	$174,288	$314,787	$447,258

Changes in Standardized Measure

	Year Ended December 31,
	2009	2008	2007

Standarized measure at beginning of year	$314,787	$447,258	$332,833
Sales and transfers of oil and gas produced, net of production costs	(95,555)	(259,950)	(206,477)
Changes in price, net of future production costs	(100,150)	(172,214)	153,961
Extensions and discoveries, net of future production and development costs	2,790	147,089	95,850
Changes in estimated future development costs, net of development costs incurred during this period	38,407	36,567	12,014
Revisions of quantity estimates	(15,045)	(25,037)	66,025
Accretion of discount	32,719	54,065	38,431
Net change in income taxes	9,698	80,988	(41,913)
Purchase of reserves in place	—	1,944	14,108
Sale of reserves in place	(2,138)	(1,378)	(9,293)
Changes in production rates (timing) and other	(11,225)	5,455	(8,281)

Standardized measure at end of year	$174,288	$314,787	$447,258

The weighted average prices of oil and gas used for the above tables at December 31, 2009, 2008 and 2007 were $60.57, $41.53 and $96.83 per barrel, respectively, and $2.97, $4.64 and $6.52 per Mcfe, respectively.

Note 16 — Summarized Quarterly Financial Information — Unaudited
Summarized quarterly financial information is as follows (amounts in thousands except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2009:
Revenues	$59,449	$55,261	$50,254	$53,911
Income (loss) from operations (1)	(100,476)	17,184	13,616	(35,149)
Net income (loss) available to common stockholders (1)	(66,957)	7,746	4,453	(40,572)
Earnings (loss) per share:
Basic (3)	$(1.36)	$0.15	$0.07	$(0.66)
Diluted (3)	$(1.36)	$0.15	$0.07	$(0.66)

2008:
Revenues	$76,550	$92,868	$78,275	$66,265
Income (loss) from operations (2)	24,719	36,793	28,847	(242,900)
Net income (loss) available to common stockholders (2)	14,161	21,775	16,758	(154,794)
Earnings (loss) per share:
Basic (3)	$0.28	$0.43	$0.33	$(3.14)
Diluted (3)	$0.25	$0.41	$0.32	$(3.14)

(1)
Loss from operations and net loss available to common stockholders reported during the three months ended March 31 and December 31, 2009 include non-cash ceiling test write-downs of $103.5 million and $52.6 million, respectively (see Note 10).

(2)
Income from operations and net income available to common stockholders reported during the three months ended September 30, 2008 include a gain on the sale of gas gathering systems totaling $26.8 million (see Note 1). Loss from operations and net loss available to common stockholders reported during the three months ended December 31, 2008 include a non-cash ceiling test write-down of $246.8 million.

(3)
Effective January 1, 2009, the Company adopted the provisions of ASC Topic 260-10-45 (FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”). As a result of adoption, the Company’s earnings per share for 2009 have been calculated in accordance with ASC Topic 260-10-45 and the Company retrospectively adjusted the calculation of earnings per share for 2008.