Form 10-Q
period 2010-03-31
PETROQUEST ENERGY INC
filed 2010-05-05
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2010, there were 63,157,839 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$27,386	$20,772
Revenue receivable	15,874	16,457
Joint interest billing receivable	12,273	11,792
Hedging asset	13,256	2,796
Prepaid drilling costs	1,263	2,383
Drilling pipe inventory	17,541	19,297
Other current assets	3,850	1,619

Total current assets	91,443	75,116

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,323,572	1,296,177
Unevaluated oil and gas properties	114,165	108,079
Accumulated depreciation, depletion and amortization	(1,097,117)	(1,082,381)

Oil and gas properties, net	340,620	321,875
Gas gathering assets	4,177	4,848
Accumulated depreciation and amortization of gas gathering assets	(1,273)	(1,198)

Total property and equipment	343,524	325,525

Other assets, net of accumulated depreciation and amortization of $8,832 and $8,342, respectively	9,245	9,818

Total assets	$444,212	$410,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$31,875	$27,113
Advances from co-owners	6,767	3,662
Oil and gas revenue payable	10,669	7,886
Accrued interest and preferred stock dividend	6,907	3,133
Asset retirement obligation	7,177	4,517
Other accrued liabilities	4,103	4,106

Total current liabilities	67,498	50,417

Bank debt	10,000	29,000
10 3/8% Senior Notes	149,339	149,267
Asset retirement obligation	16,907	19,399
Other liabilities	316	271
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 61,418 and 61,177 shares, respectively	61	61
Paid-in capital	261,742	259,981
Accumulated other comprehensive income	8,337	1,768
Accumulated deficit	(69,989)	(99,706)

Total stockholders’ equity	200,152	162,105

Total liabilities and stockholders’ equity	$444,212	$410,459

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Oil and gas sales	$47,545	$59,234
Gas gathering revenue	69	215

	47,614	59,449

Expenses:
Lease operating expenses	9,695	11,133
Production taxes	1,348	2,174
Depreciation, depletion and amortization	14,984	31,819
Ceiling test writedown	—	103,582
Gas gathering costs	11	79
General and administrative	4,509	4,825
Accretion of asset retirement obligation	468	652
Interest expense	1,810	3,176

	32,825	157,440

Gain on legal settlement	12,400	—
Gain on sale of assets	—	485
Other expense	(83)	(2,970)

Income (loss) from operations	27,106	(100,476)

Income tax benefit	(3,891)	(34,799)

Net income (loss)	30,997	(65,677)

Preferred stock dividend	1,280	1,280

Net income (loss) available to common stockholders	$29,717	$(66,957)

Earnings per common share:
Basic
Net income (loss) per share	$0.47	$(1.36)

Diluted
Net income (loss) per share	$0.46	$(1.36)

Weighted average number of common shares:
Basic	61,243	49,346

Diluted	67,382	49,346

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$30,997	$(65,677)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax benefit	(3,891)	(34,799)
Depreciation, depletion and amortization	14,984	31,819
Ceiling test writedown	—	103,582
Non-cash gain on legal settlement	(4,164)	—
Gain on sale of assets	—	(485)
Accretion of asset retirement obligation	468	652
Amortization of debt issuance costs	316	307
Amortization of bond discount	72	64
Inventory impairment	—	825
Share based compensation expense	1,982	2,180
Payments to settle asset retirement obligations	(517)	(46)
Changes in working capital accounts:
Revenue receivable	583	9,297
Joint interest billing receivable	(481)	1,021
Accounts payable and accrued liabilities	8,624	(28,321)
Advances from co-owners	3,105	(2,605)
Other	630	3,168

Net cash provided by operating activities	52,708	20,982

Cash flows from investing activities:
Investment in oil and gas properties	(25,587)	(17,805)
Investment in gas gathering assets	—	(7)
Proceeds from sale of oil and gas properties	—	711

Net cash used in investing activities	(25,587)	(17,101)

Cash flows from financing activities:
Net payments for share based compensation	(221)	(42)
Deferred financing costs	(2)	(35)
Payment of preferred stock dividend	(1,284)	(1,284)
Repayment of bank borrowings	(19,000)	—

Net cash used in financing activities	(20,507)	(1,361)

Net increase in cash and cash equivalents	6,614	2,520

Cash and cash equivalents, beginning of period	20,772	23,964

Cash and cash equivalents, end of period	$27,386	$26,484

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$171	$1,324

Income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$30,997	$(65,677)
Change in fair value of derivative instruments, accounted for as hedges, net of tax expense of ($3,891) and ($5,953), respectively	6,569	10,136

Comprehensive income (loss)	$37,566	$(55,541)

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Basis of Presentation
The consolidated financial information for the three-month periods ended March 31, 2010 and 2009, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2010 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Note 2 — Convertible Preferred Stock
The Company has 1,495,000 shares of 6.875% Series B cumulative convertible perpetual preferred stock (the “Series B Preferred Stock”) outstanding.
The following is a summary of certain terms of the Series B Preferred Stock:
Dividends. The Series B Preferred Stock accumulates dividends at an annual rate of 6.875% for each share of Series B Preferred Stock. Dividends are cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by the Company’s debt agreements, assets are legally available to pay dividends and the Company’s board of directors or an authorized committee of the board declares a dividend payable, the Company pays dividends in cash, every quarter.
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
A reconciliation between basic and diluted earnings (loss) per share computations (in thousands, except per share amounts) is as follows:

	Income	Shares	Per
For the Three Months Ended March 31, 2010	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$29,717	61,243
Attributable to participating securities	(753)	—

BASIC EPS	$28,964	61,243	$0.47

Effect of dilutive securities:
Stock options	—	368
Restricted stock	753	623
Series B preferred stock	1,280	5,148

DILUTED EPS	$30,997	67,382	$0.46

	Loss	Shares	Per
For the Three Months Ended March 31, 2009	(Numerator)	(Denominator)	Share Amount

BASIC EPS

Net loss available to common stockholders	$(66,957)	49,346	$(1.36)

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Series B preferred stock	—	—

DILUTED EPS	$(66,957)	49,346	$(1.36)

Unvested restricted stock, stock options, and 5,148,000 common shares issuable upon the assumed conversion of the Series B preferred stock were not included in the computation of diluted earnings per share for the three-month period ended March 31, 2009 because of the net loss reported for the period.
Options to purchase 2,150,000 shares of common stock were outstanding during the three months ended March 31, 2010, and were not included in the computation of diluted earnings per share because the options’ exercise prices were in excess of the average market price of the common shares.
Note 5 — Long-Term Debt
The Company and PetroQuest Energy, L.L.C. have outstanding $150 million of 10 3/8% Senior Notes that are due in 2012 (the “Notes”). At March 31, 2010, the estimated fair value of the Notes was $153 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At March 31, 2010, $5.8 million had been accrued in connection with the May 15, 2010 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The Credit Agreement matures on February 10, 2012; provided, however, if on or prior to such date the Company prepays or refinances, subject to certain conditions, the Notes, the maturity date will be extended to October 2, 2013. As of March 31, 2010 the Company had $10 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.

The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. The borrowing base, which was based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1, 2010, is $100 million effective March 22, 2010. The next borrowing base redetermination is scheduled to occur by September 30, 2010. If the borrowing base is reduced, the Company would be obligated to repay the amount by which its aggregate credit exposure under the Credit Agreement exceeds the revised borrowing base within forty-five days after the revised borrowing base is determined. The Company or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
The indenture governing the Notes also limits the Company’s ability to incur indebtedness under the Credit Agreement. Under the indenture, the Company cannot incur additional secured indebtedness under the Credit Agreement if at the time of such incurrence, the total amount of indebtedness under the Credit Agreement is in excess of the greater of (i) $75 million and (ii) 20% of its ACTNA (as defined in the indenture). That calculation is based primarily on the valuation of the Company’s estimated reserves of oil and natural gas using the trailing 12 month average commodity pricing methodology as of the prior year-end. Based on the $10 million of borrowings currently outstanding under the Credit Agreement, the indenture currently limits the Company’s additional borrowings under the Credit Agreement to $65 million.
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
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of March 31, 2010, the Company was in compliance with all of the covenants contained in the Credit Agreement.
Note 6 — Asset Retirement Obligation
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

The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Asset retirement obligation, beginning of period	$23,916	$25,633
Liabilities incurred	—	4
Liabilities settled	(517)	(46)
Accretion expense	468	652
Revisions in estimated cash flows	217	(2,475)

Asset retirement obligation, end of period	24,084	23,768
Less: current portion of asset retirement obligation	(7,177)	(7,651)

Long-term asset retirement obligation	$16,907	$16,117

The costs of oilfield related services and materials at March 31, 2009 had declined since December 31, 2008 as a result of the sharp decline in commodity prices and the associated decline in the demand for those services. During the three months ended March 31, 2009 the Company recorded $2.5 million of downward revisions to its asset retirement obligation to reflect the estimated decline in abandonment costs as of that date.
Note 7 — Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC Topic 718 (SFAS 123 (revised 2004) “Share-Based Payment”). Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation for the periods ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Stock options:
Incentive Stock Options	$235	$294
Non-Qualified Stock Options	572	669
Restricted stock	1,175	1,217

Share-based compensation	$1,982	$2,180

Note 8 — Ceiling Test
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
As a result of lower prices during the three months ended March 31, 2009, and the associated negative impact on certain of the Company’s proved reserves and estimated future net cash flows at March 31, 2009, the Company recognized a ceiling test write-down of $103.6 million during the three months ended March 31, 2009.

Note 9 — Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. The Company accounts for commodity derivatives in accordance with ASC Topic 815 (SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended). When the conditions for hedge accounting specified in ASC Topic 815 are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative would be recorded in the income statement as derivative income or expense. At March 31, 2010, the Company’s outstanding derivative instruments were considered effective cash flow hedges.
Oil and gas sales include additions related to the settlement of gas hedges of $1,531,000 and $13,978,000 and oil hedges of zero and $2,045,000 for the three months ended March 31, 2010 and 2009, respectively.
As of March 31, 2010, the Company had entered into the following gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
April — December 2010	Costless Collar	30,000 Mmbtu	$5.83 – 6.54
At March 31, 2010, the Company recognized a net asset of approximately $13.3 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of March 31, 2010, the Company would realize an $8.3 million gain, net of taxes, as an increase in gas sales during the next 12 months. These gains are expected to be reclassified based on the schedule of gas volumes stipulated in the derivative contracts.
All of the Company’s derivative instruments at March 31, 2010 were designated as hedging instruments under ASC Topic 815. The following tables reflect the fair value of the Company’s derivative instruments in the consolidated financial statements (in thousands):
Effect of Derivative Instruments on the Consolidated Balance Sheet at March 31, 2010:

	Asset Derivatives
	Balance Sheet
Instrument	Location	Fair Value
Commodity Derivatives	Hedging asset	$13,256
Effect of Derivative Instruments on the Consolidated Balance Sheet at December 31, 2009:

	Asset Derivatives
	Balance Sheet
Instrument	Location	Fair Value
Commodity Derivatives	Hedging asset	$2,796
Effect of Derivative Instruments on the Consolidated Statement of Operations for the three months ended March 31, 2010:

	Amount of Gain	Location of	Amount of Gain
	Recognized in Other	Gain Reclassified	Reclassified into
Instrument	Comprehensive Income	into Income	Income

Commodity Derivatives	$6,569	Oil and gas sales	$1,531

Effect of Derivative Instruments on the Consolidated Statement of Operations for the three months ended March 31, 2009:

	Amount of Gain	Location of	Amount of Gain
	Recognized in Other	Gain Reclassified	Reclassified into
Instrument	Comprehensive Income	into Income	Income

Commodity Derivatives	$10,136	Oil and gas sales	$16,023
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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at March 31, 2010 were in the form of costless collars based on NYMEX pricing. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements Using
	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
Instrument	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Commodity Derivatives:
At March 31, 2010	$—	$13,256	$—
At December 31, 2009	$—	$2,796	$—
Note 10 — Gain on Legal Settlement and Other Expense
In January 2010, the Company recorded a gain relative to a $9 million cash settlement received from a lawsuit that was originally filed by the Company in 2008 relating to disputed interests in certain oil and gas assets purchased in 2007. The gain was reduced by approximately $0.8 million of costs incurred by the Company directly related to the settlement. In addition to the cash proceeds received, the Company was assigned additional working interests in certain producing properties. The Company recorded an additional $4.2 million gain representing the estimated fair market value of those interests on the effective date of the settlement.
Other expense during the first quarter of 2009 included $2.3 million related to payments made in connection with a drilling rig contract. Because this rig was not utilized, there were no corresponding assets to record in connection with the fixed payments required, regardless of actual rig usage. Therefore, the costs were recorded as a component of other expense. This contract expired during July 2009.
Note 11 — Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of the ceiling test write-downs recognized during 2008 and 2009, the Company has incurred a cumulative three-year loss. As a result of this cumulative loss and the impact it has on the determination of the recoverability of deferred tax assets through future earnings, the Company established a valuation allowance for a portion of the deferred tax asset. The Company reduced the valuation allowance by $14.1 million during the first quarter of 2010, the impact of which is included in the Company’s effective tax rate. The valuation allowance was $10.5 million as of March 31, 2010.

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
Utilizing the cash flow generated by our higher margin Gulf Coast Basin assets, we have successfully diversified into longer life basins in Oklahoma, Arkansas and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in Texas through 2009, we have invested approximately $650 million into growing our longer life assets. During the six year period ended December 31, 2009, we have realized a 97% drilling success rate on 551 gross wells drilled. Comparing 2009 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 254% and estimated proved reserves by 115%. At March 31, 2010, 81% of our estimated proved reserves and 51% of our first quarter 2010 production were derived from our longer life assets.
In response to declining commodity prices and the uncertain outlook on the financial markets as a result of the global financial crisis, during late 2008 we made the decision to shift our focus during 2009 from increasing production and reserves to building liquidity and strengthening our balance sheet. As a result, we reduced our capital expenditures, including capitalized interest and overhead, by 83% in 2009 from $357.8 million in 2008 to $59.1 million in 2009. In addition to reducing our capital expenditures, we also reduced our operating expenses and general and administrative costs, excluding non-cash stock compensation expense, by a combined 21% during 2009 as compared to 2008. Finally, in June 2009 we completed a public offering of 11.5 million shares of our common stock receiving net proceeds of approximately $38 million. As a result of these liquidity building efforts, we repaid $101 million of bank debt in 2009.
Having achieved our 2009 goal of strengthening our balance sheet, we have increased our capital expenditures budget for 2010 in order to resume the growth of our production, which declined throughout 2009 as a result of our reduced capital spending, and to continue growing our proved reserves. We plan to fund our estimated 2010 capital expenditures budget of $110 — $130 million through internally generated cash flow. We expect to operate the majority of our drilling activity in 2010 which should enable us to respond timely to commodity price changes.

Critical Accounting Policies
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
On December 29, 2008, the SEC issued a revision to Staff Accounting Bulletin 113 (“SAB 113”) which established guidelines related to modernizing accounting and disclosure requirements for oil and natural gas companies. The revised disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The revised rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The revised disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. A significant change to the rules involves the pricing at which reserves are measured. The revised rules utilize a 12-month average price using beginning of the month pricing during the 12-month period prior to the ending date of the balance sheet to report oil and natural gas reserves rather than period-end prices. In addition, the 12-month average will also be used to measure ceiling test impairments and to compute depreciation, depletion and amortization. The revised rules were effective for reserve estimation at December 31, 2009 with first reporting for calendar year companies in their 2009 annual reports.
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
Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At March 31, 2010, our derivative instruments were considered effective cash flow hedges.
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

	Three Months Ended
	March 31,
	2010	2009
Production:
Oil (Bbls)	144,641	174,811
Gas (Mcf)	6,859,863	9,047,214
Total Production (Mcfe)	7,727,709	10,096,080

Sales:
Total oil sales	$11,377,113	$9,279,283
Total gas sales	36,167,631	49,954,858

Total oil and gas sales	$47,544,744	$59,234,141

Average sales prices:
Oil (per Bbl)	$78.66	$53.08
Gas (per Mcf)	5.27	5.52
Per Mcfe	6.15	5.87
The above sales and average sales prices include additions related to the settlement of gas hedges of $1,531,000 and $13,978,000 and the settlement of oil hedges of zero and $2,045,000 for the three months ended March 31, 2010 and 2009, respectively.
Net income (loss) available to common stockholders totaled $29,717,000 and ($66,957,000) for the quarters ended March 31, 2010 and 2009, respectively. The increase during the 2010 period was primarily attributable to the following:
Production Production decreased by 23% in the first quarter of 2010, as compared to the 2009 period, as a result of reduced capital spending during 2009. However, average daily production during the first quarter of 2010 was approximately 5% higher than average daily production during the fourth quarter of 2009. Because our capital expenditure budget for 2010 is significantly increased, when compared to our budget for 2009, we expect quarterly production growth in 2010. However, in total, we expect 2010 production to be slightly lower than volumes produced during 2009.
Gas production during the three-month period ended March 31, 2010 decreased 24% from the comparable period in 2009. The decrease in gas production was primarily the result of reduced capital spending during 2009 and normal production declines in Oklahoma, where initial production rates are higher than the sustained rates over the life of the wells.
Oil production during the quarter ended March 31, 2010 decreased 17% from the comparable 2009 period primarily due to reduced capital spending during 2009 and normal production declines at our Ship Shoal 72 field which produces approximately 35% of our total oil production. Several recompletions are scheduled for this field during 2010 which we expect will improve production rates.
Prices Including the effects of our hedges, average gas prices per Mcf for the first quarter of 2010 were $5.27, as compared to $5.52 for the 2009 period. Average oil prices per Bbl were $78.66 during the first quarter of 2010, as compared to $53.08 during the comparable 2009 period. Stated on an Mcfe basis, unit prices received during the quarter ended March 31, 2010 were 5% higher than the prices received during the comparable 2009 period.
Revenue Including the effects of hedges, oil and gas sales during the quarter ended March 31, 2010 totaled $47,545,000, a 20% decrease from oil and gas sales of $59,234,000 during the 2009 period. The decreased revenue during 2010 was primarily the result of a decrease in hedge settlements realized during the first three months of 2010 as compared to 2009. As a result of the expiration of the higher valued 2009 hedge positions, we expect oil and gas revenue to decline during 2010, as compared to 2009.
Expenses Lease operating expenses for the three-months ended March 31, 2010 decreased to $9,695,000 from $11,133,000 during the 2009 period. Per unit lease operating expenses totaled $1.25 per Mcfe during the three-month period of 2010 as compared to $1.10 per Mcfe during the 2009 period. Although per unit lease operating expenses increased, overall lease operating expenses decreased primarily due to lower insurance costs, as well as the overall reduction in produced volumes. We expect that lease operating expenses during the remainder of 2010 will generally approximate 2009.

Production taxes totaled $1,348,000 and $2,174,000 during the quarters ended March 31, 2010 and 2009, respectively. The decrease in production taxes was primarily due to the decrease in gas production in Oklahoma where production taxes are calculated based on sales. Additionally, production taxes during the first quarter of 2010 included approximately $500,000 of production tax refunds for several Oklahoma horizontal wells.
General and administrative expenses during the quarter ended March 31, 2010 totaled $4,509,000 as compared to expenses of $4,825,000 during the 2009 period. Included in general and administrative expenses was share-based compensation expense related to ASC Topic 718 (SFAS 123(R) “Share-Based Payment”), as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Stock options:
Incentive Stock Options	$235	$294
Non-Qualified Stock Options	572	669
Restricted stock	1,175	1,217

Share-based compensation	$1,982	$2,180

We capitalized $2,723,000 of general and administrative costs during the three-month period ended March 31, 2010 and $2,032,000 during the comparable 2009 period. We expect that 2010 general and administrative expenses will approximate those in 2009.
The price of natural gas used in computing our estimated proved reserves at March 31, 2009 had a negative impact on our estimated proved reserves from certain of our longer-life properties and reduced the estimated future net cash flows from our estimated proved reserves. As a result, we recorded a non-cash ceiling test write-down of our oil and gas properties during the first quarter of 2009 totaling $103,582,000. No such write-down was recorded during the first quarter of 2010.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three-months ended March 31, 2010 totaled $14,736,000, or $1.91 per Mcfe, as compared to $31,538,000, or $3.12 per Mcfe during the comparable 2009 period. The decline in our DD&A per Mcfe was the result of the ceiling test write-downs of a substantial portion of our proved oil and gas properties during 2009 as a result of lower commodity prices. We expect DD&A to be lower in 2010 as a result of ceiling test write-downs in 2009.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $1,810,000 during the first quarter of 2010 as compared to $3,176,000 during the 2009 period. We capitalized $2,640,000 and $2,029,000 of interest during first quarters of 2010 and 2009, respectively. As we have reduced the outstanding borrowings under our bank credit facility from $130 million at March 31, 2009 to $10 million at March 31, 2010, we anticipate interest expense to be significantly lower in 2010.
In January 2010, we recorded a gain relative to a $9,000,000 cash settlement received from a lawsuit filed by us in 2008 relating to disputed interests in certain oil and gas assets purchased in 2007. The gain was reduced by $764,000 of costs incurred by us directly related to the settlement. In addition to the cash proceeds received, we were assigned additional working interests in certain producing properties. We recorded an additional $4,164,000 gain representing the estimated fair market value of those interests on the effective date of the settlement. We expect to use the net cash proceeds received from the settlement to fund a portion of the 2010 capital budget.
Other expense during the first quarter of 2009 included $2,250,000 related to payments made in connection with a drilling rig contract. Because we elected to idle this drilling rig, there were no corresponding assets to record in connection with the fixed payments required under this contract, regardless of actual rig usage. As a result, the costs were recorded as a component of other expense. This contract expired during July 2009.
Income tax benefit during the quarter ended March 31, 2010 totaled $3,891,000 as compared to $34,799,000 during the comparable 2009 period. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.

As a result of the ceiling test write-downs recognized during 2008 and 2009, we have incurred a cumulative three-year loss. As a result of this cumulative loss and the impact it has on the determination of the recoverability of deferred tax assets through future earnings, we established a valuation allowance for a portion of the deferred tax asset. We reduced the valuation allowance by $14.1 million during the first quarter of 2010, the impact of which is included in our effective tax rate. The valuation allowance was $10.5 million as of March 31, 2010. Our effective tax rate in future periods will be impacted by future adjustments to the valuation allowance.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of equity and debt securities and sales of assets. At March 31, 2010, we had a working capital surplus of $23.9 million compared to a surplus of $24.7 million at December 31, 2009.
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
Source of Capital: Operations
Net cash flow from operations increased from $20,982,000 during the quarter ended March 31, 2009 to $52,708,000 during the 2010 period. The increase in operating cash flow during 2010 was primarily attributable to the timing of payments made in 2009 to reduce our accounts payable to vendors and the cash received during the first quarter of 2010 in connection with a legal settlement.
Source of Capital: Debt
We have outstanding $150 million of our 10 3/8% Senior Notes that are due in 2012 (the “Notes”), which have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on May 15 and November 15. At March 31, 2010, $5.8 million had been accrued in connection with the May 15, 2010 interest payment and we were in compliance with all of the covenants under the Notes.
We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides for a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. The Credit Agreement matures on February 10, 2012; provided, however, if on or prior to such date we prepay or refinance, subject to certain conditions, the Notes, the maturity date will be extended to October 2, 2013. We had $10 million of borrowings outstanding as of March 31, 2010 under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation as of January 1 and July 1 of each year of the reserves attributable to our oil and gas properties. The current borrowing base, which was based upon the valuation of the reserves attributable to our oil and gas property as of January 1, 2010, is $100 million effective March 22, 2010. The next borrowing base redetermination is scheduled to occur by September 30, 2010. If the borrowing base is reduced, we would be obligated to repay the amount by which its aggregate credit exposure under the Credit Agreement exceeds the revised borrowing base within forty-five days after the revised borrowing base is determined. We or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be redetermined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.

The indenture governing the Notes also limits our ability to incur indebtedness under the Credit Agreement. Under the indenture, we will not be able to incur additional secured indebtedness under the Credit Agreement if at the time of such incurrence, the total amount of indebtedness under the Credit Agreement is in excess of the greater of (i) $75 million and (ii) 20% of our ACTNA (as defined in the indenture). That calculation is based primarily on the valuation of our estimated reserves of oil and natural gas using the trailing 12 month average commodity pricing methodology as of the prior year-end. Based on the $10 million of borrowings outstanding on March 31, 2010, the indenture limits our additional borrowings under the Credit Agreement to $65 million.
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
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of March 31, 2010, we were in compliance with all of the covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
On June 30, 2009, we received net proceeds of approximately $38 million through the public offering of 11.5 million shares of our common stock, which included the issuance of 1.5 million shares pursuant to the underwriters’ over-allotment option.
During July 2009, a new shelf registration statement was declared effective and allows us to publicly offer and sell up to $200 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
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
Use of Capital: Exploration and Development
Our 2010 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $110 million and $130 million, of which approximately $34 million was incurred during the first quarter of 2010. This represents a significant increase from the capital spending in 2009. Because we operate the majority of our proved reserves, we expect to be able to control the timing of a substantial portion of our capital investments. As a result of this flexibility, we plan to actively manage our 2010 capital budget to stay within our projected cash flow from operations, based upon our expectations of commodity prices, production rates and capital costs.

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
Disclosure Regarding Forward Looking Statements
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil and natural gas prices and significantly depressed natural gas prices since the middle of 2008, the uncertain economic conditions in the United States and globally, the declines in the values of our properties that have resulted and may in the future result in additional ceiling test write-downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas business. In particular, careful consideration should be given to cautionary statements made in the various reports the Company has filed with the Securities and Exchange Commission. The Company undertakes no duty to update or revise these forward-looking statements.
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
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the remainder of 2010, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $9 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the quarters ended March 31, 2010 and 2009, we received from the counterparties to our derivative instruments $1,531,000 and $16,023,000, respectively, in connection with net hedge settlements.
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
As of March 31, 2010, we had entered into the following gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
April — December 2010	Costless Collar	30,000 Mmbtu	$5.83 – 6.54
At March 31, 2010, we recognized a net asset of approximately $13.3 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of March 31, 2010, we would realize a $8.3 million gain, net of taxes, as an increase to gas sales during the next 12 months. These gains are expected to be reclassified based on the schedule of gas volumes stipulated in the derivative contracts.
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents only 6% of our total debt as of March 31, 2010. As a result, we do not believe the impact of an increase in interest rates will be material to our results of operations.

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
As of March 31, 2010, the aggregate amount of our outstanding indebtedness, net of available cash on hand, was approximately $132 million, which could have important consequences for you, including the following:
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
Under the indenture governing our 10 3/8% notes, we will not be able to incur additional secured indebtedness under our bank credit facility if at the time of such incurrence the total amount of indebtedness under our bank credit facility is in excess of the greater of (i) $75 million and (ii) 20% of our ACNTA (as defined in the indenture). Based on the $10 million of borrowings outstanding at March 31, 2010 under our bank credit facility, the indenture would limit our additional borrowings under our bank credit facility to approximately $65 million.

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
We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “full cost ceiling” which is based upon the present value of estimated future net cash flows from proved reserves, including the effect of hedges in place, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If at the end of any fiscal period we determine that the net capitalized costs of oil and natural gas properties exceed the full cost ceiling, we must charge the amount of the excess to earnings in the period then ended. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce our net income and stockholders’ equity. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date. During 2009, we recognized $156.1 million in ceiling test write-downs as a result of the decline in commodity prices.
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
Operating hazards may adversely affect our ability to conduct business.
Our operations are subject to risks inherent in the oil and natural gas industry, such as:
•	unexpected drilling conditions including blowouts, cratering and explosions;

•	uncontrollable flows of oil, natural gas or well fluids;

•	equipment failures, fires or accidents; and

•	pollution and other environmental risks.
These risks could result in substantial losses to us from injury and loss of life, damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Our offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions and more extensive governmental regulation. These regulations may, in certain circumstances, impose strict liability for pollution damage or result in the interruption or termination of operations. In addition, operating hazards could occur on our properties or, like the oil spill caused by the recent Deepwater Horizon oil rig explosion in the Gulf of Mexico, occur on other properties and subsequently affect our properties.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2010.

Total Number of
			Shares Purchased	Maximum Number (or
			as Part of	Approximate Dollar
			Publicly	Value) of Shares that May
	Total Number of	Average Price	Announced Plan	be Purchased Under the
	Shares Purchased (1)	Paid Per Share	or Program	Plans or Programs
January 1 – January 31, 2010	—	$—	—	—
February 1 – February 28, 2010	18,288	5.36	—	—
March 1 – March 31, 2010	34,303	6.21	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
NONE.

Item 6.	EXHIBITS
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

PETROQUEST ENERGY, INC.
Date: May 5, 2010	/s/ J. Bond Clement
J. Bond Clement
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)