Form 10-Q
period 2010-09-30
PETROQUEST ENERGY INC
filed 2010-11-05
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2010, there were 63,182,234 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$55,037	$20,772
Revenue receivable	9,650	16,457
Joint interest billing receivable	12,176	11,792
Hedging asset	6,187	2,796
Prepaid drilling costs	2,113	2,383
Drilling pipe inventory	16,063	19,297
Other current assets	2,997	1,619

Total current assets	104,223	75,116

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,389,926	1,296,177
Unevaluated oil and gas properties	58,069	108,079
Accumulated depreciation, depletion and amortization	(1,160,029)	(1,082,381)

Oil and gas properties, net	287,966	321,875
Gas gathering assets	4,177	4,848
Accumulated depreciation and amortization of gas gathering assets	(1,422)	(1,198)

Total property and equipment	290,721	325,525

Long-term receivable	19,043	5,731
Other assets, net of accumulated depreciation and amortization of $9,870 and $8,342, respectively	6,076	4,087

Total assets	$420,063	$410,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$24,850	$27,113
Advances from co-owners	1,500	3,662
Oil and gas revenue payable	5,440	7,886
Accrued interest and preferred stock dividend	2,953	3,133
Asset retirement obligation	1,785	4,517
Other accrued liabilities	5,361	4,106

Total current liabilities	41,889	50,417
Bank debt	—	29,000
10% Senior Notes	150,000	—
10 3/8% Senior Notes	—	149,267
Asset retirement obligation	18,014	19,399
Other liabilities	394	271
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 61,458 and 61,177 shares, respectively	61	61
Paid-in capital	265,621	259,981
Accumulated other comprehensive income	3,885	1,768
Accumulated deficit	(59,802)	(99,706)

Total stockholders’ equity	209,766	162,105

Total liabilities and stockholders’ equity	$420,063	$410,459

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Oil and gas sales	$46,229	$50,182	$135,631	$164,792
Gas gathering revenue	56	72	186	172

	46,285	50,254	135,817	164,964

Expenses:
Lease operating expenses	9,742	9,665	28,457	29,171
Production taxes	361	176	3,308	3,196
Depreciation, depletion and amortization	14,739	17,936	43,467	68,129
Ceiling test writedown	—	—	—	103,582
Gas gathering costs	11	14	22	181
General and administrative	5,581	4,142	15,906	13,164
Accretion of asset retirement obligation	424	580	1,300	1,704
Interest expense	3,147	3,531	7,336	10,095

	34,005	36,044	99,796	229,222

Gain on legal settlement	—	—	12,400	—
Loss on early extinguishment of debt	(5,973)	—	(5,973)	—
Gain on sale of assets	—	—	—	485
Other income (expense)	218	(594)	229	(5,903)

Income (loss) from operations	6,525	13,616	42,677	(69,676)

Income tax expense (benefit)	299	7,876	(1,081)	(18,772)

Net income (loss)	6,226	5,740	43,758	(50,904)

Preferred stock dividend	1,287	1,287	3,854	3,854

Net income (loss) available to common stockholders	$4,939	$4,453	$39,904	$(54,758)

Earnings per common share:
Basic
Net income (loss) per share	$0.08	$0.07	$0.63	$(1.03)

Diluted
Net income (loss) per share	$0.08	$0.07	$0.63	$(1.03)

Weighted average number of common shares:
Basic	61,446	61,126	61,372	53,411

Diluted	61,814	61,656	61,744	53,411

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$43,758	$(50,904)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax benefit	(1,081)	(18,772)
Depreciation, depletion and amortization	43,467	68,129
Ceiling test writedown	—	103,582
Non-cash gain on legal settlement	(4,164)	—
Gain on sale of assets	—	(485)
Loss on early extinguishment of debt	5,973	—
Accretion of asset retirement obligation	1,300	1,704
Inventory impairment	—	903
Share based compensation expense	5,863	4,734
Amortization costs and other	1,124	1,127
Payments to settle asset retirement obligations	(5,672)	(1,547)
Changes in working capital accounts:
Revenue receivable	6,807	9,146
Joint interest billing receivable	(384)	13,431
Prepaid drilling and pipe costs	3,504	14,286
Accounts payable and accrued liabilities	(55)	(55,701)
Advances from co-owners	(2,162)	(1,100)
Other	(2,084)	(1,894)

Net cash provided by operating activities	96,194	86,639

Cash flows provided by (used in) investing activities:
Investment in oil and gas properties	(78,015)	(37,759)
Investment in gas gathering assets	—	(4)
Proceeds from sale of unevaluated properties	22,473	—
Proceeds from sale of oil and gas properties	35,000	4,852

Net cash used in investing activities	(20,542)	(32,911)

Cash flows provided by (used in) financing activities:
Net payments for share based compensation	(223)	(332)
Deferred financing costs	(8)	(82)
Net proceeds from common stock offering	—	37,778
Proceeds from issuance of 10% Sr. Notes	150,000	—
Costs to issue 10% Sr. Notes	(4,117)	—
Redemption of 10 3/8% Sr. Notes	(150,000)	—
Costs to redeem 10 3/8% Sr. Notes	(4,187)	—
Payment of preferred stock dividend	(3,852)	(3,852)
Repayment of bank borrowings	(29,000)	(30,000)

Net cash provided by (used in) financing activities	(41,387)	3,512

Net increase in cash and cash equivalents	34,265	57,240
Cash and cash equivalents, beginning of period	20,772	23,964

Cash and cash equivalents, end of period	$55,037	$81,204

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,923	$12,045

Income taxes	$192	$205

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$6,226	$5,740	$43,758	$(50,904)
Change in fair value of derivative instruments, accounted for as hedges, net of tax benefit (expense) of $109, $7,671, ($1,274) and $9,868, respectively	(186)	(12,950)	2,117	(16,660)

Comprehensive income (loss)	$6,040	$(7,210)	$45,875	$(67,564)

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Basis of Presentation
The consolidated financial information for the three and nine month periods ended September 30, 2010 and 2009, respectively, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2010 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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
Note 2 — Convertible Preferred Stock
The Company has 1,495,000 shares of 6.875% Series B cumulative convertible perpetual preferred stock (the “Series B Preferred Stock”) outstanding.
The following is a summary of certain terms of the Series B Preferred Stock:
Dividends. The Series B Preferred Stock accumulates dividends at an annual rate of 6.875% for each share of Series B Preferred Stock. Dividends are cumulative from the date of first issuance. To the extent payment of dividends is not prohibited by the Company’s debt agreements, assets are legally available to pay dividends and the Company’s board of directors or an authorized committee of the board declares a dividend payable, the Company pays dividends in cash, every quarter.
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

Note 3 — Earnings Per Share
A reconciliation between basic and diluted earnings (loss) per share computations (in thousands, except per share amounts) is as follows:

	Income	Shares	Per
For the Three Months Ended September 30, 2010	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$4,939	61,446
Attributable to participating securities	(137)	—

BASIC EPS	$4,802	61,446	$0.08

Net income available to common stockholders	$4,939	61,446
Effect of dilutive securities:
Stock options	—	368
Attributable to participating securities	(136)	—

DILUTED EPS	$4,803	61,814	$0.08

	Income	Shares	Per
For the Three Months Ended September 30, 2009	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$4,453	61,126
Attributable to participating securities	(86)	—

BASIC EPS	$4,367	61,126	$0.07

Effect of dilutive securities:
Stock options	—	225
Restricted stock	86	305

DILUTED EPS	$4,453	61,656	$0.07

	Income	Shares	Per
For the Nine Months Ended September 30, 2010	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$39,904	61,372
Attributable to participating securities	(1,008)	—

BASIC EPS	$38,896	61,372	$0.63

Net income available to common stockholders	$39,904	61,372
Effect of dilutive securities:
Stock options	—	372
Attributable to participating securities	(1,002)	—

DILUTED EPS	$38,902	61,744	$0.63

	Loss	Shares	Per
For the Nine Months Ended September 30, 2009	(Numerator)	(Denominator)	Share Amount

BASIC and DILUTED EPS

Net loss available to common stockholders	$(54,758)	53,411	$(1.03)

Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2010 and the three month period ended September 30, 2009 because the inclusion would have been anti-dilutive. Restricted stock and stock options totaling approximately 500,000 shares and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the nine-month period ended September 30, 2009 because the inclusion would have been anti-dilutive as a result of the net loss reported for the period.
Options to purchase 1.9 million and 2.1 million shares of common stock were outstanding during the three and nine month periods ended September 30, 2010, respectively, and were not included in the computation of diluted earnings per share because the options’ exercise prices were in excess of the average market price of the common shares. During each of the three and nine month periods ended September 30, 2009, options to purchase approximately 2 million shares of common stock were outstanding and were not included in the computation of diluted earnings per share because the options’ exercise prices were in excess of the average market price of the common shares.
Note 4 — Common Stock Offering
On June 30, 2009, the Company received approximately $38 million in net proceeds through the public offering of 11.5 million shares of its common stock, which included the issuance of 1.5 million shares pursuant to the underwriters’ over-allotment option.
Note 5 — Long-Term Debt
On August 19, 2010, PetroQuest Energy, Inc. issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. The net proceeds of the offering, together with cash on hand, were used to fund the tender offer and consent solicitation and redemption of the Company’s 10 3/8% Senior Notes due 2012. The Company incurred a loss totaling $6 million relating to the early retirement of the 10 3/8% Senior Notes. Approximately $1.8 million of the loss related to non-cash amortization of deferred financing costs and discount associated with the 10 3/8% Senior Notes.
At September 30, 2010, the estimated fair value of the Notes was $ 150.8 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At September 30, 2010, $1.8 million had been accrued in connection with the March 1, 2011 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. In connection with the retirement of the 10 3/8% Senior Notes in August 2010, the maturity date of the Credit Agreement was automatically extended to October 2, 2013. As of September 30, 2010 the Company had no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement and availability of $100 million.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. The borrowing base, which is based upon the valuation of the reserves attributable to the Company’s oil and gas properties, is $100 million effective September 29, 2010. The next borrowing base redetermination is scheduled to occur by March 31, 2011. The Company or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.

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
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of September 30, 2010, the Company was in compliance with all of the covenants contained in the Credit Agreement.
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
The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligation at January 1, 2010	$23,916
Liabilities incurred	175
Liabilities settled	(6,760)
Accretion expense	1,300
Revisions in estimated cash flows	1,168

Asset retirement obligation at September 30, 2010	19,799
Less: current portion of asset retirement obligation	(1,785)

Long-term asset retirement obligation	$18,014

Liabilities settled during the nine months ended September 30, 2010 included two offshore fields that were completely decommissioned and the liability for an additional offshore platform in the amount of $1.1 million that was transferred to a third party related to a farmout, which represents a non-cash investing activity for purposes of the Statement of Cash Flows.

Note 7 — Share Based Compensation
The Company accounts for share-based compensation in accordance with ASC Topic 718. Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. Approximately $455,000 of share based compensation in the third quarter of 2010 was the result of the voluntary early cancellation of certain stock options and accelerated recognition of associated compensation expense. A detail of share-based compensation for the periods ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options:
Incentive Stock Options	$256	$151	$688	$591
Non-Qualified Stock Options	816	343	1,890	1,460
Restricted stock	1,039	715	3,285	2,683

Share based compensation	$2,111	$1,209	$5,863	$4,734

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
Note 9 — Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. The Company accounts for commodity derivatives in accordance with ASC Topic 815. When the conditions for hedge accounting specified in ASC Topic 815 are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative would be recorded in the income statement as derivative income or expense. At September 30, 2010, the Company’s outstanding derivative instruments were considered effective cash flow hedges.
Oil and gas sales include additions related to the settlement of gas hedges of $4,550,000 and $20,996,000 and oil hedges of zero and $1,167,000 for the three months ended September 30, 2010 and 2009, respectively. For the nine month periods ended September 30, 2010 and 2009, oil and gas sales include additions related to the settlement of gas hedges of $10,837,000 and $57,415,000 and oil hedges of zero and $4,682,000, respectively.
As of September 30, 2010, the Company had entered into the following gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
October-December 2010	Costless Collar	40,000 Mmbtu	$5.62 – 6.27
At September 30, 2010, the Company recognized a net asset of approximately $6.2 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of September 30, 2010, the Company would realize a $3.9 million gain, net of taxes, as an increase in gas sales during the fourth quarter of 2010. These gains are expected to be reclassified based on the schedule of gas volumes stipulated in the derivative contracts.

All of the Company’s derivative instruments at September 30, 2010 were designated as hedging instruments under ASC Topic 815. The following tables reflect the fair value of the Company’s derivative instruments in the consolidated financial statements (in thousands):
Effect of Derivative Instruments on the Consolidated Balance Sheet at September 30, 2010:

	Asset Derivatives
	Balance Sheet
Instrument	Location	Fair Value
Commodity Derivatives	Hedging asset	$6,187
Effect of Derivative Instruments on the Consolidated Balance Sheet at December 31, 2009:

	Asset Derivatives
	Balance Sheet
Instrument	Location	Fair Value
Commodity Derivatives	Hedging asset	$2,796
Effect of Derivative Instruments on the Consolidated Statement of Operations for the three months ended September 30, 2010 and 2009:

	Amount of Loss	Location of	Amount of Gain
	Recognized in Other	Gain Reclassified	Reclassified into
Instrument	Comprehensive Income	into Income	Income

Commodity Derivatives at Sept. 30, 2010	$(186)	Oil and gas sales	$4,550
Commodity Derivatives at Sept. 30, 2009	$(12,950)	Oil and gas sales	$22,163
Effect of Derivative Instruments on the Consolidated Statement of Operations for the nine months ended September 30, 2010 and 2009:

	Amount of Income (Loss)	Location of	Amount of Gain
	Recognized in Other	Gain Reclassified	Reclassified into
Instrument	Comprehensive Income	into Income	Income

Commodity Derivatives at Sept. 30, 2010	$2,117	Oil and gas sales	$10,837
Commodity Derivatives at Sept. 30, 2009	$(16,660)	Oil and gas sales	$62,097
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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at September 30, 2010 were in the form of costless collars based on NYMEX pricing. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.

The following table summarizes the valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements Using
	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
Instrument	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Commodity Derivatives:
At September 30, 2010	$—	$6,187	$—
At December 31, 2009	$—	$2,796	$—
Note 10 — Woodford Shale Joint Development Agreement
In May 2010, PetroQuest Energy, L.L.C. entered into a joint development agreement with WSGP Gas Producing LLC (WSGP), a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired 50% of the Company’s Woodford proved undeveloped reserves as well as the right to earn 50% of the Company’s undeveloped Woodford acreage position through a two phase drilling program. The Company received $57.4 million in cash at closing, net of $2.6 million in fees incurred in relation to the transaction. The Company also recorded a long-term receivable for an additional $14 million to be received on November 30, 2011 which represents a non-cash investing activity for purposes of the Statement of Cash Flows. The Company recorded the total consideration of approximately $71 million as an adjustment to capitalized costs with no gain or loss recognized. If certain production performance metrics are achieved, the Company will receive an additional $14 million during the drilling program. Additionally, WSGP will fund a share of the future drilling costs under a drilling program.
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
Other expense during the three and nine month periods ended September 30, 2009 included approximately $0.6 million and $5.3 million, respectively, related to payments made in connection with a drilling rig contract. Because this rig was not utilized, there were no corresponding assets to record in connection with the fixed payments required, regardless of actual rig usage. Therefore, the costs were recorded as a component of other expense. This contract expired during July 2009.
Note 12 — Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of the ceiling test write-downs recognized during 2008 and 2009, the Company has incurred a cumulative three-year loss. As a result of this cumulative loss and the impact it has on the determination of the recoverability of deferred tax assets through future earnings, the Company established a valuation allowance for a portion of the deferred tax asset. The Company reduced the valuation allowance by $17.2 million during the first nine months of 2010, the impact of which is included in the Company’s effective tax rate. The valuation allowance was $7.4 million as of September 30, 2010.

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
Utilizing the cash flow generated by our higher margin Gulf Coast Basin assets, we have successfully diversified into onshore, longer life assets, including the Woodford and Fayetteville shales in Oklahoma and Arkansas and the Southeast Carthage field in Texas. Beginning in 2003, with our acquisition of the Southeast Carthage Field, through 2009, we have invested approximately $650 million into growing our longer life assets. During the six year period ended December 31, 2009, we have more than doubled our estimated proved reserves to 179 Bcfe and realized a 97% drilling success rate on 551 gross wells drilled. We have continued to focus our efforts on properties we control. At December 31, 2009, we operated approximately 75% of our total estimated proved reserves and managed the drilling and completion activities on an additional 15% of such reserves. We have grown our production to 86.4 MMcfe per day for the quarter ended September 30, 2010. At September 30, 2010, 85% of our estimated proved reserves and 54% of our third quarter 2010 production were derived from our longer life assets.
During late 2008, in response to declining commodity prices and the global financial crisis, we shifted our focus from increasing production and reserves to building liquidity and strengthening our balance sheet. As a result of our significant operational control over our drilling prospects, we were able to reduce our capital expenditures, including capitalized interest and overhead, by 83% from $357.8 million in 2008 to $59.1 million in 2009. In addition, we reduced our lease operating expenses, production taxes and general and administrative costs, by a combined 23% from 2008 to 2009. Finally, in June 2009 we completed a public offering of 11.5 million shares of our common stock, receiving net proceeds of approximately $38 million. As a result of these and other liquidity building efforts, we have repaid $130 million of borrowings outstanding under our bank credit facility since August 2009. As of September 30, 2010, we had no borrowings outstanding under this facility.
Having achieved our 2009 goals of building liquidity and strengthening our balance sheet, in 2010 we have refocused on the key elements of our business strategy with the goal of growing our reserves and production in a fiscally prudent manner. To that end, in May 2010, we entered into a joint development agreement with WSGP Gas Producing LLC (WSGP), a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired 50% of our Woodford proved undeveloped reserves as well as the right to earn 50% of our undeveloped Woodford acreage position through a two phase drilling program. We received $57.4 million in cash at closing, net of $2.6 million in transaction fees, and will receive an additional $14 million on November 30, 2011. If certain production performance metrics are achieved we will receive an additional $14 million in the future, which we estimate could occur during 2011. Additionally, WSGP will fund a share of our future drilling costs under a drilling program. The additional capital provided by this agreement will allow us to accelerate the pace of our development of the Woodford Shale and pursue opportunities in other basins.
During August 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. The net proceeds of the offering, together with cash on hand, were used to fund the tender offer and consent solicitation and redemption of the Company’s 10 3/8% Senior Notes due 2012. In connection with the retirement of the 10 3/8% Senior Notes in August 2010, the maturity date of our bank credit facility was automatically extended to October 2, 2013.

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
On December 29, 2008, the SEC issued a revision to Staff Accounting Bulletin 113 (“SAB 113”) which established guidelines related to modernizing accounting and disclosure requirements for oil and natural gas companies. The revised disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The revised rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The revised disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. A significant change to the rules involves the pricing at which reserves are measured. The revised rules utilize a 12-month average price using beginning of the month pricing during the 12-month period prior to the ending date of the balance sheet to report oil and natural gas reserves rather than period-end prices. In addition, the 12-month average will also be used to measure ceiling test impairments and to compute depreciation, depletion and amortization. The revised rules were effective as of December 31, 2009 with first reporting for calendar year companies in their 2009 annual reports.
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
The Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE, formerly known as the MMS) regulates the guidelines for decommissioning abandoned well bores, platforms and pipelines and clearing sites. On September 15, 2010, the BOEMRE issued a Notice to Lessees (NTL) No. 2010-G05, referred to as “Idle Iron”. Among other things, this NTL mandates that companies have five years to completely decommission the well bore and all structures once the well or structure is no longer in use. We do not expect this NTL to materially affect the timing or cost estimates related to our future abandonment plans.
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
Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At September 30, 2010, our derivative instruments were considered effective cash flow hedges.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Production:
Oil (Bbls)	190,070	137,077	488,996	450,676
Gas (Mcf)	6,809,122	7,169,167	20,075,695	23,944,666
Total Production (Mcfe)	7,949,542	7,991,629	23,009,671	26,648,722

Sales:
Total oil sales	$14,552,796	$10,324,647	$37,840,190	$29,028,227
Total gas sales	31,676,498	39,857,782	97,791,025	135,764,007

Total oil and gas sales	$46,229,294	$50,182,429	$135,631,215	$164,792,234

Average sales prices:
Oil (per Bbl)	$76.57	$75.32	$77.38	$64.41
Gas (per Mcf)	4.65	5.56	4.87	5.67
Per Mcfe	5.82	6.28	5.89	6.18
The above sales and average sales prices include additions related to the settlement of gas hedges of $4,550,000 and $20,996,000 and the settlement of oil hedges of zero and $1,167,000 for the three months ended September 30, 2010 and 2009, respectively. The above sales and average sales prices include additions related to the settlement of gas hedges of $10,837,000 and $57,415,000 and the settlement of oil hedges of zero and $4,682,000 for the nine months ended September 30, 2010 and 2009, respectively.
Net income available to common stockholders totaled $4,939,000 and $4,453,000 for the quarters ended September 30, 2010 and 2009, respectively, while net income (loss) available to common stockholders for the nine-month periods ended September 30, 2010 and 2009 totaled $39,904,000 and ($54,758,000), respectively. The primary fluctuations were as follows:
Production Oil and gas production decreased 14% in the first nine months of 2010, as compared to the 2009 period, as a result of reduced capital spending during 2009. In addition, during the second quarter of 2010, we experienced unanticipated shut-ins at our Ship Shoal 72 and Main Pass 74 fields due to facility maintenance and third party pipeline repairs. Production at both fields has been fully restored. We expect total 2010 production to be slightly lower than volumes produced during 2009. Because of our increased drilling program and drilling success in 2010, we expect 2011 production volumes to increase from 2010 amounts.
Gas production during the three and nine month periods ended September 30, 2010 decreased 5% and 16%, respectively, from the comparable periods in 2009. The decreases in gas production were primarily the result of reduced capital spending during 2009 and normal production declines in Oklahoma, where initial production rates are higher than the sustained rates over the life of the wells. The unanticipated shut-ins at Ship Shoal Block 72 and Main Pass Block 74 also contributed to the production decrease in the nine months ended September 30, 2010.
Oil production during the three and nine month periods ended September 30, 2010 increased 39% and 9% from the 2009 periods due to the restoration of production at our Ship Shoal 225 field after repairs and a recompletion following Hurricanes Katrina and Rita. In addition, our oil production rates have increased from the drilling success of our Lynlakes prospect in June 2010 and recompletions at our Ship Shoal 72 field.
Prices Including the effects of our hedges, average gas prices per Mcf for the three and nine month periods ended September 30, 2010 were $4.65 and $4.87, respectively, as compared to $5.56 and $5.67 for the respective 2009 periods. Average oil prices per Bbl for the three and nine months ended September 30, 2010 were $76.57 and $77.38, respectively, as compared to $75.32 and $64.41, respectively, for the 2009 periods. Stated on an Mcfe basis, unit prices received during the quarter and nine months ended September 30, 2010 were 7% and 5% lower than the prices received during the comparable 2009 periods.

Revenue Including the effects of hedges, oil and gas sales during the quarter and nine months ended September 30, 2010 decreased 8% and 18% to $46,229,000 and $135,631,000, respectively, as compared to oil and gas sales of $50,182,000 and $164,792,000 during the 2009 periods. The decreased revenue during 2010 was primarily the result of lower production and a decrease in hedge settlements realized during the first nine months of 2010 as compared to 2009. As a result of the impact of the settlements of our higher valued hedge positions on 2009 oil and gas sales as compared to the expected impact of our 2010 hedge positions, we expect oil and gas revenue to decline during the fourth quarter of 2010 as compared to 2009.
Expenses Lease operating expenses for the three month period ended September 30, 2010 increased to $9,742,000 as compared to $9,665,000 during the 2009 period primarily as a result of unanticipated maintenance costs. Per unit lease operating expenses totaled $1.23 per Mcfe during the three month period ended September 30, 2010 as compared to $1.21 per Mcfe during the 2009 period. Lease operating expenses for the nine month period ended September 30, 2010 decreased to $28,457,000 as compared to $29,171,000 during the 2009 period. Per unit lease operating expenses totaled $1.24 per Mcfe during the nine month period ended September 30, 2010 as compared to $1.09 per Mcfe during the 2009 period. Per unit lease operating expenses increased and absolute lease operating expenses decreased during the first nine months of 2010 as compared to the 2009 period primarily due to the overall reduction in produced volumes. Lower insurance costs also contributed to the decrease in absolute lease operating expenses for the nine months ended September 30, 2010. We expect that lease operating expenses in the fourth quarter of 2010 will be lower than third quarter 2010 due to reduced maintenance costs. Lease operating expenses in 2011 are expected to generally approximate lease operating expenses in 2010.
Production tax refunds received during the third quarters of 2010 and 2009 resulted in significantly lower production taxes during the quarters ended September 30, 2010 and 2009, totaling $361,000 and $176,000, respectively. Production taxes for the nine months ended September 30, 2010 and 2009 totaled $3,308,000 and $3,196,000, respectively.
General and administrative expenses during the quarter and nine months ended September 30, 2010 totaled $5,581,000 and $15,906,000, respectively, as compared to expenses of $4,142,000 and $13,164,000 during the 2009 periods. Included in general and administrative expenses was share-based compensation expense related to ASC Topic 718, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options:
Incentive Stock Options	$256	$151	$688	$591
Non-Qualified Stock Options	816	343	1,890	1,460
Restricted stock	1,039	715	3,285	2,683

Share based compensation	$2,111	$1,209	$5,863	$4,734

Approximately $455,000 of share based compensation in the third quarter of 2010 was the result of the voluntary early cancellation of certain stock options and accelerated recognition of associated compensation expense. We capitalized $2,621,000 and $9,147,000 of general and administrative costs during the three and nine month periods ended September 30, 2010 and $1,916,000 and $6,143,000 of such costs during the comparable 2009 periods. We expect that 2010 general and administrative expenses will be higher than 2009 expenses due to increased employee related costs, including increased staffing due to the Woodford Shale joint development agreement.
The price of natural gas used in computing our estimated proved reserves at March 31, 2009 had a negative impact on our estimated proved reserves from certain of our longer-life properties and reduced the estimated future net cash flows from our estimated proved reserves. As a result, we recorded a non-cash ceiling test write-down of our oil and gas properties during the first quarter of 2009 totaling $103,582,000. No such write-down was recorded during the first nine months of 2010.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three and nine months ended September 30, 2010 totaled $14,429,000, or $1.82 per Mcfe, and $42,648,000, or $1.85 per Mcfe, respectively, as compared to $17,643,000, or $2.21 per Mcfe, and $67,268,000, or $2.52 per Mcfe, during the comparable 2009 periods. The declines in our DD&A per Mcfe were primarily the result of the ceiling test write-downs of a substantial portion of our proved oil and gas properties during 2009 as a result of lower commodity prices, the impact of the Woodford Shale joint development agreement, as well as reserve additions during 2010 from our Woodford operations. We expect DD&A per Mcfe for the fourth quarter of 2010 to generally approximate the third quarter of 2010 rate.

Interest expense, net of amounts capitalized on unevaluated properties, totaled $3,147,000 and $7,336,000 during the quarter and nine months ended September 30, 2010 as compared to $3,531,000 and $10,095,000 during the 2009 periods. We capitalized $1,562,000 and $6,285,000 of interest during three and nine month periods of 2010 and $2,113,000 and $6,350,000 during the 2009 periods. We have reduced the outstanding borrowings under our bank credit facility from $100 million at September 30, 2009 to zero at September 30, 2010. We also retired our 10 3/8% Senior Notes due 2012 during August 2010 in connection with the issuance of our 10% Senior Notes due 2017, which will result in a further decrease in our interest expense for the remainder of 2010.
As a result of the early retirement of our 10 3/8% Senior Notes, we incurred a loss during the third quarter of 2010 totaling $5,973,000. Approximately $1,785,000 of the loss related to non-cash amortization of deferred financing costs and discount associated with the 10 3/8% Senior Notes.
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
Other expense during the third quarter and nine months of 2009 included $634,000 and $5,280,000, respectively, related to payments made in connection with a drilling rig contract. Because we elected to idle this drilling rig, there were no corresponding assets to record in connection with the fixed payments required under this contract, regardless of actual rig usage. As a result, the costs were recorded as a component of other expense. This contract expired during July 2009.
Income tax expense (benefit) during the quarter and nine months ended September 30, 2010 totaled $299,000 and ($1,081,000), respectively, as compared to $7,876,000 and ($18,772,000) during the comparable 2009 periods. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs recognized during 2008 and 2009, we have incurred a cumulative three-year loss. As a result of this cumulative loss and the impact it has on the determination of the recoverability of deferred tax assets through future earnings, we established a valuation allowance for a portion of the deferred tax asset. We reduced the valuation allowance by $17,213,000 during the first nine months of 2010, the impact of which is included in our effective tax rate. The valuation allowance was $7,400,000 as of September 30, 2010. Our effective tax rate in future periods will be impacted by future adjustments to the valuation allowance.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, private and public offerings of equity and debt securities, joint development agreements and sales of assets. At September 30, 2010, we had a working capital surplus of $62.3 million compared to a surplus of $24.7 million at December 31, 2009. The increase was primarily due to the cash received from the Woodford Shale joint development agreement and the settlement of the lawsuit discussed above.
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
Source of Capital: Operations
Net cash flow from operations increased from $86,639,000 during the nine months ended September 30, 2009 to $96,194,000 during the 2010 period. The increase in operating cash flow during 2010 was primarily attributable to the timing of payments made in 2009 to reduce our accounts payable to vendors and the cash received during the first quarter of 2010 in connection with a legal settlement. Partially offsetting these increases was an increase to our joint interest billing receivables, which is a result of the increase in drilling activity.

Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due September 1, 2017 (the “Notes”) in a public offering. The net proceeds of the offering, together with cash on hand, were used to fund our tender offer and consent solicitation and redemption of our 10 3/8% Senior Notes due 2012. In total, we incurred a loss of $5,973,000 relating to the early retirement of the 10 3/8% Senior Notes. Approximately $1.8 million of the loss related to non-cash amortization of deferred financing costs and discount associated with the 10 3/8% Senior Notes.
At September 30, 2010, the estimated fair value of the Notes was $150.8 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At September 30, 2010, $1.8 million had been accrued in connection with the March 1, 2011 interest payment and we were in compliance with all of the covenants contained in the Notes.
We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. In connection with the retirement of the 10 3/8% Senior Notes in August 2010, the maturity date was automatically extended to October 2, 2013. As of September 30, 2010 we had no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement and availability of $100 million.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. The borrowing base, which was based upon the valuation of the reserves attributable to our oil and gas properties, is $100 million effective September 29, 2010. The next borrowing base redetermination is scheduled to occur by March 31, 2011. We or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
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
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of September 30, 2010, we were in compliance with all of the covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
On June 30, 2009, we received net proceeds of approximately $38 million through the public offering of 11.5 million shares of our common stock, which included the issuance of 1.5 million shares pursuant to the underwriters’ over-allotment option.

During October 2010, a new shelf registration statement was declared effective and allows us to publicly offer and sell up to $250 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
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
Use of Capital: Exploration and Development
Our 2010 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $105 million and $110 million, of which approximately $80 million was spent to develop oil and gas properties during the first nine months of 2010. This represents a significant increase from the capital spending in 2009. Because we operate the majority of our proved reserves, we expect to be able to control the timing of a substantial portion of our capital investments. As a result of this flexibility, we plan to actively manage our 2010 capital budget to stay within our projected cash flow from operations, based upon our expectations of commodity prices, production rates and capital costs.
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
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the fourth quarter of 2010, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $2.5 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the quarter and nine month periods ended September 30, 2010 we received from the counterparties to our derivative instruments $4,550,000 and $10,837,000, respectively, in connection with net hedge settlements.
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
As of September 30, 2010, we had entered into the following gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
October-December 2010	Costless Collar	40,000 Mmbtu	$5.62 – 6.27
At September 30, 2010, we recognized a net asset of approximately $6.2 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of September 30, 2010, we would realize a $3.9 million gain, net of taxes, as an increase to gas sales during the fourth quarter of 2010. These gains are expected to be reclassified based on the schedule of gas volumes stipulated in the derivative contracts.
During October 2010, we entered into the following oil hedge contract accounted for as a cash flow hedge:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Crude Oil:
2011	Costless Collar	250 Bbls	$80.00 – 90.10
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
Changes in the regulation of offshore oil and gas exploration in the U.S. Gulf of Mexico as a result of the April 2010 oil spill in the Gulf of Mexico could adversely affect our business.
On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, resulting in a massive oil spill in the Gulf of Mexico. In response to this incident, the Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement, or the BOEM) of the U.S. Department of the Interior issued a notice on May 30, 2010 implementing a six-month moratorium on certain drilling activities in the U.S. Gulf of Mexico. On July 12, 2010, the BOEM issued a revised moratorium that applied to deep-water drilling operations that used subsea blowout preventers or surface blowout preventers on floating facilities. This revised moratorium was lifted on October 12, 2010 after the adoption on September 30, 2010 of new regulations relating to the design of wells, the testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other safety matters. Although it is difficult to predict the ultimate impact of these new regulations, such regulations and any further new guidelines, regulations, legislation or other steps that the U.S. government or any other governments may implement with respect to offshore oil and gas exploration in the U.S. Gulf of Mexico could disrupt or delay our operations, increase the cost of our operations, reduce the area of our operations for drilling rigs, impose increased liability on our operations or otherwise adversely affect our operations in the U.S. Gulf of Mexico.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2010.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares that
			Part of Publicly	May be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plans or
	Shares Purchased (1)	Paid Per Share	or Program	Programs
July 1 – July 31, 2010	1,904	$6.64	—	—
August 1 – August 31, 2010	3,426	6.19	—	—
September 1 – September 30, 2010	—	—	—	—

Total	5,330	$6.35	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.
Item 3. DEFAULTS UPON SENIOR SECURITIES
NONE.
Item 4. (REMOVED AND RESERVED)
Item 5. OTHER INFORMATION
NONE.
Item 6. EXHIBITS

Exhibit 4.1
First Supplemental Indenture, dated August 19, 2010, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2010).

Exhibit 4.2
Indenture, dated August 19, 2010, between PetroQuest Energy, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2010).

Exhibit 4.3
First Supplemental Indenture, dated August 19, 2010, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2010).

Exhibit 10.1
Third Amendment to Credit Agreement dated as of August 5, 2010, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Credit Agricole Corporate and Investment Bank, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2010).

Exhibit 10.2
Form of Surrender and Cancellation Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2010).

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

PETROQUEST ENERGY, INC.
Date: November 4, 2010	/s/ J. Bond Clement
J. Bond Clement
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)