Form 10-K
period 2010-12-31
PETROQUEST ENERGY INC
filed 2011-02-28
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $291,000,000 as of June 30, 2010 (for purposes of this disclosure, the registrant assumed its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock were affiliates).
As of February 21, 2011, the registrant had outstanding 63,210,082 shares of Common Stock, par value $.001 per share.
Document incorporated by reference: portions of the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held on May 12, 2011, which are incorporated by reference into Part III of this Form 10-K.

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
Among those risks, trends and uncertainties are:
•	the volatility of oil and natural gas prices and depressed natural gas prices since the middle of 2008;
•	our indebtedness and the significant amount of cash required to service our indebtedness;
•	the recent financial crisis and continuing uncertain economic conditions in the United States and globally;
•	ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices;
•	our ability to obtain adequate financing when the need arises to execute our long-term strategy and to fund our planned capital expenditures;
•	limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by restrictive debt covenants;
•	our ability to find, develop, produce and acquire additional oil and natural gas reserves that are economically recoverable;
•	approximately half of our production being exposed to the additional risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise;
•	losses and liabilities from uninsured or underinsured drilling and operating activities;
•	our ability to market our oil and natural gas production;
•
changes in laws and governmental regulations, increases in insurance costs or decreases in insurance availability, and delays in our offshore exploration and drilling activities that may result from the April 22, 2010 sinking of the Deepwater Horizon and subsequent oil spill in the Gulf of Mexico;

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
As used in this Form 10-K, the words “we,” “our,” “us,” “PetroQuest” and the “Company” refer to PetroQuest Energy, Inc., its predecessors and subsidiaries, except as otherwise specified. We have provided definitions for some of the oil and natural gas industry terms used in this Form 10-K in “Glossary of Certain Oil and Natural Gas Terms” beginning on page 48.
PART I
ITEMS 1 AND 2. BUSINESS AND PROPERTIES
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with operations in Oklahoma, Texas, Gulf Coast Basin, Arkansas and Wyoming. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations in 1985 through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins.
We have successfully diversified into onshore, longer life basins in Oklahoma, Arkansas, Wyoming and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in Texas through 2010, we have invested approximately $733 million into growing our longer life assets. During the seven year period ended December 31, 2010, we have realized a 94% drilling success rate on 653 gross wells drilled. Comparing 2010 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 220% and estimated proved reserves by 131%. At December 31, 2010, 87% of our estimated proved reserves and 54% of our 2010 production were derived from our longer life assets.
During late 2008, in response to declining commodity prices and the global financial crisis, we shifted our focus from increasing reserves and production to building liquidity and strengthening our balance sheet. Because of our significant operational control, we were able to reduce our capital expenditures from $358 million in 2008 to $59 million in 2009 thus allowing us to utilize our cash flow from operations, combined with proceeds from an equity offering, to repay $130 million of bank debt since the end of 2008. While we achieved our goal of strengthening the financial position of the Company, because of the reduced capital investments during 2009, our production declined by 9% during 2010.

During 2010 we refocused on the key elements of our business strategy with the goal of growing reserves and production in a fiscally prudent manner. To that end, in May 2010, we entered into a joint development agreement with WSGP Gas Producing LLC (WSGP), a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of our Woodford proved undeveloped reserves as well as the right to earn 50% of our undeveloped Woodford acreage position through a two phase drilling program. We received approximately $57 million in cash at closing, net of $2.6 million in transaction fees, and will receive an additional $14 million on November 30, 2011. If certain production performance metrics are achieved, we will receive an additional $14 million, which we estimate could occur during 2011. Additionally, WSGP will fund a share of our future drilling costs under a long-term drilling program. The additional capital provided by this agreement allows us to accelerate the pace of our development of the Woodford Shale and pursue opportunities in other basins.
Business Strategy
Maintain Our Financial Flexibility. Because we operate approximately 70% of our total estimated proved reserves and manage the drilling and completion activities on an additional 11% of such reserves, we expect to be able to control the timing of a substantial portion of our capital investments. Our 2011 capital expenditures, which include capitalized interest and overhead, are expected to range between $110 million and $120 million. In order to maintain our financial flexibility, we plan to fund our 2011 capital expenditures budget with cash flow from operations and $14 million in additional proceeds to be received in 2011 under the Woodford joint development agreement. We expect to be able to actively manage our 2011 capital budget in the event commodity prices or the health of the global financial markets do not match our expectations. During 2011, we also plan to also maintain a commodity hedging program and, as we did during prior years, we may opportunistically dispose of non-core or mature assets to provide capital for higher potential exploration and development properties that fit our long-term growth strategy.
Pursue Balanced Growth and Portfolio Mix. We plan to pursue a risk-balanced approach to the growth and stability of our reserves, production, cash flows and earnings. Our goal is to strike a balance between lower risk development activities and higher risk and higher impact exploration activities. We plan to allocate our 2011 capital investments in a manner that continues to geographically and operationally diversify our asset base. Through our portfolio diversification efforts, at December 31, 2010, approximately 87% of our estimated proved reserves were located in longer life and lower risk basins in Oklahoma, Arkansas, Texas and Wyoming and 13% were located in the shorter life, but higher flow rate reservoirs in the Gulf Coast Basin. This compares to 77% and 68% of our estimated proved reserves located in longer life basins at December 31, 2009 and 2008, respectively. In terms of production diversification, during 2010, 54% of our production was derived from longer life basins versus 53% and 47% in 2009 and 2008, respectively. In order to further balance our production profile, we grew oil production by 11% in 2010 and plan to increase oil production in 2011 by 10%.
Target Underexploited Properties with Substantial Opportunity for Upside. We plan to maintain a rigorous prospect selection process that enables us to leverage our operating and technical experience in our core operating areas. We intend to primarily target properties that provide us with exposure to longer life reserves and production. In evaluating these targets, we seek properties that provide sufficient acreage for future exploration and development, as well as properties that may benefit from the latest exploration, drilling, completion and operating techniques to more economically find, produce and develop oil and gas reserves. During 2010, we established positions targeting the Niobrara Shale in Wyoming and the Eagle Ford Shale in Texas.
Concentrate in Core Operating Areas and Build Scale. We plan to continue focusing on our operations in Oklahoma, Wyoming, Texas and the Gulf Coast Basin. Operating in concentrated areas helps us better control our overhead by enabling us to manage a greater amount of acreage with fewer employees and minimize incremental costs of increased drilling and production. We have substantial geological and reservoir data, operating experience and partner relationships in the majority of these regions. We believe that these factors, coupled with the existing infrastructure and favorable geologic conditions with multiple known oil and gas producing reservoirs in these regions, will provide us with attractive investment opportunities.
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

2010 Financial and Operational Summary
During 2010, we invested $84.2 million in exploratory, development and acquisition activities, which is net of approximately $36 million in consideration received from the sale of unevaluated leasehold in conjunction with the Woodford joint development agreement. We drilled 85 gross exploratory wells and 17 gross development wells realizing an overall success rate of 97%. These activities were financed through our cash flow from operations. During 2010, our production decreased 9% to 31 Bcfe as a result of the reduced capital expenditures during 2009. Our proved reserves increased 8% from 2009 as discussed in greater detail below.
In August 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. The net proceeds of the offering, together with cash on hand, were used to fund the tender offer and consent solicitation and redemption of our 10 3/8% Senior Notes due 2012. We incurred a loss totaling $6 million relating to the early retirement of the 10 3/8% Senior Notes. Approximately $1.8 million of the loss related to non-cash amortization of deferred financing costs and discount associated with the 10 3/8% Senior Notes.
Oil and Gas Reserves
In 2009, the SEC issued a revision to Staff Accounting Bulletin 113 (“SAB 113”) which changed the guidelines for estimating proved reserves effective for reserve estimates beginning December 31, 2009. The principal revisions include: the price used in determining quantities of oil and gas reserves; elimination of post-quarter-end prices to evaluate limitations of capitalized costs under the full cost method of accounting; a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking; and removal of the exclusion of unconventional oil and gas extraction methods as oil and gas producing activities. Our reserves were primarily affected by the change in pricing methodology, which is now calculated by the unweighted arithmetic average of the first-day-of-the-month market price for oil and gas during the 12-month period prior to the ending date of the balance sheet.
Our estimated proved reserves under the revised SEC guidelines at December 31, 2010 increased 8% from 2009 totaling 1,623 MBbls of oil, 8,373 MMcfe of natural gas liquids (Ngls) and 174,566 MMcf of natural gas, with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on average prices during 2010 (“PV-10”) of $256 million. At December 31, 2010, our standardized measure of discounted cash flows, which includes the estimated impact of future income taxes, totaled $236.4 million. Our standardized measure of discounted cash flows at December 31, 2010 was 36% higher than 2009 as we utilized prices of $79.72 per barrel of oil, $7.00 per Mcfe of Ngls and $3.56 per Mcf of natural gas (adjusted for field differentials), compared to $60.57 per barrel of oil, $4.89 per Mcfe of Ngls and $2.84 per Mcf of natural gas (adjusted for field differentials) at December 31, 2009. See the reconciliation of PV-10 to the standardized measure of discounted cash flows below.
Ryder Scott Company, L.P., a nationally recognized independent petroleum engineering firm, prepared the estimates of our proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31, 2010. Our internal reservoir engineering staff is managed by an individual with 29 years of industry experience as a reservoir and production engineer, including eight years as a reservoir engineering manager with PetroQuest. This individual is responsible for overseeing the estimates prepared by Ryder Scott.
The following table sets forth certain information about our estimated proved reserves as of December 31, 2010.

			Natural Gas
	Oil (MBbls)	NGL (Mmcfe)	(Mmcf)	Total Mmcfe*

Proved Developed	1,474	6,078	110,599	125,521

Proved Undeveloped	149	2,295	63,967	67,156

Total Proved	1,623	8,373	174,566	192,677

*	Oil conversion to Mcfe at one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas

As of December 31, 2010, our proved undeveloped reserves (“PUDs”) totaled 67.2 Bcfe, a 1% decrease from our PUD balance at December 31, 2009. During 2010, we spent $2.3 million converting 2.4 Bcfe of PUDs at December 31, 2009 to proved developed at December 31, 2010. In addition, during 2010 we sold approximately 29 Bcfe of Woodford shale PUDs to WSGP. Offsetting these decreases to PUDs were our positive drilling results and performance revisions related to our Oklahoma and Arkansas assets and an increase totaling approximately 11.1 Bcfe as a result of higher pricing. Following is an analysis of the change in our PUDs as of December 31, 2010:

Mmcfe

PUD Balance at December 31, 2009	67,867

PUDs converted to proved developed	(2,423)

PUDs added from revisions or extensions and discoveries	25,814

PUDs sold	(28,761)

PUDs removed for 5 year rule	(6,444)

PUDs added due to pricing	11,103

PUD Balance at December 31, 2010	67,156

Approximately 70% of our total PUDs at December 31, 2010 were associated with the future development of our Oklahoma properties. We expect all of our PUDs at December 31, 2010 to be developed over the next five years. At December 31, 2010, we had no PUDs that had been booked for longer than five years. Estimated future costs related to the development of PUDs are expected to total $47 million in 2011, $58 million in 2012 and $5 million in 2013.
The estimated cash flows from our proved reserves at December 31, 2010 were as follows:

		Proved
	Proved Developed	Undeveloped	Total Proved
	(M$)	(M$)	(M$)

Estimated pre-tax future net cash flows (1)	$360,040	$82,465	$442,505

Discounted pre-tax future net cash flows (PV-10) (1)	$239,332	$16,319	$255,651

Total standardized measure of discounted future net cash flows			$236,375

(1)
Estimated pre-tax future net cash flows and discounted pre-tax future net cash flows (PV-10) are non-GAAP measures because they exclude income tax effects. Management believes these non-GAAP measures are useful to investors as they are based on prices, costs and discount factors which are consistent from company to company, while the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. As a result, the Company believes that investors can use these non-GAAP measures as a basis for comparison of the relative size and value of the Company’s reserves to other companies. The Company also understands that securities analysts and rating agencies use these non-GAAP measures in similar ways. The following table reconciles undiscounted and discounted future net cash flows to standardized measure of discounted cash flows as of December 31, 2010:

Total Proved
(M$)

Estimated pre-tax future net cash flows	$442,505

10% annual discount	(186,854)

Discounted pre-tax future net cash flows	255,651

Future income taxes discounted at 10%	(19,276)

Standardized measure of discounted future net cash flows	$236,375

We have not filed any reports with other federal agencies that contain an estimate of total proved net oil and gas reserves.
Core Areas
The following table sets forth estimated proved reserves and annual production from each of our core areas (in Bcfe) for the years ended December 31, 2010 and 2009.

	2010		2009
	Reserves	Production	Reserves	Production
Oklahoma	117.0	10.6	98.5	10.6
Texas	26.1	3.5	29.8	4.3
Gulf Coast Basin	25.6	14.4	40.9	16.3
Arkansas	23.6	2.5	9.8	3.0
Wyoming	0.4	—	—	—

	192.7	31.0	179.0	34.2

Oklahoma
During late 2006, we began our initial drilling program to evaluate the Woodford Shale formation on a substantial portion of our Oklahoma acreage. During 2010, we continued our evaluation of the Woodford Shale as we drilled and participated in 20 gross wells, achieving a 100% success rate. In total, we invested $15.9 million in Oklahoma during 2010 acquiring prospective Woodford Shale acreage and drilling and completing wells, which was net of approximately $36 million of consideration received from the sale of unevaluated leasehold in conjunction with our joint development agreement with WSGP. Average daily production from our Oklahoma properties during 2010 totaled 29 MMcfe per day. We experienced positive performance and pricing revisions to our proved reserves, which when combined with reserves added from our 2010 drilling program, and offset by approximately 29 Bcfe of PUDs sold to WSGP, resulted in a 19% increase in our estimated proved reserves. We have allocated approximately 34% of our 2011 capital budget to operations in Oklahoma as we expect to operate the drilling of approximately 30 gross wells.
Texas
During 2010, we invested $6.9 million in our Texas properties as we participated in two gross wells in our Carthage field, achieving a 100% success rate and acquired prospective acreage in the Eagle Ford Shale formation. Net production from our Texas assets averaged 9.5 MMcfe per day during 2010, a 19% decrease from 2009 average daily production and our estimated proved reserves declined 12% from 2009, primarily as a result of reduced capital investments during 2009 and 2010. We have allocated approximately 28% of our 2011 capital budget to drilling and completing wells in our Carthage field and the recently acquired acreage in the Eagle Ford Shale.
Gulf Coast Basin
During 2010, we drilled and/or participated in four gross wells, achieving a 50% success rate. In total, we invested $36 million in this area, including recompletions and plugging and abandonment activities. Production from this area decreased 12% from 2009 totaling 39.5 MMcfe per day in 2010. In addition, our estimated proved reserves in this area declined 37% from 2009 primarily as a result of reduced capital investments during 2009 and 2010. We have allocated approximately 25% of our 2011 capital budget to various drilling and maintenance projects in the Gulf Coast Basin.
Arkansas
During 2007, we acquired a leasehold position in Arkansas and began participating in an aggressive drilling program targeting the Fayetteville Shale. This drilling program continued during 2010 as we participated in 74 gross wells, all of which were successful. In total we invested $9.4 million in Arkansas during 2010. Production during 2010 approximated 2009 amounts while our estimated proved reserves increased by approximately 142% during 2010. The growth in proved reserves during 2010 was the result of our drilling program, positive performance and pricing revisions, as well as the settlement of a lawsuit whereby we were awarded additional interests in certain properties. We have allocated approximately 3% of our 2011 capital budget to participating in third-party operated Fayetteville Shale wells.
Wyoming
During 2010, we acquired a 25% interest in acreage targeting the Niobrara Shale in Wyoming. In total, we invested $4.1 million in our Wyoming assets participating in two gross wells, achieving a 50% success rate, and acquiring prospective acreage. We have allocated approximately 10% of our 2011 capital budget to participating in third-party operated wells in Wyoming.

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
A portion of the production that we operate in Oklahoma is committed to a firm transportation agreement. Under the terms of the agreement we must deliver 9.1 Bcf of natural gas per year through October 31, 2013. Based upon our current proved reserves and on the significant capital spending that we intend to allocate to this area, we expect that this commitment will be met.
In view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we are unable to predict future oil and natural gas prices and demand or the overall effect such prices and demand will have on the Company. During 2010, one customer accounted for 19%, two accounted for 17% each and one accounted for 10% of our oil and natural gas revenue. During 2009, two customers accounted for 17% each, one accounted for 13% and one accounted for 12% of our oil and natural gas revenue. During 2008, one customer accounted for 23%, three accounted for 11% each and one accounted for 10% of our oil and natural gas revenue. These percentages do not consider the effects of commodity hedges. We do not believe that the loss of any of our oil or natural gas purchasers would have a material adverse effect on our operations due to the availability of other purchasers.

Production, Pricing and Production Cost Data
The following table sets forth our production, pricing and production cost data during the periods indicated. Only one core area, Oklahoma, which includes primarily Woodford Shale reserves, represented greater than 15% of our total estimated proved reserves.

	Year Ended December 31,
	2010	2009	2008
Production:
Oil (Bbls):
Oklahoma	71	502	330
Other	663,231	599,622	680,241

Total Oil (Bbls)	663,302	600,124	680,571

Gas (Mcf):
Oklahoma	10,577,414	10,579,524	9,174,993
Other	13,924,126	17,485,746	17,856,808

Total Gas (Mcf)	24,501,540	28,065,270	27,031,801

NGL (Mcfe):
Oklahoma	683	450	342
Other	2,469,188	2,532,372	2,676,061

Total NGL (Mcfe)	2,469,871	2,532,822	2,676,403

Total Production (Mcfe):
Oklahoma	10,578,523	10,582,986	9,177,315
Other	20,372,700	23,615,850	24,614,315

Total Production (Mcfe)	30,951,223	34,198,836	33,791,630

Average sales prices (1):
Oil (per Bbl):
Oklahoma	$69.62	$52.13	$85.33
Other	$79.48	$59.31	$100.62
Total Oil (per Bbl)	$79.47	$59.31	$100.61
Gas (per Mcf)
Oklahoma	$2.80	$2.27	$6.33
Other	$4.31	$3.74	$9.20
Total Gas (per Mcf)	$3.66	$3.19	$8.22
NGL (per Mcfe)
Oklahoma	$3.79	$4.10	$9.67
Other	$7.78	$5.38	$9.76
Total NGL (per Mcfe)	$7.78	$5.38	$9.76
Total Per Mcfe:
Oklahoma	$2.80	$2.27	$6.33
Other	$6.47	$4.86	$10.51
Total Per Mcfe	$5.22	$4.06	$9.38

Average Production Cost per Mcfe (2):
Oklahoma	$0.71	$0.53	$0.74
Other	$1.55	$1.39	$1.54
Total Average Production Cost per Mcfe	$1.26	$1.13	$1.32

(1)	Does not include the effect of hedges.

(2)	Production costs do not include production taxes.

Oil and Gas Drilling Activity
The following table sets forth the wells drilled and completed by us during the periods indicated. All wells were drilled in the continental United States.

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Exploration:
Productive	82	9.55	64	5.84	103	27.64
Non-productive	3	0.76	2	0.48	6	1.63

Total	85	10.31	66	6.32	109	29.27

Development:
Productive	17	1.50	16	1.70	41	10.77
Non-productive	—	—	—	—	—	—

Total	17	1.50	16	1.70	41	10.77

In 2010, 19 gross (7.32 net) exploratory and 1 gross (.81 net) development wells were drilled targeting the Woodford Shale. In 2009, 13 gross (2.56 net) exploratory and 2 gross (.93 net) development wells were drilled in the Woodford Shale. In 2008 we drilled 21 gross (10.85 net) exploratory and 7 gross (4.27 net) development Woodford Shale wells. All of these wells were productive.
We owned working interests in 19 gross (11 net) producing oil wells and 1004 gross (289 net) producing gas wells at December 31, 2010. Of the 1,023 gross productive wells at December 31, 2010, 7 had dual completions. At December 31, 2010, we had 37 gross (8 net) wells in progress primarily in Arkansas and Oklahoma.
Leasehold Acreage
The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2010:

	Leasehold Acreage
	Developed		Undeveloped
	Gross	Net	Gross	Net
Alabama	—	—	2,647	1,249
Arkansas	23,670	6,775	31,479	9,358
Louisiana	8,589	2,944	8,848	3,010
Mississippi	1,628	1,178	—	—
Oklahoma	77,242	33,439	39,143	29,294
Texas	42,422	21,981	16,020	10,156
Wyoming	640	160	14,682	3,671
Federal Waters	41,614	16,393	23,560	14,039

Total	195,805	82,870	136,379	70,777

Leases covering 23% of our net undeveloped acreage are scheduled to expire in 2011, 5% in 2012, 6% in 2013 and 66% thereafter. Of the acreage subject to leases scheduled to expire during 2011, 27% relates to undeveloped acreage in Texas and Alabama where we do not anticipate any further drilling. We expect to hold the majority of the remaining acreage scheduled to expire in 2011 through drilling.

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
The Outer Continental Shelf Lands Act (the “OCSLA”) requires that all pipelines operating on or across the shelf provide open-access, non-discriminatory service. There are currently no regulations implemented by the FERC under its OCSLA authority on gatherers and other entities outside the reach of its NGA jurisdiction. Therefore, we do not believe that any FERC or Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEM”) action taken under OCSLA will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers with which we compete.
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

On August 8, 2005, the Energy Policy Act of 2005 (the “2005 EPA”) was signed into law. This comprehensive act contains many provisions that will encourage oil and gas exploration and development in the U.S. The 2005 EPA directs the FERC, BOEM and other federal agencies to issue regulations that will further the goals set out in the 2005 EPA. The 2005 EPA amends the NGA to make it unlawful for “any entity”, including otherwise non-jurisdictional producers such as us, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. On January 20, 2006, the FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of the FERC’s enforcement authority. We do not anticipate we will be affected any differently than other producers of natural gas.
In 2007, the FERC issued a final rule on annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order 704”). Under Order 704, wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors and natural gas marketers are now required to report, on May 1 of each year, beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. The monitoring and reporting required by these rules have increased our administrative costs. We do not anticipate that we will be affected any differently than other producers of natural gas.
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
Federal Leases. We maintain operations located on federal oil and gas leases, which are administered by the BOEM pursuant to the OCSLA. These leases are issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed BOEM regulations and orders that are subject to interpretation and change by the BOEM.
For offshore operations, lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the United States Environmental Protection Agency (“USEPA”), lessees must obtain a permit from the BOEM prior to the commencement of drilling. The BOEM has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. The BOEM also has regulations restricting the flaring or venting of natural gas, and prohibiting the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the BOEM has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities.

To cover the various obligations of lessees on the Outer Continental Shelf, the BOEM generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or assurances can be substantial, and there is no assurance that they can be obtained in all cases. We are currently exempt from the supplemental bonding requirements of the BOEM. Under some circumstances, the BOEM may require operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition, cash flows and results of operations.
With the reorganization of the Minerals Management Service (the “MMS”), the Office of Natural Resources Revenue (“ONRR”) within the Office of the Assistant Secretary for Policy, Management and Budget (“PMB”), has replaced the MMS as the governing authority administering the collection of royalties under the terms of the OCSLA and the oil and gas leases issued under the OCSLA. The amount of royalties due is based upon the terms of the oil and gas leases as well as of the regulations promulgated by the BOEM. The BOEM regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases provide that the ONRR will collect royalties based upon the market value of oil produced from federal leases. The 2005 EPA formalized the royalty in-kind program of the MMS, providing that the MMS may take royalties in-kind. Secretary of the Interior Ken Salazar announced on September 16, 2009 that BOEM would begin terminating the royalty in-kind program in an orderly transition to a more transparent and accountable royalty collection program. The BOEM subsequently announced that it was closing out the royalty in-kind program as of September 30, 2010. These regulations are amended from time to time, and the amendments can affect the amount of royalties that we are obligated to pay to the ONRR. However, we do not believe that these regulations or any future amendments will affect us in a way that materially differs from the way it affects other oil and gas producers, gatherers and marketers.
Federal, State or American Indian Leases. In the event we conduct operations on federal, state or American Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management (“BLM”) or BOEM or other appropriate federal or state agencies.
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
Naturally Occurring Radioactive Materials (“NORM”) are radioactive materials which precipitate on production equipment during oil and natural gas extraction or processing. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM-contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards.
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

Under CERCLA, the term “hazardous substance” does not include “petroleum, including crude oil or any fraction thereof,” unless specifically listed or designated and the term does not include natural gas, Ngls, liquefied natural gas, or synthetic gas usable for fuel. While this “petroleum exclusion” lessens the significance of CERCLA to our operations, we may generate waste that may fall within CERCLA’s definition of a “hazardous substance” in the course of our ordinary operations. We also currently own or lease properties that for many years have been used for the exploration and production of oil and natural gas. Although we and, to our knowledge, our predecessors have used operating and disposal practices that were standard in the industry at the time, “hazardous substances” may have been disposed or released on, under or from the properties owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. At this time, we do not believe that we have any liability associated with any Superfund site, and we have not been notified of any claim, liability or damages under CERCLA.
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
The OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities of all removal costs plus $75 million, and lesser limits for some vessels depending upon their size. The regulations promulgated under OPA impose proof of financial responsibility requirements that can be satisfied through insurance, guarantee, indemnity, surety bond, letter of credit, qualification as a self-insurer, or a combination thereof. The amount of financial responsibility required depends upon a variety of factors including the type of facility or vessel, its size, storage capacity, oil throughput, proximity to sensitive areas, type of oil handled, history of discharges and other factors. We carry insurance coverage to meet these obligations, which we believe is customary for comparable companies in our industry. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions.
As a result of the explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico in April 2010, the U.S. Congress has considered legislation that could increase our obligations and potential liability under the OPA, including by eliminating the current cap on liability for damages and by increasing minimum levels of financial responsibility. It is uncertain whether, and in what form, such legislation will ultimately be adopted. We are not aware of the occurrence of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA’s financial responsibility and other operating requirements will not have a material adverse effect on us.
Discharges. The Clean Water Act (“CWA”) regulates the discharge of pollutants to waters of the United States, including wetlands, and requires a permit for the discharge of pollutants, including petroleum, to such waters. Certain facilities that store or otherwise handle oil are required to prepare and implement Spill Prevention, Control and Countermeasure Plans and Facility Response Plans relating to the possible discharge of oil to surface waters. We are required to prepare and comply with such plans and to obtain and comply with discharge permits. We believe we are in substantial compliance with these requirements and that any noncompliance would not have a material adverse effect on us. The CWA also prohibits spills of oil and hazardous substances to waters of the United States in excess of levels set by regulations and imposes liability in the event of a spill. State laws further provide civil and criminal penalties and liabilities for spills to both surface and groundwaters and require permits that set limits on discharges to such waters.
Moreover, our exploration and production activities may involve the use of hydraulic fracturing techniques to stimulate wells and maximize natural gas production. Citing concerns over the potential for hydraulic fracturing to impact drinking water, human health and the environment, and in response to a congressional mandate, the USEPA has commissioned a study to identify potential risks associated with hydraulic fracturing. The USEPA expects to initiate the study in 2011 and have the initial study results available by late 2012. Depending on the results of this study and other developments related to the impact of hydraulic fracturing, our drilling activities could be subjected to new or enhanced federal, state and/or local regulatory requirements governing hydraulic fracturing.
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

According to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases (“GHG”) may be contributing to global warming of the earth’s atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives have been underway to limit GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act (“CAA”) definition of an “air pollutant”, and in response the USEPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA. The USEPA has also promulgated rules requiring large sources to report their GHG emissions. Sources subject to these reporting requirements include on- and offshore petroleum and natural gas production and onshore natural gas processing and distribution facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year in aggregate emissions from all site sources. We are not subject to greenhouse gas reporting requirements. In addition, the USEPA promulgated rules that significantly increase the GHG emission threshold that would identify major stationary sources of GHG subject to CAA permitting programs. As currently written and based on current Company operations, we are not subject to federal GHG permitting requirements. Regulation of GHG emissions is highly controversial and further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact the Company. However, apart from these developments, recent judicial decisions that have allowed certain tort claims alleging property damage to proceed against GHG emissions sources may increase the Company’s litigation risk for such claims. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, the Company cannot predict the financial impact of related developments on the Company.
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
Corporate Offices
Our headquarters are located in Lafayette, Louisiana, in approximately 46,000 square feet of leased space, with exploration offices in Houston, Texas and Tulsa, Oklahoma, in approximately 5,500 square feet and 11,800 square feet, respectively, of leased space. We also maintain owned or leased field offices in the areas of the major fields in which we operate properties or have a significant interest. Replacement of any of our leased offices would not result in material expenditures by us as alternative locations to our leased space are anticipated to be readily available.

Employees
We had 99 full-time employees as of February 10, 2011. In addition to our full time employees, we utilize the services of independent contractors to perform certain functions. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement.
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
As of December 31, 2010, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $86.8 million, which could have important consequences for you, including the following:
•
it may be more difficult for us to satisfy our obligations with respect to our outstanding indebtedness, including 10% senior notes due 2017, which we refer to as our 10% notes, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•
the covenants contained in our debt agreements limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations and may limit our flexibility in operating our business;

•
we will need to use a substantial portion of our cash flows to pay interest on our debt, approximately $15 million per year for interest on our 10% notes alone, and to pay quarterly dividends, if declared by our Board of Directors, on our Series B Preferred Stock of approximately $5.1 million per year, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

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
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt, including our 10% notes, and meet our other obligations. If we do not have enough cash to service our debt, we may be required to refinance all or part of our existing debt, including our 10% notes, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.
Our ability to make payments on and to refinance our indebtedness, including our 10% notes, and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions and other factors that are beyond our control, including the prices that we receive for our oil and natural gas production.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our bank credit facility in an amount sufficient to enable us to pay principal and interest on our indebtedness, including our 10% notes, or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce our planned capital expenditures, sell assets, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future, including payments on our 10% notes, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could impair our liquidity.
The recent financial crisis and continuing uncertain economic conditions may have material adverse impacts on our business and financial condition that we currently cannot predict.
As widely reported, financial markets in the United States, Europe and Asia recently experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Due to the recent financial crisis and continuing uncertain economic conditions, the demand for oil and natural gas has declined, which has negatively impacted the revenues, margins and profitability of our business. In addition, the borrowing base under our bank credit facility had been reduced as a result of redeterminations due to lower oil and gas prices. Unemployment has risen while business and consumer confidence have declined.
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
We may not be able to obtain adequate financing when the need arises to execute our long-term operating strategy.
Our ability to execute our long-term operating strategy is highly dependent on our having access to capital when the need arises. We historically have addressed our long-term liquidity needs through bank credit facilities, second lien term credit facilities, issuances of equity and debt securities, sales of assets, joint ventures and cash provided by operating activities. We will examine the following alternative sources of long-term capital as dictated by current economic conditions:
•	borrowings from banks or other lenders;
•	the issuance of debt securities;
•	the sale of common stock, preferred stock or other equity securities;
•	joint venture financing; and
•	production payments.
The availability of these sources of capital when the need arises will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, oil and natural gas prices, our credit ratings, interest rates, market perceptions of us or the oil and gas industry, our market value and our operating performance. We may be unable to execute our long-term operating strategy if we cannot obtain capital from these sources when the need arises.
Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
Our bank credit facility and the indenture governing our 10% notes contain a number of significant covenants that, among other things, restrict or limit our ability to:
•	pay dividends or distributions on our capital stock or issue preferred stock;
•	repurchase, redeem or retire our capital stock or subordinated debt;
•	make certain loans and investments;
•	place restrictions on the ability of subsidiaries to make distributions;
•	sell assets, including the capital stock of subsidiaries;
•	enter into certain transactions with affiliates;
•	create or assume certain liens on our assets;
•	enter into sale and leaseback transactions;
•	merge or to enter into other business combination transactions;
•	enter into transactions that would result in a change of control of us; or
•	engage in other corporate activities.

Also, our bank credit facility and the indenture governing our 10% notes require us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control, and we cannot assure you that we will meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our bank credit facility and the indenture governing our 10% notes impose on us.
A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our bank credit facility and our 10% notes. A default, if not cured or waived, could result in all indebtedness outstanding under our bank credit facility and our 10% notes to become immediately due and payable. If that should occur, we may not be able to pay all such debt or borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. If we were unable to repay those amounts, the lenders could accelerate the maturity of the debt or proceed against any collateral granted to them to secure such defaulted debt.
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
At December 31, 2010, approximately half of our production and approximately 13% of our reserves are located in the Gulf of Mexico and along the Gulf Coast Basin. Operations in this area are subject to severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise. Some of these adverse conditions can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, certain of our Gulf Coast Basin properties have experienced damages and production downtime as a result of storms including Hurricanes Katrina and Rita, and more recently Hurricanes Gustav and Ike. In addition, according to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases may be contributing to global warming of the earth’s atmosphere and to global climate change, which may exacerbate the severity of these adverse conditions. As a result, such conditions may pose increased climate-related risks to our assets and operations.
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
Changes in the regulation of offshore oil and gas exploration in the U.S. Gulf of Mexico as a result of the recent explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico and the resulting oil spill could adversely affect our business.
The legislative and regulatory response to the explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico and the resulting oil spill is ongoing. In 2010, the U.S. Department of the Interior issued new regulations relating to the design of wells, the testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other safety matters, and various Congressional committees began pursuing legislation to regulate drilling activities and increase liability. In January 2011, the President’s National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling released its report, recommending that the federal government require additional regulation and an increase in liability caps. Although it is difficult to predict the ultimate impact of these new regulations, such regulations and any further new guidelines, regulations, legislation or other steps that the U.S. government or any other governments may implement with respect to offshore oil and gas exploration in the U.S. Gulf of Mexico could disrupt or delay our operations, increase the cost of our operations, reduce the area of our operations for drilling rigs, impose increased liability on our operations or otherwise adversely affect our operations in the U.S. Gulf of Mexico.
Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to enhance oil and natural gas production. Hydraulic fracturing using fluids other than diesel is currently exempt from regulation under the federal Safe Drinking Water Act, but opponents of hydraulic fracturing have called for further study of the technique’s environmental effects and, in some cases, a moratorium on the use of the technique. Several proposals have been submitted to Congress that, if implemented, would subject all hydraulic fracturing to regulation under the Safe Drinking Water Act. Further, the USEPA is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The USEPA expects to initiate the study in 2011 and have the initial study results available by late 2012.

In addition, some states have taken actions concerning hydraulic fracturing. In October 2010, the Governor of Pennsylvania issued a moratorium on new natural gas development on state forest lands. The New York Legislature passed a bill imposing a moratorium on issuance of new permits for the drilling of wells that use hydraulic fracturing for the purpose of stimulating natural gas or oil in the Marcellus Shale formation, but the Governor of New York subsequently vetoed the bill. On December 13, 2010, however, the Governor of New York issued Executive Order No. 41, which prohibits issuance of state permits for high-volume hydraulic fracturing combined with horizontal drilling until the New York Department of Environmental Conservation completes its Final Supplemental Generic Environmental Impact Statement (“SGEIS”). Under the order, the New York Department of Environmental Conservation must publish a revised draft SGEIS on or about June 1, 2011 and allow a public comment period of at least 30 days. Accordingly, this moratorium is expected to last until at least July 1, 2011. Other states could take similar action.
Several states have considered, or are considering, legislation or regulations that would require disclosure of chemicals used for hydraulic fracturing. In June 2010, the Wyoming Oil and Gas Conservation Commission passed a rule requiring disclosure of hydraulic fracturing fluid content. In November 2010, the Pennsylvania Environmental Quality Board proposed regulations that would require reporting of the chemicals used in fracturing fluids.
Although it is not possible at this time to predict the final outcome of the USEPA’s study or the requirements of any additional federal or state legislation or regulation regarding hydraulic fracturing, any new federal or state restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could significantly increase our operating, capital and compliance costs as well as delay our ability to develop oil and natural gas reserves.
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
This Form 10-K presents estimates of our proved reserves as of December 31, 2010, which have been prepared and presented under revised SEC rules. These revised rules were effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on twelve-month unweighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing. As a result of these changes, direct comparisons to our reserve amounts reported prior to the year ending on December 31, 2009 may be more difficult.
Another impact of the revised SEC rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This revised rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill on those reserves within the required five-year timeframe. We removed approximately 6.4 Bcfe of proved undeveloped reserves in 2010 as a result of the five year rule.

Our actual production, revenues and expenditures related to our reserves are likely to differ from our estimates of proved reserves. We may experience production that is less than estimated and drilling costs that are greater than estimated in our reserve report. These differences may be material.
Although the estimates of our oil and natural gas reserves and future net cash flows attributable to those reserves were prepared by Ryder Scott Company, L.P., our independent petroleum and geological engineers, we are ultimately responsible for the disclosure of those estimates. Reserve engineering is a complex and subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:
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
Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Historically, the difference between our actual production and the production estimated in a prior year’s reserve report has not been material. Our 2010 production was approximately 4% less than amounts projected in our 2009 reserve report. We cannot assure you that these differences will not be material in the future.
Approximately 35% of our estimated proved reserves at December 31, 2010 are undeveloped and 6% were developed, non-producing. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop and produce our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated. In addition, the recovery of undeveloped reserves is generally subject to the approval of development plans and related activities by applicable state and/or federal agencies. Statutes and regulations may affect both the timing and quantity of recovery of estimated reserves. Such statutes and regulations, and their enforcement, have changed in the past and may change in the future, and may result in upward or downward revisions to current estimated proved reserves.
You should not assume that the standardized measure of discounted cash flows is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the standardized measure of discounted cash flows from proved reserves at December 31, 2010 are based on twelve-month average prices and costs as of the date of the estimate. These prices and costs will change and may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by oil and natural gas purchasers or in governmental regulations or taxation may also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor we use when calculating standardized measure of discounted cash flows for reporting requirements in compliance with accounting requirements is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with our operations or the oil and natural gas industry in general will affect the accuracy of the 10% discount factor.

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
We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. Our hedges at December 31, 2010 are costless collars that are placed with the commodity trading branches of JPMorgan Chase Bank and Bank of America, both of whom participate in our bank credit facility. We cannot assure you that these or future counterparties will not become credit risks in the future. Hedging arrangements expose us to risks in some circumstances, including situations when the counterparty to the hedging contract defaults on the contractual obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements may limit the benefit we could receive from increases in the market or spot prices for oil and natural gas. Oil and natural gas hedges increased (reduced) our total oil and gas sales by approximately $17.5 million, $79.9 million and ($8.3) million during 2010, 2009 and 2008, respectively. We cannot assure you that the hedging transactions we have entered into, or will enter into, will adequately protect us from fluctuations in oil and natural gas prices.
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
The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy companies, has been and may continue to be highly volatile. During 2010, the sales price of our stock ranged from a low of $4.70 per share (on February 24, 2010) to a high of $8.84 per share (on June 21, 2010). Factors such as announcements concerning changes in prices of oil and natural gas, the success of our acquisition, exploration and development activities, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.
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
At December 31, 2010, we had reserved approximately 1.6 million shares of common stock for issuance under outstanding options and approximately 5.1 million shares issuable upon conversion of the Series B Preferred Stock. All of these shares of common stock are registered for sale or resale on currently effective registration statements. We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, the granting of restricted stock or the conversion of the Series B Preferred Stock, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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
In November 2001, our board of directors adopted a shareholder rights plan, pursuant to which uncertificated preferred stock purchase rights were distributed to our stockholders at a rate of one right for each share of common stock held of record as of November 19, 2001. The rights plan is designed to enhance the board’s ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect stockholders against attempts to acquire us by means of unfair or abusive takeover tactics. However, the existence of the rights plan may impede a takeover not supported by our board, including a takeover that may be desired by a majority of our stockholders or involving a premium over the prevailing stock price. The rights plan expires in November 2011.
We do not intend to pay dividends on our common stock and our ability to pay dividends on our common stock is restricted.
We have not paid dividends on our common stock, cash or otherwise, and intend to retain our cash flow from operations for the future operation and development of our business. We are currently restricted from paying dividends on our common stock by our bank credit facility, the indenture governing the 10% senior notes and, in some circumstances, by the terms of our Series B Preferred Stock. Any future dividends also may be restricted by our then-existing debt agreements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 3.	LEGAL PROCEEDINGS
PetroQuest is involved in litigation relating to claims arising out of its operations in the normal course of business, including worker’s compensation claims, tort claims and contractual disputes. Some of the existing known claims against us are covered by insurance subject to the limits of such policies and the payment of deductible amounts by us. We have accrued $2.3 million at December 31, 2010, for possible liabilities related to pending litigation arising in the ordinary course of business. Otherwise, management believes that the ultimate disposition of all uninsured or unindemnified matters resulting from existing litigation will not have a material adverse effect on PetroQuest’s business or financial position.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES
The following graph illustrates the yearly percentage change in the cumulative stockholder return on our common stock, compared with the cumulative total return on the NYSE/AMEX Stock Market (U.S. Companies) Index and the NYSE Stocks — Crude Petroleum and Natural Gas Index, for the five years ended December 31, 2010.

Market Price of and Dividends on Common Stock
Our common stock trades on the New York Stock Exchange under the symbol “PQ.” The following table lists high and low sales prices per share for the periods indicated:

	High	Low

2009
1st Quarter	$8.65	$0.61
2nd Quarter	5.90	2.14
3rd Quarter	6.52	2.64
4th Quarter	8.08	5.14

2010
1st Quarter	$7.20	$4.70
2nd Quarter	8.84	5.01
3rd Quarter	7.29	5.15
4th Quarter	7.92	5.35
As of February 21 , 2011, there were 369 common stockholders of record.
We have never paid a dividend on our common stock, cash or otherwise, and intend to retain our cash flow from operations for the future operation and development of our business. In addition, under our bank credit facility, the indenture governing the 10% senior notes, and, in some circumstances, the terms of our Series B Preferred Stock, we are restricted from paying cash dividends on our common stock. The payment of future dividends, if any, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. See Item 1A. “Risk Factors — Risks Relating to our Outstanding Common Stock — We do not intend to pay dividends on our common stock and our ability to pay dividends on our common stock is restricted.”
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2010.

Total Number of
			Shares	Maximum Number (or
			Purchased as	Approximate Dollar
			Part of Publicly	Value) of Shares that May
	Total Number of	Average Price	Announced Plan	be Purchased Under the
	Shares Purchased (1)	Paid Per Share	or Program	Plans or Programs
October 1 – October 31, 2010	23,401	$6.19	—	—
November 1 – November 30, 2010	—	—	—	—
December 1 – December 31, 2010	—	—	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 2010 has been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.

	Year Ended December 31,
	2010	2009 (1)	2008 (2)	2007	2006
	(in thousands except per share data)
Revenues	$179,294	$218,875	$313,958	$262,334	$199,520
Net income (loss) available to common stockholders	41,987	(95,330)	(102,100)	39,245	23,986
Net income (loss) available to common stockholders per share:
Basic	0.67	(1.72)	(2.08)	0.79	0.49
Diluted	0.66	(1.72)	(2.08)	0.78	0.49
Oil and gas properties, net	312,940	321,875	512,861	554,850	431,814
Total assets	439,517	410,459	670,249	644,347	518,290
Long-term debt	150,000	178,267	278,998	148,755	195,537
Stockholders’ equity	208,162	162,105	237,487	302,317	189,711

(1)	The year ended December 31, 2009 includes a ceiling test write-down of $156.1 million.

(2)	The year ended December 31, 2008 includes a ceiling test write-down of $266.2 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with operations in Oklahoma, Texas, Gulf Coast Basin, Arkansas and Wyoming. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations in 1985 through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins.
We have successfully diversified into onshore, longer life basins in Oklahoma, Arkansas, Wyoming and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in Texas through 2010, we have invested approximately $733 million into growing our longer life assets. During the seven year period ended December 31, 2010, we have realized a 94% drilling success rate on 653 gross wells drilled. Comparing 2010 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 220% and estimated proved reserves by 131%. At December 31, 2010, 87% of our estimated proved reserves and 54% of our 2010 production were derived from our longer life assets.
During late 2008, in response to declining commodity prices and the global financial crisis, we shifted our focus from increasing reserves and production to building liquidity and strengthening our balance sheet. Because of our significant operational control, we were able to reduce our capital expenditures from $358 million in 2008 to $59 million in 2009 thus allowing us to utilize our cash flow from operations, combined with proceeds from an equity offering, to repay $130 million of bank debt since the end of 2008. While we achieved our goal of strengthening the financial position of the Company, because of the reduced capital investments during 2009, our production declined by 9% during 2010.

During 2010, we refocused on the key elements of our business strategy with the goal of growing reserves and production in a fiscally prudent manner. Our 2011 capital expenditures, which include capitalized interest and overhead, are expected to range between $110 million and $120 million. In order to maintain our financial flexibility, we plan to fund our 2011 capital expenditures budget with cash flow from operations and $14 million in additional proceeds to be received in 2011 under the Woodford joint development agreement completed in May 2010 (see Liquidity and Capital Resources-Source of Capital: Joint Ventures). We expect to be able to actively manage our 2011 capital budget in the event commodity prices or the health of the global financial markets do not match our expectations.
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
On December 29, 2008, the SEC issued a revision to Staff Accounting Bulletin 113 (“SAB 113”) which established guidelines related to modernizing accounting and disclosure requirements for oil and natural gas companies. The revised disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The revised rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The revised disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. A significant change to the rules involves the pricing at which reserves are measured. The revised rules utilize a 12-month average price using beginning of the month pricing during the 12-month period prior to the ending date of the balance sheet to report oil and natural gas reserves rather than year-end prices. In addition, the 12-month average will also be used to measure ceiling test impairments and to compute depreciation, depletion and amortization. The revised rules were effective for reserve estimates beginning December 31, 2009.
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
Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2010, our derivative instruments were considered effective cash flow hedges.
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

Results of Operations
The following table sets forth certain operating information with respect to our oil and gas operations for the years ended December 31, 2010, 2009 and 2008. Our historical results are not necessarily indicative of results to be expected in future periods.

	Year Ended December 31,
	2010	2009	2008
Production:
Oil (Bbls)	663,302	600,124	680,571
Gas (Mcf)	24,501,540	28,065,270	27,031,801
Ngl (Mcfe)	2,469,871	2,532,822	2,676,403
Total Production (Mcfe)	30,951,223	34,198,836	33,791,630

Sales:
Total oil sales	$52,715,434	$41,150,657	$66,349,344
Total gas sales	107,117,320	163,867,613	216,143,358
Total ngl sales	19,205,726	13,625,642	26,130,502

Total oil and gas sales	$179,038,480	$218,643,912	$308,623,204

Average sales prices:
Oil (per Bbl)	$79.47	$68.57	$97.49
Gas (per Mcf)	4.37	5.84	8.00
Ngl (per Mcfe)	7.78	5.38	9.76
Per Mcfe	5.78	6.39	9.13
The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of $17,538,000, $74,333,000 and ($6,160,000) and oil hedges of $0, $5,559,000 and ($2,124,000) for the years ended December 31, 2010, 2009 and 2008, respectively.
Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009
Net income (loss) available to common stockholders totaled $41,987,000 and ($95,330,000) for the years ended December 31, 2010 and 2009, respectively. The primary fluctuations were as follows:
Production Total production decreased 9% during the twelve month period ended December 31, 2010 as compared to the 2009 period. Gas production during the year ended December 31, 2010 decreased 13% from the comparable period in 2009. The decrease in gas production was primarily the result of reduced capital spending during 2009 and normal production declines in the Gulf Coast area. Because approximately 75% of our 2011 scheduled drilling program is allocated to our longer-life assets, we expect 2011 gas production to approximate 2010 as we continue to experience normal declines in the Gulf Coast area, offset by increased long-lived gas production.
Oil production during the twelve month period ended December 31, 2010 increased 11% from the 2009 period due to the restoration of production at our Ship Shoal 225 field after repairs and a recompletion following Hurricanes Katrina and Rita. In addition, our oil production rates have increased from the drilling success of our Turtle Bayou prospect in 2010 and workovers at our Ft. Trinidad field in E. Texas. With our entry into the Niobrara Shale and Eagle Ford Shale, which are both typically oil bearing formations, we expect to grow oil production during 2011 by approximately 10%.
Ngl production during the twelve month period ended December 31, 2010 decreased 2% from the 2009 period due to the general decline in Gulf Coast and Texas gas production.
Prices Including the effects of our hedges, average gas prices per Mcf for the twelve month period ended December 31, 2010 were $4.37, as compared to $5.84 for the 2009 period. Average oil prices per Bbl for the twelve months ended December 31, 2010 were $79.47, as compared to $68.57 for the 2009 period and average Ngl prices per Mcfe were $7.78 and $5.38 during 2010 and 2009, respectively. Stated on an Mcfe basis, unit prices received during the twelve months ended December 31, 2010 were 10% lower than the prices received during the comparable 2009 period.

Revenue Including the effects of hedges, oil and gas sales during the twelve months ended December 31, 2010 decreased 18% to $179,038,000, as compared to oil and gas sales of $218,644,000 during the 2009 period. The decreased revenue during 2010 was primarily the result of lower production and a decrease in hedge settlements realized during the year ended December 31, 2010.
Expenses Lease operating expenses for the year ended December 31, 2010 increased to $39,012,000 as compared to $38,541,000 during the 2009 period. Per unit lease operating expenses totaled $1.26 per Mcfe during the twelve month period ended December 31, 2010 as compared to $1.13 per Mcfe during the 2009 period. Per unit lease operating expenses increased primarily due to the overall reduction in produced volumes as well as the general increase in the costs of services and materials. Lease operating expenses in 2011 are expected to generally approximate lease operating expenses in 2010.
General and administrative expenses during the year ended December 31, 2010 totaled $21,341,000 as compared to expenses of $18,869,000 during 2009. Included in general and administrative expenses was share-based compensation expense related to ASC Topic 718, as follows (in thousands):

	Years Ended
	December 31,
	2010	2009
Stock options:
Incentive Stock Options	$793	$835
Non-Qualified Stock Options	2,081	2,024
Restricted stock	4,263	3,469

Share-based compensation	$7,137	$6,328

Approximately $455,000 of share based compensation expense during the year ended December 31, 2010 was the result of the voluntary early cancellation of certain stock options and accelerated recognition of associated compensation expense. In total, general and administrative expenses increased 13% in 2010 as compared to 2009 as a result of employee related costs including higher incentive compensation. We capitalized $11,894,000 and $9,330,000 of general and administrative costs during the twelve month periods ended December 31, 2010 and 2009, respectively. General and administrative expenses in 2011 are expected to approximate 2010 expenses.
The price of natural gas used in computing our estimated proved reserves during 2009 had a negative impact on our estimated proved reserves from certain of our longer-life properties and reduced the estimated future net cash flows from our estimated proved reserves. As a result, we recorded non-cash ceiling test write-downs of our oil and gas properties during 2009 totaling $156,134,000. No such write-down was recorded during 2010.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the twelve months ended December 31, 2010 totaled $58,172,000, or $1.88 per Mcfe, as compared to $83,613,000, or $2.44 per Mcfe, during the comparable 2009 period. The decline in our DD&A per Mcfe was primarily the result of the ceiling test write-down of a substantial portion of our proved oil and gas properties during 2009 due to lower commodity prices, the impact of the Woodford Shale joint development agreement, as well as reserve additions during 2010 from our Oklahoma and Arkansas assets.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $9,952,000 during the twelve months ended December 31, 2010 as compared to $12,615,000 during the 2009 period. We capitalized $7,771,000 of interest during the twelve month period ended December 31, 2010 and $8,679,000 during the 2009 period. We have reduced the outstanding borrowings under our bank credit facility from $130 million at December 31, 2008 to zero at December 31, 2010. We also retired our 10 3/8% Senior Notes due 2012 during August 2010 in connection with the issuance of our 10% Senior Notes due 2017, which we expect will result in a decrease in our cash used for interest payments during 2011.
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

Other expense during 2010 included an accrual for potential liabilities associated with certain pending legal matters. During 2009, other expense included $5,673,000 related to payments made in connection with a drilling rig contract. Because we elected to idle this drilling rig, there were no corresponding assets to record in connection with the fixed payments required under this contract, regardless of actual rig usage. As a result, the costs were recorded as a component of other expense. This contract expired during July 2009. Other expense during 2009 also included $913,000 related to drill pipe inventory which was impaired to reflect the lower of cost or market.
Income tax expense (benefit) during the twelve months ended December 31, 2010 and 2009 totaled $1,630,000 and ($14,635,000), respectively. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs recognized during 2008 and 2009, we have incurred a cumulative three-year loss. As a result of this cumulative loss and the impact it has on the determination of the recoverability of deferred tax assets through future earnings, we established a valuation allowance for a portion of our deferred tax assets. We reduced the valuation allowance by $20,488,000 during the year ended December 31, 2010, the impact of which is included in our effective tax rate. The valuation allowance was $3,195,000 as of December 31, 2010. Our effective tax rate in 2011 will be impacted by adjustments to the valuation allowance.
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
Ngl production during the twelve month period ended December 31, 2009 decreased 5% from the 2008 period due to the general decline in Texas gas production.
While production increased overall by 1% in 2009, we experienced declines in each quarter throughout 2009 as a result of our reduced capital expenditures.
Prices Including the effects of our hedges, average oil prices per barrel during 2009 were $68.57, as compared to $97.49 during 2008. Average gas prices per Mcf were $5.84 during 2009, as compared to $8.00 during 2008. Average Ngl prices per Mcfe were $5.38 during 2009, as compared to $9.76 during 2008. Stated on an Mcfe basis, unit prices received during 2009 were 30% lower than the prices received during 2008.
Revenue Including the $79,892,000 received from our hedges, oil and gas sales during the year ended December 31, 2009 totaled $218,644,000, a 29% decrease from oil and gas sales of $308,623,000 during 2008. The decreased revenue during 2009 was primarily the result of lower average pricing and decreased oil production.
Expenses Lease operating expenses for year ended December 31, 2009 decreased to $38,541,000 from $44,665,000 during 2008. Per unit lease operating expenses totaled $1.13 per Mcfe during 2009 as compared to $1.32 per Mcfe during 2008. The decreases in lease operating expenses were primarily due to the decline in costs of services and materials in the markets in which we operated as the demand for such materials and services weakened as a result of the decline in commodity prices and the overall condition of the oil and gas industry and the global economy.
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

General and administrative expenses during 2009 totaled $18,869,000 as compared to expenses of $23,249,000 during 2008. Included in general and administrative expenses was share-based compensation expense related to ASC Topic 718 as follows (in thousands):

	Years Ended
	December 31,
	2009	2008
Stock options:
Incentive Stock Options	$835	$1,316
Non-Qualified Stock Options	2,024	2,729
Restricted stock	3,469	5,537

Share based compensation	$6,328	$9,582

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
The price of natural gas used in computing our estimated proved reserves during 2009 had a negative impact on our estimated proved reserves from certain of our longer-life properties and reduced the estimated future net cash flows from our estimated proved reserves. As a result, we recorded non-cash ceiling test write-downs of our oil and gas properties during 2009 totaling $156,134,000. See Note 11, “Ceiling Test” for further discussion of the ceiling test write-downs. By comparison, we recorded non-cash ceiling test write downs of our oil and gas properties during 2008 totaling $266,156,000.
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
Interest expense, net of amounts capitalized on unevaluated properties, totaled $12,615,000 during 2009 as compared to $9,327,000 during 2008. We capitalized $8,679,000 and $10,525,000 of interest during 2009 and 2008, respectively. The increase in interest expense during the year ended 2009 was due to the increase in our bank debt outstanding during the first nine months of 2009 as compared to the first nine months of 2008. During the second half of 2009, we repaid a total of $101 million of bank borrowings.
Other expense during 2009 includes $5,673,000 related to payments made in connection with a drilling rig contract. As a result of the significant decline in natural gas prices, we elected to idle this drilling rig. Because there were no corresponding assets to record in connection with the fixed payments required under the contract, regardless of actual rig usage, the costs were recorded as a component of other expense. This contract expired during July 2009. No similar expense was incurred during 2008. Other expense during 2009 also included $913,000 related to drill pipe inventory which was impaired to reflect the lower of cost or market.
Income tax benefit during 2009 totaled $14,635,000 as compared to $55,581,000 during 2008. We provided for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs, we had incurred a cumulative three-year loss. As a result of this cumulative loss and the impact it had on the determination of the recoverability of deferred tax assets through future earnings, we established a valuation allowance of $23,279,000 as of December 31, 2009. The impact of this valuation allowance was included in our effective tax rate for the year ended December 31, 2009.

Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, second lien term credit facilities, issuances of equity and debt securities, joint ventures and sales of assets. At December 31, 2010, we had a working capital surplus of $59.1 million compared to a surplus of $24.7 million at December 31, 2009. The increase was primarily due to the cash received from the Woodford Shale joint development agreement and the settlement of the lawsuit discussed above.
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
Source of Capital: Operations
Net cash flow from operations increased from $121,822,000 in 2009 to $131,644,000 during 2010. The increase in operating cash flow during 2010 was primarily attributable to the timing of payments made in 2009 to reduce our accounts payable to vendors and the cash received during the first quarter of 2010 in connection with a legal settlement. Partially offsetting these increases was an increase to our joint interest billing receivables, which is a result of the increase in drilling activity.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. The net proceeds of the offering, together with cash on hand, were used to fund our tender offer and consent solicitation and redemption of our 10 3/8% Senior Notes due 2012. In total, we incurred a loss of $6 million relating to the early retirement of the 10 3/8% Senior Notes. Approximately $1.8 million of the loss related to non-cash amortization of deferred financing costs and discount associated with the 10 3/8% Senior Notes.
At December 31, 2010, the estimated fair value of the Notes was $154.5 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At December 31, 2010, $5.5 million had been accrued in connection with the March 1, 2011 interest payment and we were in compliance with all of the covenants contained in the Notes.
We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. In connection with the retirement of the 10 3/8% Senior Notes in August 2010, the maturity date of the credit facility was extended to October 2, 2013. As of December 31, 2010 we had no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement and availability of $100 million.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. The current borrowing base is $100 million effective September 29, 2010. The next borrowing base redetermination is scheduled to occur by March 31, 2011. We or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.

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
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of December 31, 2010, we were in compliance with all of the covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
On June 30, 2009, we received net proceeds of approximately $38 million through the public offering of 11.5 million shares of our common stock, which included the issuance of 1.5 million shares pursuant to the underwriters’ over-allotment option.
During October 2010, a new shelf registration statement was declared effective, which allows us to publicly offer and sell up to $250 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
Source of Capital: Joint Ventures
In May 2010, we entered into a joint development agreement with WSGP, a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of our Woodford proved undeveloped reserves as well as the right to earn 50% of our undeveloped Woodford acreage position through a two phase drilling program. We received approximately $57 million in cash at closing, net of $2.6 million in transaction fees, and will receive an additional $14 million on November 30, 2011. If certain production performance metrics are achieved, we will receive an additional $14 million during the drilling program. Additionally, WSGP will fund a share of our future drilling costs under a long-term drilling program.
The additional capital provided by this agreement allows us to accelerate the pace of our development of the Woodford Shale and pursue opportunities in other basins. We have also entered into an Eagle Ford Shale Joint Acquisition Interim Agreement and a Marcellus Shale Joint Acquisition Interim Agreement with NextEra Energy Gas Producing, LLC (“NEGP”), a subsidiary of Nextera Energy Resources, LLC, whereby NEGP will have the option to participate as a 50% partner in the leasing and development of these shale plays.
Source of Capital: Divestitures
We do not budget property divestitures; however, we are continuously evaluating our property base to determine if there are assets in our portfolio that no longer meet our strategic objectives. From time to time we may divest certain non-strategic assets in order to provide liquidity to strengthen our balance sheet or capital to be reinvested in higher rate of return projects. We cannot assure you that we will be able to sell any of our assets in the future.

Use of Capital: Exploration and Development
Our 2011 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $110 million and $120 million. Because we operate the majority of our activities, we expect to be able to control the timing of a substantial portion of our capital investments. As a result, we plan to fund our 2011 capital budget with cash flow from operations and the $14 million in additional proceeds to be received in 2011 from the Woodford joint development agreement.
However, if commodity prices decline or if actual production or costs vary significantly from our expectations, our 2011 exploration and development activities could be reduced or could be financed through a combination of cash on hand or borrowings under the bank credit facility.
Use of Capital: Acquisitions
We do not budget acquisitions; however, we are continuously evaluating opportunities to expand our existing asset base or establish positions in new core areas. During 2010, we acquired acreage positions in the Niobrara Shale and the Eagle Ford Shale with development activities budgeted for both areas during 2011. We plan to actively pursue opportunities to expand these positions during 2011, as well as increase the scope of certain of our other assets and enter new areas. We expect to finance these activities, if consummated, through cash on hand or available borrowings under our bank credit facility. We may also utilize sales of equity or debt securities, sales of properties or assets or joint venture arrangements with industry partners, if necessary. We cannot assure you that such additional financings will be available on acceptable terms, if at all.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2010 (in thousands):

							After
	Total	2011	2012	2013	2014	2015	2015

10% senior notes (1)	$250,000	$15,000	$15,000	$15,000	$15,000	$15,000	$175,000
Operating leases (2)	3,367	1,167	1,060	376	227	216	321
Capital projects (3)	24,592	1,517	1,942	776	1,508	74	18,775
Purchase commitments (4)	11,619	11,619	—	—	—	—	—

Total	$289,578	$29,303	$18,002	$16,152	$16,735	$15,290	$194,096

(1)	Includes principal and estimated interest.

(2)	Consists primarily of leases for office space and office equipment.

(3)	Consists of estimated future obligations to abandon our oil and gas properties.

(4)	Consists of certain drilling rig contracts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We experience market risks primarily in two areas: interest rates and commodity prices. Because all of our properties are located within the United States, we believe that our business operations are not exposed to significant market risks relating to foreign currency exchange risk.
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected annual sales volumes for 2011, a 10% decline in the estimated average prices we expect to receive for our crude oil and natural gas production would have an approximate $15.4 million impact on our 2011 revenues.
We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During 2010, we received approximately $17.5 million from the counterparties to our derivative instruments in connection with net hedge settlements.

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
Our Credit Agreement requires that the counterparties to our hedge contracts be lenders under the Credit Agreement or, if not a lender under the Credit Agreement, rated A/A2 or higher by S&P or Moody’s. Currently, the counterparties to our existing hedge contracts are JPMorgan Chase Bank and Bank of America, which are lenders under the Credit Agreement. To the extent we enter into additional hedge contracts, we would expect that certain of the lenders under the Credit Agreement would serve as counterparties.
As of December 31, 2010, we had entered into the following oil and gas hedge contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2011	Costless Collar	10,000 Mmbtu	$4.00 – 4.87
Crude Oil:
2011	Costless Collar	250 Bbl	$80.00 – 90.10
At December 31, 2010, we recognized a liability of approximately $1.1 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of December 31, 2010, we would realize a $0.7 million loss, net of taxes, as a decrease to oil and gas sales during the next 12 months. These losses are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
During January, 2011, we entered into the following additional gas hedge contract accounted for as a cash flow hedge:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
February – December 2011	Costless Collar	5,000 Mmbtu	$4.50 – 4.96

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information concerning this Item begins on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that our internal control over financial reporting was effective as of December 31, 2010 based on these criteria.
Ernst & Young LLP, our independent registered public accounting firm, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.
February 28, 2011

/s/ Charles T. Goodson Charles T. Goodson
Chairman and
Chief Executive Officer

/s/ J. Bond Clement J. Bond Clement
Executive Vice President-
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
We have audited PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PetroQuest Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PetroQuest Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
February 28, 2011

ITEM 9B.	OTHER INFORMATION
NONE
PART III
ITEMS 10, 11, 12, 13 & 14
Pursuant to General Instruction G of Form 10-K, the information concerning Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accounting Fees and Services, is incorporated by reference to the information set forth in the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held May 12, 2011, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. FINANCIAL STATEMENTS
The following financial statements of the Company and the Report of the Company’s Independent Registered Public Accounting Firm thereon are included on pages F-1 through F-24 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the three years ended December 31, 2010
Consolidated Statements of Cash Flows for the three years ended December 31, 2010
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2010
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2010
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

4.4
First Supplemental Indenture, dated August 19, 2010, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on August 19, 2010).

4.5
Indenture, dated August 19, 2010, between PetroQuest Energy, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on August 19, 2010).

4.6
First Supplemental Indenture, dated August 19, 2010, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on August 19, 2010).

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

† 10.3	Form of Nonstatutory Stock Option Agreement under the Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Form 10-K filed February 27, 2009).

† 10.4
Form of Restricted Stock Agreement for executive officers (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Stephen H. Green, Mark K. Stover, Dalton F. Smith III and J. Bond Clement) under the Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-K filed February 27, 2009).

10.5	PetroQuest Energy, Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2010).

10.6	PetroQuest Energy, Inc. Annual Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on June 8, 2010).

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

10.10
Third Amendment to Credit Agreement dated as of August 5, 2010, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Credit Agricole Corporate and Investment Bank, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on August 6, 2010).

† 10.11
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Charles T. Goodson and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed January 6, 2009).

† 10.12
Amended Executive Employment Agreement dated effective as of December 31, 2008, between W. Todd Zehnder and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed January 6, 2009).

† 10.13
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Arthur M. Mixon, III and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed January 6, 2009).

† 10.14
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Daniel G. Fournerat and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed January 6, 2009).

† 10.15
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Stephen H. Green and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed January 6, 2009).

† 10.16
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Mark K. Stover and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.19 to Form 10-K filed February 27, 2009).

† 10.17
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Dalton F. Smith III and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed February 27, 2009).

† 10.18
Amended Executive Employment Agreement dated effective as of December 31, 2008, between J. Bond Clement and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed February 27, 2009).

† 10.19
Form of Amended Termination Agreement between the Company and each of its executive officers, including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Stephen H. Green, Mark K. Stover, Dalton F. Smith III and J. Bond Clement (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed January 6, 2009).

† 10.20
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

10.21	Form of Surrender and Cancellation Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 16, 2010).

10.22
Joint Development Agreement dated May 17, 2010, among PetroQuest Energy, L.L.C., a Louisiana limited liability company, WSGP Gas Producing, LLC, a Delaware limited liability company, and NextEra Energy Gas Producing, LLC, a Delaware limited liability company (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on August 5, 2010).

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Form 10-K filed March 8, 2006).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Ryder Scott Company, L.P.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

*99.1	Reserve report letter as of December 31, 2010, as prepared by Ryder Scott Company, L.P.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement

(b)	Exhibits. See Item 15 (a) (3) above.

(c)	Financial Statement Schedules. None

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
Ngl. Natural gas liquid.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2011.

PETROQUEST ENERGY, INC.
By:	/s/ Charles T. Goodson
CHARLES T. GOODSON
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2011.

By:	/s/ Charles T. Goodson	Chairman of the Board, President, Chief Executive Officer and Director

	CHARLES T. GOODSON	(Principal Executive Officer)

By:	/s/ J. Bond Clement	Executive Vice President, Chief Financial Officer, Treasurer

	J. BOND CLEMENT	(Principal Financial and Accounting Officer)

By:	/s/ W.J. Gordon, III	Director

W.J. GORDON, III

By:	/s/ Michael L. Finch	Director

MICHAEL L. FINCH

By:	/s/ Charles F. Mitchell, II, M.D.	Director

CHARLES F. MITCHELL, II, M.D.

By:	/s/ E. Wayne Nordberg	Director

E. WAYNE NORDBERG

By:	/s/ William W. Rucks, IV	Director

WILLIAM W. RUCKS, IV

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
We have audited the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetroQuest Energy, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2009 the Company changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 28, 2011

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$63,237	$20,772
Revenue receivable	13,386	16,457
Joint interest billing receivable	12,193	11,792
Other receivable	13,795	—
Hedge asset	—	2,796
Prepaid drilling costs	789	2,383
Drilling pipe inventory	11,711	19,297
Other current assets	1,827	1,619

Total current assets	116,938	75,116

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,433,642	1,296,177
Unevaluated oil and gas properties	54,851	108,079
Accumulated depreciation, depletion and amortization	(1,175,553)	(1,082,381)

Oil and gas properties, net	312,940	321,875
Gas gathering assets	4,177	4,848
Accumulated depreciation and amortization of gas gathering assets	(1,496)	(1,198)

Total property and equipment	315,621	325,525

Other assets, net of accumulated depreciation and amortization of $6,435 and $8,342, respectively	6,958	9,818

Total assets	$439,517	$410,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$26,097	$27,113
Advances from co-owners	7,963	3,662
Oil and gas revenue payable	7,220	7,886
Accrued interest and preferred stock dividend	6,575	3,133
Hedge liability	1,089	—
Asset retirement obligation	1,517	4,517
Other accrued liabilities	7,380	4,106

Total current liabilities	57,841	50,417

Bank debt	—	29,000
10 3/8% Senior Notes	—	149,267
10% Senior Notes	150,000	—
Asset retirement obligation	23,075	19,399
Other liabilities	439	271
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 61,565 and 61,177 shares, respectively	62	61
Paid-in capital	266,907	259,981
Accumulated other comprehensive income (loss)	(1,089)	1,768
Accumulated deficit	(57,719)	(99,706)

Total stockholders’ equity	208,162	162,105

Total liabilities and stockholders’ equity	$439,517	$410,459

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Oil and gas sales	$179,038	$218,644	$308,623
Gas gathering revenue	256	231	5,335

	179,294	218,875	313,958

Expenses:
Lease operating expenses	39,012	38,541	44,665
Production taxes	4,917	4,656	12,292
Depreciation, depletion and amortization	59,326	84,772	134,340
Ceiling test writedown	—	156,134	266,156
Gas gathering costs	31	191	2,309
General and administrative	21,341	18,869	23,249
Accretion of asset retirement obligation	1,306	2,452	1,317
Interest expense	9,952	12,615	9,327

	135,885	318,230	493,655

Gain on legal settlement	12,400	—	—
Loss on early extinguishment of debt	(5,973)	—	—
Gain on sale of assets	—	485	26,812
Other income (expense)	(1,080)	(5,955)	344

Income (loss) from operations	48,756	(104,825)	(152,541)

Income tax expense (benefit)	1,630	(14,635)	(55,581)

Net income (loss)	47,126	(90,190)	(96,960)

Preferred stock dividend	5,139	5,140	5,140

Net income (loss) available to common stockholders	$41,987	$(95,330)	$(102,100)

Earnings per common share:
Basic
Net income (loss) per share	$0.67	$(1.72)	$(2.08)

Diluted
Net income (loss) per share	$0.66	$(1.72)	$(2.08)

Weighted average number of common shares:
Basic	61,415	55,363	48,971
Diluted	61,789	55,363	48,971
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$47,126	$(90,190)	$(96,960)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	1,630	(14,635)	(55,581)
Depreciation, depletion and amortization	59,326	84,772	134,340
Ceiling test writedown	—	156,134	266,156
Non-cash gain on legal settlement	(4,164)	—	—
Loss on early extinguishment of debt	5,973	—	—
Gain on sale of assets	—	(485)	(26,812)
Accretion of asset retirement obligation	1,306	2,452	1,317
Pipe inventory impairment	—	913	—
Share-based compensation expense	7,137	6,328	9,582
Amortization costs and other	1,334	1,512	1,492
Payments to settle asset retirement obligations	(6,274)	(1,803)	(19,377)
Changes in working capital accounts:
Revenue receivable	3,071	3,617	2,746
Joint interest billing receivable	(401)	11,937	(1,323)
Prepaid drilling and pipe costs	9,180	14,828	(35,973)
Accounts payable and accrued liabilities	3,368	(51,375)	(4,567)
Advances from co-owners	4,301	(1,687)	(7,521)
Other	(1,269)	(496)	1,542

Net cash provided by operating activities	131,644	121,822	169,061

Cash flows from investing activities:
Investment in oil and gas properties	(103,926)	(63,420)	(325,936)
Investment in gas gathering assets	—	(204)	(6,204)
Proceeds from sale of gathering assets, net of expenses	—	—	43,170
Proceeds from sale of unevaluated properties	22,473	—	—
Proceeds from sale of oil and gas properties and other	35,000	7,451	2,256

Net cash used in investing activities	(46,453)	(56,173)	(286,714)

Cash flows from financing activities:
Net proceeds from (payments for) share based compensation	(210)	(366)	1,597
Deferred financing costs	(12)	(114)	(1,450)
Proceeds from common stock offering	—	38,036	—
Costs of common stock offering	—	(258)	—
Payment of preferred stock dividend	(5,137)	(5,139)	(5,439)
Repayment of bank borrowings	(29,000)	(101,000)	(128,000)
Proceeds from bank borrowings	—	—	258,000
Redemption of 10 3/8% Senior Notes	(150,000)	—	—
Costs to redeem 10 3/8% Senior Notes	(4,187)	—	—
Proceeds from issuance of 10% Senior Notes	150,000	—	—
Costs to issue 10% Senior Notes	(4,180)	—	—

Net cash provided by (used in) financing activities	(42,726)	(68,841)	124,708

Net increase (decrease) in cash and cash equivalents	42,465	(3,192)	7,055
Cash and cash equivalents at beginning of period	20,772	23,964	16,909

Cash and cash equivalents at end of period	$63,237	$20,772	$23,964

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$11,195	$20,335	$17,851

Income taxes	$192	$227	$—

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Stockholders’ Equity
(Amounts in Thousands)

				Other	Retained	Total
	Common	Preferred	Paid-In	Comprehensive	Earnings	Stockholders’
	Stock	Stock	Capital	Income (Loss)	(Deficit)	Equity

December 31, 2007	$48	$1	$204,979	$(435)	$97,724	$302,317
Options exercised	1	—	1,896	—	—	1,897

Retirement of shares upon vesting of restricted stock	—	—	(300)	—	—	(300)

Share-based compensation expense	—	—	9,582	—	—	9,582

Non-cash compensation	—	—	96	—	—	96

Derivative fair value adjustment, net of tax	—	—	—	25,995	—	25,995

Preferred stock dividend	—	—	—	—	(5,140)	(5,140)

Net loss	—	—	—	—	(96,960)	(96,960)

December 31, 2008	$49	$1	$216,253	$25,560	$(4,376)	$237,487

Options exercised	—	—	65	—	—	65

Retirement of shares upon vesting of restricted stock	—	—	(431)	—	—	(431)

Issuance of common stock	12	—	37,766	—	—	37,778

Share-based compensation expense	—	—	6,328	—	—	6,328

Derivative fair value adjustment, net of tax	—	—	—	(23,792)	—	(23,792)

Preferred stock dividend	—	—	—	—	(5,140)	(5,140)

Net loss	—	—	—	—	(90,190)	(90,190)

December 31, 2009	$61	$1	$259,981	$1,768	$(99,706)	$162,105

Options exercised	1	—	296	—	—	297

Retirement of shares upon vesting of restricted stock	—	—	(507)	—	—	(507)

Share-based compensation expense	—	—	7,137	—	—	7,137

Derivative fair value adjustment, net of tax	—	—	—	(2,857)	—	(2,857)

Preferred stock dividend	—	—	—	—	(5,139)	(5,139)

Net income	—	—	—	—	47,126	47,126

December 31, 2010	$62	$1	$266,907	$(1,089)	$(57,719)	$208,162

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in Thousands)

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$47,126	$(90,190)	$(96,960)
Change in fair value of derivative instruments, accounted for as hedges, net of tax benefit (expense) of $1,028, $13,983 and ($15,267), respectively	(2,857)	(23,792)	25,995

Comprehensive income (loss)	$44,269	$(113,982)	$(70,965)

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Summary of Significant Accounting Policies
PetroQuest Energy, Inc. (a Delaware Corporation) (“PetroQuest” or the “Company”) is an independent oil and gas company headquartered in Lafayette, Louisiana with exploration offices in Houston, Texas and Tulsa, Oklahoma. It is engaged in the exploration, development, acquisition and operation of oil and gas properties in Oklahoma, Arkansas, Wyoming and Texas as well as onshore and in the shallow waters offshore the Gulf Coast Basin.
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
Reserve Estimates and Oil and Gas Properties
On December 29, 2008, the SEC adopted revised rules related to modernizing accounting and disclosure requirements for oil and natural gas companies. The revised disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The revised rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The revised disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. A significant change to the rules involves the pricing at which reserves are measured. The revised rules utilize a 12-month average price using beginning of the month pricing during the 12-month period prior to the ending date of the balance sheet to report oil and natural gas reserves rather than year-end prices. In addition, the 12-month average will also be used to measure ceiling test impairments and to compute depreciation, depletion and amortization. The revised rules were effective for reserve estimates beginning December 31, 2009.
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
Depreciation, depletion and amortization of oil and gas properties is computed using the unit-of-production method based on estimated proved reserves. All costs associated with evaluated oil and gas properties, including an estimate of future development costs associated therewith, are included in the depreciable base. The costs of investments in unevaluated properties are excluded from this calculation until the costs are evaluated and proved reserves established or impaired. Proved oil and gas reserves are estimated annually by independent petroleum engineers.
The capitalized costs of proved oil and gas properties cannot exceed the present value of the estimated net cash flow from proved reserves based on first of the month average twelve-month oil and gas prices, including the effect of hedges in place (the full cost ceiling). If the capitalized costs of proved oil and gas properties exceed the full cost ceiling, the Company is required to write-down the value of its oil and gas properties to the full cost ceiling amount. The Company follows the provisions of Staff Accounting Bulletin (“SAB”) No. 106, regarding the application of ASC Topic 410-20 by companies following the full cost accounting method. SAB No. 106 indicates that estimated future dismantlement and abandonment costs that are recorded on the balance sheet are to be included in the costs subject to the full cost ceiling limitation. The estimated future cash outflows associated with settling the recorded asset retirement obligations should be excluded from the computation of the present value of estimated future net revenues used in applying the ceiling test.

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
Accounts Receivable and Other Accrued Liabilities
In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. As of December 31, 2010 and 2009, the Company had $0.6 million recorded related to an allowance for doubtful accounts. Other accrued liabilities at December 31, 2010 and 2009 included $6.3 million and $3.5 million, respectively, related to accrued incentive compensation costs.
Drilling Pipe Inventory
Drilling pipe inventory, which is included in current assets, consists of tubular goods and pipe that the Company either utilizes in its ongoing exploration and development activities or has available for sale. The cost basis of drilling pipe inventory to be utilized is depreciated as a component of oil and gas properties once the inventory is used in drilling or other capitalized operations. At December 31, 2010, the pipe inventory that the Company has available for sale had a value of $0.5 million, which reflects the lower of cost or market.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740. Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures are capitalized and depreciated, depleted and amortized on the unit-of-production method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, the Company may use certain provisions of the Internal Revenue Code which allow capitalization of intangible drilling costs. Other financial and income tax reporting differences occur primarily as a result of statutory depletion.
Revenue Recognition
The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 2010 and 2009 were not significant.

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

	Year Ended December 31,
	2010		2009		2008
Shell Trading Co.	19%		17%		(a )
Texon LP	17%		17%		23%
Laclede Energy	17%		12%		11%
Gary Williams	10%		(a	)	(a )
Atmos Energy	(a	)	13%		(a )
Louis Dreyfus Corporation	(a	)	(a	)	11%
Crosstex	(a	)	(a	)	11%
DCP Midstream	(a	)	(a	)	10%

(a)	Less than 10 percent
Fair Value of Financial Instruments
The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates book value at December 31, 2010 and 2009 due to the short-term nature of these accounts. Hedging instruments are reflected as a liability on the balance sheet at an estimated fair value of approximately $1.1 million at December 31, 2010 and as an asset at an estimated fair value of approximately $2.8 million at December 31, 2009, as required under ASC Topic 815. The estimated fair value of the 10% senior notes due 2017 (the “Notes”) at December 31, 2010 was $154.5 million, as compared to the book value of $150 million. At December 31, 2009, the fair value of the 10 3/8% senior notes due 2012 (the “10 3/8 Notes”) was $150 million, while the book value of the 10 3/8% Notes, net of discount, was $149.3 million. The estimated fair value of the Notes was provided by independent brokers using the actual year-end market quotes for the Notes.
Derivative Instruments
Under ASC Topic 815, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. Instruments qualifying for cash flow hedge accounting treatment are recorded as an asset or liability measured at fair value and subsequent changes in fair value are recognized in stockholders’ equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is effective. All of the Company’s derivative instruments qualified for cash flow hedge accounting during 2010, 2009 and 2008. As a result, the changes in fair value of these instruments were recorded to other comprehensive income (loss). The cash settlements of cash flow hedges are recorded as adjustments to oil and gas sales. Oil and gas revenues include additions (reductions) related to the net settlement of hedges totaling $17,538,000, $79,892,000 and ($8,284,000) during 2010, 2009 and 2008, respectively. Instruments not qualifying for hedge accounting treatment are recorded on the balance sheet at fair value and changes in fair value are recognized in earnings as derivative expense (income).
The Company’s hedges are specifically referenced to NYMEX prices. The effectiveness of hedges is evaluated at the time the contracts are entered into, as well as periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices received from the designated production. Through this analysis, the Company is able to determine if a high correlation exists between the prices received for its designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2010, the Company’s hedging contracts were considered effective cash flow hedges. See Note 8 for further discussion of the Company’s derivative instruments.

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
Note 4 — Woodford Joint Development Agreement
In May 2010, PetroQuest Energy, L.L.C. entered into a joint development agreement with WSGP Gas Producing LLC (WSGP), a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of the Company’s Woodford proved undeveloped reserves (PUDs) as well as the right to earn 50% of the Company’s undeveloped Woodford acreage position through a two phase drilling program. The Company received $57.4 million in cash at closing, net of $2.6 million in fees incurred in relation to the transaction. The Company recorded a receivable of approximately $14 million, included in other receivable in the balance sheet, related to additional proceeds to be received on November 30, 2011, which represents a non-cash investing activity for purposes of the Statement of Cash Flows. The Company recorded the total consideration of approximately $71 million as an adjustment to capitalized costs with no gain or loss recognized. If certain production performance metrics are achieved, the Company will receive an additional $14 million during the drilling program. Additionally, WSGP will fund a share of the Company’s future drilling costs under a long-term drilling program.

Note 5 — Earnings Per Share
Effective January 1, 2009, the Company adopted the provisions of ASC Topic 260-10-45. As a result of adoption, the Company’s earnings per share for 2010 and 2009 have been calculated in accordance with ASC Topic 260-10-45 and the Company retrospectively adjusted the calculation of earnings per share for the 2008 period. The previously reported basic and diluted loss per share for 2008 was $2.08.
A reconciliation between basic and diluted earnings (loss) per share computations (in thousands, except per share amounts) is as follows:

	Income	Shares	Per
For the Year Ended December 31, 2010	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$41,987	61,415
Attributable to participating securities	(1,029)	—

BASIC EPS	$40,958	61,415	$0.67

Net income available to common stockholders	$41,987	61,415
Effect of dilutive securities:
Stock options	—	374
Attributable to participating securities	(1,023)	—

DILUTED EPS	$40,964	61,789	$0.66

	Loss	Shares	Per
For the Year Ended December 31, 2009	(Numerator)	(Denominator)	Share Amount

Net loss available to common stockholders	$(95,330)	55,363	$(1.72)

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Series B preferred stock	—	—

DILUTED EPS	$(95,330)	55,363	$(1.72)

	Loss	Shares	Per
For the Year Ended December 31, 2008	(Numerator)	(Denominator)	Share Amount

Net loss available to common stockholders	$(102,100)	48,971	$(2.08)

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Series B preferred stock	—	—

DILUTED EPS	$(102,100)	48,971	$(2.08)

Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares during 2010, 2009 and 2008 were not included in the computation of diluted earnings per share because the inclusion would have been anti-dilutive. No restricted stock or stock options were included in the computation of diluted earnings per share for the years ended December 31, 2009 or 2008, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for the periods. Options to purchase 1.7 million shares of common stock were outstanding during the year ended December 31, 2010 and were not included in the computation of diluted earnings per share because the options’ exercise prices were in excess of the average market price of the common shares.

Note 6 — Share Based Compensation
The Company accounts for share-based compensation in accordance with ASC Topic 718. Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Years Ended
	December 31,
	2010	2009	2008
Stock options:
Incentive Stock Options	$793	$835	$1,316
Non-Qualified Stock Options	2,081	2,024	2,729
Restricted stock	4,263	3,469	5,537

Share-based compensation	$7,137	$6,328	$9,582

During the years ended December 31, 2010, 2009 and 2008, the Company recorded income tax benefits of approximately $2.4 million, $2 million and $3.1 million, respectively, related to share-based compensation expense recognized during those periods. Share-based compensation expense for the year ended December 31, 2010 included a charge of approximately $0.5 million related to the voluntary early cancellation of certain stock options and accelerated recognition of associated compensation expense. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for any periods presented.
At December 31, 2010, the Company had $5.1 million of unrecognized compensation cost related to granted restricted stock and stock options. This amount will be recognized as an expense over a weighted average period of approximately two years.
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
The following table outlines the assumptions used in computing the fair value of stock options granted during 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	78.2% – 80.3%	75.5% – 78.4%	54.9% – 69.8%
Risk-free rate	1.5% – 3.0%	2.3% – 2.5%	1.7% – 3.6%
Expected term	6 years	6 years	6 years
Forfeiture rate	5.0%	5.0%	5.0%

Stock options granted (1)	69,500	638,486	563,900
Wgtd. avg. grant date fair value per share	$4.21	$4.77	$9.45
Fair value of grants (1)	$293,000	$3,045,000	$5,330,000

(1)	Prior to applying estimated forfeiture rate

The following table details stock option activity during the year ended December 31, 2010:

				Aggregate
	Number of	Wgtd. Avg.	Wgtd. Avg.	Intrinsic
	Options	Exercise Price	Remaining Life	Value (000’s)

Outstanding at beginning of year	3,126,758	$8.91
Granted	69,500	6.08
Expired/cancelled/forfeited (1)	(1,440,707)	13.67
Exercised	(130,000)	2.51

Outstanding at end of year	1,625,551	5.09	5.7 years	$3,914

Options exercisable at end of year	1,121,400	$4.29	4.3 years	$3,601
Options expected to vest	478,943	6.87	8.6 years	$297

(1)	During 2010, 1,438,782 stock options having a weighted average exercise price of $13.69 were voluntarily cancelled by certain employees and directors.
The intrinsic value of options exercised during 2010 and 2008 totaled approximately $0.5 million and $9 million, respectively. The intrinsic value of options exercised during 2009 was immaterial.
The following table summarizes information regarding stock options outstanding at December 31, 2010:

Range of	Options	Wgtd. Avg.	Wgtd. Avg.	Options	Wgtd. Avg.
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	12/31/10	Contractual Life	Price	12/31/10	Price
$1.53 – $3.17	523,167	2.9 years	$2.93	523,167	$2.93
$3.17 – $4.88	260,065	4.0 years	$3.57	233,400	$3.42
$4.88 – $6.72	218,833	5.7 years	$5.91	145,333	$5.84
$6.72 – $13.44	623,486	8.7 years	$7.25	219,500	$7.44

	1,625,551	5.7 years	$5.09	1,121,400	$4.29

Restricted Stock
The Company computes the fair value of its service based restricted stock using the closing price of the Company’s stock at the date of grant, and compensation expense is recognized assuming a 5% estimated forfeiture rate. Restricted stock granted to employees generally vests over a five-year period with one-fourth vesting on each of the first, second, third and fifth anniversaries of the date of the grant. No portion of the restricted stock vests on the fourth anniversary of the date of the grant. Restricted stock granted to directors generally vests evenly over a three year period. Upon a change in control of the Company, all outstanding shares of restricted stock will become immediately vested. Compensation expense related to restricted stock is recognized over the vesting period using the accelerated expense attribution method. Periodically, the Company adjusts compensation expense based on the difference between actual and estimated forfeitures.

The following table details restricted stock activity during 2010:

		Wgtd. Avg.
	Number of	Fair Value
	Shares	per Share

Outstanding at beginning of year	1,446,267	$7.58
Granted	590,207	5.44
Expired/cancelled/forfeited	(44,850)	7.17
Lapse of restrictions	(352,815)	7.42

Outstanding at December 31, 2010 (1)	1,638,809	$6.86

(1)
At December 31, 2010, the weighted average remaining life of restricted stock outstanding was 3 years and the intrinsic value of restricted stock outstanding, using the closing stock price on December 31, 2010, was $12.3 million.

Note 7 — Asset Retirement Obligations
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
The following table summarizes the changes to the Company’s asset retirement obligation liability (in thousands):

	Years Ended December 31,
	2010	2009

Asset retirement obligation, beginning of period	$23,916	$25,633
Liabilities incurred	275	58
Liabilities settled	(7,362)	(1,803)
Accretion expense	1,306	2,452
Revisions in estimates	6,457	(2,424)

Asset retirement obligation, end of period	24,592	23,916
Less: current portion of asset retirement obligation	(1,517)	(4,517)

Long-term asset retirement obligation	$23,075	$19,399

Liabilities settled during 2010 included two offshore fields that were completely decommissioned and the liability for an additional offshore platform in the amount of $1.1 million that was transferred to a third party related to a farmout, which represents a non-cash investing activity for purposes of the Statement of Cash Flows. Revisions in estimates during 2010 primarily represent increased cost estimates to decommission the Company’s offshore fields and plug and abandonment the related wells.
Note 8 — Derivatives
As of December 31, 2010, the Company had entered into the following oil and natural gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2011	Costless Collar	10,000 Mmbtu	$4.00 – 4.87
Crude Oil:
2011	Costless Collar	250 Bbl	$80.00 – 90.10

At December 31, 2010, the Company had a liability of $1.1 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of December 31, 2010, the Company would realize a $0.7 million loss, net of taxes, as a decrease to gas sales during the next 12 months. These losses are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $17,538,000, $74,333,000 and ($6,160,000) and oil hedges of zero, $5,559,000 and ($2,124,000) for the years ended December 31, 2010, 2009 and 2008, respectively.
During January, 2011, we entered into the following additional gas hedge contract accounted for as a cash flow hedge:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
February – December 2011	Costless Collar	5,000 Mmbtu	$4.50 – 4.96
All of the Company’s derivative instruments at December 31, 2010, 2009 and 2008 were designated as hedging instruments under ASC Topic 815. The following tables reflect the fair value of the Company’s derivative instruments in the consolidated financial statements as of and for the years ended 2010, 2009 and 2008 (in thousands):
Effect of Derivative Instruments on the Consolidated Balance Sheet at December 31, 2010 and 2009:

	Commodity Derivatives
	Balance Sheet
Period	Location	Fair Value
December 31, 2010	Hedging liability	$(1,089)

December 31, 2009	Hedging asset	$2,796

Effect of Derivative Instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2010, 2009 and 2008:

	Commodity Derivatives
	Amount of Gain (Loss)	Location of	Amount of Gain (Loss)
	Recognized in Other	Gain (Loss) Reclassified	Reclassified into
Period	Comprehensive Income (Loss)	into Income	Income

December 31, 2010	$(2,857)	Oil and gas sales	$17,538

December 31, 2009	$(23,792)	Oil and gas sales	$79,892

December 31, 2008	$25,995	Oil and gas sales	$(8,284)

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

With the adoption of ASC Topic 820, the Company classified its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at December 31, 2010 were in the form of costless collars based on NYMEX pricing. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements Using
	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
Instrument	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Commodity Derivatives – 2010	—	$(1,089)	—

Commodity Derivatives – 2009	—	$2,796	—
Note 9 — Long-Term Debt
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
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At December 31, 2010, $5.5 million had been accrued in connection with the March 1, 2011 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. In connection with the retirement of the 10 3/8% Senior Notes in August 2010, the maturity date of the Credit Agreement was automatically extended to October 2, 2013. As of December 31, 2010 the Company had no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement and availability of $100 million.
The borrowing base under the Credit Agreement, is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. The current borrowing base is $100 million effective September 29, 2010. The next borrowing base redetermination is scheduled to occur by March 31, 2011. The Company or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
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

The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of December 31, 2010, the Company was in compliance with all of the covenants contained in the Credit Agreement.
Note 10 — Related Party Transactions
Three of the Company’s senior officers, Charles T. Goodson, Stephen H. Green, and Mark K. Stover, or their affiliates, are working interest owners and overriding royalty interest owners and E. Wayne Nordberg and William W. Rucks, IV, two of the Company’s directors, are working interest owners in certain properties operated by the Company or in which the Company also holds a working interest. As working interest owners, they are required to pay their proportionate share of all costs and are entitled to receive their proportionate share of revenues in the normal course of business. As overriding royalty interest owners they are entitled to receive their proportionate share of revenues in the normal course of business.
During 2010, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson, Green, Stover or their affiliates, in the amounts of $103,000, $520,000 and $261,000 and with respect to Mr. Nordberg, costs billed exceeded revenues disbursed in the amount of $100. During 2009, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson, Green, Stover and Nordberg, or their affiliates, in the amounts of $218,000, $559,000, $64,000 and $7,000 and with respect to Mr. Rucks, costs in the amount of $43,000 were billed with no revenue disbursed. During 2008, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson, Green, Stover and Nordberg, or their affiliates, in the amounts of $2,876,000, $1,206,000, $249,000 and $4,000, respectively. With respect to Mr. Goodson, gross revenues attributable to interests, properties or participation rights held by him prior to joining the Company as an officer and director on September 1, 1998 represent substantially all of the gross revenue received by him in 2010.
In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. At December 31, 2010, the Company’s joint interest billing receivable included approximately $17,000 from the related parties discussed above or their affiliates, attributable to their share of costs. This represents less than 1% of the Company’s total joint interest billing receivable at December 31, 2010.
Periodically, the Company charters private aircraft for business purposes. During 2010, 2009 and 2008, the Company paid approximately $169,400, $13,500 and $6,700, respectively, to a third party operator in connection with the Company’s use of flight hours owned by Charles T. Goodson through a fractional ownership arrangement with the third party operator. These amounts represent the cost of the hours purchased by Mr. Goodson. The Company’s use of flight hours purchased by Mr. Goodson was pre-approved by the Company’s Audit Committee and there is no agreement or obligation by or on behalf of the Company to utilize this or any other aircraft arrangement.
Note 11 — Ceiling Test
The Company uses the full cost method to account for its oil and natural gas operations. Accordingly, the costs to acquire, explore for and develop oil and natural gas properties are capitalized. Capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, including the effects of cash flow hedges in place, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to ceiling test write down of oil and gas properties in the quarter in which the excess occurs. The Company recorded $156.1 million and $266.2 million of ceiling test write-downs during 2009 and 2008, respectively.

Note 12 — Investment in Oil and Gas Properties
The following tables disclose certain financial data relative to the Company’s oil and gas producing activities, which are located onshore and offshore the continental United States:
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
(amounts in thousands)

	For the Year-Ended December 31,
	2010	2009	2008
Acquisition costs:
Proved	$10,421	$427	$3,014
Unproved	11,310	1,592	58,826
Divestitures — unproved (1)	(36,139)	—	—
Exploration costs:
Proved	34,310	16,495	149,811
Unproved	10,384	3,249	6,048
Development costs	34,286	19,333	118,891
Capitalized general and administrative and interest costs	19,665	18,009	21,181

Total costs incurred	$84,237	$59,105	$357,771

	For the Year-Ended December 31,
	2010	2009	2008
Accumulated depreciation, depletion and amortization (DD&A)
Balance, beginning of year	$(1,082,381)	$(832,290)	$(432,530)
Provision for DD&A	(58,172)	(83,613)	(131,348)
Ceiling test writedown	—	(156,134)	(266,156)
Sale of proved properties and other (1)	(35,000)	(10,344)	(2,256)

Balance, end of year	$(1,175,553)	$(1,082,381)	$(832,290)

DD&A per Mcfe	$1.88	$2.44	$3.89

(1)	During 2010, the Company recorded $71 million in consideration from its Woodford joint development agreement (See Note 4).
At December 31, 2010 and 2009, unevaluated oil and gas properties totaled $54,851,000 and $108,079,000, respectively, and were not subject to depletion. Unevaluated costs at December 31, 2010 included $10,384,000 of costs related to 28 exploratory wells in progress at year-end. These costs will be transferred to evaluated oil and gas properties during 2011 upon the completion of drilling. At December 31, 2009, unevaluated costs included $3,249,000 related to exploratory wells in progress. All of these costs were transferred to evaluated oil and gas properties during 2010. The Company capitalized $7,771,000, $8,679,000 and $10,525,000 of interest during 2010, 2009 and 2008, respectively. Of the total unevaluated oil and gas property costs of $54,851,000 at December 31, 2010, $22,282,000 or 40%, was incurred in 2010, $6,938,000, or 13%, was incurred in 2009 and $25,631,000 or 47% was incurred in prior years. The Company expects that the majority of the unevaluated costs at December 31, 2010 will be evaluated within the next three years, including $19,231,000 that the Company expects to be evaluated during 2011.
Note 13 — Income Taxes
The Company follows the provisions of ASC Topic 740 which provides for recognition of deferred tax assets and liabilities for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards, net of a valuation allowance for any asset for which it is more likely than not will not be realized in the Company’s tax return. As a result of the ceiling test write-downs realized during 2009 and 2008, the Company has incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance with respect to a portion of its deferred tax assets. The valuation allowance was $3.2 million and $23.3 million as of December 31, 2010 and 2009, respectively.

An analysis of the Company’s deferred taxes follows (amounts in thousands):

	December 31,
	2010	2009

Net operating loss carryforwards	$4,737	$6,697
Percentage depletion carryforward	3,596	3,344
Alternative minimum tax credit	776	201
Contributions carryforward and other	90	65
Temporary differences:
Oil and gas properties — full cost	(10,141)	8,803
Hedges	405	(1,040)
Share-based compensation	3,732	5,209
Valuation allowance	(3,195)	(23,279)

Deferred tax liability	$—	$—

At December 31, 2010, the Company had approximately $24,014,000 of operating loss carryforwards, of which $11,280,000 relates to excess tax benefits with respect to share-based compensation that have not been recognized. If not utilized, approximately $4,550,000 of such carryforwards would expire in 2023 and the remainder would completely expire by the year 2026. The Company has available for tax reporting purposes $10,274,000 in statutory depletion deductions that may be carried forward indefinitely.
Income tax expense (benefit) for each of the years ended December 31, 2010, 2009 and 2008 was different than the amount computed using the Federal statutory rate (35%) for the following reasons (amounts in thousands):

	For the Year-Ended December 31,
	2010	2009	2008
Amount computed using the statutory rate	$17,065	$(36,689)	$(53,389)
Increase (reduction) in taxes resulting from:
State & local taxes	1,073	(2,306)	(3,357)
Percentage depletion carryforward	(252)	(725)	310
Allowance for alternative minimum tax	575	—	—
Non-deductible stock option expense (1)	295	311	490
Share-based compensation (2)	3,041	1,334	—
Other	321	161	365
Change in valuation allowance	(20,488)	23,279	—

Income tax expense (benefit)	$1,630	$(14,635)	$(55,581)

(1)	Relates to compensation expense recognized on the vesting of Incentive Stock Options

(2)	Relates to the write-off of deferred tax assets associated with share based compensation that will not be recognized for tax purposes.
Note 14 — Commitments and Contingencies
The Company is a party to ongoing litigation in the normal course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material. However, at December 31, 2010 the Company had accrued $2.25 million in connection with estimated liabilities related to certain legal matters.
In January 2010, the Company recorded a gain relative to a $9 million cash settlement received from a lawsuit that was originally filed by the Company in 2008 relating to disputed interests in certain oil and gas assets purchased in 2007. The gain was reduced by approximately $0.8 million of costs incurred by the Company directly related to the settlement. In addition to the cash proceeds received, the Company was assigned additional working interests in certain producing properties. The Company recorded an additional $4.2 million non-cash gain representing the estimated fair market value of those interests on the effective date of the settlement, which represents a non-cash investing activity for purposes of the Statement of Cash Flows.
A portion of the production that the Company operates in Oklahoma is committed to a firm transportation agreement. Under the terms of the agreement, the Company must deliver 9.1 Bcf of natural gas per year through October 31, 2013.

Lease Commitments
The Company has operating leases for office space and equipment, which expire on various dates through 2017.
Future minimum lease commitments as of December 31, 2010 under these operating leases are as follows (in thousands):

2011	$1,167
2012	1,060
2013	376
2014	227
2015	216
Thereafter	321

$3,367

Total rent expense under operating leases was approximately $1,090,000, $1,082,000 and $965,000 in 2010, 2009 and 2008, respectively.
Note 15 — Oil and Gas Reserve Information — Unaudited
The Company’s net proved oil and gas reserves at December 31, 2010 have been estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission.
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
On December 29, 2008, the SEC issued a revision to Staff Accounting Bulletin 113 (“SAB 113”) which established guidelines related to modernizing accounting and disclosure requirements for oil and natural gas companies. The revised disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The revised rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The revised disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. A significant change to the rules involves the pricing at which reserves are measured. The revised rules utilize a historical 12-month average price based on beginning of the month pricing during the 12-month period prior to the ending date of the balance sheet to report oil and natural gas reserves rather than year-end prices. In addition, the 12-month average will also be used to measure ceiling test impairments and to compute depreciation, depletion and amortization. The revised rules are effective for reserve estimates beginning December 31, 2009.
During 2010, the Company’s estimated proved reserves increased by 8%. This increase was primarily due to successful drilling programs in Oklahoma in the Woodford Shale and in Arkansas in the Fayetteville Shale. Additionally, reserves increased due to positive performance and price revisions from the Company’s Oklahoma and Arkansas assets. Partially offsetting these increases was the sale of approximately 29 Bcfe of Woodford Shale PUDs to WSGP (See Note 4). In total, the Company added approximately 30 Bcfe of proved reserves in Oklahoma during 2010. Overall, the Company had a 97% drilling success rate during 2010 on 102 gross wells drilled.

The following table sets forth an analysis of the Company’s estimated quantities of net proved and proved developed oil (including condensate) and gas reserves, all located onshore and offshore the continental United States:

	Oil	NGL	Natural Gas	Total
	in	in	in	Reserves
	MBbls	MMcfe	MMcf	in MMcfe
Proved reserves as of December 31, 2007	2,342	13,314	129,154	156,520
Revisions of previous estimates	(21)	1,453	(12,579)	(11,252)
Extensions, discoveries and other additions	499	1,314	68,486	72,794
Purchase of producing properties	62	—	1,047	1,419
Sale of reserves in place	—	—	(295)	(295)
Production	(681)	(2,676)	(27,032)	(33,794)

Proved reserves as of December 31, 2008	2,201	13,405	158,781	185,392
Revisions of previous estimates	321	(664)	(9,953)	(8,691)
Extensions, discoveries and other additions	9	300	39,003	39,357
Sale of reserves in place	—	—	(2,913)	(2,913)
Production	(600)	(2,533)	(28,065)	(34,198)

Proved reserves as of December 31, 2009	1,931	10,508	156,853	178,947
Revisions of previous estimates	187	187	20,958	22,267
Extensions, discoveries and other additions	168	150	47,681	48,839
Purchase of producing properties	—	—	2,336	2,336
Sale of reserves in place	—	—	(28,761)	(28,761)
Production	(663)	(2,472)	(24,501)	(30,951)

Proved reserves as of December 31, 2010	1,623	8,373	174,566	192,677

Proved developed reserves

As of December 31, 2008	2,030	9,326	114,691	136,197

As of December 31, 2009	1,775	7,134	93,294	111,078

As of December 31, 2010	1,474	6,078	110,599	125,521

The following tables (amounts in thousands) present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the FASB. Future production and development costs are based on current costs with no escalations. Estimated future cash flows have been discounted to their present values based on a 10% annual discount rate.
Standardized Measure

	December 31,
	2010	2009	2008

Future cash flows	$810,131	$614,293	$889,732
Future production costs	(223,175)	(193,427)	(275,117)
Future development costs	(144,451)	(148,595)	(148,167)
Future income taxes	(41,156)	(3,166)	(14,479)

Future net cash flows	401,349	269,105	451,969

10% annual discount	(164,974)	(94,817)	(137,182)

Standardized measure of discounted future net cash flows	$236,375	$174,288	$314,787

Changes in Standardized Measure

	Year Ended December 31,
	2010	2009	2008

Standarized measure at beginning of year	$174,288	$314,787	$447,258
Sales and transfers of oil and gas produced, net of production costs	(117,572)	(95,555)	(259,950)
Changes in price, net of future production costs	93,702	(100,150)	(172,214)
Extensions and discoveries, net of future production and development costs	42,028	2,790	147,089
Changes in estimated future development costs, net of development costs incurred during this period	5,803	38,407	36,567
Revisions of quantity estimates	46,373	(15,045)	(25,037)
Accretion of discount	17,700	32,719	54,065
Net change in income taxes	(16,568)	9,698	80,988
Purchase of reserves in place	1,478	—	1,944
Sale of reserves in place	(798)	(2,138)	(1,378)
Changes in production rates (timing) and other	(10,059)	(11,225)	5,455

Standardized measure at end of year	$236,375	$174,288	$314,787

The weighted average prices of oil, Ngls and gas used for the above tables at December 31, 2010, 2009 and 2008 were $79.72, $60.57 and $41.53 per barrel of oil, respectively, $7.00, $4.89 and $4.15 per Mcfe of natural gas liquids, respectively, and $3.56, $2.84 and $4.68 per Mcf of natural gas, respectively.

Note 16 — Summarized Quarterly Financial Information — Unaudited
Summarized quarterly financial information is as follows (amounts in thousands except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2010:
Revenues	$47,614	$41,918	$46,285	$43,477
Income from operations	27,106	9,046	6,525	6,079
Net income available to common stockholders	29,717	5,248	4,939	2,083
Earnings per share:
Basic	$0.47	$0.08	$0.08	$0.03
Diluted	$0.46	$0.08	$0.08	$0.03

2009:
Revenues	$59,449	$55,261	$50,254	$53,911
Income (loss) from operations (1)	(100,476)	17,184	13,616	(35,149)
Net income (loss) available to common stockholders (1)	(66,957)	7,746	4,453	(40,572)
Earnings (loss) per share:
Basic	$(1.36)	$0.15	$0.07	$(0.66)
Diluted	$(1.36)	$0.15	$0.07	$(0.66)

(1)
Loss from operations and net loss available to common stockholders reported during the three months ended March 31 and December 31, 2009 include non-cash ceiling test write-downs of $103.5 million and $52.6 million, respectively.