Form 10-Q
period 2011-03-31
PETROQUEST ENERGY INC
filed 2011-05-05
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

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
Yes ☐     No ☑
As of May 3, 2011, there were 63,163,460 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$55,022	$63,237
Revenue receivable	13,346	13,386
Joint interest billing receivable	21,486	12,193
Other receivable	13,851	13,795
Prepaid drilling costs	2,451	789
Drilling pipe inventory	7,386	11,711
Other current assets	4,195	1,827

Total current assets	117,737	116,938

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,453,952	1,433,642
Unevaluated oil and gas properties	59,426	54,851
Accumulated depreciation, depletion and amortization	(1,195,295)	(1,175,553)

Oil and gas properties, net	318,083	312,940
Gas gathering assets	4,177	4,177
Accumulated depreciation and amortization of gas gathering assets	(1,571)	(1,496)

Total property and equipment	320,689	315,621

Other assets, net of accumulated depreciation and amortization of $6,824 and $6,435, respectively	6,143	6,958

Total assets	$444,569	$439,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$33,312	$26,097
Advances from co-owners	12,077	7,963
Oil and gas revenue payable	4,529	7,220
Accrued interest and preferred stock dividend	2,446	6,575
Hedge liability	1,817	1,089
Asset retirement obligation	674	1,517
Other accrued liabilities	5,096	7,380

Total current liabilities	59,951	57,841
10% Senior Notes	150,000	150,000
Asset retirement obligation	24,257	23,075
Other liabilities	474	439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 61,834 and 61,565 shares, respectively	62	62
Paid-in capital	267,463	266,907
Accumulated other comprehensive loss	(1,817)	(1,089)
Accumulated deficit	(55,822)	(57,719)

Total stockholders’ equity	209,887	208,162

Total liabilities and stockholders’ equity	$444,569	$439,517

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Oil and gas sales	$41,546	$47,545
Gas gathering revenue	64	69

	41,610	47,614

Expenses:
Lease operating expenses	9,503	9,695
Production taxes	1,162	1,348
Depreciation, depletion and amortization	14,062	14,984
Ceiling test writedown	5,934	—
Gas gathering costs	7	11
General and administrative	4,398	4,509
Accretion of asset retirement obligation	752	468
Interest expense	2,694	1,810

	38,512	32,825

Gain on legal settlement	—	12,400
Other income (expense)	80	(83)

Income from operations	3,178	27,106

Income tax expense (benefit)	1	(3,891)

Net income	3,177	30,997

Preferred stock dividend	1,280	1,280

Net income available to common stockholders	$1,897	$29,717

Earnings per common share:
Basic
Net income per share	$0.03	$0.47

Diluted
Net income per share	$0.03	$0.46

Weighted average number of common shares:
Basic	61,668	61,243

Diluted	63,018	67,382

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,177	$30,997
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	1	(3,891)
Depreciation, depletion and amortization	14,062	14,984
Ceiling test writedown	5,934	—
Non-cash gain on legal settlement	—	(4,164)
Accretion of asset retirement obligation	752	468
Share based compensation expense	1,032	1,982
Amortization costs and other	153	388
Payments to settle asset retirement obligations	(513)	(517)
Changes in working capital accounts:
Revenue receivable	40	583
Joint interest billing receivable	(9,293)	(481)
Accounts payable and accrued liabilities	(1,430)	8,624
Advances from co-owners	4,114	3,105
Other	230	630

Net cash provided by operating activities	18,259	52,708

Cash flows used in investing activities:
Investment in oil and gas properties	(24,701)	(25,587)

Net cash used in investing activities	(24,701)	(25,587)

Cash flows used in financing activities:
Net payments for share based compensation	(476)	(221)
Deferred financing costs	(13)	(2)
Payment of preferred stock dividend	(1,284)	(1,284)
Repayment of bank borrowings	—	(19,000)

Net cash used in financing activities	(1,773)	(20,507)

Net (decrease) increase in cash and cash equivalents	(8,215)	6,614
Cash and cash equivalents, beginning of period	63,237	20,772

Cash and cash equivalents, end of period	$55,022	$27,386

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,003	$171

Income taxes	$1	$—

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2011	2010

Net income	$3,177	$30,997
Change in fair value of derivative instruments, accounted for as hedges, net of tax benefit (expense) of zero, and ($3,891), respectively	(728)	6,569

Comprehensive income	$2,449	$37,566

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Basis of Presentation
The consolidated financial information for the three-month periods ended March 31, 2011 and 2010, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2011 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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

Note 3 — Earnings Per Share
The Company accounts for earnings per share in accordance with ASC Topic 260-10-45. A reconciliation between basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

	Income	Shares	Per
For the Three Months Ended March 31, 2011	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$1,897	61,668
Attributable to participating securities	(45)	—

BASIC EPS	$1,852	61,668	$0.03

Net income available to common stockholders	$1,897	61,668
Effect of dilutive securities:
Stock options	—	424
Restricted stock	—	926

DILUTED EPS	$1,897	63,018	$0.03

	Income	Shares	Per
For the Three Months Ended March 31, 2010	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$29,717	61,243
Attributable to participating securities	(753)	—

BASIC EPS	$28,964	61,243	$0.47

Net income available to common stockholders	$29,717	61,243
Effect of dilutive securities:
Stock options	—	368
Restricted stock	—	623
Series B preferred stock	1,280	5,148

DILUTED EPS	$30,997	67,382	$0.46

Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares during the three-months ended March 31, 2011 were not included in the computation of diluted earnings per share because the inclusion would have been anti-dilutive. Options to purchase 25,000 and 2,150,000 shares of common stock were outstanding during the periods ended March 31, 2011 and 2010, respectively, and were not included in the computation of diluted earnings per share because the options’ exercise prices were in excess of the average market price of the common shares.
Note 4 — Long-Term Debt
On August 19, 2010, PetroQuest Energy, Inc. issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. The net proceeds of the offering, together with cash on hand, were used to fund the tender offer and consent solicitation and redemption of the Company’s 10⅜% Senior Notes due 2012.
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At March 31, 2011, $1.3 million had been accrued in connection with the September 1, 2011 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 2, 2013. As of March 31, 2011 the Company had no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement and availability of $100 million.

The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. The current borrowing base is $100 million effective April 1, 2011. The next borrowing base redetermination is scheduled to occur by September 30, 2011. The Company or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
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
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of March 31, 2011, the Company was in compliance with all of the covenants contained in the Credit Agreement.
Note 5 — Asset Retirement Obligation
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
The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Asset retirement obligation, beginning of period	$24,592	$23,916
Liabilities incurred	100	—
Liabilities settled	(513)	(517)
Accretion expense	752	468
Revisions in estimated cash flows	—	217

Asset retirement obligation, end of period	24,931	24,084
Less: current portion of asset retirement obligation	(674)	(7,177)

Long-term asset retirement obligation	$24,257	$16,907

Note 6 — Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC Topic 718. Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation for the periods ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Stock options:
Incentive Stock Options	$83	$235
Non-Qualified Stock Options	165	572
Restricted stock	784	1,175

Share based compensation	$1,032	$1,982

Note 7 — Ceiling Test
The Company uses the full cost method to account for its oil and gas operations. Accordingly, the costs to acquire, explore for and develop oil and gas properties are capitalized. Capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, including the effects of cash flow hedges in place, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to ceiling test write down of oil and gas properties in the quarter in which the excess occurs.
At March 31, 2011, the prices used in computing the estimated future net cash flows from the Company’s proved reserves, including the effect of hedges in place at March 31, 2011, averaged $3.45 per Mcfe and $85.38 per barrel. As a result of lower natural gas prices and their negative impact on certain of the Company’s longer-lived estimated proved reserves and estimated future net cash flows, the Company recognized a ceiling test write-down of $5.9 million during the three months ended March 31, 2011. The Company’s cash flow hedges in place at March 31, 2011 reduced the ceiling test write-down by approximately $1.6 million.
Note 8 — Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. The Company accounts for commodity derivatives in accordance with ASC Topic 815. When the conditions for hedge accounting specified in ASC Topic 815 are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative would be recorded in the income statement as derivative income or expense. At March 31, 2011, the Company’s outstanding derivative instruments were considered effective cash flow hedges.
Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $200,000 and $1,531,000 and oil hedges of ($100,000) and zero for the three months ended March 31, 2011 and 2010, respectively.
As of March 31, 2011, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
April-December 2011	Costless Collar	15,000 Mmbtu	$4.17 – 4.90

Crude Oil:
April-December 2011	Costless Collar	500 Bbls	$90.00 – 97.78

At March 31, 2011, the Company recognized a net liability of approximately $1.8 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of March 31, 2011, the Company would realize a $1.1 million loss, net of taxes, during the next 12 months. These losses are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
All of the Company’s derivative instruments at March 31, 2011 were designated as hedging instruments under ASC Topic 815. The following tables reflect the fair value of the Company’s derivative instruments in the consolidated financial statements (in thousands):
Effect of Derivative Instruments on the Consolidated Balance Sheet at March 31, 2011 and December 31, 2010:

	Commodity Derivatives
	Balance Sheet
Period	Location	Fair Value
March 31, 2011	Hedge liability	$(1,817)
December 31, 2010	Hedge liability	$(1,089)
Effect of Derivative Instruments on the Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010:

	Amount of Gain (Loss)	Location of	Amount of Gain
	Recognized in Other	Gain Reclassified	Reclassified into
Instrument	Comprehensive Income	into Income	Income

Commodity Derivatives at March 31, 2011	$(728)	Oil and gas sales	$100
Commodity Derivatives at March 31, 2010	$6,569	Oil and gas sales	$1,531
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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at March 31, 2011 were in the form of costless collars based on NYMEX pricing. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements Using
	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
Instrument	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Commodity Derivatives:
At March 31, 2011	$—	$(1,817)	$—
At December 31, 2010	$—	$(1,089)	$—

Note 9 — Gain on Legal Settlement
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
Note 10 — Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of the ceiling test write-downs recognized, the Company has incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $2.3 million and $3.2 million as of March 31, 2011 and December 31, 2010, respectively.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with operations in Oklahoma, Texas, the Gulf Coast Basin, Arkansas and Wyoming. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations in 1985 through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins.
We have successfully diversified into onshore, longer life basins in Oklahoma, Arkansas, Wyoming and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in Texas through 2010, we have invested approximately $733 million into growing our longer life assets. During the seven year period ended December 31, 2010, we have realized a 94% drilling success rate on 653 gross wells drilled. Comparing 2010 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 220% and estimated proved reserves by 131%. At March 31, 2011, 88% of our estimated proved reserves and 59% of our first quarter 2011 production were derived from our longer life assets.
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
During 2010 we refocused on the key elements of our business strategy with the goal of growing reserves and production in a fiscally prudent manner. Our 2011 capital expenditures, which include capitalized interest and overhead, are expected to range between $115 million and $125 million. In order to maintain our financial flexibility, we plan to fund our 2011 capital expenditures budget with cash flow from operations and $14 million in additional proceeds expected to be received in November 2011 under the Woodford joint development agreement (see Liquidity and Capital Resources-Source of Capital: Joint Ventures). We expect to be able to actively manage our 2011 capital budget in the event commodity prices, or the health of the global financial markets, do not match our expectations.
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

Disclosure requirements under Staff Accounting Bulletin 113 (“SAB 113”) include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. Pricing is based on a 12-month average price using beginning of the month pricing during the 12-month period prior to the ending date of the balance sheet to report oil and natural gas reserves. In addition, the 12-month average will also be used to measure ceiling test impairments and to compute depreciation, depletion and amortization.
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
At March 31, 2011, the prices used in computing the estimated future net cash flows from our proved reserves, including the effect of hedges in place at March 31, 2010, averaged $3.45 per Mcfe and $85.38 per barrel. As a result of lower natural gas prices and their negative impact on certain of our longer-lived estimated proved reserves and estimated future net cash flows, we recognized a ceiling test write-down of $5.9 million during the three months ended March 31, 2011. Our cash flow hedges in place at March 31, 2011 reduced the ceiling test write-down by approximately $1.6 million.
Given the volatility of oil and gas prices, it is probable that our estimate of discounted future net cash flows from proved oil and gas reserves will change in the near term. If oil or gas prices decline, even for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that further write-downs of oil and gas properties could occur in the future.

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
Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At March 31, 2011, our derivative instruments were considered effective cash flow hedges.
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

	Three Months Ended
	March 31,
	2011	2010
Production:
Oil (Bbls)	175,264	144,641
Gas (Mcf)	5,777,340	6,245,248
Ngl (Mcfe)	540,470	614,615
Total Production (Mcfe)	7,369,394	7,727,709

Sales:
Total oil sales	$17,172,700	$11,377,113
Total gas sales	19,125,695	30,772,115
Total ngl sales	5,247,610	5,395,516

Total oil and gas sales	$41,546,005	$47,544,744

Average sales prices:
Oil (per Bbl)	$97.98	$78.66
Gas (per Mcf)	3.31	4.93
Ngl (per Mcfe)	9.71	8.78
Per Mcfe	5.64	6.15
The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of $200,000 and $1,531,000 and oil hedges of ($100,000) and zero for the three months ended March 31, 2011 and 2010, respectively.
Net income available to common stockholders totaled $1,897,000 and $29,717,000 for the quarters ended March 31, 2011 and 2010, respectively. The primary fluctuations were as follows:
Production Total production decreased 5% during the three month period ended March 31, 2011 as compared to the 2010 period. Gas production during the quarter ended March 31, 2011 decreased 7% from the comparable period in 2010. The decrease in gas production was primarily the result of normal production declines in the Gulf Coast area. Because approximately 75% of our 2011 scheduled drilling program is allocated to our longer-life assets, we expect 2011 gas production to approximate 2010 as we continue to experience normal declines in the Gulf Coast area, offset by increased long-lived gas production.
Oil production during the three month period ended March 31, 2011 increased 21% from the 2010 period due to successful recompletions at our Ship Shoal 72 field as well as continued improvements at our Ship Shoal 225 field, which was restored to production in 2010. Our first well in the Niobrara Shale commenced production in the fourth quarter of 2010 and represented 2.5% of our total oil production during the first quarter of 2011. With our entry into the Niobrara Shale and Eagle Ford Shale, which are both typically oil bearing formations, we expect to increase oil production during 2011.
Ngl production during the three month period ended March 31, 2011 decreased 12% from the 2010 period due to the general decline in Gulf Coast gas production.
Prices Including the effects of our hedges, average gas prices per Mcf for the three month period ended March 31, 2011 were $3.31, as compared to $4.93 for the 2010 period. Average oil prices per Bbl for the three months ended March 31, 2011 were $97.98, as compared to $78.66 for the 2010 period and average Ngl prices per Mcfe were $9.71 and $8.78 during 2011 and 2010, respectively. Stated on an Mcfe basis, unit prices received during the three months ended March 31, 2011 were 8% lower than the prices received during the comparable 2010 period.
Revenue Including the effects of hedges, oil and gas sales during the three months ended March 31, 2011 decreased 13% to $41,546,000, as compared to oil and gas sales of $47,545,000 during the 2010 period. The decreased revenue during 2011 was primarily the result of lower gas prices and production realized during the quarter ended March 31, 2011.

Expenses Lease operating expenses for the quarter ended March 31, 2011 decreased to $9,503,000 as compared to $9,695,000 during the 2010 period. Per unit lease operating expenses totaled $1.29 per Mcfe during the three month period ended March 31, 2011 as compared to $1.25 per Mcfe during the 2010 period. Per unit lease operating expenses increased primarily due to the overall reduction in produced volumes. Lease operating expenses in 2011 are expected to generally approximate lease operating expenses in 2010.
General and administrative expenses during the quarter ended March 31, 2011 totaled $4,398,000 as compared to expenses of $4,509,000 during 2010. Included in general and administrative expenses was share-based compensation expense related to ASC Topic 718, as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Stock options:
Incentive Stock Options	$83	$235
Non-Qualified Stock Options	165	572
Restricted stock	784	1,175

Share based compensation	$1,032	$1,982

We capitalized $3,144,000 and $2,624,000 of general and administrative costs during the three month periods ended March 31, 2011 and 2010, respectively. General and administrative expenses in 2011 are expected to approximate 2010 expenses.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three months ended March 31, 2011 totaled $13,809,000, or $1.87 per Mcfe, as compared to $14,736,000, or $1.91 per Mcfe, during the comparable 2010 period.
The prices of oil and gas used in computing the estimated future net cash flows from our estimated proved reserves at March 31, 2011 had a negative impact on our estimated proved reserves from certain of our longer-life properties and reduced the estimated discounted cash flow from our estimated proved reserves. As a result, we recorded a non-cash ceiling test write-down of our oil and gas properties as of March 31, 2011 totaling $5,934,000. See Note 7, “Ceiling Test” for further discussion of the ceiling test write-down.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $2,694,000 during the three months ended March 31, 2011 as compared to $1,810,000 during the 2010 period. During the second quarter of 2010, we sold a portion of our unevaluated properties pursuant to the Woodford joint development agreement, which resulted in a decrease in the amount of interest capitalized to oil and gas properties. During the first quarter of 2011 our capitalized interest totaled $1,393,000, as compared to $2,640,000 during the 2010 period. We have reduced the outstanding borrowings under our bank credit facility from $29 million at December 31, 2009 to zero at March 31, 2011. We also retired our 10 3/8% Senior Notes due 2012 during August 2010 in connection with the issuance of our 10% Senior Notes due 2017, which we expect will result in a decrease in our cash interest payments during 2011.
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
Income tax expense (benefit) during the three months ended March 31, 2011 and 2010 totaled $560 and ($3,891,000), respectively. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs recognized, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $2,253,000 and $3,195,000 as of March 31, 2011 and December 31, 2010, respectively. Our effective tax rate in 2011 will be impacted by adjustments to the valuation allowance.

Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, second lien term credit facilities, issuances of equity and debt securities, joint ventures and sales of assets. At March 31, 2011, we had a working capital surplus of $57.8 million compared to a surplus of $59.1 million at December 31, 2010.
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
Source of Capital: Operations
Net cash flow from operations decreased from $52,708,000 in the quarter ended March 31, 2010 to $18,259,000 during the 2011 period. The decrease in operating cash flow during 2011 as compared to 2010 was primarily attributable to cash received during the first quarter of 2010 in connection with a legal settlement, the increase in our joint interest billing receivables, which is related to the increase in drilling activity, and the impact of lower natural gas prices in the first quarter of 2011.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. The net proceeds of the offering, together with cash on hand, were used to fund our tender offer and consent solicitation and redemption of our 10⅜% Senior Notes due 2012.
At March 31, 2011, the estimated fair value of the Notes was $159.4 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At March 31, 2011, $1.3 million had been accrued in connection with the September 1, 2011 interest payment and we were in compliance with all of the covenants contained in the Notes.
We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 2, 2013. As of March 31, 2011 we had no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement and availability of $100 million.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. The current borrowing base is $100 million effective April 1, 2011. The next borrowing base redetermination is scheduled to occur by September 30, 2011. We or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.

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
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of March 31, 2011, we were in compliance with all of the covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
During October 2010, our shelf registration statement was declared effective, which allows us to publicly offer and sell up to $250 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
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
The additional capital provided by this agreement allows us to accelerate the pace of our development of the Woodford Shale and pursue opportunities in other basins. We have also entered into an Eagle Ford Shale Joint Acquistion Interim Agreement and a Marcellus Shale Joint Acquisition Interim Agreement with NextEra Energy Gas Producing, LLC (“NEGP”), a subsidiary of Nextera Energy Resources, LLC, whereby NEGP will have the option to participate as a 50% partner in the leasing and development of these shale plays.
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
Use of Capital: Exploration and Development
Our 2011 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $115 million and $125 million, of which $24.9 million was incurred during the first quarter of 2011. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. As a result, we plan to fund our 2011 capital budget with cash flow from operations and the $14 million in additional proceeds expected to be received in November 2011 from the Woodford joint development agreement.
However, if commodity prices decline or if actual production or costs vary significantly from our expectations, our 2011 exploration and development activities could be reduced or could be financed through a combination of cash on hand or borrowings under the bank credit facility.

Use of Capital: Acquisitions
We do not budget acquisitions; however, we are continuously evaluating opportunities to expand our existing asset base or establish positions in new core areas. During 2010, we acquired acreage positions in the Niobrara Shale and the Eagle Ford Shale with development activities currently ongoing. We plan to actively pursue opportunities to expand these positions during 2011, as well as increase the scope of certain of our other assets and enter new areas. We expect to finance these activities, if consummated, through cash on hand or available borrowings under our bank credit facility. We may also utilize sales of equity or debt securities, sales of properties or assets or joint venture arrangements with industry partners, if necessary. We cannot assure you that such additional financings will be available on acceptable terms, if at all.
Disclosure Regarding Forward Looking Statements
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil and natural gas prices and significantly depressed natural gas prices since the middle of 2008, the uncertain economic conditions in the United States and globally, the declines in the values of our properties that have resulted and may in the future result in additional ceiling test write-downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters, changes in laws and regulations as they relate to our operations, including our fracing operations in shale plays or our operations in the Gulf of Mexico, and the operating hazards attendant to the oil and gas business. In particular, careful consideration should be given to cautionary statements made in the various reports the Company has filed with the Securities and Exchange Commission. The Company undertakes no duty to update or revise these forward-looking statements.
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
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the remainder of 2011, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $12.3 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the quarters ended March 31, 2011 and 2010, we received from the counterparties to our derivative instruments $100,000 and $1,531,000, respectively, in connection with net hedge settlements.
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
As of March 31, 2011, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
April-December 2011	Costless Collar	15,000 Mmbtu	$4.17 – 4.90

Crude Oil:
April-December 2011	Costless Collar	500 Bbls	$90.00 – 97.78
At March 31, 2011, we recognized a net liability of approximately $1.8 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of March 31, 2011, we would realize a $1.1 million loss, net of taxes, during the next 12 months. These losses are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
During April, 2011, we entered into the following gas contract, to be accounted for as a cash flow hedge:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
May — December 2011	Swap	10,000 Mmbtu	$4.52

Item 4.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We cannot predict future oil and natural gas prices and such prices may decline further. An extended decline in oil and natural gas prices may adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced and may further reduce the amount of oil and natural gas that we can produce economically and has required and may require us to record additional ceiling test write-downs and may cause our estimated proved reserves at December 31, 2011 to decline compared to our estimated proved reserves at December 31, 2010. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices. Our sales are not made pursuant to long-term fixed price contracts.
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
As of March 31, 2011, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $95 million, which could have important consequences for you, including the following:
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
We review the net capitalized costs of our properties quarterly, using a single price based on the beginning of the month average of oil and natural gas prices for the prior 12 months. We also assess investments in unproved properties periodically to determine whether impairment has occurred. The risk that we will be required to further write down the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. As a result of the decline in commodity prices, we recognized a $5.9 million ceiling test write-down during the first quarter of 2011. We may experience further ceiling test write-downs or other impairments in the future. In addition, any future ceiling test cushion would be subject to fluctuation as a result of acquisition or divestiture activity.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2011.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May be Purchased
	Total Number of	Average Price	Announced	Under the Plans or
	Shares Purchased (1)	Paid Per Share	Plan or Program	Programs
January 1 - January 31, 2011	381	$7.36	—	—
February 1 - February 28, 2011	39,089	8.50	—	—
March 1 - March 31, 2011	33,584	8.10	—	—

Total	73,054	$8.31	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
NONE.

Item 6.	EXHIBITS
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

PETROQUEST ENERGY, INC.
Date: May 5, 2011	/s/ J. Bond Clement
J. Bond Clement
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)