Form 10-Q
period 2011-06-30
PETROQUEST ENERGY INC
filed 2011-08-05
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2011, there were 63,131,265 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$50,641	$63,237
Revenue receivable	9,667	13,386
Joint interest billing receivable	26,169	12,193
Other receivable	13,906	13,795
Prepaid drilling costs	1,007	789
Drilling pipe inventory	5,986	11,711
Other current assets	4,052	1,827

Total current assets	111,428	116,938

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,477,448	1,433,642
Unevaluated oil and gas properties	81,162	54,851
Accumulated depreciation, depletion and amortization	(1,222,663)	(1,175,553)

Oil and gas properties, net	335,947	312,940
Gas gathering assets	4,177	4,177
Accumulated depreciation and amortization of gas gathering assets	(1,645)	(1,496)

Total property and equipment	338,479	315,621

Other assets, net of accumulated depreciation and amortization of $7,221 and $6,435, respectively	6,191	6,958

Total assets	$456,098	$439,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$42,377	$26,097
Advances from co-owners	12,297	7,963
Oil and gas revenue payable	4,622	7,220
Accrued interest and preferred stock dividend	6,073	6,575
Hedge liability	—	1,089
Asset retirement obligation	674	1,517
Other accrued liabilities	5,200	7,380

Total current liabilities	71,243	57,841
10% Senior Notes	150,000	150,000
Asset retirement obligation	24,684	23,075
Other liabilities	490	439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 62,020 and 61,565 shares, respectively	62	62
Paid-in capital	267,928	266,907
Accumulated other comprehensive income (loss)	557	(1,089)
Accumulated deficit	(58,867)	(57,719)

Total stockholders’ equity	209,681	208,162

Total liabilities and stockholders’ equity	$456,098	$439,517

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Oil and gas sales	$41,920	$41,857	$83,466	$89,402
Gas gathering revenue	58	61	122	130

	41,978	41,918	83,588	89,532

Expenses:
Lease operating expenses	10,206	9,020	19,709	18,715
Production taxes	(538)	1,599	624	2,947
Depreciation, depletion and amortization	14,657	13,744	28,719	28,728
Ceiling test writedown	12,973	—	18,907	—
Gas gathering costs	3	—	10	11
General and administrative	4,280	5,816	8,678	10,325
Accretion of asset retirement obligation	427	408	1,179	876
Interest expense	2,255	2,379	4,949	4,189

	44,263	32,966	82,775	65,791

Gain on legal settlement	—	—	—	12,400
Other income	197	94	277	11

Income (loss) from operations	(2,088)	9,046	1,090	36,152

Income tax expense (benefit)	(330)	2,511	(329)	(1,380)

Net income (loss)	(1,758)	6,535	1,419	37,532

Preferred stock dividend	1,287	1,287	2,567	2,567

Net income (loss) available to common stockholders	$(3,045)	$5,248	$(1,148)	$34,965

Earnings per common share:
Basic
Net income (loss) per share	$(0.05)	$0.08	$(0.02)	$0.56

Diluted
Net income (loss) per share	$(0.05)	$0.08	$(0.02)	$0.56

Weighted average number of common shares:
Basic	61,917	61,425	61,793	61,335

Diluted	61,917	62,421	61,793	67,356

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,419	$37,532
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(329)	(1,380)
Depreciation, depletion and amortization	28,719	28,728
Ceiling test writedown	18,907	—
Non-cash gain on legal settlement	—	(4,164)
Accretion of asset retirement obligation	1,179	876
Share based compensation expense	1,917	3,752
Amortization costs and other	308	787
Payments to settle asset retirement obligations	(513)	(5,389)
Changes in working capital accounts:
Revenue receivable	3,719	2,659
Joint interest billing receivable	(13,976)	(7,110)
Prepaid drilling and pipe costs	5,507	4,034
Accounts payable and accrued liabilities	(3,358)	8,359
Advances from co-owners	18,235	(423)
Other	(1,843)	(1,943)

Net cash provided by operating activities	59,891	66,318

Cash flows used in investing activities:
Investment in oil and gas properties	(69,006)	(54,822)
Proceeds from sale of unevaluated properties	—	22,473
Proceeds from sale of oil and gas properties	—	35,000

Net cash provided by (used in) investing activities	(69,006)	2,651

Cash flows used in financing activities:
Net payments for share based compensation	(896)	(228)
Deferred financing costs	(16)	(104)
Payment of preferred stock dividend	(2,569)	(2,565)
Repayment of bank borrowings	—	(29,000)

Net cash used in financing activities	(3,481)	(31,897)

Net (decrease) increase in cash and cash equivalents	(12,596)	37,072
Cash and cash equivalents, beginning of period	63,237	20,772

Cash and cash equivalents, end of period	$50,641	$57,844

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,291	$8,237

Income taxes	$1	$3

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$(1,758)	$6,535	$1,419	$37,532
Change in fair value of derivative instruments, accounted for as hedges, net of tax benefit (expense) of ($330), $2,508, ($330), and ($1,383), respectively	2,374	(4,266)	1,646	2,303

Comprehensive income	$616	$2,269	$3,065	$39,835

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Basis of Presentation
The consolidated financial information for the three and six month periods ended June 30, 2011 and 2010, respectively, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2011 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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

Note 3 — Earnings Per Share
A reconciliation between basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

	Loss	Shares	Per
For the Three Months Ended June 30, 2011	(Numerator)	(Denominator)	Share Amount

BASIC EPS
Net loss available to common stockholders	$(3,045)	61,917	$(0.05)

Effect of dilutive securities:

Stock options	—	—
Restricted stock	—	—
Series B preferred stock	—	—

DILUTED EPS	$(3,045)	61,917	$(0.05)

	Income	Shares	Per
For the Three Months Ended June 30, 2010	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$5,248	61,425
Attributable to participating securities	(145)	—

BASIC EPS	$5,103	61,425	$0.08

Net income available to common stockholders	$5,248	61,425
Effect of dilutive securities:
Stock options	—	381
Restricted stock	—	615

DILUTED EPS	$5,248	62,421	$0.08

	Loss	Shares	Per
For the Six Months Ended June 30, 2011	(Numerator)	(Denominator)	Share Amount

BASIC EPS
Net loss available to common stockholders	$(1,148)	61,793	$(0.02)

Effect of dilutive securities:

Stock options	—	—
Restricted stock	—	—
Series B preferred stock	—	—

DILUTED EPS	$(1,148)	61,793	$(0.02)

	Income	Shares	Per
For the Six Months Ended June 30, 2010	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$34,965	61,335
Attributable to participating securities	(891)	—

BASIC EPS	$34,074	61,335	$0.56

Net income available to common stockholders	$34,965	61,335
Effect of dilutive securities:
Stock options	—	375
Restricted stock	—	498
Series B preferred stock	2,567	5,148

DILUTED EPS	$37,532	67,356	$0.56

Restricted stock and stock options totaling approximately 1,144,000 and 1,235,000 shares, respectively, and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2011 because the inclusion would have been anti-dilutive as a result of the net loss reported for the periods.
Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the three month period ended June 30, 2010 because the inclusion would have been anti-dilutive. Options to purchase 2,150,000 shares of common stock were outstanding during the three and six month periods ended June 30, 2010, and were not included in the computation of diluted earnings per share because the options’ exercise prices were in excess of the average market price of the common shares.
Note 4 — Long-Term Debt
On August 19, 2010, PetroQuest Energy, Inc. issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. The net proceeds of the offering, together with cash on hand, were used to fund the tender offer and consent solicitation and redemption of the Company’s 10 3/8% Senior Notes due 2012.
At June 30, 2011, the estimated fair value of the Notes was $158.2 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At June 30, 2011, $5 million had been accrued in connection with the September 1, 2011 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 2, 2013. As of June 30, 2011 the Company had no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement and availability of $100 million.
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
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of June 30, 2011, the Company was in compliance with all of the covenants contained in the Credit Agreement.

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
The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Asset retirement obligation, beginning of period	$24,592	$23,916
Liabilities incurred	100	—
Liabilities settled	(513)	(6,478)
Accretion expense	1,179	876
Revisions in estimated cash flows	—	567

Asset retirement obligation, end of period	25,358	18,881
Less: current portion of asset retirement obligation	(674)	(1,941)

Long-term asset retirement obligation	$24,684	$16,940

Note 6 — Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC Topic 718. Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation for the periods ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options:
Incentive Stock Options	$74	$197	$157	$432
Non-Qualified Stock Options	169	502	334	1,074
Restricted stock	642	1,071	1,426	2,246

Share based compensation	$885	$1,770	$1,917	$3,752

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
At June 30, 2011, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at June 30, 2011, averaged $3.56 per Mcfe and $94.00 per barrel. As a result of higher estimated future development costs and low natural gas prices and their negative impact on certain of the Company’s longer-lived estimated proved reserves and estimated future net cash flows, the Company recognized a ceiling test write-down of $13.0 million during the three months ended June 30, 2011. The Company’s cash flow hedges in place at June 30, 2011 reduced the ceiling test write-down by approximately $3.9 million.

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
Note 8 — Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. The Company accounts for commodity derivatives in accordance with ASC Topic 815. When the conditions for hedge accounting specified in ASC Topic 815 are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative would be recorded in the income statement as derivative income or expense. At June 30, 2011, the Company’s outstanding derivative instruments were considered effective cash flow hedges.
Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $186,000 and $4,756,000 and oil hedges of ($289,000) and zero for the three months ended June 30, 2011 and 2010, respectively. For the six month periods ended June 30, 2011 and 2010, oil and gas sales include additions (reductions) related to the settlement of gas hedges of $386,000 and $6,287,000 and oil hedges of ($389,000) and zero, respectively.
As of June 30, 2011, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
July-December 2011	Costless Collar	15,000 Mmbtu	$4.17 – 4.90

July-December 2011	Swap	10,000 Mmbtu	$4.52

January-December 2012	Costless Collar	10,000 Mmbtu	$5.00 – 5.29

Crude Oil:
July-December 2011	Costless Collar	500 Bbls	$90.00 – 97.78
At June 30, 2011, the Company recognized a net asset of approximately $0.9 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of June 30, 2011, the Company would realize a $0.3 million gain, net of taxes, during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
All of the Company’s derivative instruments at June 30, 2011 were designated as hedging instruments under ASC Topic 815. The following tables reflect the fair value of the Company’s derivative instruments in the consolidated financial statements (in thousands):
Effect of Derivative Instruments on the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010:

	Commodity Derivatives
	Balance Sheet
Period	Location	Fair Value
June 30, 2011	Other current assets	$527
June 30, 2011	Other assets	$360
December 31, 2010	Hedge liability	$(1,089)

Effect of Derivative Instruments on the Consolidated Statement of Operations for the three months ended June 30, 2011 and 2010:

	Amount of Gain (Loss)	Location of	Amount of Gain (Loss)
	Recognized in Other	Gain (Loss) Reclassified	Reclassified into
Instrument	Comprehensive Income	into Income	Income

Commodity Derivatives at June 30, 2011	$2,374	Oil and gas sales	$(103)
Commodity Derivatives at June 30, 2010	$(4,266)	Oil and gas sales	$4,756
Effect of Derivative Instruments on the Consolidated Statement of Operations for the six months ended June 30, 2011 and 2010:

	Amount of Gain	Location of	Amount of Gain (Loss)
	Recognized in Other	Gain (Loss) Reclassified	Reclassified into
Instrument	Comprehensive Income	into Income	Income

Commodity Derivatives at June 30, 2011	$1,646	Oil and gas sales	$(3)
Commodity Derivatives at June 30, 2010	$2,303	Oil and gas sales	$6,287
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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at June 30, 2011 were in the form of costless collars and swaps based on NYMEX pricing. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements Using
	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
Instrument	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Commodity Derivatives:
At June 30, 2011	$—	$887	$—
At December 31, 2010	$—	$(1,089)	$—
Note 9 — Woodford Shale Joint Development Agreement
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

Note 10 — Gain on Legal Settlement
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
Note 11 — Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of the ceiling test write-downs recognized during prior years, the Company has incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $2 million and $3.2 million as of June 30, 2011 and December 31, 2010, respectfully.

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
We have successfully diversified into onshore, longer life basins in Oklahoma, Arkansas, Wyoming and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in Texas through 2010, we have invested approximately $733 million into growing our longer life assets. During the seven year period ended December 31, 2010, we have realized a 94% drilling success rate on 653 gross wells drilled. Comparing 2010 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 220% and estimated proved reserves by 131%. At June 30, 2011, 90% of our estimated proved reserves and 60% of our first six months of 2011 production were derived from our longer life assets.
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
During 2010 we refocused on the key elements of our business strategy with the goal of growing reserves and production in a fiscally prudent manner. Our 2011 capital expenditures, which include capitalized interest and overhead, are expected to range between $120 million and $130 million. In order to maintain our financial flexibility, we plan to fund our 2011 capital expenditures budget with cash flow from operations and additional proceeds expected to be received under the Woodford joint development agreement (see Liquidity and Capital Resources-Source of Capital: Joint Ventures). We expect to be able to actively manage our 2011 capital budget in the event commodity prices, or the health of the global financial markets, do not match our expectations.
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
At June 30, 2011, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at June 30, 2011, averaged $3.56 per Mcfe and $94.00 per barrel. As a result of lower natural gas prices and higher estimated future development costs and their negative impact on certain of our longer-lived estimated proved reserves and estimated future net cash flows, we recognized a ceiling test write-down of $13.0 million during the three months ended June 30, 2011. Our cash flow hedges in place at June 30, 2011 reduced the ceiling test write-down by approximately $3.9 million.
At March 31, 2011, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at March 31, 2011, averaged $3.45 per Mcfe and $85.38 per barrel. As a result of lower natural gas prices and their negative impact on certain of our longer-lived estimated proved reserves and estimated future net cash flows, we recognized a ceiling test write-down of $5.9 million during the three months ended March 31, 2011. Our cash flow hedges in place at March 31, 2011 reduced the ceiling test write-down by approximately $1.6 million.

Given the volatility of oil and gas prices, it is probable that our estimate of discounted future net cash flows from estimated proved oil and gas reserves will change in the near term. If oil or gas prices decline, even for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that further write-downs of oil and gas properties could occur in the future.
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
Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At June 30, 2011, our derivative instruments were considered effective cash flow hedges.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Production:
Oil (Bbls)	140,049	154,285	315,313	298,926
Gas (Mcf)	5,995,945	5,812,268	11,773,285	12,057,516
Ngl (Mcfe)	533,067	594,442	1,073,537	1,209,057
Total Production (Mcfe)	7,369,306	7,332,420	14,738,700	15,060,129

Sales:
Total oil sales	$15,722,784	$11,910,281	$32,895,484	$23,287,394
Total gas sales	21,490,412	25,568,663	40,616,107	56,340,777
Total ngl sales	4,706,280	4,378,233	9,953,890	9,773,750

Total oil and gas sales	$41,919,476	$41,857,177	$83,465,481	$89,401,921

Average sales prices:
Oil (per Bbl)	$112.27	$77.20	$104.33	$77.90
Gas (per Mcf)	3.58	4.40	3.45	4.67
Ngl (per Mcfe)	8.83	7.37	9.27	8.08
Per Mcfe	5.69	5.71	5.66	5.94
The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of $186,000 and $4,756,000 and oil hedges of ($289,000) and zero for the three months ended June 30, 2011 and 2010, respectively. The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of $386,000 and $6,287,000 and oil hedges of ($389,000) and zero for the six months ended June 30, 2011 and 2010, respectively.
Net income (loss) available to common stockholders totaled ($3,045,000) and $5,248,000 for the quarters ended June 30, 2011 and 2010, respectively, while net income (loss) available to common stockholders for the six month periods ended June 30, 2011 and 2010 totaled ($1,148,000) and $34,965,000, respectively. The primary results of the fluctuations were as follows:
Production Total production decreased 2% during the first half of 2011 as compared to the 2010 period. Gas production during the three and six month periods ended June 30, 2011 increased 3% and decreased 2%, respectively, from the comparable periods in 2010. The increase in gas production for the second quarter of 2011 is primarily the result of continued drilling operations in the Arkoma Basin. The decrease in gas production for the first half of 2011 was primarily the result of normal production declines in the Gulf Coast area. As a result of continued drilling in our longer-life assets, we expect gas production in the second half of 2011 to increase relative to gas produced through June 30, 2011.
Oil production during the three and six month periods ended June 30, 2011 decreased 9% and increased 5%, respectively, from the comparable 2010 periods. The decrease in oil production for the second quarter of 2011 is primarily the result of normal production declines in the Gulf Coast area. The increase in oil production for the first half of 2011 is due to successful recompletions at our Ship Shoal 72 field and the inception of production in the Niobrara Shale where our first well commenced production in the fourth quarter of 2010 and three subsequent wells began producing during 2011. These Niobrara Shale wells represented 3% of our total oil production during the first six months of 2011. As a result of scheduled drilling at our Ship Shoal 72 field as well as our entry into the Niobrara Shale and Eagle Ford Shale, which are both typically oil bearing formations, we expect a continued increase in oil production during the second half of 2011.
Ngl production during the three and six month periods ended June 30, 2011 decreased 10% and 11%, respectively, from the comparable 2010 periods due to the general decline in Gulf Coast gas production. As a result of ongoing drilling in our Texas assets, we expect Ngl production in the second half of 2011 to increase.

Prices Including the effects of our hedges, average gas prices per Mcf for the three and six month periods ended June 30, 2011 were $3.58 and $3.45, respectively, as compared to $4.40 and $4.67, respectively for the 2010 periods. Average oil prices per Bbl for the three and six months ended June 30, 2011 were $112.27 and $104.33, respectively, as compared to $77.20 and $77.90, respectively, for the 2010 periods. Average Ngl prices per Mcfe for the three and six month periods ended June 30, 2011 were $8.83 and $9.27, respectively, compared to $7.37 and $8.08, respectively, during the 2010 periods. Stated on an Mcfe basis, unit prices received during the six month period ended June 30, 2011 were 5% lower than the prices received during the comparable 2010 period.
Revenue Including the effects of hedges, oil and gas sales during the six months ended June 30, 2011 decreased 7% to $83,466,000, as compared to oil and gas sales of $89,402,000 during the 2010 period. The decreased revenue during 2011 was primarily the result of lower gas prices and production realized during the six months ended June 30, 2011, which offset the higher oil prices and production during the same period.
Expenses Lease operating expenses for the three and six months ended June 30, 2011 increased to $10,206,000 and $19,709,000, respectively, as compared to $9,020,000 and $18,715,000 during the 2010 periods. Per unit lease operating expenses totaled $1.38 and $1.34 per Mcfe, respectively, during the three and six month periods ended June 30, 2011 as compared to $1.23 and $1.24 per Mcfe during the 2010 periods. Per unit lease operating expenses increased primarily due to expensed workovers in Texas and Oklahoma and the slight overall reduction in produced volumes. Lease operating expenses in 2011 are expected to be slightly higher than lease operating expenses in 2010 as a result of these workovers.
Production taxes during the three and six months ended June 30, 2011 decreased to ($538,000) and $624,000 from $1,599,000 and $2,947,000 during the comparable 2010 periods. The decreases were due to refunds received in the second quarter of 2011 with respect to severance tax previously paid on our Oklahoma horizontal wells and our East Texas wells totaling $2,351,000.
General and administrative expenses during the three and six months ended June 30, 2011 totaled $4,280,000 and $8,678,000, respectively, as compared to expenses of $5,816,000 and $10,325,000 during the 2010 periods. Included in general and administrative expenses was share-based compensation expense related to ASC Topic 718, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options:
Incentive Stock Options	$74	$197	$157	$432
Non-Qualified Stock Options	169	502	334	1,074
Restricted stock	642	1,071	1,426	2,246

Share based compensation	$885	$1,770	$1,917	$3,752

We capitalized $2,289,000 and $5,509,000 of general and administrative costs during the three and six month periods ended June 30, 2011, respectively, and $3,802,000 and $6,526,000 of such costs during the respective comparable 2010 periods. General and administrative expenses in 2011 are expected to be lower than 2010 expenses.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three and six months ended June 30, 2011 totaled $14,395,000, or $1.95 per Mcfe, and $28,204,000, or $1.91 per Mcfe, respectively, as compared to $13,483,000, or $1.84 per Mcfe, and $28,219,000, or $1.87 per Mcfe, during the comparable 2010 periods.
The prices of oil and gas used in computing the estimated future net cash flows from our estimated proved reserves at June 30, 2011 and March 31, 2011 reduced the estimated discounted cash flow from our estimated proved reserves. As a result of low gas prices at June 30, 2011 and the increase in certain estimated future development costs, we recorded a non-cash ceiling test write-down of our oil and gas properties at June 30, 2011 of $12,973,000. Additionally, as a result of low gas prices at March 31, 2011, we recorded a non-cash ceiling test write-down of our oil and gas properties at March 31, 2011 of $5,934,000. There were no ceiling test write-downs of our oil and gas properties in the three and six month periods ended June 30, 2010. See Note 7, “Ceiling Test” for further discussion of the ceiling test write-down.

Interest expense, net of amounts capitalized on unevaluated properties, totaled $2,255,000 and $4,949,000 during the three and six months ended June 30, 2011 as compared to $2,379,000 and $4,189,000 during the 2010 periods. During the second quarter of 2010, we sold a portion of our unevaluated properties pursuant to the Woodford joint development agreement, which resulted in a decrease in the amount of interest capitalized to oil and gas properties. We capitalized $1,867,000 and $3,260,000 of interest during the three and six month periods of 2011, respectively, and $2,083,000 and $4,723,000 during the respective 2010 periods. We have no outstanding borrowings under our bank credit facility at June 30, 2011. We retired our 10 3/8% Senior Notes due 2012 during August 2010 in connection with the issuance of our 10% Senior Notes due 2017, which will result in a decrease in our cash interest payments during 2011.
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
Income tax expense (benefit) during the three and six months ended June 30, 2011 totaled ($330,000) and ($329,000), respectively as compared to $2,511,000 and ($1,380,000) during the 2010 periods. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs recognized during prior years, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $1,997,000 and $3,195,000 as of June 30, 2011 and December 31, 2010, respectfully. Our effective tax rate in 2011 will be impacted by adjustments to the valuation allowance.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, second lien term credit facilities, issuances of equity and debt securities, joint ventures and sales of assets. At June 30, 2011, we had a working capital surplus of $40.2 million compared to a surplus of $59.1 million at December 31, 2010. This decrease was primarily the result of cash used to fund a portion of our capital expenditures during the period.
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
Source of Capital: Operations
Net cash flow from operations decreased from $66,318,000 during the six months ended June 30, 2010 to $59,891,000 during the 2011 period. The decrease in operating cash flow during 2011 as compared to 2010 was primarily attributable to cash received during the first quarter of 2010 in connection with a legal settlement and the impact of lower natural gas prices in the first half of 2011.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. The net proceeds of the offering, together with cash on hand, were used to fund our tender offer and consent solicitation and redemption of our 10 3/8% Senior Notes due 2012.
At June 30, 2011, the estimated fair value of the Notes was $158.2 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At June 30, 2011, $5 million had been accrued in connection with the September 1, 2011 interest payment and we were in compliance with all of the covenants contained in the Notes.

We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 2, 2013. As of June 30, 2011 we had no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement and availability of $100 million.
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
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of June 30, 2011, we were in compliance with all of the covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
During October 2010, our shelf registration statement was declared effective, which allows us to publicly offer and sell up to $250 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
Source of Capital: Joint Ventures
In May 2010, we entered into a joint development agreement with WSGP, a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of our Woodford proved undeveloped reserves as well as the right to earn 50% of our undeveloped Woodford acreage position through a two phase drilling program. We received approximately $57.4 million in cash at closing, net of $2.6 million in transaction fees, and will receive an additional $14 million on November 30, 2011. If certain production performance metrics are achieved, we expect to receive an additional $14 million near the end of 2011. Additionally, WSGP will fund a share of our future drilling costs under a drilling program.
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
Use of Capital: Exploration and Development
Our 2011 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $120 million and $130 million, of which $70.1 million was incurred during the first half of 2011. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. As a result, we plan to fund our 2011 capital budget with cash flow from operations and additional proceeds expected to be received in 2011 from the Woodford joint development agreement.
However, if commodity prices decline or if actual production or costs vary significantly from our expectations, our 2011 exploration and development activities could be reduced or could be financed through a combination of cash on hand or borrowings under the bank credit facility.
Use of Capital: Acquisitions
We do not budget acquisitions; however, we are continuously evaluating opportunities to expand our existing asset base or establish positions in new core areas. During 2010, we acquired acreage positions in the Niobrara Shale and the Eagle Ford Shale with development activities currently ongoing. We plan to pursue opportunities to expand these positions during 2011, as well as increase the scope of certain of our other assets and enter new areas. During July 2011, we entered into a purchase and sale agreement to acquire a private company’s leasehold position in the Mississippi Lime play. We expect to close this acquisition during September 2011 using a portion of our cash on hand. If consummated, this acquisition, combined with our ongoing leasing efforts in the play, would bring our net acreage position in northern Oklahoma and southern Kansas to approximately 40,000 acres at a blended cost of $750 per acre.
We expect to finance our acquisition activities, if consummated, through cash on hand or available borrowings under our bank credit facility. We may also utilize sales of equity or debt securities, sales of properties or assets or joint venture arrangements with industry partners, if necessary.  We cannot assure you that such additional financings will be available on acceptable terms, if at all.
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
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the remainder of 2011, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $7.7 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the three and six months ended June 30, 2011, we made payments to the counterparties to our derivative instruments totaling $103,000 and $3,000, respectively, in connection with net hedge settlements.
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
As of June 30, 2011, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
July-December 2011	Costless Collar	15,000 Mmbtu	$4.17 – 4.90

July-December 2011	Swap	10,000 Mmbtu	$4.52

January-December 2012	Costless Collar	10,000 Mmbtu	$5.00 – 5.29

Crude Oil:
July-December 2011	Costless Collar	500 Bbls	$90.00 – 97.78
At June 30, 2011, we recognized a net asset of approximately $0.9 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of June 30, 2011, we would realize a $0.3 million gain, net of taxes, during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.

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
As of June 30, 2011, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $99.4 million, which could have important consequences for you, including the following:
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

We review the net capitalized costs of our properties quarterly, using a single price based on the beginning of the month average of oil and natural gas prices for the prior 12 months. We also assess investments in unproved properties periodically to determine whether impairment has occurred. The risk that we will be required to further write down the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. As a result of the decline in commodity prices and higher estimated development costs, we recognized $18.9 million in ceiling test write-downs during the first half of 2011. We may experience further ceiling test write-downs or other impairments in the future. In addition, any future ceiling test cushion would be subject to fluctuation as a result of acquisition or divestiture activity.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2011.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares that
			Part of Publicly	May be Purchased
	Total Number of	Average Price	Announced	Under the Plans or
	Shares Purchased (1)	Paid Per Share	Plan or Program	Programs
April 1 – April 30, 2011	13,039	$8.65	—	—
May 1 – May 31, 2011	—	—	—	—
June 1 – June 30, 2011	—	—	—	—

Total	13,039	$8.65	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
NONE.

Item 6.	EXHIBITS
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
Exhibit 101.INS, XBRL Instance Document.
Exhibit 101.SCH, XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL, XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB, XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE, XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROQUEST ENERGY, INC.
Date: August 5, 2011	/s/ J. Bond Clement
J. Bond Clement
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)