Form 10-Q
period 2011-09-30
PETROQUEST ENERGY INC
filed 2011-11-04
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2011, there were 64,160,688 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$22,269	$63,237
Revenue receivable	5,299	13,386
Joint interest billing receivable	46,839	12,193
Other receivable	13,963	13,795
Prepaid drilling costs	4,353	789
Drilling pipe inventory	4,983	11,711
Hedge asset	4,178	—
Other current assets	3,929	1,827

Total current assets	105,813	116,938

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,544,614	1,433,642
Unevaluated oil and gas properties	75,481	54,851
Accumulated depreciation, depletion and amortization	(1,237,075)	(1,175,553)

Oil and gas properties, net	383,020	312,940
Gas gathering assets, net of accumulated depreciation and amortization of $1,720 and $1,496, respectively	2,457	2,681

Total property and equipment	385,477	315,621

Other assets, net of accumulated depreciation and amortization of $7,641 and $6,435, respectively	6,133	6,958

Total assets	$497,423	$439,517

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable to vendors	$57,080	$23,847
Advances from co-owners	25,889	7,963
Oil and gas revenue payable	6,402	7,220
Accrued interest and preferred stock dividend	2,435	6,575
Asset retirement obligation	2,483	1,517
Other accrued liabilities	10,338	10,719

Total current liabilities	104,627	57,841
10% Senior Notes	150,000	150,000
Asset retirement obligation	24,867	23,075
Deferred income taxes	1,132	—
Other liabilities	—	439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 62,071 and 61,565 shares, respectively	62	62
Paid-in capital	268,915	266,907
Accumulated other comprehensive income (loss)	2,959	(1,089)
Accumulated deficit	(55,140)	(57,719)

Total stockholders’ equity	216,797	208,162

Total liabilities and stockholders’ equity	$497,423	$439,517

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Oil and gas sales	$38,980	$46,229	$122,446	$135,631
Net gas gathering revenue	49	45	161	164

	39,029	46,274	122,607	135,795

Expenses:
Lease operating expenses	10,376	9,742	30,085	28,457
Production taxes	1,446	361	2,070	3,308
Depreciation, depletion and amortization	14,696	14,739	43,415	43,467
Ceiling test writedown	—	—	18,907	—
General and administrative	4,990	5,581	13,668	15,906
Accretion of asset retirement obligation	433	424	1,612	1,300
Interest expense	2,299	3,147	7,248	7,336

	34,240	33,994	117,005	99,774

Gain on legal settlement	—	—	—	12,400
Loss on early extinguishment of debt	—	(5,973)	—	(5,973)
Other income (expense)	(40)	218	237	229

Income from operations	4,749	6,525	5,839	42,677

Income tax expense (benefit)	(265)	299	(594)	(1,081)

Net income	5,014	6,226	6,433	43,758

Preferred stock dividend	1,287	1,287	3,854	3,854

Net income available to common stockholders	$3,727	$4,939	$2,579	$39,904

Earnings per common share:
Basic
Net income per share	$0.06	$0.08	$0.04	$0.63

Diluted
Net income per share	$0.06	$0.08	$0.04	$0.63

Weighted average number of common shares:
Basic	62,041	61,446	61,876	61,372

Diluted	62,415	61,814	62,278	61,744

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,433	$43,758
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(594)	(1,081)
Depreciation, depletion and amortization	43,415	43,467
Ceiling test writedown	18,907	—
Non-cash gain on legal settlement	—	(4,164)
Loss on early extinguishment of debt	—	5,973
Accretion of asset retirement obligation	1,612	1,300
Share based compensation expense	2,985	5,863
Amortization costs and other	461	1,124
Payments to settle asset retirement obligations	(551)	(5,672)
Changes in working capital accounts:
Revenue receivable	8,087	6,807
Joint interest billing receivable	(34,646)	(384)
Prepaid drilling and pipe costs	3,164	3,504
Accounts payable and accrued liabilities	26,914	(55)
Advances from co-owners	17,926	(2,162)
Other	(3,000)	(2,084)

Net cash provided by operating activities	91,113	96,194

Cash flows used in investing activities:
Investment in oil and gas properties	(141,687)	(78,015)
Proceeds from sale of unevaluated properties	14,461	22,473
Proceeds from sale of oil and gas properties	—	35,000

Net cash used in investing activities	(127,226)	(20,542)

Cash flows used in financing activities:
Net payments for share based compensation	(977)	(223)
Deferred financing costs	(24)	(8)
Proceeds from issuance of 10% Sr. Notes	—	150,000
Costs to issue 10% Sr. Notes	—	(4,117)
Redemption of 10 3/8% Sr. Notes	—	(150,000)
Costs to redeem 10 3/8% Sr. Notes	—	(4,187)
Payment of preferred stock dividend	(3,854)	(3,852)
Proceeds from bank borrowings	22,000	—
Repayment of bank borrowings	(22,000)	(29,000)

Net cash used in financing activities	(4,855)	(41,387)

Net (decrease) increase in cash and cash equivalents	(40,968)	34,265
Cash and cash equivalents, beginning of period	63,237	20,772

Cash and cash equivalents, end of period	$22,269	$55,037

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,870	$10,923

Income taxes	$51	$192

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$5,014	$6,226	$6,433	$43,758
Change in fair value of derivative instruments, accounted for as hedges, net of tax benefit (expense) of ($1,423), $109, ($1,753), and ($1,274), respectively	2,402	(186)	4,048	2,117

Comprehensive income	$7,416	$6,040	$10,481	$45,875

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Basis of Presentation
The consolidated financial information for the three and nine month periods ended September 30, 2011 and 2010, respectively, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2011 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain prior year amounts have been reclassified to conform to current year presentation.
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

Note 3 — Earnings Per Share
A reconciliation between basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

	Income	Shares	Per
For the Three Months Ended September 30, 2011	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$3,727	62,041
Attributable to participating securities	(95)	—

BASIC EPS	$3,632	62,041	$0.06

Net income available to common stockholders	$3,727	62,041
Effect of dilutive securities:
Stock options	—	374
Attributable to participating securities	(94)	—

DILUTED EPS	$3,633	62,415	$0.06

	Income	Shares	Per
For the Three Months Ended September 30, 2010	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$4,939	61,446
Attributable to participating securities	(137)	—

BASIC EPS	$4,802	61,446	$0.08

Net income available to common stockholders	$4,939	61,446
Effect of dilutive securities:
Stock options	—	368
Attributable to participating securities	(136)	—

DILUTED EPS	$4,803	61,814	$0.08

	Income	Shares	Per
For the Nine Months Ended September 30, 2011	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$2,579	61,876
Attributable to participating securities	(76)	—

BASIC EPS	$2,503	61,876	$0.04

Net income available to common stockholders	$2,579	61,876
Effect of dilutive securities:
Stock options	—	402
Attributable to participating securities	(76)	—

DILUTED EPS	$2,503	62,278	$0.04

	Income	Shares	Per
For the Nine Months Ended September 30, 2010	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$39,904	61,372
Attributable to participating securities	(1,008)	—

BASIC EPS	$38,896	61,372	$0.63

Net income available to common stockholders	$39,904	61,372
Effect of dilutive securities:
Stock options	—	372
Attributable to participating securities	(1,002)	—

DILUTED EPS	$38,902	61,744	$0.63

Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2011 because the inclusion would have been anti-dilutive. Options to purchase 127,000 and 21,000 shares of common stock were outstanding during the three and nine month periods ended September 30, 2011, respectively, and were not included in the computation of diluted earnings per share because the options’ exercise prices were in excess of the average market price of the common shares.
Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2010 because the inclusion would have been anti-dilutive. Options to purchase 1,930,000 and 2,076,000 shares of common stock were outstanding during the three and nine month periods ended September 30, 2010, respectively, and were not included in the computation of diluted earnings per share because the options’ exercise prices were in excess of the average market price of the common shares.
Note 4 — Long-Term Debt
On August 19, 2010, PetroQuest Energy, Inc. issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. The net proceeds of the offering, together with cash on hand, were used to fund the tender offer and consent solicitation and redemption of the Company’s 10 3/8% Senior Notes due 2012. The Company incurred a loss totaling $6 million relating to the redemption of the 10 3/8% Senior Notes. Approximately $1.8 million of the loss related to non-cash amortization of deferred financing costs and discount associated with the 10 3/8% Senior Notes.
At September 30, 2011, the estimated fair value of the Notes was $148.5 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At September 30, 2011, $1.3 million had been accrued in connection with the March 1, 2012 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank and Whitney Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of October 3, 2011 the Company had no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. The current borrowing base is $125 million (subject to the aggregate commitments of the lenders then in effect). The aggregate commitments of the lenders is currently $100 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next borrowing base redetermination is scheduled to occur by March 31, 2012. The Company or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
The Credit Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, including a lien on all equipment and at least 80% of the aggregate total value of the Company’s oil and gas properties. Outstanding balances under the Credit Agreement bear interest at the alternate base rate (“ABR”) plus a margin (based on a sliding scale of 0.5% to 1.5% depending on total commitments) or the adjusted LIBO rate (“Eurodollar”) plus a margin (based on a sliding scale of 1.5% to 2.5% depending on total commitments). The alternate base rate is equal to the highest of (i) the JPMorgan Chase prime rate, (ii) the Federal Funds Effective Rate plus 0.5% or (iii) the adjusted LIBO rate plus 1%. For the purposes of the definition of alternative base rate only, the adjusted LIBO rate is equal to the rate at which dollar deposits of $5,000,000 with a one month maturity are offered by the principal London office of JPMorgan Chase Bank, N.A. in immediately available funds in the London interbank market. For all other purposes, the adjusted LIBO rate is equal to the rate at which Eurodollar deposits in the London interbank market for one, two, three or six months (as selected by the Company) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities. Outstanding letters of credit are charged a participation fee at a per annum rate equal to the margin applicable to Eurodollar loans, a fronting fee and customary administrative fees. In addition, the Company pays commitment fees based on a sliding scale of 0.375% to 0.5% depending on total commitments.

The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits the Company to repurchase up to $10 million of the Company’s common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of September 30, 2011, the Company was in compliance with all of the covenants contained in the Credit Agreement.
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
The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Asset retirement obligation, beginning of period	$24,592	$23,916
Liabilities incurred	100	175
Liabilities settled	(551)	(6,760)
Accretion expense	1,612	1,300
Revisions in estimated cash flows	1,597	1,168

Asset retirement obligation, end of period	27,350	19,799
Less: current portion of asset retirement obligation	(2,483)	(1,785)

Long-term asset retirement obligation	$24,867	$18,014

Note 6 — Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC Topic 718. Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation for the periods ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options:
Incentive Stock Options	$122	$256	$279	$688
Non-Qualified Stock Options	192	816	526	1,890
Restricted stock	754	1,039	2,180	3,285

Share based compensation	$1,068	$2,111	$2,985	$5,863

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
As a result of higher estimated future development costs and low natural gas prices and their negative impact on certain of the Company’s longer-lived estimated proved reserves and estimated future net cash flows, at March 31 and June 30, 2011, the Company recognized ceiling test write-downs of $5.9 million and $13.0 million, respectively.
Note 8 — Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. The Company accounts for commodity derivatives in accordance with ASC Topic 815. When the conditions for hedge accounting specified in ASC Topic 815 are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative would be recorded in the income statement as derivative income or expense. At September 30, 2011, the Company’s outstanding derivative instruments were considered effective cash flow hedges.
Oil and gas sales include additions related to the settlement of gas hedges of $478,000 and $4,550,000 and oil hedges of $178,000 and zero for the three months ended September 30, 2011 and 2010, respectively. For the nine month periods ended September 30, 2011 and 2010, oil and gas sales include additions (reductions) related to the settlement of gas hedges of $864,000 and $10,837,000 and oil hedges of ($211,000) and zero, respectively.
As of September 30, 2011, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
October-December 2011	Costless Collar	15,000 Mmbtu	$4.17 - 4.90

October-December 2011	Swap	10,000 Mmbtu	$4.52

January-December 2012	Costless Collar	10,000 Mmbtu	$5.00 - 5.29

Crude Oil:
October-December 2011	Costless Collar	500 Bbls	$90.00 - 97.78
At September 30, 2011, the Company recognized an asset of approximately $4.7 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of September 30, 2011, the Company would realize a $2.6 million gain, net of taxes, during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
All of the Company’s derivative instruments at September 30, 2011 were designated as hedging instruments under ASC Topic 815. The following tables reflect the fair value of the Company’s derivative instruments in the consolidated financial statements (in thousands):
Effect of Derivative Instruments on the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010:

	Commodity Derivatives
	Balance Sheet
Period	Location	Fair Value
September 30, 2011	Hedge asset	$4,178
September 30, 2011	Other assets	$534
December 31, 2010	Other accrued liabilities	$(1,089)

Effect of Derivative Instruments on the Consolidated Statement of Operations for the three months ended September 30, 2011 and 2010:

	Amount of Gain (Loss)	Location of	Amount of Gain
	Recognized in Other	Gain Reclassified	Reclassified into
Instrument	Comprehensive Income	into Income	Income

Commodity Derivatives at Sept 30, 2011	$2,402	Oil and gas sales	$656
Commodity Derivatives at Sept 30, 2010	$(186)	Oil and gas sales	$4,550
Effect of Derivative Instruments on the Consolidated Statement of Operations for the nine months ended September 30, 2011 and 2010:

	Amount of Gain	Location of	Amount of Gain
	Recognized in Other	Gain Reclassified	Reclassified into
Instrument	Comprehensive Income	into Income	Income

Commodity Derivatives at Sept 30, 2011	$4,048	Oil and gas sales	$653
Commodity Derivatives at Sept 30, 2010	$2,117	Oil and gas sales	$10,837
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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at September 30, 2011 were in the form of costless collars and swaps based on NYMEX pricing. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements Using
	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
Instrument	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Commodity Derivatives:
At September 30, 2011	$—	$4,712	$—
At December 31, 2010	$—	$(1,089)	$—
Note 9 — Woodford Shale Joint Development Agreement
In May 2010, the Company entered into a joint development agreement with WSGP Gas Producing LLC (WSGP), a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired 50% of the Company’s Woodford proved undeveloped reserves as well as the right to earn 50% of the Company’s undeveloped Woodford acreage position through a two phase drilling program pursuant to which WSGP will fund a share of future drilling costs. The Company received $57.4 million in cash at closing, net of $2.6 million in fees incurred in relation to the transaction, and recorded a long-term receivable for an additional $14 million to be received on November 30, 2011. The Company recorded the total consideration of approximately $71 million as an adjustment to capitalized costs with no gain or loss recognized. The Company expects to achieve certain production performance metrics, as outlined in the joint development agreement, relative to the first 18 wells drilled under the drilling program. As a result, the Company expects to earn an additional $14 million during the fourth quarter of 2011, which would be recorded as a further reduction to capitalized costs.

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
Note 11 — Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of the ceiling test write-downs recognized during prior years, the Company has incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset in prior periods. During the third quarter of 2011, the Company reversed the remaining valuation allowance as future reversals of existing deferred tax liabilities were sufficient to realize the entire deferred tax asset and the Company had a net deferred tax liability of $1.1 million at September 30, 2011.

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
We have successfully diversified into onshore, longer life basins in Oklahoma, Arkansas, Wyoming and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in Texas through 2010, we have invested approximately $733 million into growing our longer life assets. During the seven year period ended December 31, 2010, we have realized a 94% drilling success rate on 653 gross wells drilled. Comparing 2010 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 220% and estimated proved reserves by 131%. At September 30, 2011, 88% of our estimated proved reserves and 63% of our 2011 production were derived from our longer life assets.
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
During 2010, we refocused on the key elements of our business strategy with the goal of growing reserves and production in a fiscally prudent manner. In order to maintain our financial flexibility, we plan to fund our 2011 capital expenditures budget with cash flow from operations, cash on hand and additional proceeds expected to be received under the Woodford joint development agreement (see Liquidity and Capital Resources-Source of Capital: Joint Ventures). As a result of our increased investments during 2010 and 2011, we expect our daily production during the fourth quarter of 2011 to increase from the third quarter and we are projecting year-end estimated proved reserves to increase from 2010 levels.
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

Disclosure requirements under Staff Accounting Bulletin 113 (“SAB 113”) include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. Pricing is based on a 12-month average price using beginning of the month pricing during the 12-month period prior to the ending date of the balance sheet to report oil and natural gas reserves. In addition, the 12-month average is also used to measure ceiling test impairments and to compute depreciation, depletion and amortization.
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
As a result of lower natural gas prices and higher estimated future development costs, and their negative impact on certain of our longer-lived estimated proved reserves and estimated future net cash flows, as of March 31, and June 30, 2011, we recognized ceiling test write-downs of $5.9 million and $13.0 million, respectively.
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
Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At September 30, 2011, our derivative instruments were considered effective cash flow hedges.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Production:
Oil (Bbls)	130,144	190,070	445,457	488,996
Gas (Mcf)	6,073,776	6,194,862	17,847,061	18,252,378
Ngl (Mcfe)	584,786	614,260	1,658,323	1,823,317
Total Production (Mcfe)	7,439,426	7,949,542	22,178,126	23,009,671

Sales:
Total oil sales	$13,508,377	$14,552,796	$46,403,861	$37,840,190
Total gas sales	19,865,595	27,506,045	60,481,702	83,846,822
Total ngl sales	5,606,335	4,170,453	15,560,225	13,944,203

Total sales	$38,980,307	$46,229,294	$122,445,788	$135,631,215

Average sales prices:
Oil (per Bbl)	$103.80	$76.57	$104.17	$77.38
Gas (per Mcf)	3.27	4.44	3.39	4.59
Ngl (per Mcfe)	9.59	6.79	9.38	7.65
Per Mcfe	5.24	5.82	5.52	5.89
The above sales and average sales prices include increases to revenue related to the settlement of gas hedges of $478,000 and $4,550,000 and oil hedges of $178,000 and zero for the three months ended September 30, 2011 and 2010, respectively. The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of $864,000 and $10,837,000 and oil hedges of ($211,000) and zero for the nine months ended September 30, 2011 and 2010, respectively.
Net income available to common stockholders totaled $3,727,000 and $4,939,000 for the quarters ended September 30, 2011 and 2010, respectively, while net income available to common stockholders for the nine month periods ended September 30, 2011 and 2010 totaled $2,579,000 and $39,904,000, respectively. The primary reasons for the fluctuations were as follows:
Production Total production decreased 4% during the first nine months of 2011 as compared to the 2010 period. Gas production during the three and nine month periods ended September 30, 2011 decreased 2% from the comparable periods in 2010. The decreases in gas production during the third quarter and first nine months of 2011 were primarily the result of normal production declines in the Gulf Coast Basin, partially offset by increases in gas production from our longer-life basins. As a result of continued drilling in our longer-life basins, we expect our daily gas production in the fourth quarter of 2011 to increase as compared to the third quarter of 2011.
Oil production during the three and nine month periods ended September 30, 2011 decreased 32% and 9%, respectively, from the comparable 2010 periods. The decrease in oil production for the 2011 periods is primarily the result of normal production declines in the Gulf Coast Basin. Partially offsetting these decreases were increases due to the inception of production in the Niobrara Shale, where our first well commenced production in the fourth quarter of 2010 and three subsequent wells began producing during 2011, and in the Eagle Ford Shale, where our first three wells began production in the third quarter of 2011. These Niobrara and Eagle Ford Shale wells represented 5% of our total oil production during the first nine months of 2011. As a result of scheduled drilling at our Ship Shoal 72 field, we expect an increase in our daily oil production during the fourth quarter of 2011 as compared to the third quarter of 2011.
Ngl production during the three and nine month periods ended September 30, 2011 decreased 5% and 9%, respectively, from the comparable 2010 periods due to the general decline in Gulf Coast gas production. As a result of ongoing drilling in our Texas assets, we expect our daily Ngl production in the fourth quarter of 2011 to increase as compared to the third quarter of 2011.

Prices Including the effects of our hedges, average gas prices per Mcf for the three and nine month periods ended September 30, 2011 were $3.27 and $3.39, respectively, as compared to $4.44 and $4.59, respectively for the 2010 periods. Average oil prices per Bbl for the three and nine months ended September 30, 2011 were $103.80 and $104.17, respectively, as compared to $76.57 and $77.38, respectively, for the 2010 periods. Average Ngl prices per Mcfe for the three and nine month periods ended September 30, 2011 were $9.59 and $9.38, respectively, compared to $6.79 and $7.65, respectively, during the 2010 periods. Stated on an Mcfe basis, unit prices received during the three and nine month periods ended September 30, 2011 were 10% and 6% lower than the prices received during the comparable 2010 periods.
Revenue Including the effects of hedges, oil and gas sales during the three and nine months ended September 30, 2011 decreased 16% and 10% to $38,980,000 and $122,446,000, respectively, as compared to oil and gas sales of $46,229,000 and $135,631,000 during the 2010 periods. The decreased revenue during 2011 was primarily the result of lower gas prices and oil and gas production partially offset by higher oil prices.
Expenses Lease operating expenses for the three and nine months ended September 30, 2011 increased to $10,376,000 and $30,085,000, respectively, as compared to $9,742,000 and $28,457,000 during the 2010 periods. Per unit lease operating expenses totaled $1.39 and $1.36 per Mcfe, respectively, during the three and nine month periods ended September 30, 2011 as compared to $1.23 and $1.24 per Mcfe during the 2010 periods. Per unit lease operating expenses increased primarily due to the overall reduction in produced volumes and higher overall costs of materials and services. Lease operating expenses in 2011 are expected to be slightly higher than lease operating expenses in 2010.
Production taxes during the three months ended September 30, 2011 increased to $1,446,000 from $361,000 during the comparable 2010 period. Production taxes in the third quarter of 2010 included $1,223,000 of refunds relative to amounts previously paid on our Oklahoma horizontal wells. Production taxes decreased during the nine months ended September 30, 2011 to $2,070,000 from $3,308,000 during the comparable 2010 period. The decrease was due to refunds received in the second quarter of 2011 with respect to severance tax previously paid on our Oklahoma horizontal wells and our East Texas wells totaling $2,351,000.
General and administrative expenses during the three and nine months ended September 30, 2011 totaled $4,990,000 and $13,668,000, respectively, as compared to expenses of $5,581,000 and $15,906,000 during the 2010 periods. Included in general and administrative expenses was share-based compensation expense related to ASC Topic 718, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options:
Incentive Stock Options	$122	$256	$279	$688
Non-Qualified Stock Options	192	816	526	1,890
Restricted stock	754	1,039	2,180	3,285

Share based compensation	$1,068	$2,111	$2,985	$5,863

We capitalized $2,670,000 and $8,179,000 of general and administrative costs during the three and nine month periods ended September 30, 2011, respectively, and $2,621,000 and $9,147,000 of such costs during the comparable 2010 periods. General and administrative expenses in 2011 are expected to be lower than 2010 expenses due to lower employee related costs, including share based compensation expense.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three and nine months ended September 30, 2011 totaled $14,412,000, or $1.94 per Mcfe, and $42,616,000, or $1.92 per Mcfe, respectively, as compared to $14,429,000, or $1.82 per Mcfe, and $42,648,000, or $1.85 per Mcfe, during the comparable 2010 periods.
As a result of higher estimated future development costs and low natural gas prices and their negative impact on certain of our longer-lived estimated proved reserves and estimated future net cash flows, we recorded non-cash ceiling test write-downs of our oil and gas properties of $5,934,000 and $12,973,000, at March 31, 2011 and June 30, 2011, respectively. There were no ceiling test write-downs of our oil and gas properties in the 2010 periods. See Note 7, “Ceiling Test” for further discussion of the ceiling test write-downs.

Interest expense, net of amounts capitalized on unevaluated properties, totaled $2,299,000 and $7,248,000 during the three and nine months ended September 30, 2011 as compared to $3,147,000 and $7,336,000 during the 2010 periods. We capitalized $1,851,000 and $5,111,000 of interest during the three and nine month periods of 2011, respectively, and $1,562,000 and $6,285,000 during the respective 2010 periods. The increase in capitalized interest during the third quarter of 2011 is due to the acquisition of unevaluated acreage in the Mississippian Lime. The decrease in capitalized interest during the nine months ended September 30, 2011 was due to the sale of a portion of our unevaluated properties pursuant to the Woodford joint development agreement during the second quarter of 2010.
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
As a result of the early redemption of our 10 3/8% Senior Notes, we incurred a loss during the third quarter of 2010 totaling $5,973,000. Approximately $1,785,000 of the loss related to non-cash amortization of deferred financing costs and discount associated with the 10 3/8% Senior Notes.
Income tax expense (benefit) during the three and nine months ended September 30, 2011 totaled ($265,000) and ($594,000), respectively as compared to $299,000 and ($1,081,000) during the 2010 periods. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs recognized during prior years, we incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of the deferred tax asset in prior periods. During the third quarter of 2011, we reversed the remaining valuation allowance as future reversals of existing deferred tax liabilities were sufficient to realize the entire deferred tax asset and we had a net deferred tax liability of $1,132,000 at September 30, 2011.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, second lien term credit facilities, issuances of equity and debt securities, joint ventures and sales of assets. At September 30, 2011, we had a working capital surplus of $1.2 million compared to a surplus of $59.1 million at December 31, 2010. This decrease was primarily the result of increased operational activities during the first nine months of 2011 as compared to 2010.
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
Source of Capital: Operations
Net cash flow from operations decreased from $96,194,000 during the nine months ended September 30, 2010 to $91,113,000 during the 2011 period. The decrease in operating cash flow during 2011 as compared to 2010 was primarily attributable to cash received during the first quarter of 2010 in connection with a legal settlement and the impact of lower natural gas prices in the first nine months of 2011.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. The net proceeds of the offering, together with cash on hand, were used to fund our tender offer and consent solicitation and redemption of our 10 3/8% Senior Notes due 2012.

At September 30, 2011, the estimated fair value of the Notes was $148.5 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At September 30, 2011, $1.3 million had been accrued in connection with the March 1, 2012 interest payment and we were in compliance with all of the covenants contained in the Notes.
We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank and Whitney Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of October 3, 2011 the Company had no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. The current borrowing base is $125 million (subject to the aggregate commitments of the lenders then in effect). The aggregate commitments of the lenders is currently $100 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next borrowing base redetermination is scheduled to occur by March 31, 2012. We or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
The Credit Agreement is secured by a first priority lien on substantially all of our assets, including a lien on all equipment and at least 80% of the aggregate total value of our oil and gas properties. Outstanding balances under the Credit Agreement bear interest at the alternate base rate (“ABR”) plus a margin (based on a sliding scale of 0.5% to 1.5% depending on total commitments) or the adjusted LIBO rate (“Eurodollar”) plus a margin (based on a sliding scale of 1.5% to 2.5% depending on total commitments). The alternate base rate is equal to the highest of (i) the JPMorgan Chase prime rate, (ii) the Federal Funds Effective Rate plus 0.5% or (iii) the adjusted LIBO rate plus 1%. For the purposes of the definition of alternative base rate only, the adjusted LIBO rate is equal to the rate at which dollar deposits of $5,000,000 with a one month maturity are offered by the principal London office of JPMorgan Chase Bank, N.A. in immediately available funds in the London interbank market. For all other purposes, the adjusted LIBO rate is equal to the rate at which Eurodollar deposits in the London interbank market for one, two, three or six months (as selected by us) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities. Outstanding letters of credit are charged a participation fee at a per annum rate equal to the margin applicable to Eurodollar loans, a fronting fee and customary administrative fees. In addition, we pay commitment fees based on a sliding scale of 0.375% to 0.5% depending on total commitments.
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits us to repurchase up to $10 million of our common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase our Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of September 30, 2011, we were in compliance with all of the covenants contained in the Credit Agreement.
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
Source of Capital: Joint Ventures
In May 2010, we entered into a joint development agreement with WSGP, a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of our Woodford proved undeveloped reserves as well as the right to earn 50% of our undeveloped Woodford acreage position through a two phase drilling program. We received approximately $57.4 million in cash at closing, net of $2.6 million in transaction fees, and will receive an additional $14 million on November 30, 2011. In addition, WSGP funds a share of our future drilling costs under a drilling program. We expect to achieve certain production performance metrics, as outlined in the joint development agreement, relative to the first 18 wells drilled under the drilling program. As a result, we expect to earn an additional $14 million during the fourth quarter of 2011.
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
Use of Capital: Exploration and Development
Our 2011 drilling capital budget, which includes capitalized interest and general and administrative costs, but excludes leasehold acquisitions, is expected to range between $130 million and $140 million, of which $103.4 million was incurred during the first nine months of 2011. We plan to fund the remainder of our 2011 capital budget with cash flow from operations, cash on hand and the additional proceeds from the Woodford joint development agreement.
Use of Capital: Acquisitions
We do not budget acquisitions; however, we are continuously evaluating opportunities to expand our existing asset base or establish positions in new core areas. During 2010, we acquired acreage positions in the Niobrara Shale and the Eagle Ford Shale with development activities currently ongoing. In September 2011, we acquired approximately 28,000 acres in Pawnee County, Oklahoma targeting the Mississippian Lime. Subsequently, we sold a 50% interest in this acreage position for approximately $14.5 million. After consideration of sales proceeds, we have invested approximately $15 million during 2011 to acquire our 24,000 net acre position in the Mississippian Lime. We plan to drill our first well in this oil play near the end of 2011. During the first nine months of 2011, we invested approximately $28 million in leasehold acquisitions, which were funded through a combination of cash flow and cash on hand.
We expect to finance our future acquisition activities, if consummated, through cash on hand or available borrowings under our bank credit facility. We may also utilize sales of equity or debt securities, sales of properties or assets or joint venture arrangements with industry partners, if necessary. We cannot assure you that such additional financings will be available on acceptable terms, if at all.
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
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the remainder of 2011, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $1.8 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the three and nine months ended September 30, 2011, we received payments from the counterparties to our derivative instruments totaling $656,000 and $653,000, respectively, in connection with net hedge settlements.
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
Our Credit Agreement requires that the counterparties to our hedge contracts be lenders under the Credit Agreement or, if not a lender under the Credit Agreement, rated A/A2 or higher by S&P or Moody’s. To the extent we enter into hedge contracts, we would expect that certain of the lenders under the Credit Agreement would serve as counterparties.
As of September 30, 2011, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
October-December 2011	Costless Collar	15,000 Mmbtu	$4.17 - 4.90

October-December 2011	Swap	10,000 Mmbtu	$4.52

January-December 2012	Costless Collar	10,000 Mmbtu	$5.00 - 5.29

Crude Oil:
October-December 2011	Costless Collar	500 Bbls	$90.00 - 97.78
At September 30, 2011, we recognized an asset of approximately $4.7 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of September 30, 2011, we would realize a $2.6 million gain, net of taxes, during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.

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
As of September 30, 2011, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $127.7 million, which could have important consequences for you, including the following:
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
We review the net capitalized costs of our properties quarterly, using a single price based on the beginning of the month average of oil and natural gas prices for the prior 12 months. We also assess investments in unproved properties periodically to determine whether impairment has occurred. The risk that we will be required to further write down the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. As a result of the decline in commodity prices and higher estimated development costs, we recognized $18.9 million in ceiling test write-downs during the first six months of 2011. We may experience further ceiling test write-downs or other impairments in the future. In addition, any future ceiling test cushion would be subject to fluctuation as a result of acquisition or divestiture activity.
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing is a process used by oil and natural gas exploration and production operators in the completion of certain oil and natural gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate natural gas and, to a lesser extent, oil production. This process is typically regulated by state agencies. The EPA, however, recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the federal Safe Drinking Water Act’s, or SDWA, Underground Injection Control, or UIC, Program by posting a new requirement on its website that requires facilities to obtain permits to use diesel fuel in hydraulic fracturing operations. The U.S. Energy Policy Act of 2005, which exempts hydraulic fracturing from regulation under the SDWA, prohibits the use of diesel fuel in the fracturing process without a UIC permit. Although the EPA has yet to take any action to enforce or implement this newly-asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decisions as a “final agency action” and, thus, violative of the notice-and-comment rulemaking procedures of the Administrative Procedure Act. At the same time, the EPA has commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, with results of the study anticipated to be available by late 2012, and a committee of the U.S. House of Representatives also has commenced its own investigation into hydraulic fracturing practices. Additionally, legislation has been introduced in the U.S. Congress to amend the SDWA to subject hydraulic fracturing processes to regulation under that Act and to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Also, certain members of the Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. On August 11, 2011, the Shale Gas Subcommittee of the Secretary of Energy Advisory Board released a report proposing recommendations to reduce the potential environmental impacts from shale gas production. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory authorities. Furthermore, in July 2011, the EPA proposed several new emissions standards to reduce volatile organic compound, or VOC, emissions from several types of processes and equipment used in the oil and natural gas industry, including a 95 percent reduction in VOCs emitted during the construction or modification of hydraulically-fractured wells. Additionally, on August 23, 2011, the EPA published a proposed rule in the Federal Register that would establish new air emission controls for oil and natural gas production and natural gas processing operations. The EPA is currently receiving public comment and recently conducted public hearings regarding the proposed rules and must take final action on them by February 28, 2012. Finally, on October 20, 2011, the EPA announced a schedule to develop pre-treatment standards for wastewater discharges produced by natural gas extraction from underground coalbed and shale formations. The EPA stated that it will gather data, consult with stakeholders, including ongoing consultation with industry, and solicit public comment on a proposed rule for coalbed methane in 2013 and a proposed rule for shale gas in 2014. In addition to these federal initiatives, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, require the public disclosure of chemicals used in the hydraulic fracturing process or otherwise impose requirements on the use of hydraulic fracturing, including requirements that could be more stringent than federal requirements. For example, Texas adopted a law in June 2011 requiring disclosure to the Railroad Commission of Texas and the public of certain information regarding the components used in the hydraulic fracturing process.

If these or any other new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to drill and produce from conventional or tight formations, increase our costs of compliance and doing business and make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings. In addition, if hydraulic fracturing is further regulated, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements resulting in attendant permitting delays and potential increases in costs. Such legislative or regulatory changes could cause us to incur substantial compliance costs, and compliance or the consequences of failure to comply by us could have a material adverse effect on our business, financial condition and results of operations. At this time, it is not possible to estimate the potential impact on our business that may arise if federal or state legislation governing hydraulic fracturing is enacted into law.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2011.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares that
			Part of Publicly	May be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plans or
	Shares Purchased (1)	Paid Per Share	or Program	Programs
July 1 - July 31, 2011	16,334	$8.62	—	—
August 1 - August 31, 2011	819	8.13	—	—
September 1 - September 30, 2011	21,734	7.51	—	—

Total	38,887	$7.99	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
NONE.

Item 6.	EXHIBITS
Exhibit 10.1, Fourth Amendment to Credit Agreement dated as of October 3, 2011, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank and Whitney Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2011).
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

PETROQUEST ENERGY, INC.
Date: November 4, 2011	/s/ J. Bond Clement
J. Bond Clement
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)