Form 10-K
period 2011-12-31
PETROQUEST ENERGY INC
filed 2012-03-05
CIK 872248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 001-32681

PETROQUEST ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-1440714
State of incorporation:	I.R.S. Employer Identification No.

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

☐   Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐   Yes     ☒   No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒   Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒  Yes     ☐   No

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒   No

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $302,000,000 as of June 30, 2011 (for purposes of this disclosure, the registrant assumed its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock were affiliates).

As of February 23, 2012, the registrant had outstanding 64,096,164 shares of Common Stock, par value $.001 per share.

Document incorporated by reference: portions of the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held on May 9, 2012, which are incorporated by reference into Part III of this Form 10-K.

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

Among those risks, trends and uncertainties are:

•	the volatility of oil and natural gas prices and depressed natural gas prices since the middle of 2008;

•	our indebtedness and the significant amount of cash required to service our indebtedness;

•	the recent financial crisis and continuing uncertain economic conditions in the United States and globally;

•	ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices;

•	our ability to obtain adequate financing when the need arises to execute our long-term strategy and to fund our planned capital expenditures;

•	limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by restrictive debt covenants;

•	our ability to find, develop, produce and acquire additional oil and natural gas reserves that are economically recoverable;

•	approximately one third of our production being exposed to the additional risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise;

•	losses and liabilities from uninsured or underinsured drilling and operating activities;

•	our ability to market our oil and natural gas production;

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

We have successfully diversified into onshore, longer life basins in Oklahoma, Arkansas, Wyoming and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in Texas through 2011, we have invested approximately $891 million into growing our longer life assets. During the eight year period ended December 31, 2011, we have realized a 95% drilling success rate on 771 gross wells drilled. Comparing 2011 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 212% and estimated proved reserves by 219%. At December 31, 2011, 91% of our estimated proved reserves and 66% of our 2011 production were derived from our longer life assets.

During late 2008, in response to declining commodity prices and the global financial crisis, we shifted our focus from increasing reserves and production to building liquidity and strengthening our balance sheet. Because of our significant operational control, we were able to reduce our capital expenditures from $358 million in 2008 to $59 million in 2009 thus allowing us to utilize our cash flow from operations, combined with proceeds from an equity offering, to repay $130 million of bank debt. While we achieved our goal of strengthening the financial position of the Company, because of the reduced capital investments during 2009, our production declined by 9% during 2010.

During 2010 and 2011, we refocused on the key elements of our business strategy with the goal of growing reserves and production in a fiscally prudent manner. In order to maintain our financial flexibility, we funded our 2011 capital expenditures budget with cash flow from operations, cash on hand and additional proceeds received under the Woodford joint development agreement (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Source of Capital: Joint Ventures”). As a result of our increased investments during 2010 and 2011, our estimated proved reserves as of December 31, 2011 increased 38% from 2010. Production in the fourth quarter of 2011 was 1% higher than production in the fourth quarter of 2010.

Business Strategy

Maintain Our Financial Flexibility. Because we operate approximately 77% of our total estimated proved reserves and manage the drilling and completion activities on an additional 9% of such reserves, we expect to be able to control the timing of a substantial portion of our capital investments. Our 2012 capital expenditures, which include capitalized interest and overhead, are expected to range between $90 million and $100 million, a 47% decrease from our capital expenditures during 2011. We expect to be able to actively manage our 2012 capital budget in the event commodity prices, or the health of the global financial markets, do not match our expectations. During 2012, we also plan to maintain our commodity hedging program and, as in during prior years, we may opportunistically dispose of non-core or mature assets to provide capital for higher potential exploration and development properties that fit our long-term growth strategy.

Pursue Balanced Growth and Portfolio Mix. We plan to pursue a risk-balanced approach to the growth and stability of our reserves, production, cash flows and earnings. Our goal is to strike a balance between lower risk development activities and higher risk and higher impact exploration activities. We plan to allocate our 2012 capital investments in a manner that continues to geographically and operationally diversify our asset base, while focusing on oil and natural gas liquids projects as the pricing for these products is presently expected to be more attractive than that of natural gas. Through our portfolio diversification efforts, at December 31, 2011, approximately 91% of our estimated proved reserves were located in longer life and lower risk basins in Oklahoma, Arkansas, Texas and Wyoming and 9% were located in the shorter life, but higher flow rate reservoirs in the Gulf Coast Basin. This compares to 87% and 77% of our estimated proved reserves located in longer life basins at December 31, 2010 and 2009, respectively. In terms of production diversification, during 2011, 66% of our production was derived from longer life basins versus 54% and 53% in 2010 and 2009, respectively. Our 2011 production was comprised of 81% natural gas, 11% oil and 8% natural gas liquids. In order to further balance our production profile in response to low natural gas prices, we plan to increase natural gas liquids production in 2012 to approximately 11% of our total production.

Target Underexploited Properties with Substantial Opportunity for Upside. We plan to maintain a rigorous prospect selection process that enables us to leverage our operating and technical experience in our core operating areas. During 2012, we intend to primarily target properties that provide us with exposure to oil or natural gas liquids reserves and production. In evaluating these targets, we seek properties that provide sufficient acreage for future exploration and development, as well as properties that may benefit from the latest exploration, drilling, completion and operating techniques to more economically find, produce and develop oil and gas reserves. During 2011, we established positions targeting the Mississippian Lime, a primarily oil focused play, located on the border of Oklahoma and Kansas.

Concentrate in Core Operating Areas and Build Scale. We plan to continue focusing on our operations in Oklahoma, Texas and the Gulf Coast Basin. Operating in concentrated areas helps us better control our overhead by enabling us to manage a greater amount of acreage with fewer employees and minimize incremental costs of increased drilling and production. We have substantial geological and reservoir data, operating experience and partner relationships in these regions. We believe that these factors, combined with the existing infrastructure and favorable geologic conditions with multiple known oil and gas producing reservoirs in these regions, will provide us with attractive investment opportunities.

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

2011 Financial and Operational Summary

During 2011, we invested $182.4 million in exploratory, development and acquisition activities. We drilled 95 gross exploratory wells and 23 gross development wells realizing an overall success rate of 99%. These activities were financed through our cash flow from operations, cash on hand and $28 million in additional proceeds received pursuant to the Woodford joint development agreement. During 2011, our production decreased 2% to 30.2 Bcfe as a result of naturally declining production at our Gulf Coast properties, which was largely offset by production increases resulting from our success in our Oklahoma and Texas drilling programs. Our estimated proved reserves at December 31, 2011 increased 38% from 2010 as discussed in greater detail below.

Woodford Joint Venture

During February 2012, we amended our Woodford Shale joint development agreement (“JDA”) to accelerate the entry into Phase 2 of the drilling program effective March 1, 2012 and modify the drilling carry ratio. Under the amended JDA, the Phase 2 drilling carry has been expanded to provide for development in both the Mississippian Lime and the Woodford Shale plays whereby we will pay 25% of the cost to drill and complete wells and receive a 50% ownership interest. The Phase 2 drilling carry totals approximately $93 million and will be subject to extensions in one-year intervals.

Oil and Gas Reserves

Our estimated proved reserves at December 31, 2011 increased 38% from 2010 totaling 1,395 MBbls of oil, 15,111 MMcfe of natural gas liquids (Ngls) and 241,926 MMcf of natural gas, with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on average prices during 2011 (“PV-10”) of $341 million. At December 31, 2011, our standardized measure of discounted cash flows, which includes the estimated impact of future income taxes, totaled $303.9 million. Our standardized measure of discounted cash flows at December 31, 2011 was 29% higher than 2010 as we utilized prices of $101.42 per barrel of oil, $8.62 per Mcfe of Ngls and $3.34 per Mcf of natural gas (adjusted for field differentials), compared to $79.72 per barrel of oil, $7.00 per Mcfe of Ngls and $3.56 per Mcf of natural gas (adjusted for field differentials) at December 31, 2010. See the reconciliation of PV-10 to the standardized measure of discounted cash flows below.

Ryder Scott Company, L.P., a nationally recognized independent petroleum engineering firm, prepared the estimates of our proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31, 2011. Our internal reservoir engineering staff is managed by an individual with 30 years of industry experience as a reservoir and production engineer, including nine years as a reservoir engineering manager with PetroQuest. This individual is responsible for overseeing the estimates prepared by Ryder Scott.

The following table sets forth certain information about our estimated proved reserves as of December 31, 2011.

	September 30,	September 30,	September 30,	September 30,
	Oil (MBbls)	NGL (Mmcfe)	Natural Gas (Mmcf)	Total Mmcfe*

Proved Developed	1,160	11,071	143,441	161,472

Proved Undeveloped	235	4,040	98,485	103,935

Total Proved	1,395	15,111	241,926	265,407

*	Oil conversion to Mcfe at one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas

As of December 31, 2011, our proved undeveloped reserves (“PUDs”) totaled 103.9 Bcfe, a 55% increase from our PUD balance at December 31, 2010. This increase was due to positive drilling results and performance revisions primarily in the Woodford Shale totaling approximately 41.5 Bcfe. During 2011, we spent $4.5 million converting 3 Bcfe of PUDs at December 31, 2010 to proved developed at December 31, 2011. Following is an analysis of the change in our PUDs as of December 31, 2011:

September 30,
Mmcfe

PUD Balance at December 31, 2010	67,156
PUDs converted to proved developed	(2,957)
PUDs added from revisions or extensions and discoveries	41,514
PUDs removed for 5 year rule	(1,778)

PUD Balance at December 31, 2011	103,935

Approximately 84% of our total PUDs at December 31, 2011 were associated with the future development of our Oklahoma properties. We expect all of our PUDs at December 31, 2011 to be developed over the next five years. At December 31, 2011, we had no PUDs that had been booked for longer than five years. Estimated future costs related to the development of PUDs are expected to total $48 million in 2012, $44 million in 2013, $35 million in 2014, $15 million in 2015 and zero in 2016. However, because 95% of our PUDs at December 31, 2011 are comprised of natural gas, the specific timing of the development of PUDs over the next five years is highly dependent upon the prevailing price of natural gas.

The estimated cash flows from our proved reserves at December 31, 2011 were as follows:

	September 30,	September 30,	September 30,
	Proved Developed (M$)	Proved Undeveloped (M$)	Total Proved (M$)

Estimated pre-tax future net cash flows (1)	$469,811	$165,516	$635,327

Discounted pre-tax future net cash flows (PV-10) (1)	$294,139	$47,234	$341,373

Total standardized measure of discounted future net cash flows			$303,881

(1)

Estimated pre-tax future net cash flows and discounted pre-tax future net cash flows (PV-10) are non-GAAP measures because they exclude income tax effects. Management believes these non-GAAP measures are useful to investors as they are based on prices, costs and discount factors which are consistent from company to company, while the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. As a result, the Company believes that investors can use these non-GAAP measures as a basis for comparison of the relative size and value of the Company’s reserves to other companies. The Company also understands that securities analysts and rating agencies use these non-GAAP measures in similar ways. The following table reconciles undiscounted and discounted future net cash flows to standardized measure of discounted cash flows as of December 31, 2011:

September 30,
Total Proved (M$)

Estimated pre-tax future net cash flows	$635,327

10% annual discount	(293,954)

Discounted pre-tax future net cash flows	341,373

Future income taxes discounted at 10%	(37,492)

Standardized measure of discounted future net cash flows	$303,881

We have not filed any reports with other federal agencies that contain an estimate of total proved net oil and gas reserves.

Core Areas

The following table sets forth estimated proved reserves and annual production from each of our core areas (in Bcfe) for the years ended December 31, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Reserves	Production	Reserves	Production
Oklahoma	184.5	12.8	117.0	10.6
E. Texas	30.9	4.4	26.1	3.5
Gulf Coast Basin	24.7	10.2	25.6	14.4
Arkansas	22.6	2.5	23.6	2.5
Other	2.7	0.3	0.4	—

	265.4	30.2	192.7	31.0

Oklahoma

During late 2006, we began our initial drilling program to evaluate the Woodford Shale formation on a substantial portion of our Oklahoma acreage. During 2011, we continued our evaluation of the Woodford Shale as we drilled and participated in 36 gross wells, achieving a 100% success rate. In total, we invested $56.5 million during 2011 acquiring prospective Woodford Shale acreage and drilling and completing wells. In addition, during 2011 we utilized $27.4 million from our Woodford joint venture partner relative to a drilling carry and plan to continue utilizing the drilling carry during 2012 under the first and second phases our Woodford joint venture. Average daily production from our Oklahoma properties during 2011 totaled 35 MMcfe per day, a 21% increase from 2010 average daily production. We experienced positive performance revisions to our proved reserves, which when combined with reserves added from our 2011 drilling program, resulted in a 58% increase in our estimated proved reserves. We have allocated approximately 25% of our 2012 capital budget to operations in the Woodford Shale as we expect to operate the drilling of approximately 20 gross wells primarily targeting liquids rich gas.

As of December 31, 2011 we had invested $18.3 million to acquire approximately 28,000 net acres of Mississippian Lime acreage in northern Oklahoma and southern Kansas. We have allocated approximately 10% of our 2012 capital budget to explore this primarily oil focused trend. We plan to drill 12 to 15 gross Mississippian Lime wells in 2012, but could accelerate this development plan depending on the drilling results from the initial wells.

East Texas

During 2011, we invested $31.4 million in our East Texas properties as we drilled and participated in 10 gross wells, achieving a 90% success rate. Net production from our East Texas assets averaged 12 MMcfe per day during 2011, a 26% increase from 2010 average daily production and our estimated proved reserves increased 19% from 2010, primarily as a result of successful drilling in our Carthage field. We have allocated approximately 20% of our 2012 capital budget to drilling and completing six gross wells in our Carthage field.

Gulf Coast Basin

During 2011, we drilled five gross wells in the Gulf Coast Basin, achieving a 100% success rate. In total, we invested $31.1 million in this area. Production from this area decreased 29% from 2010 totaling 28.1 MMcfe per day in 2011. However, production from our largest discovery in 2011 in the Gulf Coast Basin, our La Cantera prospect, is expected to commence during March 2012. Our estimated proved reserves in this area declined 4% from 2010 primarily as a result of natural production declines, offset in part by the proved reserves associated with the 2011 drilling program. We have allocated approximately 18% of our 2012 capital budget to various drilling and maintenance projects in the Gulf Coast Basin, including a delineation well to our La Cantera discovery.

Arkansas

During 2011, we participated in 58 gross wells in the Fayetteville Shale, all of which were successful. In total, we invested $2.7 million in Arkansas during 2011. Production during 2011 remained at 6.8 MMcfe per day while our estimated proved reserves decreased by approximately 4% during 2011. As a result of low natural gas prices, we have allocated less than 1% of our 2012 capital budget to participating in third-party operated Fayetteville Shale wells. We plan to evaluate divestment opportunities for these assets during 2012.

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

In view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we are unable to predict future oil and natural gas prices and demand or the overall effect such prices and demand will have on the Company. During 2011, one customer accounted for 20%, one accounted for 18%, one accounted for 15% and one accounted for 11% of our oil and natural gas revenue. During 2010, one customer accounted for 19%, two accounted for 17% each and one accounted for 10% of our oil and natural gas revenue. During 2009, two customers accounted for 17% each, one accounted for 13% and one accounted for 12% of our oil and natural gas revenue. These percentages do not consider the effects of commodity hedges. We do not believe that the loss of any of our oil or natural gas purchasers would have a material adverse effect on our operations due to the availability of other purchasers.

Production, Pricing and Production Cost Data

The following table sets forth our production, pricing and production cost data during the periods indicated. Only one core area, Oklahoma, which includes primarily Woodford Shale reserves, represented greater than 15% of our total estimated proved reserves.

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Production:
Oil (Bbls):
Oklahoma	145	71	502
Other	571,951	663,231	599,622

Total Oil (Bbls)	572,096	663,302	600,124

Gas (Mcf):
Oklahoma	12,736,622	10,577,414	10,579,524
Other	11,726,311	13,924,126	17,485,746

Total Gas (Mcf)	24,462,933	24,501,540	28,065,270

NGL (Mcfe):
Oklahoma	553	683	450
Other	2,287,293	2,469,188	2,532,372

Total NGL (Mcfe)	2,287,846	2,469,871	2,532,822

Total Production (Mcfe):
Oklahoma	12,738,045	10,578,523	10,582,986
Other	17,445,310	20,372,700	23,615,850

Total Production (Mcfe)	30,183,355	30,951,223	34,198,836

Average sales prices (1):
Oil (per Bbl):
Oklahoma	$89.61	$69.62	$52.13
Other	$105.33	$79.48	$59.31
Total Oil (per Bbl)	$105.33	$79.47	$59.31
Gas (per Mcf)
Oklahoma	$2.42	$2.80	$2.27
Other	$3.86	$4.31	$3.74
Total Gas (per Mcf)	$3.11	$3.66	$3.19
NGL (per Mcfe)
Oklahoma	$5.15	$3.79	$4.10
Other	$9.51	$7.78	$5.38
Total NGL (per Mcfe)	$9.51	$7.78	$5.38
Total Per Mcfe:
Oklahoma	$2.42	$2.80	$2.27
Other	$7.29	$6.47	$4.86
Total Per Mcfe	$5.24	$5.22	$4.06

Average Production Cost per Mcfe (2):
Oklahoma	$0.76	$0.71	$0.53
Other	$1.65	$1.55	$1.39
Total Average Production Cost per Mcfe	$1.28	$1.26	$1.13

(1)	Does not include the effect of hedges.

(2)	Production costs do not include production taxes.

Oil and Gas Drilling Activity

The following table sets forth the wells drilled and completed by us during the periods indicated. All wells were drilled in the continental United States.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Exploration:
Productive	94	18.15	82	9.55	64	5.84
Non-productive	1	0.50	3	0.76	2	0.48

Total	95	18.65	85	10.31	66	6.32

Development:
Productive	23	1.33	17	1.50	16	1.70
Non-productive	—	—	—	—	—	—

Total	23	1.33	17	1.50	16	1.70

In 2011, 35 gross (9.94 net) exploratory and one gross (.05 net) development wells were drilled in the Woodford Shale. In 2010, 19 gross (7.32 net) exploratory and 1 gross (.81 net) development wells were drilled in the Woodford Shale. In 2009, 13 gross (2.56 net) exploratory and two gross (.93 net) development wells were drilled in the Woodford Shale. All of these wells were productive.

We owned working interests in 34 gross (22 net) producing oil wells and 1,082 gross (292 net) producing gas wells at December 31, 2011. Of the 1,116 gross productive wells at December 31, 2011, three had dual completions. At December 31, 2011, we had 58 gross (10 net) wells in progress primarily in Arkansas and Oklahoma.

Leasehold Acreage

The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Leasehold Acreage
	Developed		Undeveloped
	Gross	Net	Gross	Net
Alabama	—	—	222	145
Arkansas	23,378	6,729	6,629	2,120
Kansas	—	—	4,091	4,091
Louisiana	6,043	2,330	6,705	3,852
Mississippi	721	721	—	—
Oklahoma	88,325	41,876	61,725	37,626
Texas	41,926	22,710	8,090	3,944
Wyoming	2,720	680	9,203	2,301
Federal Waters	43,407	25,470	7,343	7,343

Total	206,520	100,516	104,008	61,422

Leases covering 8% of our net undeveloped acreage are scheduled to expire in 2012, 11% in 2013, 23% in 2014 and 58% thereafter. Of the acreage subject to leases scheduled to expire during 2012, less than 5% relates to undeveloped acreage in Texas, Louisiana and Alabama where we do not anticipate any further drilling. We expect to hold the majority of the remaining acreage scheduled to expire in 2012 through drilling.

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

The Outer Continental Shelf Lands Act (the “OCSLA”), which was administered by the Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE”) and, after October 1, 2011, its successors, the Bureau of Ocean Energy Management (the “BOEM”) and the Bureau of Safety and Environmental Enforcement (the “BSEE”), and the FERC, requires that all pipelines operating on or across the shelf provide open-access, non-discriminatory service. There are currently no regulations implemented by the FERC under its OCSLA authority on gatherers and other entities outside the reach of its NGA jurisdiction. Therefore, we do not believe that any FERC, BOEM or BSEE action taken under OCSLA will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers with which we compete.

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

Federal Leases. We maintain operations located on federal oil and natural gas leases, which are administered by the BOEMRE, BOEM or BSEE, pursuant to the OCSLA. The BOEMRE and its successors, the BOEM and the BSEE, regulate offshore operations, including engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the Gulf of Mexico shelf, and removal of facilities.

On January 19, 2011, the U.S. Department of the Interior announced that it would divide offshore oil and gas responsibilities among three separate agencies, with the reorganization to be completed in 2011. The Department of the Interior first created the Office of Natural Resources Revenue to manage revenue collection on October 1, 2010. Effective October 1, 2011, the remaining functions of BOEMRE were split into two federal bureaus, the BOEM, which handles offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, NEPA analysis and environmental studies, and the BSEE, which is responsible for the safety and enforcement functions of offshore oil and gas operations, including the development and enforcement of safety and environmental regulations, permitting of offshore exploration, development and production activities, inspections, offshore regulatory programs, oil spill response and newly formed training and environmental compliance programs. Consequently, after October 1, 2011, we are required to interact with two newly formed federal bureaus to obtain approval of our exploration and development plans and issuance of drilling permits, which may result in added plan approval or drilling permit delays as the functions of the former BOEMRE are fully divested and implemented in the two federal bureaus. At this time, we cannot predict the impact that this reorganization, or future regulations of enforcement actions taken by the new agencies, may have on our operations. Our federal oil and natural gas leases are awarded based on competitive bidding and contain relatively standardized terms. These leases require compliance with detailed BOEMRE regulations and orders that are subject to interpretation and change by the BOEM or BSEE. The BOEMRE has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities, structures and pipelines, and the BOEM or the BSEE may in the future amend these regulations. Please read “Risk Factors” beginning on page 16 for more information on new regulations.

To cover the various obligations of lessees on the Outer Continental Shelf (the “OCS”), the BOEMRE and its successors generally require that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be satisfied. The cost of these bonds or assurances can be substantial and there is no assurance that they can be obtained in all cases. We are currently exempt from supplemental bonding requirements. As many regulations are being reviewed, we may be subject to supplemental bonding requirements in the future. Under some circumstances, the BOEM may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations.

Hurricanes in the Gulf of Mexico can have a significant impact on oil and gas operations on the OCS. The effects from past hurricanes have included structural damage to pipelines, wells, fixed production facilities, semi-submersibles and jack-up drilling rigs. The BOEMRE has been in the past, and the BOEM and the BSEE will be in the future, concerned about the loss of these facilities and rigs as well as the potential for catastrophic damage to key infrastructure and the resultant pollution from future storms. In an effort to reduce the potential for future damage, the BOEMRE has periodically issued guidance aimed at improving platform survivability by taking into account environmental and oceanic conditions in the design of platforms and related structures. It is possible that similar, if not more stringent, requirements will be issued by the BOEM or the BSEE for future hurricane seasons. New requirements, if any, could increase our operating costs to future storms.

The Office of Natural Resources Revenue (the “ONRR”) in the U.S. Department of the Interior administers the collection of royalties under the terms of the OCSLA and the oil and natural gas leases issued thereunder. The amount of royalties due is based upon the terms of the oil and natural gas leases as well as the regulations promulgated by the ONRR.

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

Our activities with respect to exploration and production of oil and natural gas, including the drilling of wells and the operation and construction of pipelines, plants and other facilities for extracting, transporting, processing, treating or storing natural gas and other petroleum products, are subject to stringent environmental regulation by state and federal authorities, including the United States Environmental Protection Agency (the “USEPA”). Such regulation can increase the cost of planning, designing, installation and operation of such facilities. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities are inherent in oil and gas production operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover it is possible that other developments, such as spills or other unanticipated releases, stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, would result in substantial costs and liabilities to us.

Solid and Hazardous Waste. We own or lease numerous properties that have been used for production of oil and gas for many years. Although we have utilized operating and disposal practices standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under these properties. In addition, many of these properties have been operated by third parties that controlled the treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter over time. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future contamination.

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

Moreover, our exploration and production activities may involve the use of hydraulic fracturing techniques to stimulate wells and maximize natural gas production. Citing concerns over the potential for hydraulic fracturing to impact drinking water, human health and the environment, and in response to a congressional mandate, the USEPA has commissioned a study to identify potential risks associated with hydraulic fracturing. The USEPA finalized its plan for the study in November 2011. The initial study results are expected to be available by late 2012 and the final report will be delivered in 2014. Additionally, the Bureau of Land Management (“BLM”) is preparing a proposal for rules that would not only require operators on public lands to disclose the contents of fracturing fluids, but would also require disclosure of the source of water to be used in fracturing and plans for disposal of flowback, as well as impose well integrity requirements. Depending on the results of the USEPA study and other developments related to the impact of hydraulic fracturing, our drilling activities could be subjected to new or enhanced federal, state and/or local regulatory requirements governing hydraulic fracturing.

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

According to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases (“GHG”) may be contributing to global warming of the earth’s atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives have been underway to limit GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act (“CAA”) definition of an “air pollutant”, and in response the USEPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA. The USEPA has also promulgated rules requiring large sources to report their GHG emissions. Sources subject to these reporting requirements include on- and offshore petroleum and natural gas production and onshore natural gas processing and distribution facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year in aggregate emissions from all site sources. We are not subject to greenhouse gas reporting requirements. In addition, the USEPA promulgated rules that significantly increase the GHG emission threshold that would identify major stationary sources of GHG subject to CAA permitting programs. As currently written and based on current Company operations, we are not subject to federal GHG permitting requirements. Regulation of GHG emissions is new and highly controversial, and further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact the Company. Further, apart from these developments, recent judicial decisions that have allowed certain tort claims alleging property damage to proceed against GHG emissions sources may increase the Company’s litigation risk for such claims. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, the Company cannot predict the financial impact of related developments on the Company.

USEPA has proposed new rules to address air emissions from the oil and gas industry, among other things by requiring installation of equipment to capture certain gases released from new or refitted wells. The proposals would revise New Source Performance Standards for volatile organic compounds and sulfur dioxide, impose controls on toxics emitted at oil and gas wells, and limit fugitive emissions from associated production, storage and transport equipment. The Company is currently evaluating the impact, if any, from the proposed rules.

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

Corporate Offices

Our headquarters are located in Lafayette, Louisiana, in approximately 48,400 square feet of leased space, with exploration offices in Houston, Texas and Tulsa, Oklahoma, in approximately 5,500 square feet and 11,800 square feet, respectively, of leased space. We also maintain owned or leased field offices in the areas of the major fields in which we operate properties or have a significant interest. Replacement of any of our leased offices would not result in material expenditures by us as alternative locations to our leased space are anticipated to be readily available.

Employees

We had 111 full-time employees as of February 20, 2012. In addition to our full time employees, we utilize the services of independent contractors to perform certain functions. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement.

Available Information

We make available free of charge, or through the “Investors—SEC Documents” section of our website at www.petroquest.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished to the Securities and Exchange Commission. Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available through the “Investors—Corporate Governance” section of our website or in print to any stockholder who requests them.

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

As of December 31, 2011, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $127.7 million, which could have important consequences for you, including the following:

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

Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

Lower oil and natural gas prices may cause us to record ceiling test write-downs, which could negatively impact our results of operations.

We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “full cost ceiling” which is based upon the present value of estimated future net cash flows from proved reserves, including the effect of hedges in place, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If at the end of any fiscal period we determine that the net capitalized costs of oil and natural gas properties exceed the full cost ceiling, we must charge the amount of the excess to earnings in the period then ended. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce our net income and stockholders’ equity. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date. During 2009 and 2011, we recognized approximately $175 million in ceiling test write-downs as a result of the decline in commodity prices.

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

Our ability to execute our long-term operating strategy is highly dependent on our having access to capital when the need arises. We historically have addressed our long-term liquidity needs through bank credit facilities, second lien term credit facilities, issuances of equity and debt securities, sales of assets, joint ventures and cash provided by operating activities. We will examine the following alternative sources of long-term capital as dictated by current economic conditions:

•	borrowings from banks or other lenders;

•	the sale of non-core assets;

•	the issuance of debt securities;

•	the sale of common stock, preferred stock or other equity securities;

•	joint venture financing; and

•	production payments.

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

As is generally the case in the Gulf Coast Basin where approximately one third of our current production is located, many of our producing properties are characterized by a high initial production rate, followed by a steep decline in production. In order to maintain or increase our reserves, we must constantly locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. We must do this even during periods of low oil and natural gas prices when it is difficult to raise the capital necessary to finance our exploration, development and acquisition activities. Without successful exploration, development or acquisition activities, our reserves and revenues will decline rapidly. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have access to necessary financing for these activities, either of which would have a material adverse effect on our financial condition.

Approximately one third of our production is exposed to the additional risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise.

At December 31, 2011, approximately one third of our production and approximately 10% of our reserves are located in the Gulf of Mexico and along the Gulf Coast Basin. Operations in this area are subject to severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise. Some of these adverse conditions can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, certain of our Gulf Coast Basin properties have experienced damages and production downtime as a result of storms including Hurricanes Katrina and Rita, and more recently Hurricanes Gustav and Ike. In addition, according to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases may be contributing to global warming of the earth’s atmosphere and to global climate change, which may exacerbate the severity of these adverse conditions. As a result, such conditions may pose increased climate-related risks to our assets and operations.

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

The Macondo well explosion and ensuing oil spill could have broad adverse consequences affecting our operations in the Gulf of Mexico, some of which may be unforeseeable.

In April 2010, there was a fire and explosion aboard the rig drilling the Macondo well operated by another company in ultra-deep water in the U.S. Gulf of Mexico. As a result of the explosion and ensuing fire, the rig sank, causing loss of life, and created a major oil spill that produced economic, environmental and natural resource damage in the U.S. Gulf Coast region. In response to the explosion and spill, there have been many proposals by governmental and private constituencies to address the direct impact of the disaster and to prevent similar disasters in the future. Beginning in May 2010, the U.S. Department of the Interior, initially through its federal Minerals Management Service (the “MMS”), which was subsequently renamed the Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE”) in June 2010, issued a series of “Notices to Lessees and Operators” (“NTLs”), imposing a variety of new safety measures and permitting requirements, and implementing a moratorium on deepwater drilling activities in the U.S. Gulf of Mexico that effectively shut down deepwater drilling activities until the moratorium was lifted by Secretary of the Interior Ken Salazar in October 2010. Despite the fact that the drilling moratorium was lifted, this spill and its aftermath have led to delays in obtaining drilling permits from the BOEMRE. Effective October 1, 2011, the BOEMRE was split into two federal bureaus, the Bureau of Ocean Energy Management (the “BOEM”), which handles offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, NEPA analysis and environmental studies, and the Bureau of Safety and Environmental Enforcement (the “BSEE”), which is responsible for the safety and enforcement functions of offshore oil and gas operations, including the development and enforcement of safety and environmental regulations, permitting of offshore exploration, development and production activities, inspections, offshore regulatory programs, oil spill response and newly formed training and environmental compliance programs. Consequently, after October 1, 2011, we will be required to interact with two newly formed federal bureaus to obtain approval of our exploration and development plans and issuance of drilling permits, which may result in added plan approval or drilling permit delays as the functions of the former BOEMRE are fully divested and implemented in the two federal bureaus. While legislation was introduced in the U.S. Congress to expedite the process for offshore permits including limitations on the timeframe for environmental and judicial review, there is no guarantee that this or similar legislation will pass.

In addition to the drilling restrictions, new safety measures and permitting requirements already issued by the BOEMRE, there have been numerous additional proposed changes in laws, regulations, guidance and policy in response to the Macondo well explosion and oil spill that could affect our operations and cause us to incur substantial losses or expenditures. Implementation of any one or more of the various proposed responses to the disaster could materially adversely affect operations in the U.S. Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory costs, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the U.S. Gulf of Mexico more difficult, more time consuming, and more costly. For example, during the previous session of Congress, a variety of amendments to the OPA, were proposed in response to the Macondo well incident. The OPA and regulations adopted pursuant to the OPA impose a variety of requirements related to the prevention of and response to oil spills into waters of the United States, including the Outer Continental Shelf, which includes the U.S. Gulf of Mexico where we have offshore operations. The OPA subjects operators of offshore leases and owners and operators of oil handling facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. The OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. The OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the Outer Continental Shelf, although the Secretary of Interior may increase this amount up to $150 million in certain situations. Legislation was proposed in the previous session of Congress to amend the OPA to increase the minimum level of financial responsibility to $300 million or more and there exists the possibility that similar legislation could be introduced and adopted during the current session of Congress. If the OPA is amended during the current session of Congress to increase the minimum level of financial responsibility to $300 million, we may experience difficulty in providing financial assurances sufficient to comply with this requirement. If we are unable to provide the level of financial assurance required by the OPA, we may be forced to sell our properties or operations located on the Outer Continental Shelf or enter into partnerships with other companies that can meet the increased financial responsibility requirement, and any such developments could have an adverse effect on the value of our offshore assets and the results of our operations. We cannot predict at this time whether the OPA will be amended or whether the level of financial responsibility required for companies operating on the Outer Continental Shelf will be increased.

Regulatory requirements imposed by the BOEMRE, BOEM or BSEE could significantly delay our ability to obtain permits to drill new wells in offshore waters.

Subsequent to the Macondo well incident in the U.S. Gulf of Mexico, the BOEMRE issued a series of NTLs and other regulatory requirements imposing new standards and permitting procedures for new wells to be drilled in federal waters of the Outer Continental Shelf. These requirements include the following:

•

The Environmental NTL, which imposes new and more stringent requirements for documenting the environmental impacts potentially associated with the drilling of a new offshore well and significantly increases oil spill response requirements.

•

The Compliance and Review NTL, which imposes requirements for operators to secure independent reviews of well design, construction and flow intervention processes, and also requires certifications of compliance from senior corporate officers.

•

The Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain wellbore integrity, and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams.

•

The Workplace Safety Rule, which requires operators to have a comprehensive safety and environmental management system (“SEMS”) in order to reduce human and organizational errors as root causes of work-related accidents and offshore spills.

On September 14, 2011, BOEMRE issued proposed rules that would amend the Workplace Safety Rule by requiring the imposition of certain added safety procedures to a company’s SEMS not covered by the original rule and revising existing obligations that a company’s SEMS be audited by requiring the use of an independent third party auditor who has been pre-approved by the agency to perform the auditing task. As a result of the issuance of these new regulatory requirements, the BOEMRE has been taking much longer than in the past to review and approve permits for drilling operations. Moreover, effective October 1, 2011, the BOEMRE was split into two separate federal bureaus, the BOEM and the BSEE. As the new standards and procedures are being integrated into the existing framework of offshore regulatory programs, we anticipate that there may be increased costs associated with regulatory compliance and delays in obtaining permits for other operations such as recompletions, workovers and abandonment activities.

We are unsure what long-term effect, if any, the BOEMRE’s, BOEM’s or BSEE’s additional regulatory requirements and permitting procedures will have on our offshore operations. Consequently, we may be subject to a variety of unforeseen adverse consequences arising directly or indirectly from the Macondo well incident.

Regulatory requirements imposed by the BOEMRE, BOEM or BSEE could significantly impact our estimates of future asset retirement obligations from period to period.

We are responsible for plugging and abandoning wellbores and decommissioning associated platforms, pipelines and facilitates on our oil and natural gas properties. In addition to the NTLs discussed previously, the BOEMRE issued NTL No. 2010-G05, effective October 15, 2010, which establishes a more stringent regimen for the timely decommissioning of what is known as “idle iron”—wells, platforms and pipelines that are no longer producing or serving exploration or support functions related to an operator’s lease—in the U.S. Gulf of Mexico. This NTL sets forth more stringent standards for decommissioning timing requirements by applying the requirement that any well that has not been used during the past five years for exploration or production on active leases and is no longer capable of producing in paying quantities must be permanently plugged or temporarily abandoned within three years. Plugging or abandonment of wells may be delayed by two years if all of the well’s hydrocarbon and sulphur zones are appropriately isolated. Similarly, platforms or other facilities that are no longer useful for operations must be removed within five years of the cessation of operations. The triggering of these plugging, abandonment and removal activities under what may be viewed as an accelerated schedule in comparison to the industry’s historical decommissioning efforts may serve to increase, perhaps materially, our future plugging, abandonment and removal costs, which may translate into a need to increase our estimate of future asset retirement obligations required to meet such increased costs. For additional details relating to our asset retirement obligations, please read Note 7 to our audited consolidated financial statements.

Federal and state legislation and regulatory initiatives relating to oil and natural gas development and hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to enhance oil and natural gas production. Hydraulic fracturing using fluids other than diesel is currently exempt from regulation under the federal Safe Drinking Water Act, but opponents of hydraulic fracturing have called for further study of the technique’s environmental effects and, in some cases, a moratorium on the use of the technique. Several proposals have been submitted to Congress that, if implemented, would subject all hydraulic fracturing to regulation under the Safe Drinking Water Act. Further, the USEPA is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The USEPA expects to have the initial study results available by late 2012, and the final report is scheduled for completion by 2014. USEPA has also proposed new rules to address air emissions from the oil and gas industry by, among other things, requiring installation of equipment to capture certain gases released from new or refitted wells. The proposals would revise New Source Performance Standards for volatile organic compounds and sulfur dioxide, impose controls on toxics emitted at oil and gas wells, and limit fugitive emissions from associated production, storage and transport requirements. Additionally, the Bureau of Land Management (“BLM”) is preparing a proposal for rules that would not only require operators on public lands to disclose the contents of fracturing fluids, but would also require disclosure of the source of water to be used in fracturing, and plans for disposal of flowback, as well as impose well integrity requirements.

A number of states, including Arkansas, Louisiana, Texas and Wyoming, have required operators or service companies to disclose chemical components in fluids used for hydraulic fracturing. Some states have also imposed, or are considering, more stringent regulation of oil and natural gas exploration and production activities involving hydraulic fracturing by, among other things, promulgating well completion requirements, imposing controls on storage and recycling of flowback fluids, and increasing reporting obligations. In addition, concerns related to the impacts from hydraulic fracturing have led several states to issue moratoria on new natural gas development in various sensitive areas, including some areas overlying the Marcellus Shale. Similar action could be taken to preclude or limit natural gas development in other locations.

Recent seismic events have been observed in some areas (including Arkansas, Oklahoma, Ohio and Texas) where hydraulic fracturing has taken place. Some scientists believe the increased seismic activity may result from deep well fluid injection associated with use of hydraulic fracturing. Additional regulatory measures designed to minimize or avoid damage to geologic formations may be imposed to address such concerns.

Although it is not possible at this time to predict the final outcome of the USEPA’s study or the requirements of any additional federal or state legislation or regulation regarding hydraulic fracturing, management of drilling fluids or well integrity requirements, any new federal or state restrictions imposed on such activities in areas in which we conduct business could significantly increase our operating, capital and compliance costs as well as delay our ability to develop oil and natural gas reserves.

In addition to increased regulation of our business, we may also experience an increase in litigation seeking damages as a result of heightened public concerns related to air quality, water quality, and other environmental impacts.

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business and increase the working capital requirements to conduct these activities.

In July 2010, federal legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including oil and natural gas hedging transactions. Among other things, the Dodd-Frank Act provides for the creation of position limits for certain derivatives transactions, as well as requiring certain transactions to be cleared on exchanges for which cash collateral will be required. In October 2011, the Commodities Futures Trading Commission, or the CFTC, approved final rules that establish position limits for futures contracts on 28 physical commodities, including four energy commodities, and swaps, futures and options that are economically equivalent to those contracts. The rules provide an exemption for “bona fide hedging” transactions or positions, but this exemption is narrower than the exemption under existing CFTC position limit rules. The new limits generally will go into effect 60 days after the term “swap” is further defined pursuant to Section 721 of the Dodd-Frank Act. These new rules and regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts or reduce the availability of derivatives. Although we believe the derivative contracts that we enter into should not be materially impacted by position limits and other regulatory requirements, the impact upon our businesses will depend on whether the derivative contracts we enter into are exempt from position limits as bona fide hedging transactions.

Depending on the rules adopted by the CFTC or similar rules that may be adopted by other regulatory bodies, we might in the future be required to provide cash collateral for our commodities hedging transactions under circumstances in which we do not currently post cash collateral. Posting of such additional cash collateral could impact liquidity and reduce our cash available for capital expenditures. A requirement to post cash collateral could therefore reduce our ability to execute hedges to reduce commodity price uncertainty and thus protect cash flows. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable.

Proposed changes to U.S. tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations and cash flows.

The U.S. President’s Fiscal Year 2012 Budget Proposal includes provisions that would, if enacted, make significant changes to U.S. tax laws. These changes include, but are not limited to, (i) eliminating the immediate deduction for intangible drilling and development costs, (ii) eliminating the deduction from income for domestic production activities relating to oil and natural gas exploration and development and (iii) implementing certain international tax reforms. These proposed changes in the U.S. tax laws, if adopted, could adversely affect our business, financial condition, results of operations and cash flows.

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

This Form 10-K presents estimates of our proved reserves as of December 31, 2011, which have been prepared and presented under revised SEC rules. These revised rules were effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on twelve-month unweighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing. As a result of these changes, direct comparisons to our reserve amounts reported prior to the year ending on December 31, 2009 may be more difficult.

Another impact of the revised SEC rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This revised rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill on those reserves within the required five-year time frame. We removed approximately 1.8 Bcfe of proved undeveloped reserves in 2011 as a result of the five year rule.

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

Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Historically, the difference between our actual production and the production estimated in a prior year’s reserve report has not been material. Our 2011 production was approximately 14% greater than amounts projected in our 2010 reserve report. We cannot assure you that these differences will not be material in the future.

Approximately 39% of our estimated proved reserves at December 31, 2011 are undeveloped and 6% were developed, non-producing. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop and produce our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated. In addition, the recovery of undeveloped reserves is generally subject to the approval of development plans and related activities by applicable state and/or federal agencies. Statutes and regulations may affect both the timing and quantity of recovery of estimated reserves. Such statutes and regulations, and their enforcement, have changed in the past and may change in the future, and may result in upward or downward revisions to current estimated proved reserves.

You should not assume that the standardized measure of discounted cash flows is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the standardized measure of discounted cash flows from proved reserves at December 31, 2011 are based on twelve-month average prices and costs as of the date of the estimate. These prices and costs will change and may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by oil and natural gas purchasers or in governmental regulations or taxation may also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor we use when calculating standardized measure of discounted cash flows for reporting requirements in compliance with accounting requirements is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with our operations or the oil and natural gas industry in general will affect the accuracy of the 10% discount factor.

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

We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. Our hedge at December 31, 2011 is a costless collar placed with the commodity trading branch of JPMorgan Chase Bank which participates in our bank credit facility. We cannot assure you that this or future counterparties will not become credit risks in the future. Hedging arrangements expose us to risks in some circumstances, including situations when the counterparty to the hedging contract defaults on the contractual obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements may limit the benefit we could receive from increases in the market or spot prices for oil and natural gas. Oil and natural gas hedges increased our total oil and gas sales by approximately $2.4 million, $17.5 million and $79.9 million during 2011, 2010 and 2009, respectively. We cannot assure you that the hedging transactions we have entered into, or will enter into, will adequately protect us from fluctuations in oil and natural gas prices.

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

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy companies, has been and may continue to be highly volatile. During 2011, the sales price of our stock ranged from a low of $5.11 per share (on October 3, 2011) to a high of $9.54 per share (on March 30, 2011). Factors such as announcements concerning changes in prices of oil and natural gas, the success of our acquisition, exploration and development activities, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.

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

At December 31, 2011, we had reserved approximately 1.9 million shares of common stock for issuance under outstanding options and approximately 5.1 million shares issuable upon conversion of the Series B Preferred Stock. All of these shares of common stock are registered for sale or resale on currently effective registration statements. We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, the granting of restricted stock or the conversion of the Series B Preferred Stock, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

Provisions in our certificate of incorporation and bylaws could delay or prevent a change in control of our company, even if that change would be beneficial to our stockholders.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES

The following graph illustrates the yearly percentage change in the cumulative stockholder return on our common stock, compared with the cumulative total return on the NYSE/AMEX Stock Market (U.S. Companies) Index and the NYSE Stocks—Crude Petroleum and Natural Gas Index, for the five years ended December 31, 2011.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2011

Market Price of and Dividends on Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “PQ.” The following table lists high and low sales prices per share for the periods indicated:

	September 30,	September 30,
	High	Low

2010
1st Quarter	$7.20	$4.70
2nd Quarter	8.84	5.01
3rd Quarter	7.29	5.15
4th Quarter	7.92	5.35

2011
1st Quarter	$9.54	$7.01
2nd Quarter	9.49	6.43
3rd Quarter	8.63	5.50
4th Quarter	8.00	5.11

As of February 23, 2012, there were 336 common stockholders of record.

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

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2011.

	September 30,	September 30,	September 30,	September 30,
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
October 1—October 31, 2011	24,842	$6.79	—	—
November 1—November 30, 2011	1,243	$7.48	—	—
December 1—December 31, 2011	1,656	$6.63	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 2011 has been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011 (1)	2010	2009 (2)	2008 (3)	2007
	(in thousands except per share data)
Revenues	$160,700	$179,263	$218,684	$313,958	$262,334
Net income (loss) available to common stockholders	5,409	41,987	(95,330)	(102,100)	39,245
Net income (loss) available to common stockholders per share:
Basic	0.08	0.67	(1.72)	(2.08)	0.79
Diluted	0.08	0.66	(1.72)	(2.08)	0.78
Oil and gas properties, net	405,351	312,940	321,875	512,861	554,850
Total assets	516,166	439,517	410,459	670,249	644,347
Long-term debt	150,000	150,000	178,267	278,998	148,755
Stockholders’ equity	222,390	208,162	162,105	237,487	302,317

(1)	The year ended December 31, 2011 includes a ceiling test write-down of $18.9 million.

(2)	The year ended December 31, 2009 includes a ceiling test write-down of $156.1 million.

(3)	The year ended December 31, 2008 includes a ceiling test write-down of $266.2 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have successfully diversified into onshore, longer life basins in Oklahoma, Arkansas, Wyoming and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in Texas through 2011, we have invested approximately $891 million into growing our longer life assets. During the eight year period ended December 31, 2011, we have realized a 95% drilling success rate on 771 gross wells drilled. Comparing 2011 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 212% and estimated proved reserves by 219%. At December 31, 2011, 91% of our estimated proved reserves and 66% of our 2011 production were derived from our longer life assets.

During late 2008, in response to declining commodity prices and the global financial crisis, we shifted our focus from increasing reserves and production to building liquidity and strengthening our balance sheet. Because of our significant operational control, we were able to reduce our capital expenditures from $358 million in 2008 to $59 million in 2009 thus allowing us to utilize our cash flow from operations, combined with proceeds from an equity offering, to repay $130 million of bank debt. While we achieved our goal of strengthening the financial position of the Company, because of the reduced capital investments during 2009, our production declined by 9% during 2010.

During 2010 and 2011, we refocused on the key elements of our business strategy with the goal of growing reserves and production in a fiscally prudent manner. In order to maintain our financial flexibility, we funded our 2011 capital expenditures budget with cash flow from operations, cash on hand and additional proceeds received under the Woodford joint development agreement (see

“Liquidity and Capital Resources-Source of Capital: Joint Ventures”). As a result of our increased investments during 2010 and 2011, our estimated proved reserves as of December 31, 2011 increased 38% from 2010. Production in the fourth quarter of 2011 was 1% higher than production in the fourth quarter of 2010.

During February 2012, we amended our Woodford Shale joint development agreement (“JDA”) to accelerate the entry into Phase 2 of the drilling program effective March 1, 2012 and modify the drilling carry ratio. Under the amended JDA, the Phase 2 drilling carry has been expanded to provide for development in both the Mississippian Lime and the Woodford Shale plays whereby we will pay 25% of the cost to drill and complete wells and receive a 50% ownership interest. The Phase 2 drilling carry totals approximately $93 million and will be subject to extensions in one-year intervals. See “Liquidity and Capital Resources-Source of Capital: Joint Ventures”.

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

Disclosure requirements under Staff Accounting Bulletin 113 (“SAB 113”) include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. Companies also have the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. Pricing is based on a 12-month average price using beginning of the month pricing during the 12-month period prior to the ending date of the balance sheet to report oil and natural gas reserves. In addition, the 12-month average is also used to measure ceiling test impairments and to compute depreciation, depletion and amortization.

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

As a result of lower natural gas prices and higher estimated future development costs, and their negative impact on certain of our longer-lived estimated proved reserves and estimated future net cash flows, during the first and second quarters of 2011, we recognized ceiling test write-downs totaling $18.9 million.

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

Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2011, our derivative instruments were considered effective cash flow hedges.

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

Results of Operations

The following table sets forth certain operating information with respect to our oil and gas operations for the years ended December 31, 2011, 2010 and 2009. Our historical results are not necessarily indicative of results to be expected in future periods.

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Production:
Oil (Bbls)	572,096	663,302	600,124
Gas (Mcf)	24,462,933	24,501,540	28,065,270
Ngl (Mcfe)	2,287,846	2,469,871	2,532,822
Total Production (Mcfe)	30,183,355	30,951,223	34,198,836

Sales:
Total oil sales	$60,064,426	$52,715,434	$41,150,657
Total gas sales	78,664,373	107,117,320	163,867,613
Total ngl sales	21,756,917	19,205,726	13,625,642

Total oil and gas sales	$160,485,716	$179,038,480	$218,643,912

Average sales prices:
Oil (per Bbl)	$104.99	$79.47	$68.57
Gas (per Mcf)	3.22	4.37	5.84
Ngl (per Mcfe)	9.51	7.78	5.38
Per Mcfe	5.32	5.78	6.39

The above sales and average sales prices include increases (decreases) to revenue related to the settlement of gas hedges of $2,609,000, $17,538,000 and $74,333,000 and oil hedges of ($192,000), $0 and $5,559,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

Net income available to common stockholders totaled $5,409,000 and $41,987,000 for the years ended December 31, 2011 and 2010, respectively. The primary reasons for the fluctuations were as follows:

Production Total production decreased 2% during the year ended December 31, 2011 as compared to the 2010 period. However, total production in the fourth quarter of 2011 increased 8% as compared to the third quarter of 2011. Gas production during the year ended December 31, 2011 decreased less than one percent from the comparable period in 2010. The decrease in gas production was primarily the result of normal production declines in the Gulf Coast Basin, offset by increases in gas production from our longer-life basins. As a result of continued drilling in our longer-life basins, we expect our average daily gas production in 2012 to increase as compared to 2011.

Oil production during the twelve month period ended December 31, 2011 decreased 14% from the comparable 2010 period. The decrease in oil production is primarily the result of normal production declines in the Gulf Coast Basin. Partially offsetting this decrease were increases due to the inception of production in the Niobrara Shale, where our first well began production in the fourth quarter of 2010 and three subsequent wells began production during 2011, and in the Eagle Ford Shale, where our first five wells began production in the third quarter of 2011. These Niobrara and Eagle Ford Shale wells represented 8% of our total oil production during 2011. Although we expect to increase oil production from drilling operations in the Mississippian Lime, the Eagle Ford Shale and our La Cantera prospect, such increase is not expected to completely offset normal declines in the Gulf Coast area. As a result, we expect a small decrease in our average daily oil production during 2012 as compared to 2011.

Ngl production during the twelve months ended December 31, 2011 decreased 7% from the comparable 2010 period due to the general decline in Gulf Coast gas production. As a result of ongoing drilling in our Texas, Oklahoma and Gulf Coast assets, we expect our daily Ngl production in 2012 to increase significantly as compared to 2011.

Prices Including the effects of our hedges, average gas prices per Mcf for the twelve months ended December 31, 2011 were $3.22 as compared to $4.37 for the 2010 period. Average oil prices per Bbl for the twelve months ended December 31, 2011 were $104.99 as compared to $79.47 for the 2010 period. Average Ngl prices per Mcfe for the twelve months ended December 31, 2011 were $9.51 compared to $7.78 during the 2010 period. Stated on an Mcfe basis, unit prices received during the twelve month period ended December 31, 2011 were 8% lower than the prices received during the comparable 2010 period.

Revenue Including the effects of hedges, oil and gas sales during the twelve months ended December 31, 2011 decreased 10% to $160,486,000 as compared to oil and gas sales of $179,038,000 during the 2010 period. The decreased revenue during 2011 was primarily the result of lower gas prices and decreased oil production partially offset by higher oil prices.

Expenses Lease operating expenses for the twelve months ended December 31, 2011 decreased to $38,571,000 as compared to $39,012,000 during the 2010 period. Per unit lease operating expenses totaled $1.28 per Mcfe during the twelve month period ended December 31, 2011 as compared to $1.26 per Mcfe during the 2010 period. Per unit lease operating expenses in 2012 are expected to be slightly lower than per unit lease operating expenses in 2011.

Production taxes decreased during the twelve months ended December 31, 2011 to $3,100,000 from $4,917,000 during the comparable 2010 period. The decrease was primarily the result of refunds received totaling $2,934,000 during 2011 with respect to severance tax previously paid on Oklahoma and East Texas wells as compared to $1,887,000 received during 2010.

General and administrative expenses during the twelve months ended December 31, 2011 totaled $20,436,000 as compared to expenses of $21,341,000 during the 2010 period. Included in general and administrative expenses was share-based compensation expense related to ASC Topic 718, as follows (in thousands):

	September 30,	September 30,
	Years Ended
	December 31,
	2011	2010
Stock options:
Incentive Stock Options	$493	$793
Non-Qualified Stock Options	703	2,081
Restricted stock	3,637	4,263

Share-based compensation	$4,833	$7,137

We capitalized $11,176,000 of general and administrative costs during the twelve month period ended December 31, 2011 and $11,894,000 of such costs during the comparable 2010 period. General and administrative expenses in 2012 are expected to approximate 2011.

Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the twelve months ended December 31, 2011 totaled $57,143,000, or $1.89 per Mcfe, as compared to $58,172,000, or $1.88 per Mcfe, during the comparable 2010 period.

As a result of higher estimated future development costs and low natural gas prices and their negative impact on certain of our longer-lived estimated proved reserves and estimated future net cash flows, we recorded non-cash ceiling test write-downs of our oil and gas properties of $18,907,000 during the year ended December 31, 2011. There were no ceiling test write-downs of our oil and gas properties in the 2010 period. See Note 11, “Ceiling Test” for further discussion of the ceiling test write-downs.

Interest expense, net of amounts capitalized on unevaluated properties, totaled $9,648,000 during the twelve months ended December 31, 2011 as compared to $9,952,000 during the 2010 period. We capitalized $7,034,000 of interest during the twelve month period of 2011, and $7,771,000 during the respective 2010 period. The decrease in capitalized interest during the year ended December 31, 2011 was due to the sale of a portion of our unevaluated properties pursuant to the Woodford joint development agreement during the second quarter of 2010. Total interest costs were 6% lower during the twelve months ended December 31, 2011 as compared to the same period in 2010 as a result of the refinancing our 10 3/8% Senior Notes due 2012 with our 10% Senior Notes due 2017 in August 2010.

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

As a result of the early redemption of our 10 3/8% Senior Notes due 2012, we incurred a loss during the third quarter of 2010 totaling $5,973,000. Approximately $1,785,000 of the loss related to non-cash amortization of deferred financing costs and discount associated with the 10 3/8% Senior Notes due 2012.

Income tax expense (benefit) during the twelve months ended December 31, 2011 totaled ($1,810,000) as compared to $1,630,000 during the 2010 period. We provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.

As a result of the ceiling test write-downs recognized during prior years, we incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of the deferred tax asset in prior periods. During the third quarter of 2011, we reversed the remaining valuation allowance as future reversals of existing deferred tax liabilities were sufficient to realize the entire deferred tax asset and we had a net deferred tax liability of $551,000 at December 31, 2011.

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

Oil production during the twelve month period ended December 31, 2010 increased 11% from the 2009 period due to the restoration of production at our Ship Shoal 225 field after repairs and a recompletion following Hurricanes Katrina and Rita. In addition, our oil production rates increased from the drilling success of our Turtle Bayou prospect in 2010 and workovers at our Ft. Trinidad field in E. Texas.

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

General and administrative expenses during the year ended December 31, 2010 totaled $21,341,000 as compared to expenses of $18,869,000 during 2009. Included in general and administrative expenses was share-based compensation expense related to ASC Topic 718, as follows (in thousands):

	September 30,	September 30,
	Years Ended
	December 31,
	2010	2009
Stock options:
Incentive Stock Options	$793	$835
Non-Qualified Stock Options	2,081	2,024
Restricted stock	4,263	3,469

Share based compensation	$7,137	$6,328

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

Interest expense, net of amounts capitalized on unevaluated properties, totaled $9,952,000 during the twelve months ended December 31, 2010 as compared to $12,615,000 during the 2009 period. We capitalized $7,771,000 of interest during the twelve month period ended December 31, 2010 and $8,679,000 during the 2009 period. We reduced the outstanding borrowings under our bank credit facility from $130 million at December 31, 2008 to zero at December 31, 2010. We also retired our 10 3/8% Senior Notes due 2012 during August 2010 in connection with the issuance of our 10% Senior Notes due 2017.

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

As a result of the ceiling test write-downs recognized during 2008 and 2009, we incurred a cumulative three-year loss. As a result of this cumulative loss and the impact it has on the determination of the recoverability of deferred tax assets through future earnings, we established a valuation allowance for a portion of our deferred tax assets. We reduced the valuation allowance by $20,488,000 during the year ended December 31, 2010, the impact of which is included in our effective tax rate. The valuation allowance was $3,195,000 as of December 31, 2010.

Liquidity and Capital Resources

We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, second lien term credit facilities, issuances of equity and debt securities, joint ventures and sales of assets. At December 31, 2011, we had a working capital deficit of $14.0 million compared to a surplus of $59.1 million at December 31, 2010. This decrease was primarily the result of increased operational activities during 2011 as compared to 2010, as we utilized a portion of our cash on hand to fund our capital expenditures in excess of our operational cash flow.

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

Source of Capital: Operations

Net cash flow from operations decreased from $131,644,000 during 2010 to $117,890,000 during 2011. The decrease in operating cash flow during 2011 as compared to 2010 was primarily attributable to cash received during the first quarter of 2010 in connection with a legal settlement and the impact of lower natural gas prices in 2011.

Source of Capital: Debt

On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. The net proceeds of the offering, together with cash on hand, were used to fund our tender offer and consent solicitation and redemption of our 10 3/8% Senior Notes due 2012.

At December 31, 2011, the estimated fair value of the Notes was $151.5 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At December 31, 2011, $5.0 million had been accrued in connection with the March 1, 2012 interest payment and we were in compliance with all of the covenants contained in the Notes.

We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank and Whitney Bank. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of December 31, 2011 we had no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.

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

We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits us to repurchase up to $10 million of our common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase our Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of December 31, 2011, we were in compliance with all of the covenants contained in the Credit Agreement.

Source of Capital: Issuance of Securities

During October 2010, our shelf registration statement was declared effective, which allows us to publicly offer and sell up to $250 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.

Source of Capital: Divestitures

We do not budget property divestitures; however, we are continuously evaluating our property base to determine if there are assets in our portfolio that no longer meet our strategic objectives. From time to time we may divest certain non-strategic assets in order to provide liquidity to strengthen our balance sheet or capital to be reinvested in higher rate of return projects. We are currently exploring divestment opportunities for our Wyoming and Arkansas assets. We cannot assure you that we will be able to sell any of our assets in the future.

Source of Capital: Joint Ventures

In May 2010, we entered into a joint development agreement with WSGP, a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of our Woodford proved undeveloped reserves as well as the right to earn 50% of our undeveloped Woodford acreage position through a two phase drilling program. We received approximately $57.4 million in cash at closing, net of $2.6 million in transaction fees, and an additional $14 million on November 30, 2011. In addition, since May 2010, WSGP has funded a share of our drilling costs under a drilling program. We achieved certain production performance metrics, as outlined in the joint development agreement, relative to the first 18 wells drilled under the drilling program. As a result, we received an additional $14 million during December 2011.

During February 2012, we amended the joint development agreement with WSGP. The amendment provides additional funding for a share of our drilling costs relative to our 2012 drilling programs in both our Woodford Shale and Mississippian Lime project areas. WSGP will continue to earn 50% of our undeveloped Woodford Shale acreage as they continue to fund a share of our drilling costs.

Use of Capital: Exploration and Development

Our 2012 drilling capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $90 million and $100 million. We plan to fund our 2012 capital budget with cash flow from operations and cash on hand. In addition, we could utilize available borrowings under the bank credit facility or proceeds from the sale of assets to fund a portion of our drilling budget.

Use of Capital: Acquisitions

We do not budget acquisitions; however, we are continuously evaluating opportunities to expand our existing asset base or establish positions in new core areas. During 2010, we acquired acreage positions in the Niobrara Shale and the Eagle Ford Shale. In September 2011, we acquired approximately 28,000 acres in Pawnee County, Oklahoma targeting the Mississippian Lime, and subsequently sold a 50% interest in this acreage position for approximately $14.5 million. As of December 31, 2011, we had invested approximately $18 million to acquire our 28,000 net acre position in the Mississippian Lime. We plan to drill our first well in this oil play during the first quarter of 2012. During 2011, we invested approximately $31.4 million in leasehold acquisitions, which were funded through a combination of cash flow and cash on hand.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
							After
	Total	2012	2013	2014	2015	2016	2016

10% senior notes (1)	$235,000	$15,000	$15,000	$15,000	$15,000	$15,000	$160,000
Operating leases (2)	2,290	1,100	396	245	228	178	143
Capital projects (3)	30,427	3,110	2,889	1,357	803	20,642	1,626
Purchase commitments (4)	20,679	20,117	562	—	—	—	—

Total	$288,396	$39,327	$18,847	$16,602	$16,031	$35,820	$161,769

(1)	Includes principal and estimated interest.

(2)	Consists primarily of leases for office space and office equipment.

(3)	Consists of estimated future obligations to abandon our oil and gas properties.

(4)	Consists of certain drilling rig contracts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We experience market risks primarily in two areas: interest rates and commodity prices. Because all of our properties are located within the United States, we believe that our business operations are not exposed to significant market risks relating to foreign currency exchange risk.

Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected annual sales volumes for 2012, a 10% decline in the estimated average prices we expect to receive for our crude oil and natural gas production would have an approximate $9.4 million impact on our 2012 revenues.

We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During 2011, we received approximately $2.4 million from the counterparties to our derivative instruments in connection with net hedge settlements.

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

Our Credit Agreement requires that the counterparties to our hedge contracts be lenders under the Credit Agreement or, if not a lender under the Credit Agreement, rated A/A2 or higher by S&P or Moody’s. Currently, the counterparties to our existing hedge contracts are JPMorgan Chase Bank and Wells Fargo Bank, both of whom are lenders under the Credit Agreement. To the extent we enter into additional hedge contracts, we would expect that certain of the lenders under the Credit Agreement would serve as counterparties.

As of December 31, 2011, we had entered into the following gas hedge contract accounted for as a cash flow hedge:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2012	Costless Collar	10,000 Mmbtu	$5.00—5.29

At December 31, 2011, we recognized an asset of approximately $6.4 million related to the estimated fair value of this derivative instrument. Based on estimated future commodity prices as of December 31, 2011, we would realize a $4.0 million gain, net of taxes, as an increase to oil and gas sales during the next 12 months. This gain is expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.

During January 2012, we entered into the following additional hedge contracts accounted for as cash flow hedges:

	September 30,	September 30,	September 30,
	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
March—October 2012	Swap	20,000 Mmbtu	$2.60

Crude Oil:
February—December 2012	Swap	250 Bbl	$100.77

After executing the above transactions, the Company has approximately 8.6 Bcfe of gas volumes, with an average floor of $3.63 per Mcf, and approximately 84,000 barrels of oil volumes at $100.77 per barrel, hedged for 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that our internal control over financial reporting was effective as of December 31, 2011 based on these criteria.

Ernst & Young LLP, our independent registered public accounting firm, has issued their report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.

March 2, 2012

/s/ Charles T. Goodson

Charles T. Goodson

Chairman and

Chief Executive Officer

/s/ J. Bond Clement

J. Bond Clement

Executive Vice President-

Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PetroQuest Energy, Inc.

We have audited PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PetroQuest Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PetroQuest Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2011 and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 2, 2012

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEMS 10, 11, 12, 13 & 14

Pursuant to General Instruction G of Form 10-K, the information concerning Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accounting Fees and Services, is incorporated by reference to the information set forth in the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held May 9, 2012, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. FINANCIAL STATEMENTS

The following financial statements of the Company and the Report of the Company’s Independent Registered Public Accounting Firm thereon are included on pages F-1 through F-24 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the three years ended December 31, 2011

Consolidated Statements of Cash Flows for the three years ended December 31, 2011

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2011

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2011

Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.

3.	EXHIBITS:

2.1	Plan and Agreement of Merger by and among Optima Petroleum Corporation, Optima Energy (U.S.) Corporation, its wholly-owned subsidiary, and Goodson Exploration Company, NAB Financial L.L.C., Dexco Energy, Inc., American Explorer, L.L.C. (incorporated herein by reference to Appendix G of the Proxy Statement on Schedule 14A filed July 22, 1998).

3.1	Certificate of Incorporation of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 16, 1998).

3.2	Certificate of Amendment to Certificate of Incorporation dated May 14, 2008 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed June 23, 2009).

3.3	Bylaws of PetroQuest Energy, Inc., as amended of December 20, 2007 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed December 21, 2007).

3.4	Certificate of Domestication of Optima Petroleum Corporation (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed September 16, 1998).

3.5	Certificate of Designations, Preferences, Limitations and Relative Rights of The Series a Junior Participating Preferred Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit A of the Rights Agreement attached as Exhibit 1 to Form 8-A filed November 9, 2001).

3.6	Certificate of Designations establishing the 6.875% Series B cumulative convertible perpetual preferred stock, dated September 24, 2007 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on September 24, 2007).

4.1	Rights Agreement dated as of November 7, 2001 between PetroQuest Energy, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including exhibits thereto (incorporated herein by reference to Exhibit 1 to Form 8-A filed November 9, 2001).

4.2	Form of Rights Certificate (incorporated herein by reference to Exhibit C of the Rights Agreement attached as Exhibit 1 to Form 8-A filed November 9, 2001).

4.3	Indenture, dated May 11, 2005, among PetroQuest Energy, Inc., PetroQuest Energy, LLC, the Subsidiary Guarantors identified therein, and the Bank of New York Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed May 11, 2005).

4.4	First Supplemental Indenture, dated August 19, 2010, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on August 19, 2010).

4.5	Indenture, dated August 19, 2010, between PetroQuest Energy, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on August 19, 2010).

4.6	First Supplemental Indenture, dated August 19, 2010, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on August 19, 2010).

†10.1	PetroQuest Energy, Inc. 1998 Incentive Plan, as amended and restated effective May 14, 2008 (the “Incentive Plan”) (incorporated herein by reference to Appendix A of the Proxy Statement on Schedule 14A filed April 9, 2008).

†10.2	Form of Incentive Stock Option Agreement for executive officers (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Mark K. Stover, and J. Bond Clement) under the Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-K filed February 27, 2009).

†10.3	Form of Nonstatutory Stock Option Agreement under the Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Form 10-K filed February 27, 2009).

†10.4	Form of Restricted Stock Agreement for executive officers (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Mark K. Stover, and J. Bond Clement) under the Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-K filed February 27, 2009).

†10.5	PetroQuest Energy, Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2010).

†10.6	PetroQuest Energy, Inc. Annual Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on June 8, 2010).

10.7	Credit Agreement dated as of October 2, 2008, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed October 6, 2008).

10.8	First Amendment to Credit Agreement dated as of March 24, 2009, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 24, 2009).

10.9	Second Amendment to Credit Agreement dated as of September 30, 2009, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed October 1, 2009).

10.10	Third Amendment to Credit Agreement dated as of August 5, 2010, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Credit Agricole Corporate and Investment Bank, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on August 6, 2010).

10.11	Fourth Amendment to Credit Agreement dated as of October 3, 2011, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank and Whitney Bank (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on October 4, 2011).

†10.12	Amended Executive Employment Agreement dated effective as of December 31, 2008, between Charles T. Goodson and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed January 6, 2009).

†10.13	Amended Executive Employment Agreement dated effective as of December 31, 2008, between W. Todd Zehnder and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed January 6, 2009).

†10.14	Amended Executive Employment Agreement dated effective as of December 31, 2008, between Arthur M. Mixon, III and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed January 6, 2009).

†10.15	Amended Executive Employment Agreement dated effective as of December 31, 2008, between Daniel G. Fournerat and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed January 6, 2009).

†10.16

Amended Executive Employment Agreement dated effective as of December 31, 2008, between Mark

K. Stover and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.19 to Form 10-K filed February 27, 2009).

†10.17	Amended Executive Employment Agreement dated effective as of December 31, 2008, between J. Bond Clement and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed February 27, 2009).

†10.18	Form of Amended Termination Agreement between the Company and each of its executive officers, including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Mark K. Stover, and J. Bond Clement (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed January 6, 2009).

†10.19	Form of Indemnification Agreement between PetroQuest Energy, Inc. and each of its directors and executive officers, including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Mark K. Stover, J. Bond Clement, William W. Rucks, IV, E. Wayne Nordberg, Michael L. Finch, W.J. Gordon, III and Charles F. Mitchell, II (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed March 13, 2002).

10.20	Form of Surrender and Cancellation Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 16, 2010).

10.21	Joint Development Agreement dated May 17, 2010, among PetroQuest Energy, L.L.C., a Louisiana limited liability company, WSGP Gas Producing, LLC, a Delaware limited liability company, and NextEra Energy Gas Producing, LLC, a Delaware limited liability company (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on August 5, 2010).

*10.22	Second Amendment to the Joint Development Agreement dated February 24, 2012, among PetroQuest Energy, L.L.C., a Louisiana limited liability company, WSGP Gas Producing, LLC, a Delaware limited liability company, and NextEra Energy Gas Producing, LLC, a Delaware limited liability company.

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Form 10-K filed March 8, 2006).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Ryder Scott Company, L.P.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

*99.1	Reserve report letter as of December 31, 2011, as prepared by Ryder Scott Company, L.P.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement

(b)	Exhibits. See Item 15 (a) (3) above.

(c)	Financial Statement Schedules. None

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2012.

PETROQUEST ENERGY, INC.

By:	/s/ Charles T. Goodson
CHARLES T. GOODSON
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2012.

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
WILLIAM W. RUCKS, IV

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PetroQuest Energy, Inc.

We have audited the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetroQuest Energy, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2009 the Company changed the reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 2, 2012

PETROQUEST ENERGY, INC.

Consolidated Balance Sheets

(Amounts in Thousands)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$22,263	$63,237
Revenue receivable	15,860	13,386
Joint interest billing receivable	47,445	12,193
Other receivable	—	13,795
Hedge asset	6,418	—
Prepaid drilling costs	2,900	789
Drilling pipe inventory	4,070	11,711
Other current assets	2,965	1,827

Total current assets	101,921	116,938

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,600,546	1,433,642
Unevaluated oil and gas properties	70,408	54,851
Accumulated depreciation, depletion and amortization	(1,265,603)	(1,175,553)

Oil and gas properties, net	405,351	312,940
Gas gathering assets	4,177	4,177
Accumulated depreciation and amortization of gas gathering assets	(1,794)	(1,496)

Total property and equipment	407,734	315,621

Other assets, net of accumulated depreciation and amortization of $8,066 and $6,435, respectively	6,511	6,958

Total assets	$516,166	$439,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$50,750	$26,097
Advances from co-owners	33,867	7,963
Oil and gas revenue payable	13,764	7,220
Accrued interest and preferred stock dividend	6,167	6,575
Hedge liability	—	1,089
Asset retirement obligation	3,110	1,517
Other accrued liabilities	8,250	7,380

Total current liabilities	115,908	57,841
10% Senior Notes	150,000	150,000
Asset retirement obligation	27,317	23,075
Deferred income taxes	551	—
Other liabilities	—	439
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 62,148 and 61,565 shares, respectively	62	62
Paid-in capital	270,606	266,907
Accumulated other comprehensive income (loss)	4,031	(1,089)
Accumulated deficit	(52,310)	(57,719)

Total stockholders’ equity	222,390	208,162

Total liabilities and stockholders’ equity	$516,166	$439,517

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.

Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Data)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Revenues:
Oil and gas sales	$160,486	$179,038	$218,644
Gas gathering revenue	214	225	40

	160,700	179,263	218,684

Expenses:
Lease operating expenses	38,571	39,012	38,541
Production taxes	3,100	4,917	4,656
Depreciation, depletion and amortization	58,243	59,326	84,772
Ceiling test writedown	18,907	—	156,134
General and administrative	20,436	21,341	18,869
Accretion of asset retirement obligation	2,049	1,306	2,452
Interest expense	9,648	9,952	12,615

	150,954	135,854	318,039

Gain on legal settlement	—	12,400	—
Loss on early extinguishment of debt	—	(5,973)	—
Gain on sale of assets	—	—	485
Other expense	(1,008)	(1,080)	(5,955)

Income (loss) from operations	8,738	48,756	(104,825)

Income tax expense (benefit)	(1,810)	1,630	(14,635)

Net income (loss)	10,548	47,126	(90,190)

Preferred stock dividend	5,139	5,139	5,140

Net income (loss) available to common stockholders	$5,409	$41,987	$(95,330)

Earnings per common share:
Basic
Net income (loss) per share	$0.08	$0.67	$(1.72)

Diluted
Net income (loss) per share	$0.08	$0.66	$(1.72)

Weighted average number of common shares:
Basic	61,937	61,415	55,363
Diluted	62,325	61,789	55,363

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$10,548	$47,126	$(90,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	(1,810)	1,630	(14,635)
Depreciation, depletion and amortization	58,243	59,326	84,772
Ceiling test writedown	18,907	—	156,134
Non-cash gain on legal settlement	—	(4,164)	—
Loss on early extinguishment of debt	—	5,973	—
Gain on sale of assets	—	—	(485)
Accretion of asset retirement obligation	2,049	1,306	2,452
Pipe inventory impairment	—	—	913
Share-based compensation expense	4,833	7,137	6,328
Amortization costs and other	625	1,334	1,512
Payments to settle asset retirement obligations	(905)	(6,274)	(1,803)
Changes in working capital accounts:
Revenue receivable	(2,474)	3,071	3,617
Joint interest billing receivable	(35,252)	(401)	11,937
Prepaid drilling and pipe costs	5,530	9,180	14,828
Accounts payable and accrued liabilities	34,599	3,368	(51,375)
Advances from co-owners	25,904	4,301	(1,687)
Other	(2,907)	(1,269)	(496)

Net cash provided by operating activities	117,890	131,644	121,822

Cash flows from investing activities:
Investment in oil and gas properties	(194,536)	(103,926)	(63,420)
Investment in gas gathering assets	—	—	(204)
Proceeds from sale of unevaluated properties	28,461	22,473	—
Proceeds from sale of oil and gas properties and other	14,000	35,000	7,451

Net cash used in investing activities	(152,075)	(46,453)	(56,173)

Cash flows from financing activities:
Net payments for share based compensation	(1,133)	(210)	(366)
Deferred financing costs	(517)	(12)	(114)
Proceeds from common stock offering	—	—	38,036
Costs of common stock offering	—	—	(258)
Payment of preferred stock dividend	(5,139)	(5,137)	(5,139)
Repayment of bank borrowings	(22,000)	(29,000)	(101,000)
Proceeds from bank borrowings	22,000	—	—
Redemption of 10 3/8% Senior Notes	—	(150,000)	—
Costs to redeem 10 3/8% Senior Notes	—	(4,187)	—
Proceeds from issuance of 10% Senior Notes	—	150,000	—
Costs to issue 10% Senior Notes	—	(4,180)	—

Net cash used in financing activities	(6,789)	(42,726)	(68,841)

Net increase (decrease) in cash and cash equivalents	(40,974)	42,465	(3,192)
Cash and cash equivalents at beginning of period	63,237	20,772	23,964

Cash and cash equivalents at end of period	$22,263	$63,237	$20,772

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$16,017	$11,195	$20,335

Income taxes	$51	$192	$227

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in Thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
				Other		Total
	Common	Preferred	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Stock	Capital	Income (Loss)	Deficit	Equity

December 31, 2008	$49	$1	$216,253	$25,560	$(4,376)	$237,487
Options exercised	—	—	65	—	—	65
Retirement of shares upon vesting of restricted stock	—	—	(431)	—	—	(431)
Issuance of common stock	12	—	37,766	—	—	37,778
Share-based compensation expense	—	—	6,328	—	—	6,328
Derivative fair value adjustment, net of tax	—	—	—	(23,792)	—	(23,792)
Preferred stock dividend	—	—	—	—	(5,140)	(5,140)
Net loss	—	—	—	—	(90,190)	(90,190)

December 31, 2009	$61	$1	$259,981	$1,768	$(99,706)	$162,105

Options exercised	1	—	296	—	—	297
Retirement of shares upon vesting of restricted stock	—	—	(507)	—	—	(507)
Share-based compensation expense	—	—	7,137	—	—	7,137
Derivative fair value adjustment, net of tax	—	—	—	(2,857)	—	(2,857)
Preferred stock dividend	—	—	—	—	(5,139)	(5,139)
Net income	—	—	—	—	47,126	47,126

December 31, 2010	$62	$1	$266,907	$(1,089)	$(57,719)	$208,162

Options exercised	—	—	234	—	—	234
Retirement of shares upon vesting of restricted stock	—	—	(1,368)	—	—	(1,368)
Share-based compensation expense	—	—	4,833	—	—	4,833
Derivative fair value adjustment, net of tax	—	—	—	5,120	—	5,120
Preferred stock dividend	—	—	—	—	(5,139)	(5,139)
Net income	—	—	—	—	10,548	10,548

December 31, 2011	$62	$1	$270,606	$4,031	$(52,310)	$222,390

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in Thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$10,548	$47,126	$(90,190)
Change in fair value of derivative instruments, accounted for as hedges, net of tax benefit (expense) of ($2,388), $1,028 and $13,983, respectively	5,120	(2,857)	(23,792)

Comprehensive income (loss)	$15,668	$44,269	$(113,982)

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies

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

Accounts Receivable and Other Accrued Liabilities

In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. As of December 31, 2011 and 2010, the Company had $1.0 million and $0.6 million, respectively, recorded related to an allowance for doubtful accounts. Other accrued liabilities at December 31, 2011 and 2010 included $7.0 million and $6.3 million, respectively, related to accrued incentive compensation costs.

Gas Gathering Assets

During 2006, the Company acquired an interest in a gas gathering system used in the transportation of natural gas. The costs related to this system are depreciated on a straight line basis over the estimated remaining useful life, generally 14 years.

Other Assets

Other assets includes furniture and fixtures, which are depreciated over their useful lives ranging from 3-7 years, and deferred financing costs, which are amortized over the life of the related debt.

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

Revenue Recognition

The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 2011 and 2010 were not significant.

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

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Laclede Energy	20%	17%	12%
Shell Trading Co.	18%	19%	17%
Texon LP	15%	17%	17%
Gary Williams	11%	10%	(a )
Atmos Energy	(a )	(a )	13%

(a)	Less than 10 percent

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates book value at December 31, 2011 and 2010 due to the short-term nature of these accounts. Hedging instruments are reflected as an asset on the balance sheet at an estimated fair value of approximately $6.4 million at December 31, 2011 and as a liability at an estimated fair value of approximately $1.1 million at December 31, 2010, as required under ASC Topic 815. The estimated fair value of the 10% senior notes due 2017 (the “Notes”) at December 31, 2011 was $151.5 million, as compared to the book value of $150 million. At December 31, 2010, the fair value of the Notes was $154.5 million, as compared to the book value of $150 million. The estimated fair value of the Notes was provided by independent brokers using the actual year-end market quotes for the Notes.

Derivative Instruments

Under ASC Topic 815, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. Instruments qualifying for cash flow hedge accounting treatment are recorded as an asset or liability measured at fair value and subsequent changes in fair value are recognized in stockholders’ equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is effective. All of the Company’s derivative instruments qualified for cash flow hedge accounting during the periods presented. As a result, the changes in fair value of these instruments were recorded to other comprehensive income (loss). The cash settlements of cash flow hedges are recorded as adjustments to oil and gas sales. Oil and gas revenues include additions related to the net settlement of hedges totaling $2,417,000, $17,538,000 and $79,892,000 during 2011, 2010 and 2009, respectively.

The Company’s hedges are specifically referenced to NYMEX prices. The effectiveness of hedges is evaluated at the time the contracts are entered into, as well as periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices received from the designated production. Through this analysis, the Company is able to determine if a high correlation exists between the prices received for its designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2011, the Company’s hedging contracts were considered effective cash flow hedges. See Note 8 for further discussion of the Company’s derivative instruments.

Note 2—Convertible Preferred Stock

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

Note 3—Common Stock Offering

On June 30, 2009, the Company received $38 million in net proceeds through the public offering of 11.5 million shares of its common stock, which included the issuance of 1.5 million shares pursuant to the underwriters’ over-allotment option.

Note 4—Woodford Joint Development Agreement

In May 2010, PetroQuest Energy, L.L.C. entered into a joint development agreement (“JDA”) with WSGP Gas Producing LLC (WSGP), a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of the Company’s Woodford proved undeveloped reserves (PUDs) as well as the right to earn 50% of the Company’s undeveloped Woodford acreage position through a two phase drilling program. The Company received $57.4 million in cash at closing net of $2.6 million in fees incurred in relation to the transaction, and recorded a $14 million receivable for a contractual payment that was to be received in 2011. The Company received the $14 million contractual payment on November 30, 2011. The Company recorded the total consideration of approximately $71 million during 2010 as an adjustment to capitalized costs with no gain or loss recognized. Certain defined production performance metrics were achieved during the fourth quarter of 2011 and the Company received an additional $14 million during December 2011, which was also recorded as a reduction of capitalized costs. Additionally, since May 2010, WSGP has funded a share of the Company’s drilling costs under a long-term drilling program.

During February 2012, the Company amended its Woodford Shale JDA to accelerate the entry into Phase 2 of the drilling program effective March 1, 2012 and modify the drilling carry ratio. Under the amended JDA, the Phase 2 drilling carry has been expanded to provide for development in both the Mississippian Lime and the Woodford Shale plays whereby the Company will pay 25% of the cost to drill and complete wells and receive a 50% ownership interest. The Phase 2 drilling carry totals approximately $93 million and will be subject to extensions in one-year intervals.

Note 5—Earnings Per Share

The Company’s earnings per share have been calculated in accordance with ASC Topic 260-10-45. A reconciliation between basic and diluted earnings (loss) per share computations (in thousands, except per share amounts) is as follows:

	September 30,	September 30,	September 30,
	Income	Shares	Per
For the Year Ended December 31, 2011	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$5,409	61,937
Attributable to participating securities	(154)	—

BASIC EPS	$5,255	61,937	$0.08

Net income available to common stockholders	$5,409	61,937
Effect of dilutive securities:
Stock options	—	388
Attributable to participating securities	(153)	—

DILUTED EPS	$5,256	62,325	$0.08

	September 30,	September 30,	September 30,
	Income	Shares	Per
For the Year Ended December 31, 2010	(Numerator)	(Denominator)	Share Amount

Net income available to common stockholders	$41,987	61,415
Attributable to participating securities	(1,029)	—

BASIC EPS	$40,958	61,415	$0.67

Net income available to common stockholders	$41,987	61,415
Effect of dilutive securities:
Stock options	—	374
Attributable to participating securities	(1,023)	—

DILUTED EPS	$40,964	61,789	$0.66

	September 30,	September 30,	September 30,
	Loss	Shares	Per
For the Year Ended December 31, 2009	(Numerator)	(Denominator)	Share Amount

Net loss available to common stockholders	$(95,330)	55,363	$(1.72)

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Series B preferred stock	—	—

DILUTED EPS	$(95,330)	55,363	$(1.72)

Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares during 2011, 2010 and 2009 were not included in the computation of diluted earnings per share because the inclusion would have been anti-dilutive. No restricted stock or stock options were included in the computation of diluted earnings per share for the year ended December 31, 2009 because the inclusion would have been anti-dilutive as a result of the net loss reported for the year. Options to purchase 0.1 million and 1.7 million shares of common stock were outstanding during the year ended December 31, 2011 and 2010, respectively, and were not included in the computation of diluted earnings per share because the options’ exercise prices were in excess of the average market price of the common shares.

Note 6—Share Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718. Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	September 30,	September 30,	September 30,
	Years Ended
	December 31,
	2011	2010	2009
Stock options:
Incentive Stock Options	$493	$793	$835
Non-Qualified Stock Options	703	2,081	2,024
Restricted stock	3,637	4,263	3,469

Share-based compensation	$4,833	$7,137	$6,328

During the years ended December 31, 2011, 2010 and 2009, the Company recorded income tax benefits of approximately $1.6 million, $2.4 million and $2 million, respectively, related to share-based compensation expense recognized during those periods. Share-based compensation expense for the year ended December 31, 2010 included a charge of approximately $0.5 million related to the voluntary early cancellation of certain stock options and accelerated recognition of associated compensation expense. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for any periods presented.

At December 31, 2011, the Company had $10.3 million of unrecognized compensation cost related to granted restricted stock and stock options. This amount will be recognized as an expense over a weighted average period of approximately two years.

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

The following table outlines the assumptions used in computing the fair value of stock options granted during 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Dividend yield	0%	0%	0%
Expected volatility	78.5% - 79.7%	78.2% - 80.3%	75.5% - 78.4%
Risk-free rate	1.1% - 2.2%	1.5% - 3.0%	2.3% - 2.5%
Expected term	6 years	6 years	6 years
Forfeiture rate	5.0%	5.0%	5.0%

Stock options granted (1)	395,280	69,500	638,486
Wgtd. avg. grant date fair value per share	$5.09	$4.21	$4.77
Fair value of grants (1)	$2,011,000	$293,000	$3,045,000

(1)	Prior to applying estimated forfeiture rate

The following table details stock option activity during the year ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Number of Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Life	Aggregate Intrinsic Value (000’s)

Outstanding at beginning of year	1,625,551	$5.09
Granted	395,280	7.49
Expired/cancelled/forfeited	(39,756)	8.77
Exercised	(58,667)	3.45

Outstanding at end of year	1,922,408	5.56	5.69 years	$2,699

Options exercisable at end of year	1,283,674	$4.73	4.09 years	$2,653
Options expected to vest	606,797	7.23	8.89 years	$44

The intrinsic value of options exercised was immaterial for all periods presented.

The following table summarizes information regarding stock options outstanding at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
Range of	Options	Wgtd. Avg.	Wgtd. Avg.	Options	Wgtd. Avg.
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	12/31/11	Contractual Life	Price	12/31/11	Price
$0.0—$3.17	508,167	2.0 years	$2.95	508,167	$2.95
$3.17—$5.91	339,065	3.3 years	$4.24	312,398	$4.14
$5.91—$7.08	681,896	7.4 years	$6.99	453,109	$7.01
$7.08—$9.99	393,280	9.5 years	$7.59	10,000	$9.99

	1,922,408	5.7 years	$5.56	1,283,674	$4.73

Restricted Stock

The Company computes the fair value of its service based restricted stock using the closing price of the Company’s stock at the date of grant, and compensation expense is recognized assuming a 5% estimated forfeiture rate. Restricted stock granted to employees prior to 2011 generally vests over a five-year period with one-fourth vesting on each of the first, second, third and fifth anniversaries of the date of the grant. No portion of the restricted stock vests on the fourth anniversary of the date of the grant. Restricted stock granted to directors generally vests evenly over a three year period. Beginning January 1, 2011, restricted stock granted to employees generally vests evenly over a three year period. Upon a change in control of the Company, all outstanding shares of restricted stock will become immediately vested. Compensation expense related to restricted stock is recognized over the vesting period using the accelerated expense attribution method. Periodically, the Company adjusts compensation expense based on the difference between actual and estimated forfeitures.

The following table details restricted stock activity during 2011:

	September 30,	September 30,
	Number of Shares	Wgtd. Avg. Fair Value per Share

Outstanding at beginning of year	1,638,809	$6.57
Granted	1,134,917	7.54
Expired/cancelled/forfeited	(88,416)	5.04
Lapse of restrictions	(696,708)	8.01

Outstanding at December 31, 2011	1,988,602	$6.69

At December 31, 2011, the weighted average remaining life of restricted stock outstanding was three years and the intrinsic value of restricted stock outstanding, using the closing stock price on December 31, 2011, was $13.1 million.

Note 7—Asset Retirement Obligations

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

The following table summarizes the changes to the Company’s asset retirement obligation liability (in thousands):

	September 30,	September 30,
	Years Ended December 31,
	2011	2010

Asset retirement obligation, beginning of period	$24,592	$23,916
Liabilities incurred	220	275
Liabilities settled	(905)	(7,362)
Accretion expense	2,049	1,306
Revisions in estimates	4,471	6,457

Asset retirement obligation, end of period	30,427	24,592
Less: current portion of asset retirement obligation	(3,110)	(1,517)

Long-term asset retirement obligation	$27,317	$23,075

Liabilities settled during 2010 included two offshore fields that were completely decommissioned and the liability for an additional offshore platform in the amount of $1.1 million that was transferred to a third party related to a farmout, which represents a non-cash investing activity for purposes of the Statement of Cash Flows. Revisions in estimates during 2011 and 2010 primarily represent increased cost estimates to decommission the Company’s offshore fields including platforms and pipelines and to plug and abandon the related wells.

Note 8—Derivatives

As of December 31, 2011, the Company had entered into the following natural gas contract accounted for as a cash flow hedge:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
2012	Costless Collar	10,000 Mmbtu	$5.00—5.29

At December 31, 2011, the Company had an asset of $6.4 million related to the estimated fair value of this derivative instrument. Based on estimated future commodity prices as of December 31, 2011, the Company would realize a $4 million gain, net of taxes, as an increase to gas sales during the next 12 months. This gain is expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contract.

Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $2,609,000, $17,538,000 and $74,333,000 and oil hedges of ($192,000), zero and $5,559,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

During January 2012, the Company entered into the following additional oil and gas hedge contracts accounted for as cash flow hedges:

	September 30,	September 30,	September 30,
	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Natural Gas:
March—October 2012	Swap	20,000 Mmbtu	$2.60

Crude Oil:
February—December 2012	Swap	250 Bbl	$100.77

All of the Company’s derivative instruments at December 31, 2011 and 2010 were designated as hedging instruments under ASC Topic 815. The following tables reflect the fair value of the Company’s derivative instruments in the consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Effect of Derivative Instruments on the Consolidated Balance Sheet at December 31, 2011 and 2010:

	September 30,	September 30,
	Commodity Derivatives
	Balance Sheet
Period	Location	Fair Value
December 31, 2011	Hedging asset	$6,418

December 31, 2010	Hedging liability	$(1,089)

Effect of Derivative Instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	Commodity Derivatives
	Amount of Gain (Loss)	Location of	Amount of Gain
	Recognized in Other	Gain Reclassified	Reclassified into
Period	Comprehensive Income (Loss)	into Income	Income
December 31, 2011	$5,120	Oil and gas sales	$2,417

December 31, 2010	$(2,857)	Oil and gas sales	$17,538

December 31, 2009	$(23,792)	Oil and gas sales	$79,892

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instrument at December 31, 2011 is in the form of a costless collar based on NYMEX pricing. The fair value of this derivative is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.

The following table summarizes the valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,	September 30,
	Fair Value Measurements Using
	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
Instrument	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Commodity Derivatives—2011	—	$6,418	—

Commodity Derivatives—2010	—	$(1,089)	—

Note 9—Long-Term Debt

On August 19, 2010, PetroQuest Energy, Inc. issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. The net proceeds of the offering, together with cash on hand, were used to fund the tender offer and consent solicitation and redemption of the Company’s 10 3/8% Senior Notes due 2012. The Company incurred a loss totaling $6.0 million relating to the redemption of the 10 3/8% Senior Notes. Approximately $1.8 million of the loss related to non-cash amortization of deferred financing costs and discount associated with the 10 3/8% Senior Notes.

The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At December 31, 2011, $5.0 million had been accrued in connection with the March 1, 2012 interest payment and the Company was in compliance with all of the covenants contained in the Notes.

The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank and Whitney Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of December 31, 2011 the Company had no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.

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

The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits the Company to repurchase up to $10 million of the Company’s common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of December 31, 2011, the Company was in compliance with all of the covenants contained in the Credit Agreement.

Note 10—Related Party Transactions

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

During 2011, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson, Green, Stover or their affiliates, in the amounts of $293,000, $546,000 and $328,000 and with respect to Mr. Nordberg, costs billed exceeded revenues disbursed in the amount of $9. During 2010, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson, Green, Stover or their affiliates, in the amounts of $103,000, $520,000 and $261,000 and with respect to Mr. Nordberg, costs billed exceeded revenues disbursed in the amount of $100. No such disbursements were made to Mr. Rucks during 2011 and 2010. During 2009, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson, Green, Stover and Nordberg, or their affiliates, in the amounts of $218,000, $559,000, $64,000 and $7,000 and with respect to Mr. Rucks, costs in the amount of $43,000 were billed with no revenue disbursed. With respect to Mr. Goodson, gross revenues attributable to interests, properties or participation rights held by him prior to joining the Company as an officer and director on September 1, 1998 represent substantially all of the gross revenue received by him in 2011.

In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. At December 31, 2011, the Company’s joint interest billing receivable included approximately $11,000 from the related parties discussed above or their affiliates, attributable to their share of costs. This represents less than 1% of the Company’s total joint interest billing receivable at December 31, 2011.

Periodically, the Company charters private aircraft for business purposes. During 2011, 2010 and 2009, the Company paid approximately $128,200, $169,400 and $13,500, respectively, to a third party operator in connection with the Company’s use of flight hours owned by Charles T. Goodson through a fractional ownership arrangement with the third party operator. These amounts represent the cost of the hours purchased by Mr. Goodson. The Company’s use of flight hours purchased by Mr. Goodson was pre-approved by the Company’s Audit Committee and there is no agreement or obligation by or on behalf of the Company to utilize this aircraft arrangement.

Note 11—Ceiling Test

The Company uses the full cost method to account for its oil and natural gas operations. Accordingly, the costs to acquire, explore for and develop oil and natural gas properties are capitalized. Capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, including the effects of cash flow hedges in place, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to ceiling test write down of oil and gas properties in the quarter in which the excess occurs. The Company recorded $18.9 million and $156.1 million of ceiling test write-downs during 2011 and 2009, respectively. No such write-down occurred during 2010.

Note 12—Investment in Oil and Gas Properties

The following tables disclose certain financial data relative to the Company’s oil and gas producing activities, which are located onshore and offshore the continental United States:

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

(amounts in thousands)

	September 30,	September 30,	September 30,
	For the Year-Ended December 31,
	2011	2010	2009
Acquisition costs:
Proved	$2,720	$10,421	$427
Unproved	43,207	11,310	1,592
Divestitures—unproved (1)	(14,461)	(36,139)	—
Exploration costs:
Proved	92,466	34,310	16,495
Unproved	5,919	10,384	3,249
Development costs	34,400	34,286	19,333
Capitalized general and administrative and interest costs	18,210	19,665	18,009

Total costs incurred	$182,461	$84,237	$59,105

	September 30,	September 30,	September 30,
	For the Year-Ended December 31,
	2011	2010	2009
Accumulated depreciation, depletion and amortization (DD&A)
Balance, beginning of year	$(1,175,553)	$(1,082,381)	$(832,290)
Provision for DD&A	(57,143)	(58,172)	(83,613)
Ceiling test writedown	(18,907)	—	(156,134)
Sale of proved properties and other (1)	(14,000)	(35,000)	(10,344)

Balance, end of year	$(1,265,603)	$(1,175,553)	$(1,082,381)

DD&A per Mcfe	$1.89	$1.88	$2.44

(1)

During 2010, the Company recorded $71 million in consideration from its Woodford joint development agreement. During 2011, the Company received an additional $14 million payment associated with the achievement of certain production metrics stipulated under the joint development agreement (See Note 4). In addition, during 2011, the Company sold a portion of its unproved Mississippian Lime acreage for $14.5 million.

At December 31, 2011 and 2010, unevaluated oil and gas properties totaled $70,408,000 and $54,851,000, respectively, and were not subject to depletion. Unevaluated costs at December 31, 2011 included $5,919,000 of costs related to 44 exploratory wells in progress at year-end. These costs will be transferred to evaluated oil and gas properties during 2012 upon the completion of drilling. At December 31, 2010, unevaluated costs included $10,384,000 related to 28 exploratory wells in progress. All of these costs were transferred to evaluated oil and gas properties during 2011. The Company capitalized $7,034,000, $7,771,000 and $8,679,000 of interest during 2011, 2010 and 2009, respectively. Of the total unevaluated oil and gas property costs of $70,408,000 at December 31, 2011, $38,918,000 or 55%, was incurred in 2011, $11,316,000, or 16%, was incurred in 2010 and $20,174,000 or 29% was incurred in prior years. The Company expects that the majority of the unevaluated costs at December 31, 2011 will be evaluated within the next three years, including $24,186,000 that the Company expects to be evaluated during 2012.

Note 13—Income Taxes

The Company follows the provisions of ASC Topic 740, which provides for recognition of deferred tax assets and liabilities for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards, net of a valuation allowance for any asset for which it is more likely than not will not be realized in the Company’s tax return. As a result of the ceiling test write-downs during 2009 and 2008, the Company has incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance with respect to a portion of its deferred tax assets. The valuation allowance was $3.2 million and $23.3 million as of December 31, 2010 and 2009, respectively. During 2011, the Company reversed the remaining valuation allowance as future reversals of existing deferred tax liabilities were sufficient to realize the entire deferred tax asset.

An analysis of the Company’s deferred taxes follows (amounts in thousands):

	September 30,	September 30,
	December 31,
	2011	2010

Net operating loss carryforwards	$2,409	$4,737
Percentage depletion carryforward	6,103	3,596
Alternative minimum tax credit	784	776
Contributions carryforward and other	130	90
Temporary differences:
Oil and gas properties—full cost	(10,541)	(10,141)
Hedges	(2,388)	405
Share-based compensation	2,952	3,732
Valuation allowance	—	(3,195)

Deferred tax liability	$(551)	$—

At December 31, 2011, the Company had approximately $17,973,000 of operating loss carryforwards, of which $11,497,000 relates to excess tax benefits with respect to share-based compensation that have not been recognized in the financial statements. If not utilized, approximately $8,732,000 of such carryforwards would expire in 2025 and the remainder would expire by the year 2031. The Company has available for tax reporting purposes $17,437,000 in statutory depletion deductions that may be carried forward indefinitely.

Income tax expense (benefit) for each of the years ended December 31, 2011, 2010 and 2009 was different than the amount computed using the Federal statutory rate (35%) for the following reasons (amounts in thousands):

	September 30,	September 30,	September 30,
	For the Year-Ended December 31,
	2011	2010	2009

Amount computed using the statutory rate	$3,058	$17,065	$(36,689)
Increase (reduction) in taxes resulting from:
State & local taxes	192	1,073	(2,306)
Percentage depletion carryforward	(2,507)	(252)	(725)
Allowance for alternative minimum tax	8	575	—
Non-deductible stock option expense (1)	183	295	311
Share-based compensation (2)	346	3,041	1,334
Other	(300)	321	161
Change in valuation allowance	(2,790)	(20,488)	23,279

Income tax expense (benefit)	$(1,810)	$1,630	$(14,635)

(1)	Relates to compensation expense recognized on the vesting of Incentive Stock Options

(2)	Relates to the write-off of deferred tax assets associated with share based compensation that will not be recognized for tax purposes.

Note 14—Commitments and Contingencies

The Company is a party to ongoing litigation in the normal course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material. At December 31, 2010 the Company had accrued $2.25 million in connection with estimated liabilities related to certain legal matters. All of these matters were settled during 2011, which resulted in an additional charge of $1.43 million included in other expense for the year ended December 31, 2011.

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

Lease Commitments

The Company has operating leases for office space and equipment, which expire on various dates through 2017.

Future minimum lease commitments as of December 31, 2011 under these operating leases are as follows (in thousands):

September 30,
2012	$1,100
2013	396
2014	245
2015	228
2016	178
Thereafter	143

$2,290

Total rent expense under operating leases was approximately $1,342,000, $1,090,000 and $1,082,000 in 2011, 2010 and 2009, respectively.

Note 15—Oil and Gas Reserve Information—Unaudited

The Company’s net proved oil and gas reserves at December 31, 2011 have been estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission.

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

On December 29, 2008, the SEC issued a revision to Staff Accounting Bulletin 113 (“SAB 113”) which established guidelines related to modernizing accounting and disclosure requirements for oil and natural gas companies. The revised disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The revised rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The revised disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. A significant change to the rules involves the pricing at which reserves are measured. The revised rules utilize a historical 12-month average price based on beginning of the month pricing during the 12-month period prior to the ending date of the balance sheet to report oil and natural gas reserves rather than year-end prices. In addition, the 12-month average is used to measure ceiling test impairments and to compute depreciation, depletion and amortization. The revised rules are effective for reserve estimates beginning December 31, 2009.

During 2011, the Company’s estimated proved reserves increased by 38%. This increase was primarily due to a successful drilling program in Oklahoma in the Woodford Shale. Additionally, reserves increased due to positive performance revisions from the Company’s Oklahoma assets. In total, the Company added approximately 70 Bcfe of proved reserves in Oklahoma, 8 Bcfe from the La Cantera discovery and 9 Bcfe in the Carthage Field from horizontal drilling in the Cotton Valley during 2011. Overall, the Company had a 99% drilling success rate during 2011 on 118 gross wells drilled.

The following table sets forth an analysis of the Company’s estimated quantities of net proved and proved developed oil (including condensate) and gas reserves, all located onshore and offshore the continental United States:

	September 30,	September 30,	September 30,	September 30,
	Oil	NGL	Natural Gas	Total
	in	in	in	Reserves
	MBbls	MMcfe	MMcf	in MMcfe
Proved reserves as of December 31, 2008	2,201	13,405	158,781	185,392
Revisions of previous estimates	321	(664)	(9,953)	(8,691)
Extensions, discoveries and other additions	9	300	39,003	39,357
Sale of reserves in place	—	—	(2,913)	(2,913)
Production	(600)	(2,533)	(28,065)	(34,198)

Proved reserves as of December 31, 2009	1,931	10,508	156,853	178,947
Revisions of previous estimates	187	187	20,958	22,267
Extensions, discoveries and other additions	168	150	47,681	48,839
Purchase of producing properties	—	—	2,336	2,336
Sale of reserves in place	—	—	(28,761)	(28,761)
Production	(663)	(2,472)	(24,501)	(30,951)

Proved reserves as of December 31, 2010	1,623	8,373	174,566	192,677
Revisions of previous estimates	(294)	308	8,418	6,962
Extensions, discoveries and other additions	595	8,627	82,113	94,310
Purchase of producing properties	43	91	1,292	1,641
Sale of reserves in place	—	—	—	—
Production	(572)	(2,288)	(24,463)	(30,183)

Proved reserves as of December 31, 2011	1,395	15,111	241,926	265,407

Proved developed reserves

As of December 31, 2009	1,775	7,134	93,294	111,078

As of December 31, 2010	1,474	6,078	110,599	125,521

As of December 31, 2011	1,160	11,071	143,441	161,472

Proved undeveloped reserves

As of December 31, 2009	156	3,372	63,559	67,867

As of December 31, 2010	149	2,295	63,967	67,156

As of December 31, 2011	235	4,040	98,485	103,935

The following tables (amounts in thousands) present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the FASB. Future production and development costs are based on current costs with no escalations. Estimated future cash flows have been discounted to their present values based on a 10% annual discount rate.

Standardized Measure

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009

Future cash flows	$1,080,392	$810,131	$614,293
Future production costs	(264,219)	(223,175)	(193,427)
Future development costs	(180,846)	(144,451)	(148,595)
Future income taxes	(86,612)	(41,156)	(3,166)

Future net cash flows	548,715	401,349	269,105

10% annual discount	(244,834)	(164,974)	(94,817)

Standardized measure of discounted future net cash flows	$303,881	$236,375	$174,288

Changes in Standardized Measure

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Standarized measure at beginning of year	$236,375	$174,288	$314,787
Sales and transfers of oil and gas produced, net of production costs	(116,398)	(117,572)	(95,555)
Changes in price, net of future production costs	(10,219)	93,702	(100,150)
Extensions and discoveries, net of future production and development costs	178,901	42,028	2,790
Changes in estimated future development costs, net of development costs incurred during this period	915	5,803	38,407
Revisions of quantity estimates	11,236	46,373	(15,045)
Accretion of discount	25,565	17,700	32,719
Net change in income taxes	(18,215)	(16,568)	9,698
Purchase of reserves in place	4,805	1,478	—
Sale of reserves in place	—	(798)	(2,138)
Changes in production rates (timing) and other	(9,084)	(10,059)	(11,225)

Standardized measure at end of year	$303,881	$236,375	$174,288

The weighted average prices of oil, ngls and gas used for the above tables at December 31, 2011, 2010 and 2009 were $101.42, $79.72 and $60.57 per barrel of oil, respectively, $8.62, $7.00 and $4.89 per Mcfe of natural gas liquids, respectively, and $3.34, $3.56 and $2.84 per Mcf of natural gas, respectively.

Note 16—Summarized Quarterly Financial Information—Unaudited

Summarized quarterly financial information is as follows (amounts in thousands except per share data):

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended
	March 31	June 30	September 30	December 31
2011:
Revenues	$41,610	$41,978	$39,029	$38,083
Income (loss) from operations (1)	3,178	(2,088)	4,749	2,899
Net income (loss) available to common stockholders (1)	1,897	(3,045)	3,727	2,830
Earnings per share:
Basic	$0.03	$(0.05)	$0.06	$0.04
Diluted	$0.03	$(0.05)	$0.06	$0.04

2010:
Revenues	$47,614	$41,918	$46,274	$43,457
Income from operations	27,106	9,046	6,525	6,079
Net income available to common stockholders	29,717	5,248	4,939	2,083
Earnings per share:
Basic	$0.47	$0.08	$0.08	$0.03
Diluted	$0.46	$0.08	$0.08	$0.03

(1)

Income (loss) from operations and net income (loss) available to common stockholders reported during the three months ended March 31 and June 30, 2011 include non-cash ceiling test write-downs of $5.9 million and $13.0 million, respectively.