Form 10-Q
period 2012-03-31
PETROQUEST ENERGY INC
filed 2012-05-09
CIK 872248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

As of May 4, 2012, there were 64,076,576 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.

Consolidated Balance Sheets

(Amounts in Thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,143	$22,263
Revenue receivable	15,126	15,860
Joint interest billing receivable	53,566	47,445
Hedge asset	7,635	6,418
Prepaid drilling costs	1,891	2,900
Drilling pipe inventory	2,762	4,070
Other current assets	2,430	2,965

Total current assets	94,553	101,921

Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,625,108	1,600,546
Unevaluated oil and gas properties	80,086	70,408
Accumulated depreciation, depletion and amortization	(1,300,693)	(1,265,603)

Oil and gas properties, net	404,501	405,351
Gas gathering assets	4,177	4,177
Accumulated depreciation and amortization of gas gathering assets	(1,868)	(1,794)

Total property and equipment	406,810	407,734

Other assets, net of accumulated depreciation and amortization of $8,440 and $8,066, respectively	6,352	6,511

Total assets	$507,715	$516,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$66,324	$50,750
Advances from co-owners	21,248	33,867
Oil and gas revenue payable	18,434	13,764
Accrued interest and preferred stock dividend	2,468	6,167
Asset retirement obligation	2,302	3,110
Other accrued liabilities	2,219	8,250

Total current liabilities	112,995	115,908
Bank debt	10,000	—
10% Senior Notes	150,000	150,000
Asset retirement obligation	28,641	27,317
Deferred income taxes	—	551
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 62,342 and 62,148 shares, respectively	62	62
Paid-in capital	272,139	270,606
Accumulated other comprehensive income	4,795	4,031
Accumulated deficit	(70,918)	(52,310)

Total stockholders’ equity	206,079	222,390

Total liabilities and stockholders’ equity	$507,715	$516,166

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.

Consolidated Statements of Operations

(unaudited)

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Oil and gas sales	$35,997	$41,546
Gas gathering revenue	44	57

	36,041	41,603

Expenses:
Lease operating expenses	9,665	9,503
Production taxes	1,149	1,162
Depreciation, depletion and amortization	15,230	14,062
Ceiling test write-down	20,111	5,934
General and administrative	5,579	4,398
Accretion of asset retirement obligation	500	752
Interest expense	2,270	2,694

	54,504	38,505

Other income	149	80

Income (loss) from operations	(18,314)	3,178

Income tax expense (benefit)	(988)	1

Net income (loss)	(17,326)	3,177

Preferred stock dividend	1,282	1,280

Net income (loss) available to common stockholders	$(18,608)	$1,897

Earnings per common share:
Basic
Net income (loss) per share	$(0.30)	$0.03

Diluted
Net income (loss) per share	$(0.30)	$0.03

Weighted average number of common shares:
Basic	62,216	61,668

Diluted	62,216	63,018

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.

Consolidated Statements of Comprehensive Income

(unaudited)

(Amounts in Thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$(17,326)	$3,177
Change in fair value of derivative instruments, accounted for as hedges, net of income taxes of $452 and zero, respectively	764	(728)

Comprehensive income (loss)	$(16,562)	$2,449

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in Thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(17,326)	$3,177
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	(988)	1
Depreciation, depletion and amortization	15,230	14,062
Ceiling test writedown	20,111	5,934
Accretion of asset retirement obligation	500	752
Share based compensation expense	1,923	1,032
Amortization costs and other	198	153
Payments to settle asset retirement obligations	(782)	(513)
Changes in working capital accounts:
Revenue receivable	734	40
Prepaid drilling and pipe costs	2,317	2,663
Joint interest billing receivable	(6,121)	(9,293)
Accounts payable and accrued liabilities	10,502	(1,430)
Advances from co-owners	(12,619)	4,114
Other	272	(2,433)

Net cash provided by operating activities	13,951	18,259

Cash flows used in investing activities:
Investment in oil and gas properties	(33,396)	(24,701)

Net cash used in investing activities	(33,396)	(24,701)

Cash flows used in financing activities:
Net payments for share based compensation	(390)	(476)
Deferred financing costs	(1)	(13)
Payment of preferred stock dividend	(1,284)	(1,284)
Proceeds from bank borrowings	30,000	—
Repayment of bank borrowings	(20,000)	—

Net cash provided by (used in) financing activities	8,325	(1,773)

Net decrease in cash and cash equivalents	(11,120)	(8,215)
Cash and cash equivalents, beginning of period	22,263	63,237

Cash and cash equivalents, end of period	$11,143	$55,022

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,619	$8,003

Income taxes	$15	$1

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

The consolidated financial information for the three-month periods ended March 31, 2012 and 2011, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2012 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain prior year amounts have been reclassified to conform to current year presentations.

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

Note 2— Convertible Preferred Stock

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

Note 3—Earnings Per Share

A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Three Months Ended March 31, 2012	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(18,608)	62,216	$(0.30)

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—

DILUTED EPS	$(18,608)	62,216	$(0.30)

For the Three Months Ended March 31, 2011	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$1,897	61,668
Attributable to participating securities	(45)	—

BASIC EPS	$1,852	61,668	$0.03

Net income available to common stockholders	$1,897	61,668
Effect of dilutive securities:
Stock options	—	424
Restricted stock	—	926

DILUTED EPS	$1,897	63,018	$0.03

An aggregate of 960,079 shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the three month period ended March 31, 2012 because the inclusion would have been anti-dilutive as a result of the net loss reported for the period. In addition, options to purchase 1,039,000 shares of common stock were outstanding during the three months ended March 31, 2012 that would not have been included in the computation of diluted earnings per share because the options’ exercise prices were in excess of the average market price of the common shares.

Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares during the three-months ended March 31, 2011 were not included in the computation of diluted earnings per share because the inclusion would have been anti-dilutive. Options to purchase 25,000 shares of common stock were outstanding during the period ended March 31, 2011 and were not included in the computation of diluted earnings per share because the options’ exercise prices were in excess of the average market price of the common shares.

Note 4—Long-Term Debt

On August 19, 2010, the Company issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At March 31, 2012, $1.3 million had been accrued in connection with the September 1, 2012 interest payment and the Company was in compliance with all of the covenants contained in the Notes. The estimated fair value of the Notes was $154.5 million and $151.5 million as of March 31, 2012 and December 31, 2011, respectively, as compared to the book value of $150 million as of each date. The estimated fair value of the Notes was provided by independent brokers using the actual period end quotes for the Notes, which represent Level 2 inputs.

The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank and Whitney Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of March 31, 2012 the Company had $10 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.

The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. The current borrowing base is $125 million (subject to the aggregate commitments of the lenders then in effect). The aggregate commitments of the lenders is currently $100 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next borrowing base redetermination is scheduled to occur by September 30, 2012. The Company or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.

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

The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits the Company to repurchase up to $10 million of the Company’s common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of March 31, 2012, the Company was in compliance with all of the covenants contained in the Credit Agreement.

Note 5—Asset Retirement Obligation

The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Asset retirement obligation, beginning of period	$30,427	$24,592
Liabilities incurred	840	100
Liabilities settled	(782)	(513)
Accretion expense	500	752
Revisions in estimated cash flows	(42)	—

Asset retirement obligation, end of period	30,943	24,931
Less: current portion of asset retirement obligation	(2,302)	(674)

Long-term asset retirement obligation	$28,641	$24,257

Note 6—Share-Based Compensation

Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation expense for the periods ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Stock options:
Incentive Stock Options	$223	$83
Non-Qualified Stock Options	164	165
Restricted stock	1,536	784

Share based compensation	$1,923	$1,032

Note 7—Ceiling Test

The Company uses the full cost method to account for its oil and gas operations. Accordingly, the costs to acquire, explore for and develop oil and gas properties are capitalized. Capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from estimated proved oil and gas reserves, including the effects of cash flow hedges in place, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to ceiling test write-down of oil and gas properties in the quarter in which the excess occurs.

At March 31, 2012, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at March 31, 2012, averaged $2.97 per Mcf of natural gas, $107.99 per barrel of oil and $8.74 per Mcfe of NGL. As a result of lower natural gas prices and their negative impact on certain of the Company’s longer-lived estimated proved reserves and estimated future net cash flows, the Company recognized a ceiling test write-down of $20.1 million during the three months ended March 31, 2012. The Company’s cash flow hedges in place at March 31, 2012 increased the ceiling test write-down by approximately $1.2 million.

At March 31, 2011, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at March 31, 2011, averaged $3.27 per Mcf of natural gas, $85.38 per barrel of oil and $7.32 per Mcfe of NGL. As a result of lower natural gas prices and their negative impact on certain of the Company’s longer-lived estimated proved reserves and estimated future net cash flows, the Company recognized a ceiling test write-down of $5.9 million during the three months ended March 31, 2011. The Company’s cash flow hedges in place at March 31, 2011 reduced the ceiling test write-down by approximately $1.6 million.

Note 8—Derivative Instruments

The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative would be recorded in the income statement as derivative income or expense. At March 31, 2012, the Company’s outstanding derivative instruments were considered effective cash flow hedges.

Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $2,155,000 and $200,000 and oil hedges of ($53,000) and ($100,000) for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Company had entered into the following oil and gas contracts accounted for as cash flow hedges:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
April—December 2012	Costless Collar	10,000 Mmbtu	$5.00 - 5.29
April—October 2012	Swap	20,000 Mmbtu	$2.60

Crude Oil:
April—December 2012	Swap	250 Bbls	$100.77

At March 31, 2012, the Company recognized a net asset of approximately $7.6 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of March 31, 2012, the Company would realize a $4.8 million gain, net of taxes, during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.

All of the Company’s derivative instruments at March 31, 2012 were designated as cash flow hedges. The following tables reflect the fair value of the Company’s derivative instruments in the consolidated financial statements (in thousands):

Effect of Derivative Instruments on the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
March 31, 2012	Hedge asset	$7,635
December 31, 2011	Hedge asset	$6,418

Effect of Derivative Instruments on the Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011:

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain Reclassified into Income
Commodity Derivatives at March 31, 2012	$764	Oil and gas sales	$2,102
Commodity Derivatives at March 31, 2011	$(728)	Oil and gas sales	$100

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at March 31, 2012 were in the form of costless collars and swaps based on NYMEX pricing. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.

The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
At March 31, 2012	$—	$7,635	$—
At December 31, 2011	$—	$6,418	$—

Note 9—Income Taxes

The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of the ceiling test write-downs recognized, the Company has incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $5.7 million as of March 31, 2012.

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

We have successfully diversified into onshore, longer life basins in Oklahoma, Arkansas, Wyoming and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in East Texas through 2011, we have invested approximately $891 million into growing our longer life assets. During the eight year period ended December 31, 2011, we have realized a 95% drilling success rate on 771 gross wells drilled. Comparing 2011 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 212% and estimated proved reserves by 219%. At March 31, 2012, 92% of our estimated proved reserves and 75% of our first quarter 2012 production were derived from our longer life assets.

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

During 2010 and 2011, we refocused on the key elements of our business strategy with the goal of growing reserves and production in a fiscally prudent manner. In order to maintain our financial flexibility, we funded our 2011 capital expenditures budget with cash flow from operations, cash on hand and additional proceeds received under the Woodford joint development agreement (see “Liquidity and Capital Resources-Source of Capital: Joint Ventures”). As a result of our increased investments during 2010 and 2011, our estimated proved reserves as of December 31, 2011 increased 38% from 2010. Production in the first quarter of 2012 was 11% higher than production in the first quarter of 2011.

During February 2012, we amended our Woodford joint development agreement (“JDA”) to accelerate the entry into Phase 2 of the drilling program effective March 1, 2012 and modify the drilling carry ratio. Under the amended JDA, the Phase 2 drilling carry was expanded to provide for development in both the Mississippian Lime and the Woodford Shale plays whereby we will pay 25% of the cost to drill and complete wells and receive a 50% ownership interest. The Phase 2 drilling carry totals approximately $93 million and is subject to extensions in one-year intervals. See “Liquidity and Capital Resources-Source of Capital: Joint Ventures”.

Critical Accounting Policies

Reserve Estimates

Our estimates of proved oil and gas reserves constitute those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. At the end of each year, our proved reserves are estimated by independent petroleum engineers in accordance with guidelines established by the SEC. These estimates, however, represent projections based on geologic and engineering data. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quantity and quality of available data, engineering and geological interpretation and professional judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves may be later determined to be uneconomic. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of such oil and gas properties.

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

At March 31, 2012 and 2011, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at March 31, 2012 and 2011, averaged $2.97 and $3.27 per Mcf of natural gas, respectively, and $107.99 and $85.38 per barrel of oil, respectively, and $8.74 and $7.32 per Mcfe of NGL, respectively. As a result of lower natural gas prices and their negative impact on certain of our longer-lived estimated proved reserves and estimated future net cash flows, we recognized ceiling test write-downs of $20.1 million and $5.9 million, respectively, during the three months ended March 31, 2012 and 2011. Our cash flow hedges in place at March 31, 2012 increased the 2012 ceiling test write-down by approximately $1.2 million. Our cash flow hedges in place at March 31, 2011 reduced the 2011 ceiling test write-down by approximately $1.6 million.

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

Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At March 31, 2012, our derivative instruments were considered effective cash flow hedges.

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

	Three Months Ended March 31,
	2012	2011
Production:
Oil (Bbls)	141,275	175,264
Gas (Mcf)	6,729,315	5,777,340
Ngl (Mcfe)	593,135	540,470
Total Production (Mcfe)	8,170,100	7,369,394

Sales:
Total oil sales	$15,508,957	$17,172,700
Total gas sales	15,279,953	19,125,695
Total ngl sales	5,208,105	5,247,610

Total oil and gas sales	$35,997,015	$41,546,005

Average sales prices:
Oil (per Bbl)	$109.78	$97.98
Gas (per Mcf)	2.27	3.31
Ngl (per Mcfe)	8.78	9.71
Per Mcfe	4.41	5.64

The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of $2,155,000 and $200,000 and oil hedges of ($53,000) and ($100,000) for the three months ended March 31, 2012 and 2011, respectively.

Net income (loss) available to common stockholders totaled ($18,608,000) and $1,897,000 for the quarters ended March 31, 2012 and 2011, respectively. The primary fluctuations were as follows:

Production Total production increased 11% during the three month period ended March 31, 2012 as compared to the 2011 period. Gas production during the quarter ended March 31, 2012 increased 16% from the comparable period in 2011. The increase in gas production was primarily the result of the success of our drilling program in the Woodford Shale in Oklahoma and in our Carthage Field in East Texas. Gas production also increased at our West Cameron Block 402 well due to a successful recompletion during the fourth quarter of 2011. As a result of continued drilling in our longer-life basins, we expect our average daily gas production in 2012 to increase as compared to 2011.

Oil production during the three month period ended March 31, 2012 decreased 19% from the 2011 period due primarily to continued normal production declines in our onshore Louisiana and offshore Gulf of Mexico fields. Partially offsetting these decreases were increases from the inception of production from our Eagle Ford Shale wells during the second quarter of 2011. Although we expect to increase oil production from drilling operations in the Mississippian Lime, the Eagle Ford Shale and our La Cantera prospect, such increase is not expected to completely offset normal declines in the Gulf Coast area. As a result, we expect our average daily oil production during 2012 to decrease as compared to 2011.

Ngl production during the three month period ended March 31, 2012 increased 10% from the 2011 period due to an increase in production at our Carthage field in East Texas. As a result of ongoing drilling in our Texas, Oklahoma and Gulf Coast assets, we expect our daily Ngl production in 2012 to increase significantly as compared to 2011.

Prices Including the effects of our hedges, average gas prices per Mcf for the three month period ended March 31, 2012 were $2.27, as compared to $3.31 for the 2011 period. Average oil prices per Bbl for the three months ended March 31, 2012 were $109.78, as compared to $97.98 for the 2011 period and average Ngl prices per Mcfe were $8.78 for the three months ended March 31, 2012, as compared to $9.71 for the 2011 period. Stated on an Mcfe basis, unit prices received during the three months ended March 31, 2012 were 22% lower than the prices received during the comparable 2011 period.

Revenue Including the effects of hedges, oil and gas sales during the three months ended March 31, 2012 decreased 13% to $35,997,000, as compared to oil and gas sales of $41,546,000 during the 2011 period. The decreased revenue during 2012 was primarily the result of lower natural gas prices as well as reduced oil production during the period.

Expenses Lease operating expenses for the quarter ended March 31, 2012 totaled $9,665,0000 as compared to $9,503,000 during the 2011 period. Per unit lease operating expenses totaled $1.18 per Mcfe during the three month period ended March 31, 2012 as compared to $1.29 per Mcfe during the 2011 period. Per unit lease operating expenses decreased primarily due to the increase in overall produced volumes during the period as well as lower absolute costs due to cost savings associated with our two Woodford saltwater disposal systems.

General and administrative expenses during the quarter ended March 31, 2012 totaled $5,579,000 as compared to $4,398,000 during 2011. Included in general and administrative expenses was share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options:
Incentive Stock Options	$223	$83
Non-Qualified Stock Options	164	165
Restricted stock	1,536	784

Share based compensation	$1,923	$1,032

General and administrative expenses increased 27% during the first quarter of 2012 as compared to the comparable period of 2011 primarily due to increased non-cash share based compensation expense during the period. We capitalized $3,056,000 and $3,144,000 of general and administrative costs during the three month periods ended March 31, 2012 and 2011, respectively. General and administrative expenses in 2012 are expected to be slightly higher than 2011 expenses as a result of increased non-cash share based compensation expense.

Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three months ended March 31, 2012 totaled $14,979,000, or $1.83 per Mcfe, as compared to $13,809,000, or $1.87 per Mcfe, during the comparable 2011 period. The decrease in the per unit DD&A rate is primarily the result of positive drilling results in our Woodford Shale and East Texas drilling programs.

At March 31, 2012 and 2011, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at March 31, 2012 and 2011, averaged $2.97 and $3.27 per Mcf of natural gas, respectively, and $107.99 and $85.38 per barrel of oil, respectively, and $8.74 and $7.32 per Mcfe of NGL, respectively. As a result of lower natural gas prices and their negative impact on certain of our longer-lived estimated proved reserves and estimated future net cash flows, we recognized ceiling test write-downs of $20.1 million and $5.9 million, respectively, during the three months ended March 31, 2012 and 2011. See Note 7, “Ceiling Test” for further discussion of the ceiling test write-downs.

Interest expense, net of amounts capitalized on unevaluated properties, totaled $2,270,000 during the three months ended March 31, 2012 as compared to $2,694,000 during the 2011 period. During the first quarter of 2012 our capitalized interest totaled $1,850,000, as compared to $1,393,000 during the 2011 period. The increase in capitalized interest during the current period is a result of the increase in the balance of our unevaluated properties from the acquisition of unevaluated acreage in the Mississippian Lime Shale throughout 2011.

Income tax expense (benefit) during the three months ended March 31, 2012 and 2011 totaled ($988,000) and $560, respectively. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.

As a result of the ceiling test write-downs recognized, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $5,741,000 as of March 31, 2012.

Liquidity and Capital Resources

We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, second lien term credit facilities, issuances of equity and debt securities, joint ventures and sales of assets. At March 31, 2012, we had a working capital deficit of $18.4 million compared to a deficit of $14.0 million at December 31, 2011.

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

Source of Capital: Operations

Net cash flow from operations decreased from $18,259,000 in the quarter ended March 31, 2011 to $13,951,000 during the 2012 period. The decrease in operating cash flow during 2012 as compared to 2011 was primarily attributable to the decrease in oil and gas revenues during the period due to lower natural gas prices and lower oil production.

Source of Capital: Debt

On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. At March 31, 2012, the estimated fair value of the Notes was $154.5 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At March 31, 2012, $1.3 million had been accrued in connection with the September 1, 2012 interest payment and we were in compliance with all of the covenants contained in the Notes.

We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank and Whitney Bank. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of March 31, 2012 we had $10 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.

The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. The current borrowing base is $125 million (subject to the aggregate commitments of the lenders then in effect). The aggregate commitments of the lenders is currently $100 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next borrowing base redetermination is scheduled to occur by September 30, 2012. We or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.

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

We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits us to repurchase up to $10 million of our common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase our Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of March 31, 2012, we were in compliance with all of the covenants contained in the Credit Agreement.

Source of Capital: Issuance of Securities

During October 2010, our shelf registration statement was declared effective, which allows us to publicly offer and sell up to $250 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.

Source of Capital: Joint Ventures

In May 2010, we entered into a joint development agreement with WSGP Gas Producing, LLC (WSGP), a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of our Woodford proved undeveloped reserves as well as the right to earn 50% of our undeveloped Woodford acreage position through a two phase drilling program. We received approximately $57.4 million in cash at closing, net of $2.6 million in transaction fees, and an additional $14 million on November 30, 2011. In addition, since May 2010, WSGP has funded a share of our drilling costs under a drilling program. We achieved certain production performance metrics, as outlined in the joint development agreement, relative to the first 18 wells drilled under the drilling program. As a result, we received an additional $14 million during December 2011.

During February 2012, we amended the joint development agreement with WSGP to provide additional funding for a share of our drilling costs relative to our 2012 drilling programs in both our Woodford Shale and Mississippian Lime project areas. WSGP will continue to earn 50% of our undeveloped Woodford Shale acreage as they continue to fund a share of our drilling costs.

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

Use of Capital: Exploration and Development

Our 2012 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $95 million and $110 million, of which $34.2 million was incurred during the first quarter of 2012. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. As a result, we plan to fund the majority of our 2012 capital budget with cash flow from operations and cash on hand. In the event our capital expenditures exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the sale of assets to fund a portion of our drilling budget. However, if commodity prices decline or if actual production or costs vary significantly from our expectations, our 2012 exploration and development activities could be reduced.

Use of Capital: Acquisitions

We do not budget acquisitions; however, we are continuously evaluating opportunities to expand our existing asset base or establish positions in new core areas. In September 2011, we acquired approximately 28,000 acres in Pawnee County, Oklahoma targeting the Mississippian Lime, and subsequently sold a 50% interest in this acreage position for approximately $14.5 million. As of March 31, 2012, we had invested approximately $20.3 million to acquire our 34,000 net acre position in the Mississippian Lime. In northern Oklahoma, we recently sold a 50% working interest in the majority of our Grant, Kay and Sumner County acreage position for approximately $6.1 million. After completing the sell-down, we have approximately 25,000 net acres in the Mississippian Lime trend at a blended acquisition cost of approximately $500 per acre and can now utilize the Phase 2 drilling carry throughout most of our Mississippian Lime position. We currently expect to drill 15 – 18 Mississippian Lime wells during 2012, up from our original plan of 12 – 15 wells.

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

Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the remainder of 2012, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $9.4 million impact on our revenues.

We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the quarters ended March 31, 2012 and 2011, we received $2,102,000 and $100,000, respectively, from the counterparties to our derivative instruments in connection with net hedge settlements.

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

As of March 31, 2012, we had entered into the following oil and gas contracts accounted for as cash flow hedges:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
April—December 2012	Costless Collar	10,000 Mmbtu	$5.00 - 5.29
April—October 2012	Swap	20,000 Mmbtu	$2.60

Crude Oil:
April—December 2012	Swap	250 Bbls	$100.77

At March 31, 2012, we recognized a net asset of approximately $7.6 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of March 31, 2012, we would realize a $4.8 million gain, net of taxes, during the next 12 months. This gain is expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.

During April, 2012, we entered into the following oil and natural gas liquids contracts, to be accounted for as cash flow hedges:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Oil:
May—December 2012	Swap	250 Bbls	$105.00

Natural Gasoline:
May—December 2012	Swap	100 Bbls	$100.13

Iso-Butane:
May—December 2012	Swap	50 Bbls	$84.27

Normal Butane:
May—December 2012	Swap	50 Bbls	$80.49

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

We cannot predict future oil and natural gas prices and such prices may decline further. An extended decline in oil and natural gas prices may adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced and may further reduce the amount of oil and natural gas that we can produce economically and has required and may require us to record additional ceiling test write-downs and may cause our estimated proved reserves at December 31, 2012 to decline compared to our estimated proved reserves at December 31, 2011. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices. Our sales are not made pursuant to long-term fixed price contracts.

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

As of March 31, 2012, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $148.9 million, which could have important consequences for you, including the following:

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

•

we will need to use a substantial portion of our cash flows to pay interest on our debt, $15 million per year for interest on our 10% notes alone, and to pay quarterly dividends, if declared by our Board of Directors, on our Series B Preferred Stock of approximately $5.1 million per year, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

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

We review the net capitalized costs of our properties quarterly, using a single price based on the beginning of the month average of oil and natural gas prices for the prior 12 months. We also assess investments in unproved properties periodically to determine whether impairment has occurred. The risk that we will be required to further write down the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. As a result of the decline in commodity prices, we recognized ceiling test write-downs totaling $20.1 million and $5.9 million during the first quarters of 2012 and 2011, respectively. We may experience further ceiling test write-downs or other impairments in the future. In addition, any future ceiling test cushion would be subject to fluctuation as a result of acquisition or divestiture activity.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2012.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
January 1— January 31, 2012	1,056	$6.91	—	—
February 1— February 29, 2012	46,505	6.14	—	—
March 1— March 31, 2012	15,880	6.19	—	—

Total	63,441	$6.17	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

Item 4. MINE SAFETY DISCLOSURES

NONE.

Item 5. OTHER INFORMATION

NONE.

Item 6. EXHIBITS

Exhibit 10.1 Second Amendment to the Joint Development Agreement dated February 24, 2012, among PetroQuest Energy, L.L.C., a Louisiana limited liability company, WSGP Gas Producing, LLC, a Delaware limited liability company, and NextEra Energy Gas Producing, LLC, a Delaware limited liability company (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2012).

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

Exhibit 101.PRE, XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROQUEST ENERGY, INC.

Date: May 9, 2012	/s/ J. Bond Clement
J. Bond Clement
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)