Form 10-Q
period 2012-09-30
PETROQUEST ENERGY INC
filed 2012-11-09
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                    to:
Commission file number: 001-32681
_________________________________________________________________
PETROQUEST ENERGY, INC.
(Exact name of registrant as specified in its charter)
––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2012 there were 64,057,711 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

2

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	September 30, 2012	December 31, 2011
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,703	$22,263
Revenue receivable	15,719	15,860
Joint interest billing receivable	26,641	47,445
Derivative asset	955	6,418
Prepaid drilling costs	2,482	2,900
Drilling pipe inventory	1,597	4,070
Other current assets	2,962	2,965
Total current assets	56,059	101,921
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,707,498	1,600,546
Unevaluated oil and gas properties	78,828	70,408
Accumulated depreciation, depletion and amortization	(1,420,630)	(1,265,603)
Oil and gas properties, net	365,696	405,351
Gas gathering assets	4,177	4,177
Accumulated depreciation and amortization of gas gathering assets	(2,017)	(1,794)
Total property and equipment	367,856	407,734
Other assets, net of accumulated depreciation and amortization of $9,259 and $8,066, respectively	8,133	6,511
Total assets	$432,048	$516,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$56,424	$50,750
Advances from co-owners	25,065	33,867
Oil and gas revenue payable	14,533	13,764
Accrued interest and preferred stock dividend	2,417	6,167
Asset retirement obligation	1,034	3,110
Derivative liability	426	—
Other accrued liabilities	5,657	8,250
Total current liabilities	105,556	115,908
Bank debt	35,000	—
10% Senior Notes	150,000	150,000
Asset retirement obligation	29,241	27,317
Derivative liability	289	—
Deferred income taxes	—	551
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 62,720 and 62,148 shares, respectively	63	62
Paid-in capital	275,375	270,606
Accumulated other comprehensive income	600	4,031
Accumulated deficit	(164,077)	(52,310)
Total stockholders’ equity	111,962	222,390
Total liabilities and stockholders’ equity	$432,048	$516,166
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Oil and gas sales	$33,913	$38,980	$103,286	$122,446
Gas gathering revenue	38	49	119	161
	33,951	39,029	103,405	122,607
Expenses:
Lease operating expenses	9,658	10,376	28,408	30,085
Production taxes	880	1,446	112	2,070
Depreciation, depletion and amortization	15,032	14,696	46,024	43,415
Ceiling test write-down	35,391	—	108,987	18,907
General and administrative	5,963	4,990	17,541	13,668
Accretion of asset retirement obligation	525	433	1,542	1,612
Interest expense	2,338	2,299	7,021	7,248
	69,787	34,240	209,635	117,005
Other income (expense):
Other income (expense)	257	(40)	529	237
Derivative expense	(340)	—	(715)	—
	(83)	(40)	(186)	237
Income (loss) from operations	(35,919)	4,749	(106,416)	5,839
Income tax expense (benefit)	1,435	(265)	1,496	(594)
Net income (loss)	(37,354)	5,014	(107,912)	6,433
Preferred stock dividend	1,285	1,287	3,855	3,854
Net income (loss) available to common stockholders	$(38,639)	$3,727	$(111,767)	$2,579
Earnings per common share:
Basic
Net income (loss) per share	$(0.62)	$0.06	$(1.79)	$0.04
Diluted
Net income (loss) per share	$(0.62)	$0.06	$(1.79)	$0.04
Weighted average number of common shares:
Basic	62,492	62,041	62,356	61,876
Diluted	62,492	62,415	62,356	62,278
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(37,354)	$5,014	$(107,912)	$6,433
Change in fair value of derivative instruments,accounted for as hedges, net of income tax (expense) benefit of $1,435, ($1,423), $2,032 and ($1,753), respectively	(2,423)	2,402	(3,431)	4,048
Comprehensive income (loss)	$(39,777)	$7,416	$(111,343)	$10,481
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(107,912)	$6,433
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	1,496	(594)
Depreciation, depletion and amortization	46,024	43,415
Ceiling test write-down	108,987	18,907
Accretion of asset retirement obligation	1,542	1,612
Share based compensation expense	5,609	2,985
Amortization costs and other	594	461
Non-cash derivative expense	715	—
Payments to settle asset retirement obligations	(2,519)	(551)
Changes in working capital accounts:
Revenue receivable	141	8,087
Prepaid drilling and pipe costs	2,891	3,164
Joint interest billing receivable	20,312	(34,646)
Accounts payable and accrued liabilities	1,464	26,914
Advances from co-owners	(8,802)	17,926
Other	(2,866)	(3,000)
Net cash provided by operating activities	67,676	91,113
Cash flows used in investing activities:
Investment in oil and gas properties	(121,428)	(141,687)
Sale of oil and gas properties	837	—
Sale of unevaluated oil and gas properties	6,083	14,461
Net cash used in investing activities	(114,508)	(127,226)
Cash flows used in financing activities:
Net payments for share based compensation	(840)	(977)
Deferred financing costs	(33)	(24)
Payment of preferred stock dividend	(3,855)	(3,854)
Proceeds from bank borrowings	72,500	22,000
Repayment of bank borrowings	(37,500)	(22,000)
Net cash provided by (used in) financing activities	30,272	(4,855)
Net decrease in cash and cash equivalents	(16,560)	(40,968)
Cash and cash equivalents, beginning of period	22,263	63,237
Cash and cash equivalents, end of period	$5,703	$22,269
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,628	$15,870
Income taxes	$15	$51
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
The consolidated financial information for the three and nine month periods ended September 30, 2012 and 2011, has been prepared by the Company and was not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2012 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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

Note 3—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Three Months Ended September 30, 2012	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(38,639)	62,492	$(0.62)
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
DILUTED EPS	$(38,639)	62,492	$(0.62)

For the Three Months Ended September 30, 2011	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$3,727	62,041
Attributable to participating securities	(95)	—
BASIC EPS	$3,632	62,041	$0.06

Net income available to common stockholders	$3,727	62,041
Effect of dilutive securities:
Stock options	—	374
Restricted stock	(94)	—
DILUTED EPS	$3,633	62,415	$0.06

For the Nine Months Ended September 30, 2012	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(111,767)	62,356	$(1.79)
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
DILUTED EPS	$(111,767)	62,356	$(1.79)

For the Nine Months Ended September 30, 2011	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$2,579	61,876
Attributable to participating securities	(76)	—
BASIC EPS	$2,503	61,876	$0.04

Net income available to common stockholders	2,579	61,876
Effect of dilutive securities:
Stock options	—	402
Attributable to participating securities	(76)	—
DILUTED EPS	$2,503	62,278	$0.04
An aggregate of 1,104,000 and 943,000 shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2012, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for the periods.

Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2011 because the inclusion would have been anti-dilutive. Options to purchase 127,000 and 21,000 shares of common stock were outstanding during the three and nine month periods ended September 30, 2011, respectively, and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.

Note 4—Long-Term Debt
On August 19, 2010, the Company issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At September 30, 2012, $1.3 million had been accrued in connection with the March 1, 2013 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank and Whitney Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of September 30, 2012 the Company had $35.0 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. In connection with the most recent redetermination, the borrowing base was increased from $125 million to $130 million (subject to the aggregate commitments of the lenders then in effect) effective September 28, 2012. The aggregate commitments of the lenders is currently $100 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next borrowing base redetermination is scheduled to occur by March 31, 2013. The Company or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
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
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits the Company to repurchase up to $10 million of the Company’s common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of September 30, 2012, the Company was in compliance with all of the covenants contained in the Credit Agreement.

Note 5—Asset Retirement Obligation
The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

	Nine Months Ended September 30,
	2012	2011
Asset retirement obligation, beginning of period	$30,427	$24,592
Liabilities incurred	867	100
Liabilities settled	(2,519)	(551)
Accretion expense	1,542	1,612
Revisions in estimated cash flows	(42)	1,597
Asset retirement obligation, end of period	30,275	27,350
Less: current portion of asset retirement obligation	(1,034)	(2,483)
Long-term asset retirement obligation	$29,241	$24,867
Note 6—Share-Based Compensation
Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation expense for the periods ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options:
Incentive Stock Options	$211	$122	$646	$279
Non-Qualified Stock Options	181	192	509	526
Restricted stock	1,379	754	4,454	2,180
Share based compensation	$1,771	$1,068	$5,609	$2,985
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
At September 30, 2012, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at that date, averaged $2.22 per Mcf of natural gas, $104.83 per barrel of oil and $7.44 per Mcfe of Ngl. As a result of lower natural gas prices and their negative impact on certain of the Company’s longer-lived estimated proved reserves and estimated future net cash flows, the Company recognized ceiling test write-downs of $35.4 million and $109.0 million during the three and nine months ended September 30, 2012, respectively. The Company’s cash flow hedges in place at September 30, 2012 decreased the ceiling test write-down by approximately $2.1 million.
The Company recognized a ceiling test write-down of $18.9 million during the nine months ended September 30, 2011.

Note 8—Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil, natural gas or natural gas liquids (Ngl) quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as other income (expense). At September 30, 2012, the Company designated all but one derivative instrument as effective cash flow hedges.
Oil and gas sales include additions related to the settlement of gas hedges of $1,482,000 and $478,000, Ngl hedges of $312,000 and zero, and oil hedges of $491,000 and $178,000, for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, oil and gas sales include additions (reductions) related to the settlement of gas hedges of $6,867,000 and $864,000, Ngl hedges of $544,000 and zero, and oil hedges of $853,000 and ($211,000), respectively.
As of September 30, 2012, the Company had entered into the following oil and gas contracts:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
October—December 2012	Costless Collar	10,000 Mmbtu	$5.00 - $5.29
October 2012	Swap	20,000 Mmbtu	$2.60
October—December 2012	Swap	20,000 Mmbtu	$2.73
January—December 2013	Three-Way Collar	10,000 Mmbtu	$2.00-$3.00-$4.09

Crude Oil:
October—December 2012	Swap	500 Bbls	$102.88

Natural Gasoline:
October—December 2012	Swap	100 Bbls	$100.13

Iso-Butane:
October—December 2012	Swap	50 Bbls	$84.27

Normal Butane:
October—December 2012	Swap	50 Bbls	$80.49
At September 30, 2012, the Company had accumulated other comprehensive income of approximately $0.6 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of September 30, 2012, the Company would realize a $0.3 million gain, net of taxes, during the next 12 months. These gains are expected to be reclassified based on the schedule of oil, gas and Ngl volumes stipulated in the derivative contracts.
Derivatives designated as hedging instruments:
All of the Company’s 2012 derivative contracts are accounted for as effective cash flow hedges under ASC Topic 815-20-25. The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheet at September 30, 2012 and December 31, 2011:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
September 30, 2012	Derivative asset	$955
December 31, 2011	Derivative asset	$6,418

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the three months ended September 30, 2012 and 2011:

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain Reclassified into Income
Commodity Derivatives at September 30, 2012	$(2,423)	Oil and gas sales	$2,285
Commodity Derivatives at September 30, 2011	$2,402	Oil and gas sales	$656
Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the nine months ended September 30, 2012 and 2011:

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain Reclassified into Income
Commodity Derivatives at September 30, 2012	$(3,431)	Oil and gas sales	$8,264
Commodity Derivatives at September 30, 2011	$4,048	Oil and gas sales	$653
Derivatives not designated as hedging instruments:
The Company’s 2013 three-way collar derivative contract has not been designated as an effective cash flow hedge and therefore both realized and unrealized (mark-to-market) gains or losses on this derivative are recorded as derivative expense (income) on the statement of operations. The following tables reflect the fair value of the Company’s non-designated derivative instruments in the consolidated financial statements (in thousands):
Effect of Non-designated Derivative Instruments on the Consolidated Balance Sheet at September 30, 2012 and December 31, 2011:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
September 30, 2012	Derivative liability (current)	$(426)
September 30, 2012	Derivative liability (long-term)	$(289)
December 31, 2011		$—
Effect of Non-designated Derivative Instruments on the Consolidated Statement of Operations for the three months ended September 30, 2012 and 2011:

Instrument	Amount of Unrealized Loss Recognized in Derivative Income (expense)
Commodity Derivatives at September 30, 2012	$(340)
Commodity Derivatives at September 30, 2011	$—
Effect of Non-designated Derivative Instruments on the Consolidated Statement of Operations for the nine months ended September 30, 2012 and 2011:

Instrument	Amount of Unrealized Loss Recognized in Derivative Income (expense)
Commodity Derivatives at September 30, 2012	$(715)
Commodity Derivatives at September 30, 2011	$—

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at September 30, 2012 were in the form of costless collars, three-way collars and swaps based on NYMEX pricing for oil and natural gas and OPIS Mt. Bellevue pricing for natural gas liquids. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
At September 30, 2012	$—	$240	$—
At December 31, 2011	$—	$6,418	$—
The estimated fair value of the Notes was $154.5 million and $151.5 million as of September 30, 2012 and December 31, 2011, respectively, as compared to the book value of $150 million as of each date. The estimated fair value of the Notes was provided by independent brokers using the actual period end quotes for the Notes, which represent Level 2 inputs.
Note 10—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of the ceiling test write-downs recognized, the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $40.8 million as of September 30, 2012.

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
We have successfully diversified into onshore, longer life basins in Oklahoma, Arkansas, Wyoming and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in East Texas through 2011, we have invested approximately $891 million into growing our longer life assets. During the eight year period ended December 31, 2011, we have realized a 95% drilling success rate on 771 gross wells drilled. Comparing 2011 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 212% and estimated proved reserves by 219%. At September 30, 2012, 88% of our estimated proved reserves and 75% of our first nine months of 2012 production were derived from our longer life assets.
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
During 2010 and 2011, we refocused on the key elements of our business strategy with the goal of growing reserves and production in a fiscally prudent manner. In order to maintain our financial flexibility, we funded our 2011 capital expenditures budget with cash flow from operations, cash on hand and additional proceeds received under the Woodford joint development agreement (see “Liquidity and Capital Resources-Source of Capital: Joint Ventures”). As a result of our increased investments during 2010 and 2011, our estimated proved reserves as of December 31, 2011 increased 38% from 2010. Production in the first three quarters of 2012 was 13% higher than production in the first three quarters of 2011.
During February 2012, we amended our Woodford joint development agreement (“JDA”) to accelerate the entry into Phase 2 of the drilling program effective March 1, 2012 and modify the drilling carry ratio. Under the amended JDA, the Phase 2 drilling carry was expanded to provide for development in both the Mississippian Lime and the Woodford Shale plays whereby we will pay 25% of the cost to drill and complete wells and receive a 50% ownership interest. The Phase 2 drilling carry is subject to extensions in one-year intervals and as of September 30, 2012, approximately $78 million remained available. See “Liquidity and Capital Resources-Source of Capital: Joint Ventures”.
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
At September 30, 2012, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at that date, averaged $2.22 per Mcf of natural gas, $104.83 per barrel of oil, and $7.44 per Mcfe of Ngl. As a result of lower natural gas prices and their negative impact on certain of our longer-lived estimated proved reserves and estimated future net cash flows, we recognized ceiling test write-downs of $35.4 million and $109.0 million during the three and nine months ended September 30, 2012, respectively. Our cash flow hedges in place at September 30, 2012 decreased the ceiling test write-down by approximately $2.1 million.

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
Derivative Instruments
The estimated fair values of our commodity derivative instruments are recorded in the consolidated balance sheet. The changes in fair value of those derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil, natural gas or Ngl quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense).
Our hedges are specifically referenced to NYMEX prices for oil and natural gas and OPIS Mt. Bellevue prices for Ngls. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX and OPIS prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX or OPIS prices at which the hedges will be settled. At September 30, 2012, our derivative instruments, with the exception of our 2013 three-way collar, were designated effective cash flow hedges.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Production:
Oil (Bbls)	122,645	130,144	379,958	445,457
Gas (Mcf)	6,888,569	6,073,776	20,563,350	17,847,061
Ngl (Mcfe)	894,138	584,786	2,250,569	1,658,323
Total Production (Mcfe)	8,518,577	7,439,426	25,093,667	22,178,126
Sales:
Total oil sales	$13,287,548	$13,508,377	$41,627,602	$46,403,861
Total gas sales	15,583,994	19,865,595	46,321,605	60,481,702
Total ngl sales	5,041,274	5,606,335	15,336,515	15,560,225
Total oil and gas sales	$33,912,816	$38,980,307	$103,285,722	$122,445,788
Average sales prices:
Oil (per Bbl)	$108.34	$103.80	$109.56	$104.17
Gas (per Mcf)	2.26	3.27	2.25	3.39
Ngl (per Mcfe)	5.64	9.59	6.81	9.38
Per Mcfe	3.98	5.24	4.12	5.52
The above sales and average sales prices include increases to revenue related to the settlement of gas hedges of $1,482,000 and $478,000, oil hedges of $491,000 and $178,000 and Ngl hedges of $312,000 and zero for the three months ended September 30, 2012 and 2011, respectively. The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of $6,867,000 and $864,000, oil hedges of $853,000 and ($211,000) and Ngl hedges of $544,000 and zero for the nine months ended September 30, 2012 and 2011, respectively.
Net income (loss) available to common stockholders totaled ($38,639,000) and $3,727,000 for the quarters ended September 30, 2012 and 2011, respectively, while net income (loss) available to common stockholders totaled ($111,767,000) and $2,579,000 for the nine months ended September 30, 2012 and 2011, respectively. The primary fluctuations were as follows:
Production Total production increased 15% and 13%, respectively, during the three and nine month periods ended September 30, 2012 as compared to the 2011 periods. Gas production during the three and nine month periods ended September 30, 2012 increased 13% and 15%, respectively, from the comparable periods in 2011. The increase in gas production was primarily the result of the success of our drilling program in the Woodford Shale in Oklahoma, the Carthage field in East Texas, and the La Cantera field in South Louisiana. Gas production also increased at our West Cameron Block 402 well due to a successful recompletion during the fourth quarter of 2011. As a result of continued drilling in our longer-life basins, we expect our average daily gas production in 2012 to increase as compared to 2011.
Oil production during the three and nine month periods ended September 30, 2012 decreased 6% and 15%, respectively, from the 2011 periods due primarily to continued normal production declines in our onshore Louisiana and offshore Gulf of Mexico fields. Partially offsetting these decreases were increases from the inception of production from our La Cantera field during March 2012 and our Eagle Ford Shale wells during the second quarter of 2011. Although we expect to increase oil production from drilling operations in the Mississippian Lime, the Eagle Ford Shale and our La Cantera field, such increase is not expected to completely offset normal declines in the Gulf Coast area. As a result, we expect our average daily oil production during 2012 to decrease as compared to 2011.
Ngl production during the three and nine month periods ended September 30, 2012 increased 53% and 36%, respectively, from the 2011 periods due to the inception of production from our La Cantera field and the liquids rich portion of our Oklahoma properties as well as an increase in production at our Carthage field in East Texas. As a result of ongoing drilling in our Texas, Oklahoma and Gulf Coast assets, we expect our daily Ngl production in 2012 to increase significantly as compared to 2011.
Prices Including the effects of our hedges, average gas prices per Mcf for the three and nine month periods ended September 30, 2012 were $2.26 and $2.25, respectively, as compared to $3.27 and $3.39, respectively, for the 2011 periods. Average oil prices per Bbl for the three and nine months ended September 30, 2012 were $108.34 and $109.56, respectively, as compared to $103.80 and $104.17, respectively, for the 2011 periods and average Ngl prices per Mcfe were $5.64 and $6.81, respectively, for the three and nine months ended September 30, 2012, as compared to $9.59 and $9.38, respectively, for the 2011 periods. Stated on an Mcfe basis, unit prices received during the three and nine months ended September 30, 2012 were 24% and 25% lower, respectively, than the prices received during the comparable 2011 periods.
Revenue Including the effects of hedges, oil and gas sales during the three months ended September 30, 2012 decreased 13% to $33,913,000, as compared to oil and gas sales of $38,980,000 during the 2011 period. Including the effects of hedges, oil and gas sales during the nine months ended September 30, 2012 decreased 16% to $103,286,000, as compared to oil and gas sales of $122,446,000 during the 2011 period. The decreased revenue during 2012 was primarily the result of lower natural gas prices as well as reduced oil production during the period.
Expenses Lease operating expenses for the three and nine months ended September 30, 2012 totaled $9,658,000 and $28,408,000, respectively, as compared to $10,376,000 and $30,085,000 during the 2011 periods. Per unit lease operating expenses totaled $1.13 per Mcfe during each of the three and nine month periods ended September 30, 2012 as compared to $1.39 and $1.36 per Mcfe during the 2011 periods. Per unit lease operating expenses decreased primarily due to the increase in overall produced volumes during the period as well as lower absolute costs due to cost savings primarily associated with our Woodford saltwater disposal systems.
Production taxes for the three and nine months ended September 30, 2012 totaled $880,000 and $112,000, respectively, as compared to $1,446,000 and $2,070,000 during the 2011 periods. The decrease during during the nine month period of 2012 was the result of recording a receivable of $2,717,000 during June 2012 for refunds relative to severance tax previously paid on our Oklahoma horizontal wells that we expect to receive over the next three years.
General and administrative expenses during the three and nine months ended September 30, 2012 totaled $5,963,000 and $17,541,000, respectively, as compared to $4,990,000 and $13,668,000 during the 2011 periods. Included in general and administrative expenses was share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options:
Incentive Stock Options	$211	$122	$646	$279
Non-Qualified Stock Options	181	192	509	526
Restricted stock	1,379	754	4,454	2,180
Share based compensation	$1,771	$1,068	$5,609	$2,985
General and administrative expenses increased 19% and 28% during the three and nine months ended September 30, 2012 as compared to the comparable periods of 2011 primarily due to increased non-cash share-based compensation expense during the 2012 periods. We capitalized $3,276,000 and $9,582,000 of general and administrative costs during the three and nine month periods ended September 30, 2012, respectively, and we capitalized $2,670,000 and $8,179,000 during the comparable 2011 periods. General and administrative expenses in 2012 are expected to be higher than in 2011 as a result of increased non-cash share based compensation expense and expansion of staffing as we develop the Mississippian Lime assets.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three and nine months ended September 30, 2012 totaled $14,736,000, or $1.73 per Mcfe, and $45,203,000, or $1.80 per Mcfe, respectively, as compared to $14,412,000, or $1.94 per Mcfe, and $42,616,000, or $1.92 per Mcfe, during the comparable 2011 periods. The decrease in the per unit DD&A rate is primarily the result of positive drilling results in our La Cantera field, Woodford Shale and East Texas drilling programs as well as the write-down of a portion of our evaluated oil and gas properties during the first half of 2012.
At September 30, 2012, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at that date, averaged $2.22 per Mcf of natural gas, $104.83 per barrel of oil, and $7.44 per Mcfe of Ngl. As a result of lower natural gas prices and their negative impact on certain of our longer-lived estimated proved reserves and estimated future net cash flows, we recognized ceiling test write-downs of $35,391,000 and $108,987,000 during the three and nine months ended September 30, 2012, respectively. Our cash flow hedges in place at September 30, 2012 decreased the ceiling test write-down by approximately $2.1 million.
We also recognized a ceiling test write-down of $18,907,000 during the nine months ended September 30, 2011.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $2,338,000 and $7,021,000 during the three and nine months ended September 30, 2012, respectively, as compared to $2,299,000 and $7,248,000 during the 2011 periods. During the three and nine months periods ended September 30, 2012, our capitalized interest totaled $1,869,000 and $5,452,000, respectively, as compared to $1,851,000 and $5,111,000 during the 2011 periods.
Income tax expense (benefit) during the three and nine months ended September 30, 2012 totaled $1,435,000 and $1,496,000, respectively, as compared to ($265,000) and ($594,000) during the 2011 periods. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs recognized, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $40,843,000 as of September 30, 2012.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, second lien term credit facilities, issuances of equity and debt securities, joint ventures and sales of assets. At September 30, 2012, we had a working capital deficit of $49 million compared to a deficit of $14 million at December 31, 2011. The increase in our working capital deficit is primarily the result of our increased operational activities as our capital expenditures during the first nine months of 2012 exceeded our cash flow from operations. Since we operate the majority of our drilling activities, we have the ability to reduce our capital expenditures to manage our working capital deficit and liquidity position. To the extent our capital expenditures during the fourth quarter of 2012 exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of assets to fund a portion of our drilling budget.
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
Source of Capital: Operations
Net cash flow from operations decreased from $91.1 million during the nine months ended September 30, 2011 to $67.7 million during the 2012 period. The decrease in operating cash flow during 2012 as compared to 2011 was primarily attributable to the decrease in oil and gas revenues during the period due to lower natural gas prices and lower oil production.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. At September 30, 2012, the estimated fair value of the Notes was $154.5 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At September 30, 2012, $1.3 million had been accrued in connection with the March 1, 2013 interest payment and we were in compliance with all of the covenants contained in the Notes.
We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank and Whitney Bank. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of September 30, 2012 we had $35 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. The current borrowing base is $130 million (subject to the aggregate commitments of the lenders then in effect). The aggregate commitments of the lenders is currently $100 million and can be increased to up to

$300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next borrowing base redetermination is scheduled to occur by March 31, 2013. We or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
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
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits us to repurchase up to $10 million of our common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase our Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of September 30, 2012, we were in compliance with all of the covenants contained in the Credit Agreement.
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
During February 2012, we amended the joint development agreement with WSGP to provide additional funding for a share of our drilling costs relative to our 2012 drilling programs in both our Woodford Shale and Mississippian Lime project areas. WSGP will continue to earn 50% of our undeveloped Woodford Shale acreage as they continue to fund a share of our drilling costs. As of September 30, 2012, approximately $78 million of drilling carry remained available.

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
Use of Capital: Exploration and Development
Our 2012 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $130 million and $135 million, of which $115 million was incurred during the first nine months of 2012. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. During the nine months ended September 30, 2012, we funded our capital expenditures with cash flow from operations, cash on hand and borrowings under our bank credit facility. To the extent our capital expenditures during the fourth quarter of 2012 exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of assets to fund a portion of our drilling budget.
Use of Capital: Acquisitions
We do not budget acquisitions; however, we are continuously evaluating opportunities to expand our existing asset base or establish positions in new core areas. In September 2011, we acquired approximately 28,000 acres in Pawnee County, Oklahoma targeting the Mississippian Lime, and subsequently sold a 50% interest in this acreage position for approximately $14.5 million. We recently sold a 50% working interest in additional Mississippian Lime acreage for approximately $6.1 million. After completing the sell downs, we have invested approximately $14.7 million as of September 30, 2012 acquiring Mississippian Lime acreage.
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
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected sales volumes for the remainder of 2012, a 10% change in the prices we receive for our crude oil and natural gas production would have an approximate $2.1 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the three and nine months ended September 30, 2012, we received $2,285,000 and $8,264,000, respectively, from the counterparties to our derivative instruments in connection with net hedge settlements.
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
As of September 30, 2012, we had entered into the following oil and gas contracts:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
October—December 2012	Costless Collar	10,000 Mmbtu	$5.00 - $5.29
October 2012	Swap	20,000 Mmbtu	$2.60
October—December 2012	Swap	20,000 Mmbtu	$2.73
January—December 2013	Three-Way Collar	10,000 Mmbtu	$2.00-$3.00-$4.09

Crude Oil:
October—December 2012	Swap	500 Bbls	$102.88

Natural Gasoline:
October—December 2012	Swap	100 Bbls	$100.13

Iso-Butane:
October—December 2012	Swap	50 Bbls	$84.27

Normal Butane:
October—December 2012	Swap	50 Bbls	$80.49
At September 30, 2012, we had accumulated other comprehensive income of approximately $0.6 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of September 30, 2012, we would realize a $0.3 million gain, net of taxes, during the next 12 months. This gain is expected to be reclassified based on the schedule of oil, gas and Ngl volumes stipulated in the derivative contracts.

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

ii.	that the Company's disclosure controls and procedures are effective.
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
As of September 30, 2012, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $179.3 million, which could have important consequences for you, including the following:

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
We review the net capitalized costs of our properties quarterly, using a single price based on the beginning of the month average of oil and natural gas prices for the prior 12 months. We also assess investments in unproved properties periodically to determine whether impairment has occurred. The risk that we will be required to further write down the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. As a result of the decline in commodity prices, we recognized ceiling test write-downs totaling $109.0 million and $18.9 million during the first nine months of 2012 and 2011, respectively. We may experience further ceiling test write-downs or other impairments in the future. In addition, any future ceiling test cushion would be subject to fluctuation as a result of acquisition or divestiture activity.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2012.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
July 1 - July 31, 2012	1,904	$5.61	—	—
August 1 - August 31, 2012	4,509	6.32	—	—
September 1 - September 30, 2012	101,032	6.61	—	—
Total	107,445	$6.58	—	—
 ________________________

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

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

Exhibit 101.INS, XBRL Instance Document

Exhibit 101.SCH, XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL, XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF, XBRL Taxonomy Definitions Linkbase Document

Exhibit 101.LAB, XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE, XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROQUEST ENERGY, INC.

Date:	November 9, 2012	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief (Authorized Officer and Principal Financial Officer)