Form 10-K
period 2012-12-31
PETROQUEST ENERGY INC
filed 2013-03-11
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
or

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

Large accelerated filer	Accelerated filer	☒
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes    ☒   No

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $261,000,000 as of June 29, 2012 (for purposes of this disclosure, the registrant assumed its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock were affiliates).

As of February 28, 2013, the registrant had outstanding 64,570,864 shares of Common Stock, par value $.001 per share.

Document incorporated by reference: portions of the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held on May 21, 2013, which are incorporated by reference into Part III of this Form 10-K.

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
Among those risks, trends and uncertainties are:

•	the volatility of oil and natural gas prices and depressed natural gas prices since the middle of 2008;

•	our indebtedness and the significant amount of cash required to service our indebtedness;

•	the recent financial crisis and continuing uncertain economic conditions in the United States and globally;

•	ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices;

•	our ability to obtain adequate financing when the need arises to execute our long-term strategy and to fund our planned capital expenditures;

•	limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by restrictive debt covenants;

•	our ability to find, develop, produce and acquire additional oil and natural gas reserves that are economically recoverable;

•	approximately one quarter of our production being exposed to the additional risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise;

•	losses and liabilities from uninsured or underinsured drilling and operating activities;

•	our ability to market our oil and natural gas production;

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
As used in this Form 10-K, the words “we,” “our,” “us,” “PetroQuest” and the “Company” refer to PetroQuest Energy, Inc., its predecessors and subsidiaries, except as otherwise specified. We have provided definitions for some of the oil and natural gas industry terms used in this Form 10-K in “Glossary of Certain Oil and Natural Gas Terms” beginning on page 51.

Part I

Item 1 and 2.	Business and Properties
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with operations in Oklahoma, Texas, the Gulf Coast Basin and Wyoming. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations in 1985 through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins.
We have successfully diversified into onshore, longer life basins in Oklahoma, Wyoming and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in Texas through 2012, we have invested approximately $998 million into growing our longer life assets. During the nine year period ended December 31, 2012, we have realized a 95% drilling success rate on 878 gross wells drilled. Comparing 2012 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 252% and estimated proved reserves by 174%. At December 31, 2012, 87% of our estimated proved reserves and 75% of our 2012 production were derived from our longer life assets.
During late 2008, in response to declining commodity prices and the global financial crisis, we shifted our focus from increasing reserves and production to building liquidity and strengthening our balance sheet. Because of our significant operational control, we were able to reduce our capital expenditures from $358 million in 2008 to $59 million in 2009 allowing us to utilize our cash flow from operations, combined with proceeds from an equity offering, to repay $130 million of bank debt. While we achieved our goal of strengthening the financial position of the Company, because of the reduced capital investments during 2009, our production declined by 9% during 2010.
Gas prices have remained weak since late-2008.  As a result of the impact of low natural gas prices on our revenues and cash flow, we have focused on growing our reserves and production through a balanced drilling budget with an increased emphasis on growing our oil and natural gas liquids production.  In May 2010, we entered into the Woodford joint development agreement ("JDA"), which provided us with $85 million in cash during 2010 and 2011, along with a drilling carry that we have utilized since May 2010 to enhance economic returns by reducing our share of capital expenditures in the Woodford and Mississippian Lime.  As a result of the Woodford JDA and the success of our drilling programs, we have grown our estimated proved reserves by 18% and production by 10% since 2010, while maintaining our long-term debt 28% below 2008 levels.

During February 2012, we amended the JDA to accelerate the entry into Phase 2 of the drilling program effective March 1, 2012 and modify the drilling carry ratio. Under the amended JDA, the Phase 2 drilling carry was expanded to provide for development in both the Mississippian Lime and Woodford Shale plays whereby we will pay 25% of the cost to drill and complete wells and receive a 50% ownership interest. The Phase 2 drilling carry is subject to extensions in one-year intervals and as of December 31, 2012, approximately $70.7 million remained available. See “Liquidity and Capital Resources-Source of Capital: Joint Ventures”.

Business Strategy
Maintain Our Financial Flexibility. Because we operate approximately 77% of our total estimated proved reserves and manage the drilling and completion activities on an additional 7% of such reserves, we expect to be able to control the timing of a substantial portion of our capital investments. Our 2013 capital expenditures, which include capitalized interest and overhead, are expected to range between $80 million and $100 million, which at the midpoint represents a 33% decrease from our capital expenditures during 2012. We expect to be able to actively manage our 2013 capital budget in the event commodity prices, or the health of the global financial markets, do not match our expectations. During 2013, we also plan to maintain our commodity hedging program and, as in during prior years, we may continue to opportunistically dispose of certain non-core or mature assets to provide capital for higher potential exploration and development properties that fit our long-term growth strategy. During December 2012, we sold our non-operated Arkansas assets for $9.2 million. During January 2013, we sold 50% of our saltwater disposal systems and related surface assets in the Woodford for net proceeds of approximately $10 million.
Pursue Balanced Growth and Portfolio Mix. We plan to pursue a risk-balanced approach to the growth and stability of our reserves, production, cash flows and earnings. Our goal is to strike a balance between lower risk development activities and higher risk and higher impact exploration activities. We plan to allocate our 2013 capital investments in a manner that continues to geographically and operationally diversify our asset base, while focusing on oil and natural gas liquids projects as the pricing for these products is presently expected to be more attractive than that of natural gas. Through our portfolio diversification efforts, at December 31, 2012, approximately 87% of our estimated proved reserves were located in longer life and lower risk basins in Oklahoma, Texas and Wyoming and 13% were located in the shorter life, but higher flow rate reservoirs in the Gulf Coast Basin. In terms of production diversification, during 2012, 75% of our production was derived from longer life basins versus 66% and 54% in 2011 and 2010, respectively. Our 2012 production was comprised of 81% natural gas, 9% oil and 10% natural gas liquids.
Target Underexploited Properties with Substantial Opportunity for Upside. We plan to maintain a rigorous prospect selection process that enables us to leverage our operating and technical experience in our core operating areas. During 2013, we intend to primarily target properties that provide us with exposure to oil or natural gas liquids reserves and production. In evaluating these targets, we seek properties that provide sufficient acreage for future exploration and development, as well as properties that may benefit from the latest exploration, drilling, completion and operating techniques to more economically find, produce and develop oil and gas reserves. During 2012, we expanded our acreage positions targeting the Mississippian Lime, a primarily oil focused play, located on the border of Oklahoma and Kansas.
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
2012 Financial and Operational Summary
During 2012, we invested $135.2 million in exploratory, development and acquisition activities. We drilled 86 gross exploratory wells and 21 gross development wells realizing an overall success rate of 98%. These activities were financed through our cash flow from operations, cash on hand and borrowings under our bank credit facility. During 2012, our production increased 13% to 34.0 Bcfe, as a result of success in our Oklahoma and Texas drilling programs as well as the successful drilling of our La

Cantera prospect, partially offset by naturally declining production at our Gulf Coast properties. Our estimated proved reserves at December 31, 2012 decreased 14.0% from 2011 as discussed in greater detail below.

Oil and Gas Reserves
Our estimated proved reserves at December 31, 2012 decreased 14.0% from 2011 totaling 1.7 MMBbls of oil, 25.4 Bcfe of natural gas liquids (Ngls) and 193.0 Bcf of natural gas, with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on average prices during 2012 (“PV-10”) of $239 million. The decline in our estimated proved reserves during 2012 was primarily the result of production and the significant decrease in the historical 12-month average price per Mcf of natural gas used to calculate our estimated proved reserves, along with the sale of our non-operated Arkansas assets in December 2012. At December 31, 2012, our standardized measure of discounted cash flows, which includes the estimated impact of future income taxes, totaled $232 million. See the reconciliation of PV-10 to the standardized measure of discounted cash flows below. Our standardized measure of discounted cash flows at December 31, 2012 was 24% lower than 2011 as we utilized prices (adjusted for field differentials) for the years ended December 31, 2012 and 2011 as follows:

	12/31/2012	12/31/2011
Oil per Bbl	$102.81	$101.42
Natural gas per Mcf	$2.20	$3.34
Ngl per Mcfe	$6.07	$8.62
    Ryder Scott Company, L.P., a nationally recognized independent petroleum engineering firm, prepared the estimates of our proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31, 2012. Our internal reservoir engineering staff is managed by an individual with 31 years of industry experience as a reservoir and production engineer, including ten years as a reservoir engineering manager with PetroQuest. This individual is responsible for overseeing the estimates prepared by Ryder Scott.
The following table sets forth certain information about our estimated proved reserves as of December 31, 2012:

	Oil (MBbls)	NGL (Mmcfe)	Natural Gas (Mmcf)	Total Mmcfe*
Proved Developed	1,225	20,608	140,307	168,265
Proved Undeveloped	430	4,752	52,661	59,993
Total Proved	1,655	25,360	192,968	228,258

*	Oil conversion to Mcfe at one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas

As of December 31, 2012, our proved undeveloped reserves (“PUDs”) totaled 60.0 Bcfe, a 42% decrease from our PUD balance at December 31, 2011. This decrease was due primarily to the 34% decrease in the historical 12-month first day of the month average natural gas price used in computing our reserves, which was $2.20 per Mcf as of December 31, 2012 as compared to $3.34 per Mcf as of December 31, 2011. During 2012, we spent $2.9 million converting 15 Bcfe of PUDs at December 31, 2011 to proved developed reserves at December 31, 2012. PUDs added from extensions and discoveries were primarily the result of successful drilling in our Carthage field in East Texas. Following is an analysis of the change in our PUDs as of December 31, 2012:

Mmcfe

PUD Balance at December 31, 2011	103,935
PUDs converted to proved developed	(14,997)
PUDs added from revisions or extensions and discoveries	19,463
PUDs removed for 5 year rule	(5,490)
PUDs removed due to low commodity prices	(38,321)
PUDs sold	(4,597)

PUD Balance at December 31, 2012	59,993

Approximately 66% of our PUDs at December 31, 2012 were associated with the future development of our Oklahoma properties. We expect all of our PUDs at December 31, 2012 to be developed over the next five years. At December 31, 2012, we had no PUDs that had been booked for longer than five years. Estimated future costs related to the development of PUDs are expected to total $28.4 million in 2013, $29.0 million in 2014 and $26.5 million in 2015. However, because 88% of our PUDs at December 31, 2012 are comprised of natural gas, the specific timing of the development of PUDs over the next five years is highly dependent upon the prevailing price of natural gas.

The estimated cash flows from our proved reserves at December 31, 2012 were as follows:

	Proved Developed (M$)	Proved Undeveloped (M$)	Total Proved (M$)
Estimated pre-tax future net cash flows (1)	$350,284	$56,534	$406,818
Discounted pre-tax future net cash flows (PV-10) (1)	$228,053	$11,216	$239,269
Total standardized measure of discounted future net cash flows			$232,395

(1)
Estimated pre-tax future net cash flows and discounted pre-tax future net cash flows (PV-10) are non-GAAP measures because they exclude income tax effects. Management believes these non-GAAP measures are useful to investors as they are based on prices, costs and discount factors which are consistent from company to company, while the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. As a result, the Company believes that investors can use these non-GAAP measures as a basis for comparison of the relative size and value of the Company’s reserves to other companies. The Company also understands that securities analysts and rating agencies use these non-GAAP measures in similar ways. The following table reconciles undiscounted and discounted future net cash flows to standardized measure of discounted cash flows as of December 31, 2012:

Total Proved (M$)
Estimated pre-tax future net cash flows	$406,818
10% annual discount	(167,549)
Discounted pre-tax future net cash flows	239,269
Future income taxes discounted at 10%	(6,874)
Standardized Measure of discounted future net cash flows	$232,395
We have not filed any reports with other federal agencies that contain an estimate of total proved net oil and gas reserves.

Core Areas
The following table sets forth estimated proved reserves and annual production from each of our core areas (in Bcfe) for the years ended December 31, 2012 and 2011.

	2012		2011
	Reserves	Production	Reserves	Production
Oklahoma Woodford	146.4	16.3	184.1	12.8
Oklahoma Miss-Lime	2.1	0.2	0.4	—
E. Texas	46.7	6.4	30.9	4.4
S. Texas	2.8	0.4	2.2	0.1
Gulf Coast Basin	30.0	8.7	24.7	10.2
Arkansas (1)	—	2.0	22.6	2.5
Wyoming	0.3	—	0.5	0.2
	228.3	34.0	265.4	30.2

(1) On December 31, 2012, we sold our Arkansas assets for a net cash purchase price of $9.2 million.
Oklahoma
During late 2006, we began our initial drilling program to evaluate the Woodford Shale formation on a substantial portion of our Oklahoma acreage. During 2012, we continued our evaluation of the Woodford Shale as we drilled and participated in 46 gross wells, achieving a 98% success rate. In total, we invested $40.8 million during 2012 acquiring prospective Woodford Shale acreage and drilling and completing wells. In addition, during 2012 we utilized $28.5 million of drilling carry under the amended JDA and plan to continue utilizing the drilling carry during 2013 under the second phase of the amended JDA. Average daily production from our Oklahoma properties during 2012 totaled 45 MMcfe per day, a 28% increase from 2011 average daily production. We experienced negative revisions to our proved reserves as a result of lower average prices, which resulted in a 20% decrease in our estimated proved reserves. Partially offsetting this negative impact was the addition of approximately 27 Bcfe of estimated proved reserves from our drilling program during the year. We have allocated approximately 37% of our 2013 capital budget to operations in the Woodford Shale as we expect to operate the drilling of approximately 23 gross wells, 15 of which will target liquids rich gas, as well as obtain 3-D seismic data over acreage recently acquired to target liquids rich gas.
As of December 31, 2012, we had invested $16.5 million to acquire approximately 24,000 net acres of Mississippian Lime acreage in northern Oklahoma and southern Kansas. During 2012, we invested $26 million as we began evaluating this prospective acreage through coring and seismic work and the drilling of nine gross exploratory wells, achieving an 89% success rate. During 2012, we utilized $11.6 million of drilling carry under the amended JDA. We have allocated approximately 10% of our 2013 capital budget to explore this primarily oil focused trend. We plan to acquire 3-D seismic data over our acreage positions and drill three gross Mississippian Lime wells in 2013. We expect to be able to utilize the 3-D data later in 2013 to assist in the future development of this asset.
Gulf Coast Basin
During 2012, we drilled two gross wells in the Gulf Coast Basin, achieving a 100% success rate. In total, we invested $21.0 million in this area during 2012. Production from this area decreased 16% from 2011 totaling 23.7 MMcfe per day in 2012 due to natural production declines. However, production from our second discovery well in our La Cantera prospect commenced during September 2012 with a third acceleration well at La Cantera currently drilling. Our estimated proved reserves in this area increased 21% from 2011 primarily as a result of success in the 2012 drilling program. We have allocated approximately 41% of our 2013 capital budget to various drilling and re-completion projects in the Gulf Coast Basin.

East Texas
During 2012, we invested $23.7 million in our East Texas properties as we drilled and participated in six gross wells, achieving a 100% success rate. Net production from our East Texas assets averaged 17.4 MMcfe per day during 2012, a 45% increase from 2011 average daily production and our estimated proved reserves increased 51% from 2011, primarily as a result of successful drilling in our Carthage field. We have allocated approximately 11% of our 2013 capital budget to drilling and facility enhancements in our Carthage field.

South Texas
During 2012, we invested $14.7 million in our South Texas properties as we drilled five gross wells, all of which were successful. Net production from our South Texas assets averaged 175 BOE per day during 2012, a 181% increase as compared to 2011 and our estimated proved reserves increased 23% from 2011. We are currently evaluating our plans for 2013, including the possibility of divestment.
Arkansas
During 2012, we participated in 39 gross wells in the Fayetteville Shale, all of which were successful. In total, we invested $1.2 million in Arkansas during 2012. Production during 2012 totaled 5.4 MMcfe per day, a 20% decrease from 2011. We sold this non-operated asset on December 31, 2012 for a net cash purchase price of $9.2 million.
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
A portion of the production that we operate in Oklahoma is committed to a firm transportation agreement. Under the terms of the agreement we must deliver 7.6 Bcf of natural gas during the period January 1 through October 31, 2013. Based upon our current proved reserves and production, we expect that this commitment will be met.
In view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we are unable to predict future oil and natural gas prices and demand or the overall effect such prices and demand will have on the Company. During 2012, one customer accounted for 30%, one accounted for 17%, and one accounted for 12% of our oil and natural gas revenue. During 2011, one customer accounted for 20%, one accounted for 18%, one accounted for 15% and one accounted for 11% of our oil and natural gas revenue. During 2010, one customer accounted for 19%, two accounted for 17% each and one accounted for 10% of our oil and natural gas revenue. These percentages do not consider the effects of commodity hedges. We do not believe that the loss of any of our oil or natural gas purchasers would have a material adverse effect on our operations due to the availability of other purchasers.

Production, Pricing and Production Cost Data
The following table sets forth our production, pricing and production cost data during the periods indicated. Only two core areas, East Texas and Oklahoma, which includes primarily Woodford Shale reserves, represented greater than 15% of our total estimated proved reserves.

	Year Ended December 31,
	2012	2011	2010
Production:
Oil (Bbls):
East Texas	87,368	96,923	102,410
Oklahoma - Woodford	171	145	71
Other	433,051	475,028	560,821
Total Oil (Bbls)	520,590	572,096	663,302
Gas (Mcf):
East Texas	4,360,290	2,871,284	2,206,266
Oklahoma - Woodford	15,349,219	12,736,622	10,577,414
Other	7,756,719	8,855,027	11,717,860
Total Gas (Mcf)	27,466,228	24,462,933	24,501,540
NGL (Mcfe):
East Texas	1,479,441	924,668	632,875
Oklahoma - Woodford	947,935	553	683
Other	939,398	1,362,625	1,836,313
Total NGL (Mcfe)	3,366,774	2,287,846	2,469,871
Total Production (Mcfe):
East Texas	6,363,939	4,377,490	3,453,601
Oklahoma - Woodford	16,298,180	12,738,045	10,578,523
Other	11,294,423	13,067,820	16,919,099
Total Production (Mcfe)	33,956,542	30,183,355	30,951,223
Average sales prices (1):
Oil (per Bbl):
East Texas	$104.42	$101.59	$77.61
Oklahoma - Woodford	$92.53	$89.61	$69.62
Other	$106.15	$106.09	$79.82
Total Oil (per Bbl)	$105.85	$105.33	$79.47
Gas (per Mcf)
East Texas	$2.82	$3.92	$4.32
Oklahoma - Woodford	$1.51	$2.42	$2.80
Other	$2.73	$3.84	$4.31
Total Gas (per Mcf)	$2.06	$3.11	$3.66
NGL (per Mcfe)
East Texas	$5.72	$8.19	$6.38
Oklahoma - Woodford	$4.49	$5.15	$3.79
Other	$8.32	$10.41	$8.26
Total NGL (per Mcfe)	$6.10	$9.51	$7.78
Total Per Mcfe:
East Texas	$4.69	$6.55	$6.23
Oklahoma - Woodford	$1.69	$2.42	$2.80
Other	$6.64	$7.54	$6.52
Total Per Mcfe	$3.90	$5.24	$5.22
Average Production Cost per Mcfe (2):
East Texas	$1.56	$2.12	$2.56
Oklahoma - Woodford	$0.49	$0.76	$0.71
Other	$1.86	$1.50	$1.34
Total Average Production Cost per Mcfe	$1.15	$1.28	$1.26

(1)	Does not include the effect of hedges.

(2)	Production costs do not include production taxes.

Oil and Gas Producing Wells

The following table details the productive wells in which we owned an interest as of December 31, 2012:

	Gross	Net
Productive Wells:
Oil:
East Texas	3	2.53
Oklahoma - Woodford	—	—
Other	47	18.46
	50	20.99
Gas:
East Texas	105	68.73
Oklahoma - Woodford	172	50.57
Other	470	132.12
	747	251.42
Total	797	272.41

Of the 797 gross productive wells at December 31, 2012, 2 had dual completions.

Oil and Gas Drilling Activity
The following table sets forth the wells drilled and completed by us during the periods indicated. All wells were drilled in the continental United States.

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploration:
Productive	84	15.87	94	18.15	82	9.55
Non-productive	2	0.84	1	0.50	3	0.76
Total	86	16.71	95	18.65	85	10.31
Development:
Productive	21	4.88	23	1.33	17	1.50
Non-productive	—	—	—	—	—	—
Total	21	4.88	23	1.33	17	1.50
In 2012, 31 gross (7.49 net) exploratory and 15 gross (4.78 net) development wells were drilled in the Woodford Shale. In 2011, 35 gross (9.94 net) exploratory and one gross (.05 net) development wells were drilled in the Woodford Shale. In 2010, 19 gross (7.32 net) exploratory and 1 gross (.81 net) development wells were drilled in the Woodford Shale. One Woodford Shale well during 2012 was non-productive.
At December 31, 2012, we had 17 gross (6.61 net) wells in progress in Oklahoma.

Leasehold Acreage
The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2012:

	Leasehold Acreage
	Developed		Undeveloped
	Gross	Net	Gross	Net
Kansas	—	—	4,091	2,046
Louisiana	4,489	1,455	8,829	5,867
Mississippi	721	721	—	—
Oklahoma	69,308	38,646	99,599	46,182
Texas	42,000	22,768	8,441	4,449
Wyoming	2,720	680	3,319	830
Federal Waters	39,283	23,611	7,124	7,124
Total	158,521	87,881	131,403	66,498
Leases covering 18% of our net undeveloped acreage are scheduled to expire in 2013, 19% in 2014, 16% in 2015 and 47% thereafter. Of the acreage subject to leases scheduled to expire during 2013, less than 3% relates to undeveloped acreage in Texas and Wyoming where we do not anticipate any further drilling. We expect to hold the majority of the remaining acreage scheduled to expire in 2013 through drilling or lease extensions.
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
Federal Regulations
Sales and Transportation of Natural Gas. Historically, the transportation and sales for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”) and Federal Energy Regulatory Commission (“FERC”) regulations. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated the price for all “first sales” of natural gas. Thus, all of our sales of gas may be made at market prices, subject to applicable contract provisions. Sales of natural gas are affected by the availability, terms and cost of pipeline transportation. Since 1985, the FERC has implemented regulations intended to make natural gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis. We cannot predict what further action the FERC will take on these matters. Some of the FERC's more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which we compete.
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
Natural gas continues to supply a significant portion of North America's energy needs and we believe the importance of natural gas in meeting this energy need will continue. The impact of the ongoing economic downturn on natural gas supply and demand fundamentals has resulted in extremely volatile natural gas prices, which is expected to continue.
On August 8, 2005, the Energy Policy Act of 2005 (the “2005 EPA”) was signed into law. This comprehensive act contains many provisions that will encourage oil and gas exploration and development in the U.S. The 2005 EPA directs the FERC, BOEM and other federal agencies to issue regulations that will further the goals set out in the 2005 EPA. The 2005 EPA amends the NGA to make it unlawful for “any entity”, including otherwise non-jurisdictional producers such as us, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. On January 20, 2006, the FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of the FERC's enforcement authority. We do not anticipate we will be affected any differently than other producers of natural gas.
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

Environmental Regulations
General. Our activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Although no assurances can be made, we believe that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, regulations and rules regulating the release of materials in the environment or otherwise relating to the protection of human health, safety and the environment will not have a material effect upon our capital expenditures, earnings or competitive position with respect to our existing assets and operations. We cannot predict what effect additional regulation or legislation, enforcement policies, and claims for damages to property, employees, other persons and the environment resulting from our operations could have on our activities.
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
Naturally Occurring Radioactive Materials (“NORM”) are radioactive materials which precipitate on production equipment or area soils during oil and natural gas extraction or processing. NORM wastes are regulated under the RCRA framework, although such wastes may qualify for the oil and gas hazardous waste exclusion. Primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM-contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards.
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
Under CERCLA, the term “hazardous substance” does not include “petroleum, including crude oil or any fraction thereof,” unless specifically listed or designated and the term does not include natural gas, Ngls, liquefied natural gas, or synthetic gas usable for fuel. While this “petroleum exclusion” lessens the significance of CERCLA to our operations, we may generate waste that may fall within CERCLA's definition of a “hazardous substance” in the course of our ordinary operations. We also currently own or lease properties that for many years have been used for the exploration and production of oil and natural gas. Although we and, to our knowledge, our predecessors have used operating and disposal practices that were standard in the industry at the time, “hazardous substances” may have been disposed or released on, under or from the properties owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. At this time, we do not believe that we have any liability associated with any Superfund site, and we have not been notified of any claim, liability or damages under CERCLA.
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
The OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities of all removal costs plus $75 million, and lesser limits for some vessels depending upon their size. The regulations promulgated under OPA impose proof of financial responsibility requirements that can be satisfied through insurance, guarantee, indemnity, surety bond, letter of credit, qualification as a self-insurer, or a combination thereof. The amount of financial responsibility required depends upon a variety of factors including the type of facility or vessel, its size, storage capacity, oil throughput, proximity to sensitive areas, type of oil handled, history of discharges and other factors. We carry insurance coverage to meet these obligations, which we believe is customary for comparable companies in our industry. A failure to comply with OPA's requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions.
As a result of the explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico in April 2010, the U.S. Congress has considered legislation that could increase our obligations and potential liability under the OPA, including by eliminating the current cap on liability for damages and by increasing minimum levels of financial responsibility. It is uncertain whether, and in what form, such legislation may ultimately be adopted. We are not aware of the occurrence of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA's financial responsibility and other operating requirements will not have a material adverse effect on us.
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
Hydraulic Fracturing. Moreover, our exploration and production activities may involve the use of hydraulic fracturing techniques to stimulate wells and maximize natural gas production. Citing concerns over the potential for hydraulic fracturing to impact drinking water, human health and the environment, and in response to a congressional directive, the USEPA has commissioned a study to identify potential risks associated with hydraulic fracturing. The USEPA published a progress report on this study in December 2012 and a final draft report will be delivered in 2014. Additionally, the Bureau of Land Management (“BLM”) proposed to regulate the use of hydraulic fracturing on federal and tribal lands, but following extensive public comment on the proposals, announced it would issue an improved proposal before finalizing new rules. The revised proposal is expected to address disclosure of fluids used in the fracturing process, integrity of well construction, and the management and disposal of wastewater that flows back from the drilling process. Some states now regulate utilization of hydraulic fracturing and others are in the process of developing, or are considering development of, such rules. Depending on the results of the USEPA study and other developments related to the impact of hydraulic fracturing, our drilling activities could be subjected to new or enhanced federal, state and/or local regulatory requirements governing hydraulic fracturing.
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
According to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases (“GHG”) may be contributing to global warming of the earth's atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives have been underway to limit GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act (“CAA”) definition of an “air pollutant”, and in response the USEPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA. The USEPA has also promulgated rules requiring large sources to report their GHG emissions. Sources subject to these reporting requirements include on- and offshore petroleum and natural gas production and onshore natural gas processing and distribution facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year in aggregate emissions from all site sources. We are not subject to GHG reporting requirements. In addition, the USEPA promulgated rules that significantly increase the GHG emission threshold that would identify major stationary sources of GHG subject to CAA permitting programs. As currently written and based on current Company operations, we are not subject to federal GHG permitting requirements. Regulation of GHG emissions is new and highly controversial, and further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact the Company. Further, apart from these developments, recent judicial decisions that have not precluded certain state tort claims alleging property damage to proceed against GHG emissions sources may increase the Company's litigation risk for such claims. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, the Company cannot predict the financial impact of related developments on the Company.
USEPA has finalized new rules to limit air emissions from many hydraulically fractured natural gas wells. The new regulations will require use of equipment to capture gases that come from the well during the drilling process (so-called green completions) after January 1, 2015. Other new requirements, many effective in 2012, involve tighter standards for emissions associated with gas production, storage and transport. While these new requirements are expected to increase the cost of natural gas production, we do not anticipate that we will be affected any differently than other producers of natural gas.
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
OSHA. We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendments and Reauthorization Act, and similar state statutes require us to organize and/or disclose information about hazardous materials used or produced in our operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens.
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
Employees
We had 116 full-time employees as of February 7, 2013. In addition to our full time employees, we utilize the services of independent contractors to perform certain functions. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement.
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
As of December 31, 2012, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $185.1 million, which could have important consequences for you, including the following:

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
We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “full cost ceiling” which is based upon the present value of estimated future net cash flows from proved reserves, including the effect of hedges in place, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If at the end of any fiscal period we determine that the net capitalized costs of oil and natural gas properties exceed the full cost ceiling, we must charge the amount of the excess to earnings in the period then ended. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce our net income and stockholders' equity. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date. During 2012 and 2011, we recognized approximately $137.1 million and $18.9 million, respectively, in ceiling test write-downs as a result of the decline in commodity prices.
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
As is generally the case in the Gulf Coast Basin where approximately one quarter of our current production is located, many of our producing properties are characterized by a high initial production rate, followed by a steep decline in production. In order to maintain or increase our reserves, we must constantly locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. We must do this even during periods of low oil and natural gas prices when it is difficult to raise the capital necessary to finance our exploration, development and acquisition activities. Without successful exploration, development or acquisition activities, our reserves and revenues will decline rapidly. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have access to necessary financing for these activities, either of which would have a material adverse effect on our financial condition.
Approximately one quarter of our production is exposed to the additional risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise.
At December 31, 2012, approximately one quarter of our production and approximately 13% of our reserves are located in the Gulf of Mexico and along the Gulf Coast Basin. Operations in this area are subject to severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise. Some of these adverse conditions can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, certain of our Gulf Coast Basin properties have experienced damages and production downtime as a result of storms including Hurricanes Katrina and Rita, and more recently Hurricanes Gustav and Ike. In addition, according to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases may be contributing to global warming of the earth's atmosphere and to global climate change, which may exacerbate the severity of these adverse conditions. As a result, such conditions may pose increased climate-related risks to our assets and operations.
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
We maintain several types of insurance to cover our operations, including worker's compensation, maritime employer's liability and comprehensive general liability. Amounts over base coverages are provided by primary and excess umbrella liability policies. We also maintain operator's extra expense coverage, which covers the control of drilling or producing wells as well as redrilling expenses and pollution coverage for wells out of control.
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
In April 2010, there was a fire and explosion aboard the rig drilling the Macondo well operated by another company in ultra-deep water in the U.S. Gulf of Mexico. As a result of the explosion and ensuing fire, the rig sank, causing loss of life, and created a major oil spill that produced economic, environmental and natural resource damage in the U.S. Gulf Coast region. In response to the explosion and spill, there have been many proposals by governmental and private constituencies to address the direct impact of the disaster and to prevent similar disasters in the future. Beginning in May 2010, the U.S. Department of the Interior, initially through its federal Minerals Management Service (the “MMS”), which was subsequently renamed the Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE”) in June 2010, issued a series of “Notices to Lessees and Operators” (“NTLs”), imposing a variety of new safety measures and permitting requirements, and implementing a moratorium on deepwater drilling activities in the U.S. Gulf of Mexico that effectively shut down deepwater drilling activities until the moratorium was lifted by Secretary of the Interior Ken Salazar in October 2010. Despite the fact that the drilling moratorium was lifted, this spill and its aftermath have led to delays in obtaining drilling permits from the BOEMRE. Effective October 1, 2011, the BOEMRE was split into two federal bureaus, the Bureau of Ocean Energy Management (the “BOEM”), which handles offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, NEPA analysis and environmental studies, and the Bureau of Safety and Environmental Enforcement (the “BSEE”), which is responsible for the safety and enforcement functions of offshore oil and gas operations, including the development and enforcement of safety and environmental regulations, permitting of offshore exploration, development and production activities, inspections, offshore regulatory programs, oil spill response and newly formed training and environmental compliance programs. Consequently, after October 1, 2011, we will be required to interact with two newly formed federal bureaus to obtain approval of our exploration and development plans and issuance of drilling permits, which may result in added plan approval or drilling permit delays as the functions of the former BOEMRE are fully divested and implemented in the two federal bureaus. While legislation was introduced and passed in the U.S. House of Representatives to expedite the process for offshore permits including limitations on the timeframe for environmental and judicial review, there is no guarantee that this or similar legislation will pass in the U.S. Senate.
In addition to the drilling restrictions, new safety measures and permitting requirements already issued by the BOEMRE, there have been numerous additional proposed changes in laws, regulations, guidance and policy in response to the Macondo well explosion and oil spill that could affect our operations and cause us to incur substantial losses or expenditures. Implementation of any one or more of the various proposed responses to the disaster could materially adversely affect operations in the U.S. Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory costs, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the U.S. Gulf of Mexico more difficult, more time consuming, and more costly. For example, during the previous session of Congress, a variety of amendments to the OPA, were proposed in response to the Macondo well incident. The OPA and regulations adopted pursuant to the OPA impose a variety of requirements related to the prevention of and response to oil spills into waters of the United States, including the Outer Continental Shelf, which includes the U.S. Gulf of Mexico where we have offshore operations. The OPA subjects operators of offshore leases and owners and operators of oil handling facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. The OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. The OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the Outer Continental Shelf, although the Secretary of Interior may increase this amount up to $150 million in certain situations. Legislation was proposed in a previous session of Congress to amend the OPA to increase the minimum level of financial responsibility to $300 million or more and there exists the possibility that similar legislation could be introduced and adopted during the current session of Congress. If the OPA is amended during the current session of Congress to increase the minimum level of financial responsibility to $300 million, we may experience difficulty in providing financial assurances sufficient to comply with this requirement. If we are unable to provide the level of financial assurance required by the OPA, we may be forced to sell our properties or operations located on the Outer Continental Shelf or enter into partnerships with other companies that can meet the increased financial responsibility requirement, and any such developments could have an adverse effect on the value of our offshore assets and the results of our operations. We cannot predict at this time whether the OPA will be amended or whether the level of financial responsibility required for companies operating on the Outer Continental Shelf will be increased.
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

On September 14, 2011, BOEMRE issued proposed rules that would amend the Workplace Safety Rule by requiring the imposition of certain added safety procedures to a company's SEMS not covered by the original rule and revising existing obligations that a company's SEMS be audited by requiring the use of an independent third party auditor who has been pre-approved by the agency to perform the auditing task. These proposed amendments have not yet been implemented. Moreover, effective October 1, 2011, the BOEMRE was split into two separate federal bureaus, the BOEM and the BSEE. As the new standards and procedures are being integrated into the existing framework of offshore regulatory programs, we anticipate that there may be increased costs associated with regulatory compliance and delays in obtaining permits for other operations such as recompletions, workovers and abandonment activities.

We are unsure what long-term effect, if any, the BOEMRE's, BOEM's or BSEE's additional regulatory requirements and permitting procedures will have on our offshore operations. Consequently, we may be subject to a variety of unforeseen adverse consequences arising directly or indirectly from the Macondo well incident.
Regulatory requirements imposed by the BOEMRE, BOEM or BSEE could significantly impact our estimates of future asset retirement obligations from period to period.
We are responsible for plugging and abandoning wellbores and decommissioning associated platforms, pipelines and facilitates on our oil and natural gas properties. In addition to the NTLs discussed previously, the BOEMRE issued NTL No. 2010-G05, effective October 15, 2010, which establishes a more stringent regimen for the timely decommissioning of what is known as “idle iron”-wells, platforms and pipelines that are no longer producing or serving exploration or support functions related to an operator's lease-in the U.S. Gulf of Mexico. This NTL sets forth more stringent standards for decommissioning timing requirements by applying the requirement that any well that has not been used during the past five years for exploration or production on active leases and is no longer capable of producing in paying quantities must be permanently plugged or temporarily abandoned within three years. Plugging or abandonment of wells may be delayed by two years if all of the well's hydrocarbon and sulphur zones are appropriately isolated. Similarly, platforms or other facilities that are no longer useful for operations must be removed within five years of the cessation of operations. The triggering of these plugging, abandonment and removal activities under what may be viewed as an accelerated schedule in comparison to the industry's historical decommissioning efforts may serve to increase, perhaps materially, our future plugging, abandonment and removal costs, which may translate into a need to increase our estimate of future asset retirement obligations required to meet such increased costs. For additional details relating to our asset retirement obligations, please read Note 6 to our audited consolidated financial statements.
BSEE has also issued several NTLs imposing or enhancing requirements related to oil spill prevention and reporting. These NTLs expand guidelines for Oil Spill Response Plans, specify expected content of written oil discharge reports to be submitted following an incident, and clarify calculations to be made of various anticipated pressures prior to production.
Federal and state legislation and regulatory initiatives relating to oil and natural gas development and hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to enhance oil and natural gas production. Hydraulic fracturing using fluids other than diesel is currently exempt from regulation under the federal Safe Drinking Water Act, but opponents of hydraulic fracturing have called for further study of the technique's environmental effects and, in some cases, a moratorium on the use of the technique. Several proposals have been submitted to Congress that, if implemented, would subject all hydraulic fracturing to regulation under the Safe Drinking Water Act. Further, the USEPA is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The USEPA published a progress report on this study in December 2012, and the final draft report is scheduled for completion by 2014. USEPA has also finalized new rules to limit air emissions from many hydraulically fractured natural gas wells. The new regulations will require use of equipment to capture gases that come from the well during the drilling process (so-called green completions) after January 1, 2015. Other new requirements, many effective in 2012, involve tighter standards for emissions associated with gas production, storage and transport. Additionally, the Bureau of Land Management (“BLM”) has proposed rules to regulate the use of hydraulic fracturing on federal and tribal lands, but following extensive public comment on the proposals, announced it would issue an improved proposal before finalizing new rules. The revised proposal is expected to address disclosure of fluids used in the fracturing process, integrity of well construction, and the management and disposal of wastewater that flows back from the drilling process.
A number of states, including Louisiana, Texas and Wyoming, have required operators or service companies to disclose chemical components in fluids used for hydraulic fracturing. Some states have also imposed, or are considering, more stringent regulation of oil and natural gas exploration and production activities involving hydraulic fracturing by, among other things, promulgating well completion requirements, imposing controls on storage, recycling and disposal of flowback fluids, and increasing reporting obligations. In addition, concerns related to the impacts from hydraulic fracturing have led several states to ban new natural gas development or to impose moratoria on use of hydraulic fracturing in various sensitive areas, including some areas overlying the Marcellus Shale. Similar action could be taken to preclude or limit natural gas development in other locations.
Recent seismic events have been observed in some areas (including Oklahoma, Ohio and Texas) where hydraulic fracturing has taken place. Some scientists believe the increased seismic activity may result from deep well fluid injection associated with use of hydraulic fracturing. Additional regulatory measures designed to minimize or avoid damage to geologic formations may be imposed to address such concerns.
Although it is not possible at this time to predict the final outcome of the USEPA's study or the requirements of any additional federal or state legislation or regulation regarding hydraulic fracturing, management of drilling fluids or well integrity requirements, any new federal or state restrictions imposed on such activities in areas in which we conduct business could significantly increase our operating, capital and compliance costs as well as delay our ability to develop oil and natural gas reserves. In addition to increased regulation of our business, we may also experience an increase in litigation seeking damages as a result of heightened public concerns related to air quality, water quality, and other environmental impacts.
The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business and increase the working capital requirements to conduct these activities.
In July 2010, federal legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including oil and natural gas hedging transactions. Among other things, the Dodd-Frank Act provides for the creation of position limits for certain derivatives transactions, as well as requiring certain transactions to be cleared on exchanges for which cash collateral will be required. In October 2011, the Commodities Futures Trading Commission, or the CFTC, approved final rules that establish position limits for futures contracts on 28 physical commodities, including four energy commodities, and swaps, futures and options that are economically equivalent to those contracts. The rules provide an exemption for “bona fide hedging” transactions or positions, but this exemption is narrower than the exemption under existing CFTC position limit rules. These newly approved CFTC position limits rules were vacated by the United States District Court for the District of Columbia in September 2012, although the CFTC has stated that it will appeal the District Court's decision.

It is not possible at this time to predict with certainty the full effect of the Dodd-Frank Act and CFTC rules on us and the timing of such effects. The Dodd-Frank Act may require us to comply with margin requirements and with certain clearing and trade-execution requirements if we do not satisfy certain specific exceptions. The Dodd-Frank Act may also require the counterparties to our derivatives contracts to transfer or assign some of their derivatives contracts to a separate entity, which may not be as creditworthy as the current counterparty. Depending on the rules adopted by the CFTC or similar rules that may be adopted by other regulatory bodies, we might in the future be required to provide cash collateral for our commodities hedging transactions under circumstances in which we do not currently post cash collateral. Posting of such additional cash collateral could impact liquidity and reduce our cash available for capital expenditures. A requirement to post cash collateral could therefore reduce our ability to execute hedges to reduce commodity price uncertainty and thus protect cash flows. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable.
Proposed changes to U.S. tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations and cash flows.

The U.S. President's Fiscal Year 2013 Budget Proposal includes provisions that would, if enacted, make significant changes to U.S. tax laws applicable to oil and natural gas exploration and production companies. These changes include, but are not limited to:

•	the repeal of the limited percentage depletion allowance for oil and natural gas production in the United States;

•	the elimination of current deductions for intangible drilling and development costs;

•	the elimination of the deduction for certain domestic production activities; and

•	an extension of the amortization period for certain geological and geophysical expenditures.
 Members of the U.S. Congress have considered similar changes to the existing federal income tax laws that affect oil and natural gas exploration and production companies. It is unclear whether these or similar changes will be enacted. The passage of this legislation or any similar changes in federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to U.S. oil and natural gas exploration and development. Any such changes could have an adverse effect on our financial position, results of operations and cash flows.
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
This Form 10-K presents estimates of our proved reserves as of December 31, 2012, which have been prepared and presented under revised SEC rules. These revised rules were effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on twelve-month unweighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing. As a result of these changes, direct comparisons to our reserve amounts reported prior to the year ending on December 31, 2009 may be more difficult.
Another impact of the revised SEC rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This revised rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill on those reserves within the required five-year time frame. We removed approximately 5.5 Bcfe of proved undeveloped reserves in 2012 as a result of the five year rule.
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
Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Historically, the difference between our actual production and the production estimated in a prior year's reserve report has not been material. Our 2012 production was approximately 7% greater than amounts projected in our 2011 reserve report. We cannot assure you that these differences will not be material in the future.
Approximately 26% of our estimated proved reserves at December 31, 2012 are undeveloped and 6% were developed, non-producing. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop and produce our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated. In addition, the recovery of undeveloped reserves is generally subject to the approval of development plans and related activities by applicable state and/or federal agencies. Statutes and regulations may affect both the timing and quantity of recovery of estimated reserves. Such statutes and regulations, and their enforcement, have changed in the past and may change in the future, and may result in upward or downward revisions to current estimated proved reserves.
You should not assume that the standardized measure of discounted cash flows is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the standardized measure of discounted cash flows from proved reserves at December 31, 2012 are based on twelve-month average prices and costs as of the date of the estimate. These prices and costs will change and may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by oil and natural gas purchasers or in governmental regulations or taxation may also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor we use when calculating standardized measure of discounted cash flows for reporting requirements in compliance with accounting requirements is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with our operations or the oil and natural gas industry in general will affect the accuracy of the 10% discount factor.
We may be unable to successfully identify, execute or effectively integrate future acquisitions, which may negatively affect our results of operations.
Acquisitions of oil and gas businesses and properties have been an important element of our business, and we will continue to pursue acquisitions in the future. In the last several years, we have pursued and consummated acquisitions that have provided us opportunities to grow our production and reserves. Although we regularly engage in discussions with, and submit proposals to, acquisition candidates, suitable acquisitions may not be available in the future on reasonable terms. If we do identify an appropriate acquisition candidate, we may be unable to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, effectively integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations may require a disproportionate amount of management's attention and our resources. Even if we complete additional acquisitions, continued acquisition financing may not be available or available on reasonable terms, any new businesses may not generate revenues comparable to our existing business, the anticipated cost efficiencies or synergies may not be realized and these businesses may not be integrated successfully or operated profitably. The success of any acquisition will depend on a number of factors, including the ability to estimate accurately the recoverable volumes of reserves, rates of future production and future net revenues attainable from the reserves and to assess possible environmental liabilities. Our inability to successfully identify, execute or effectively integrate future acquisitions may negatively affect our results of operations.
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
We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. Our hedges at December 31, 2012 are in the form of a three-way costless collar and a straight swap placed with the commodity trading branch of JPMorgan Chase Bank which participates in our bank credit facility. We cannot assure you that this or future counterparties will not become credit risks in the future. Hedging arrangements expose us to risks in some circumstances, including situations when the counterparty to the hedging contract defaults on the contractual obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements may limit the benefit we could receive from increases in the market or spot prices for oil and natural gas. Oil and natural gas hedges increased our total oil and gas sales by approximately $9.1 million, $2.4 million and $17.5 million during 2012, 2011 and 2010, respectively. We cannot assure you that the hedging transactions we have entered into, or will enter into, will adequately protect us from fluctuations in oil and natural gas prices.
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
We do not operate all of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, the operation of these properties. The success and timing of drilling and development activities on our partially owned properties operated by others therefore will depend upon a number of factors outside of our control, including the operator's:

•	timing and amount of capital expenditures;

•	expertise and diligence in adequately performing operations and complying with applicable agreements;

•	financial resources;

•	inclusion of other participants in drilling wells; and

•	use of technology.
As a result of any of the above or an operator's failure to act in ways that are in our best interest, our allocated production revenues and results of operations could be adversely affected.
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
The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy companies, has been and may continue to be highly volatile. During 2012, the sales price of our stock ranged from a low of $4.26 per share (on June 4, 2012) to a high of $7.39 per share (on January 5, 2012). Factors such as announcements concerning changes in prices of oil and natural gas, the success of our acquisition, exploration and development activities, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.
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
At December 31, 2012, we had reserved approximately 1.9 million shares of common stock for issuance under outstanding options and approximately 5.1 million shares issuable upon conversion of the Series B Preferred Stock. All of these shares of common stock are registered for sale or resale on currently effective registration statements. We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, the granting of restricted stock or the conversion of the Series B Preferred Stock, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.
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

Item 1B Unresolved Staff Comments

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
Not applicable.

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following graph illustrates the yearly percentage change in the cumulative stockholder return on our common stock, compared with the cumulative total return on the NYSE/AMEX Stock Market (U.S. Companies) Index and the NYSE Stocks—Crude Petroleum and Natural Gas Index, for the five years ended December 31, 2012.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2012

Index Value
120
110
100
90
80
70
60
50
40
30
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
PetroQuest Energy, Inc.
NYSE/AMEX/NASDAQ Market (US Companies)
NYSE Stocks (SIC 1310-1319 US Companies) Crude Petroleum and Natural Gas

	PetroQuest Energy, Inc.	NYSE/AMEX/NASDAQ Market (US Companies)	NYSE Stocks (SIC 1310-1319 US Companies) Crude Petroleum and Natural Gas
12/31/2007	$100.00	$100.00	$100.00
12/31/2008	47.26	63.85	62.78
12/31/2009	42.86	79.87	92.97
12/31/2010	52.65	94.00	110.35
12/31/2011	46.15	95.01	103.83
12/31/2012	34.61	109.87	98.65

Market Price of and Dividends on Common Stock
Our common stock trades on the New York Stock Exchange under the symbol “PQ.” The following table lists high and low sales prices per share for the periods indicated:

2011	High	Low
1st Quarter	$9.75	$6.92
2nd Quarter	9.60	6.21
3rd Quarter	8.70	5.48
4th Quarter	8.11	4.72
2012
1st Quarter	$7.39	$5.41
2nd Quarter	6.46	4.26
3rd Quarter	7.05	4.82
4th Quarter	7.00	4.69
As of February 28, 2013, there were 302 common stockholders of record.
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
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2012.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
October 1—October 31, 2012	20,669	$6.86	—	—
November 1—November 30, 2012	—	$—	—	—
December 1—December 31, 2012	—	$—	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

Item 6.	Selected Financial Data
The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 2012 has been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.

	Year Ended December 31,
	2012 (1)	2011 (2)	2010	2009 (3)	2008 (4)
	(in thousands except per share and per Mcfe data)
Average sales price per Mcfe	$4.17	$5.32	$5.78	$6.39	$9.13
Revenues	141,591	160,700	179,263	218,684	311,649
Net income (loss) available to common stockholders	(137,218)	5,409	41,987	(95,330)	(102,100)
Net income (loss) available to common stockholders per share:
Basic	(2.20)	0.08	0.67	(1.72)	(2.08)
Diluted	(2.20)	0.08	0.66	(1.72)	(2.08)
Oil and gas properties, net	333,946	405,351	312,940	321,875	512,861
Total assets	433,403	516,166	439,517	410,459	670,249
Long-term debt	200,000	150,000	150,000	178,267	278,998
Stockholders’ equity	87,591	222,390	208,162	162,105	237,487

(1)	The year ended December 31, 2012 includes a pre-tax ceiling test write-down of $137.1 million.

(2)	The year ended December 31, 2011 includes a pre-tax ceiling test write-down of $18.9 million.

(3)	The year ended December 31, 2009 includes a pre-tax ceiling test write-down of $156.1 million.

(4)	The year ended December 31, 2008 includes a pre-tax ceiling test write-down of $266.2 million.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with operations in Oklahoma, Texas, the Gulf Coast Basin and Wyoming. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations in 1985 through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins.
We have successfully diversified into onshore, longer life basins in Oklahoma, Wyoming and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in Texas through 2012, we have invested approximately $998 million into growing our longer life assets. During the nine year period ended December 31, 2012, we have realized a 95% drilling success rate on 878 gross wells drilled. Comparing 2012 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 252% and estimated proved reserves by 174%. At December 31, 2012, 87% of our estimated proved reserves and 75% of our 2012 production were derived from our longer life assets.
Gas prices have remained weak since late-2008.  As a result of the impact of low natural gas prices on our revenues and cash flow, we have focused on growing our reserves and production through a balanced drilling budget with an increased emphasis on growing our oil and natural gas liquids production.  In May 2010, we entered into the Woodford joint development agreement ("JDA"), which provided us with $85 million in cash during 2010 and 2011, along with a drilling carry that we have utilized since May 2010 to enhance economic returns by reducing our share of capital expenditures in the Woodford and Mississippian Lime.

As a result of the JDA and the success of our drilling programs, we have grown our estimated proved reserves by 18% and production by 10% since 2010, while maintaining our long-term debt 28% below 2008 levels.
During February 2012, we amended our JDA to accelerate the entry into Phase 2 of the drilling program effective March 1, 2012 and modify the drilling carry ratio. Under the amended JDA, the Phase 2 drilling carry was expanded to provide for development in both the Mississippian Lime and Woodford Shale plays whereby we will pay 25% of the cost to drill and complete wells and receive a 50% ownership interest. The Phase 2 drilling carry is subject to extensions in one-year intervals and as of December 31, 2012, approximately $70.7 million remained available. See “Liquidity and Capital Resources-Source of Capital: Joint Ventures”.
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
At December 31, 2012, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at that date, averaged $2.21 per Mcf of natural gas, $102.81 per barrel of oil, and $6.07 per Mcfe of Ngl. As a result of lower natural gas prices and their negative impact on certain of our longer-lived estimated proved reserves and estimated future net cash flows, we recognized ceiling test write-downs of $137.1 million and $18.9 million during the twelve months ended December 31, 2012 and 2011, respectively. Our cash flow hedges in place decreased the ceiling test write-downs by approximately $2.2 million and $3.9 million during 2012 and 2011, respectively.
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
Derivative Instruments
We seek to reduce our exposure to commodity price volatility by hedging a portion of our production through commodity derivative instruments. The estimated fair values of our commodity derivative instruments are recorded in the consolidated balance sheet. The changes in fair value of those derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense).
Our hedges are specifically referenced to NYMEX prices for oil and natural gas. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2012, our derivative instruments, with the exception of a three-way collar contract for 2013 natural gas production, were designated effective cash flow hedges.
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

	Year Ended December 31,
	2012	2011	2010
Production:
Oil (Bbls)	520,590	572,096	663,302
Gas (Mcf)	27,466,228	24,462,933	24,501,540
Ngl (Mcfe)	3,366,774	2,287,846	2,469,871
Total Production (Mcfe)	33,956,542	30,183,355	30,951,223
Sales:
Total oil sales	$56,635,786	$60,064,426	$52,715,434
Total gas sales	63,535,262	78,664,373	107,117,320
Total ngl sales	21,262,236	21,756,917	19,205,726
Total oil and gas sales	$141,433,284	$160,485,716	$179,038,480
Average sales prices:
Oil (per Bbl)	$108.79	$104.99	$79.47
Gas (per Mcf)	2.31	3.22	4.37
Ngl (per Mcfe)	6.32	9.51	7.78
Per Mcfe	4.17	5.32	5.78
The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of $6,846,000, $2,609,000 and $17,538,000, oil hedges of $1,529,000, ($192,000) and zero and Ngl hedges of $722,000, zero and zero for the twelve months ended December 31, 2012, 2011 and 2010, respectively.
Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011
Net income (loss) available to common stockholders totaled ($137,218,000) and $5,409,000 for the years ended December 31, 2012 and 2011, respectively. The primary fluctuations were as follows:
Production Total production increased 13% during the year ended December 31, 2012 as compared to the 2011 period. Gas production during the year ended December 31, 2012 increased 12% from the 2011 period. The increase in gas production was primarily the result of the success of our drilling programs in the Woodford Shale in Oklahoma, the Carthage field in East Texas, and the La Cantera field in South Louisiana. Gas production also increased at our West Cameron Block 402 well due to a successful recompletion during the fourth quarter of 2011. Partially offsetting these increases were normal production declines particularly in our Gulf Coast region. As a result of our reduced capital expenditures budget in 2013, we expect our average daily gas production in 2013 to remain stable as compared to 2012.
Oil production during the year ended December 31, 2012 decreased 9% as compared to the 2011 period due primarily to continued normal production declines in our onshore Louisiana and offshore Gulf of Mexico fields. Partially offsetting these decreases were increases from the inception of production from our La Cantera field during March 2012, our Eagle Ford Shale field where five new wells commenced production during the third and fourth quarters of 2012 and at our Mississippian Lime field where initial oil production from our first wells began during the second quarter of 2012 with four additional wells beginning production during the fourth quarter. Additionally, oil production increased at our Ship Shoal field as a result of three successful recompletions performed during the fourth quarter of 2012. As a result of decreased drilling planned for 2013, we expect our average daily oil production to decrease as compared to 2012.
Ngl production during the year ended December 31, 2012 increased 47% from the 2011 period due to the inception of production from our La Cantera field, the liquids rich portion of our Oklahoma properties, and an increase in production at our Carthage field in East Texas. These increases were partially offset by the normal production declines particularly in our Gulf Coast region. As a result of our drilling success in Texas, Oklahoma and the Gulf Coast region, as well as the large allocation of drilling capital in 2013 to the Woodford Shale in Oklahoma, we expect our daily Ngl production in 2013 to increase as compared to 2012.
Prices Including the effects of our hedges, average gas prices per Mcf for the year ended December 31, 2012 were $2.31 as compared to $3.22 for the 2011 period. Average oil prices per Bbl for the year ended December 31, 2012 were $108.79 as compared to $104.99 for the 2011 period and average Ngl prices per Mcfe were $6.32 for the year ended December 31, 2012, as compared to $9.51 for the 2011 period. Stated on an Mcfe basis, unit prices received during the year ended December 31, 2012 were 22% lower than the prices received during the 2011 period.
Revenue Including the effects of hedges, oil and gas sales during the twelve months ended December 31, 2012 decreased 12% to $141,433,000, as compared to oil and gas sales of $160,486,000 during the 2011 period. The decreased revenue during 2012 was primarily the result of lower natural gas and Ngl prices as well as reduced oil production during the period.
Expenses Lease operating expenses for the year ended December 31, 2012 totaled $38,890,000 as compared to $38,571,000 during the 2011 period. Per unit lease operating expenses totaled $1.15 per Mcfe during the twelve month period ended December 31, 2012 as compared to $1.28 during the 2011 period. Per unit lease operating expenses decreased primarily due to the increase in overall produced volumes during the period.
Production taxes for the year ended December 31, 2012 totaled $885,000 as compared to $3,100,000 during the 2011 period. The significant decrease during the 2012 period was the result of recording a receivable of $2,717,000 during June 2012 for refunds relative to severance tax previously paid on our Oklahoma horizontal wells that we expect to receive over the next three years. Beginning in July 2012, we are no longer required to submit the full rate of Oklahoma severance tax on those wells qualifying for the horizontal tax credit. As a result of the refund receivable recorded in 2012, we expect 2013 production taxes to be higher than 2012, and may approximate the taxes incurred in 2011.
General and administrative expenses during the year ended December 31, 2012 totaled $22,957,000 as compared to $20,436,000 during the 2011 period. Included in general and administrative expenses was non-cash share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2012	2011
Stock options:
Incentive Stock Options	$786	$493
Non-Qualified Stock Options	660	703
Restricted stock	5,464	3,637
Share based compensation	$6,910	$4,833
General and administrative expenses increased 12% during the year ended December 31, 2012 as compared to the comparable period of 2011 primarily due to increased non-cash share-based compensation expense during 2012. We capitalized $11,925,000 of general and administrative costs during the year ended December 31, 2012 as compared to $11,176,000 during the comparable 2011 period. General and administrative expenses in 2013 are expected to approximate 2012 results.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the year ended December 31, 2012 totaled $59,496,000, or $1.75 per Mcfe, as compared to $57,143,000, or $1.89 per Mcfe, during the comparable 2011 period. The decrease in the per unit DD&A rate is primarily the result of a decrease in the depletable base due to the ceiling test write-downs recognized during 2012.
At December 31, 2012, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at that date, averaged $2.21 per Mcf of natural gas, $102.81 per barrel of oil, and $6.07 per Mcfe of Ngl. As a result of lower natural gas prices and their negative impact on certain of our longer-lived estimated proved reserves and estimated future net cash flows, we recognized ceiling test write-downs of $137,100,000 during the year ended December 31, 2012. We also recognized a ceiling test write-down of $18,907,000 during the twelve months ended December 31, 2011.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $9,808,000 during the year ended December 31, 2012, as compared to $9,648,000 during 2011. During the year ended December 31, 2012, our capitalized interest totaled $7,036,000 as compared to $7,034,000 during the 2011 period.
Income tax expense (benefit) during the year ended December 31, 2012 totaled $1,636,000, as compared to ($1,810,000) during the 2011 period. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs recognized, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $50,866,000 as of December 31, 2012.

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

Interest expense, net of amounts capitalized on unevaluated properties, totaled $9,648,000 during the twelve months ended December 31, 2011 as compared to $9,952,000 during the 2010 period. We capitalized $7,034,000 of interest during the twelve month period of 2011, and $7,771,000 during the respective 2010 period. The decrease in capitalized interest during the year ended December 31, 2011 was due to the sale of a portion of our unevaluated properties pursuant to the Woodford joint development agreement during the second quarter of 2010. Total interest costs were 6% lower during the twelve months ended December 31, 2011 as compared to the same period in 2010 as a result of the refinancing of our 10 3/8% Senior Notes due 2012 with our 10% Senior Notes due 2017 in August 2010.
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
As a result of the early redemption of our 10 3/8% Senior Notes due 2012, we incurred a loss during 2010 totaling $5,973,000. Approximately $1,785,000 of the loss related to non-cash amortization of deferred financing costs and discount associated with the 10 3/8% Senior Notes due 2012.
Income tax expense (benefit) during the twelve months ended December 31, 2011 totaled ($1,810,000) as compared to $1,630,000 during the 2010 period. We provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.

As a result of the ceiling test write-downs recognized during prior years, we incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of the deferred tax asset in prior periods. During 2011, we reversed the remaining valuation allowance as future reversals of existing deferred tax liabilities were sufficient to realize the entire deferred tax asset and we had a net deferred tax liability of $551,000 at December 31, 2011.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, second lien term credit facilities, issuances of equity and debt securities, joint ventures and sales of assets. At December 31, 2012, we had a working capital deficit of $31.3 million compared to a deficit of $14.0 million at December 31, 2011. The increase in our working capital deficit is primarily the result of our increased operational activities as our capital expenditures during 2012 exceeded our cash flow from operations. Since we operate the majority of our drilling activities, we have the ability to reduce our capital expenditures to manage our working capital deficit and liquidity position. To the extent our capital expenditures in 2013 exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of non-core assets to fund a portion of our drilling budget.
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
Source of Capital: Operations
Net cash flow from operations decreased from $119.2 million during the twelve months ended December 31, 2011 to $88.6 million during the 2012 period. The decrease in operating cash flow during 2012 as compared to 2011 was primarily attributable to the decrease in oil and gas revenues during the period due to lower natural gas prices and lower oil production.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. At December 31, 2012, the estimated fair value of the Notes was $155.3 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At December 31, 2012, $5.0 million had been accrued in connection with the March 1, 2013 interest payment and we were in compliance with all of the covenants contained in the Notes.
We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank and Whitney Bank. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of December 31, 2012 we had $50 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
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
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits us to repurchase up to $10 million of our common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase our Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of December 31, 2012, we were in compliance with all of the covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
During October 2010, our shelf registration statement was declared effective, which allows us to publicly offer and sell up to $250 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
Source of Capital: Joint Ventures
In May 2010, we entered into a joint development agreement with WSGP Gas Producing, LLC ("WSGP"), a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of our Woodford proved undeveloped reserves as well as the right to earn 50% of our undeveloped Woodford acreage position through a two phase drilling program. We received approximately $57.4 million in cash at closing, net of $2.6 million in transaction fees, and an additional $14 million on November 30, 2011. In addition, since May 2010, WSGP has funded a share of our drilling costs under a drilling program. We achieved certain production performance metrics, as outlined in the joint development agreement, relative to the first 18 wells drilled under the drilling program. As a result, we received an additional $14 million during December 2011.

During February 2012, we amended the joint development agreement with WSGP to provide additional funding for a share of our drilling costs relative to our drilling programs in both our Woodford Shale and Mississippian Lime project areas. WSGP will continue to earn 50% of our undeveloped Woodford Shale acreage as they continue to fund a share of our drilling costs. As of December 31, 2012, approximately $70.7 million of drilling carry remained available.
Source of Capital: Divestitures
We do not budget property divestitures; however, we are continuously evaluating our property base to determine if there are assets in our portfolio that no longer meet our strategic objectives. From time to time we may divest certain non-strategic assets in order to provide liquidity to strengthen our balance sheet or capital to be reinvested in higher rate of return projects. We are currently exploring divestment opportunities for our Wyoming and South Texas assets. We cannot assure you that we will be able to sell any of our assets in the future.
On December 31, 2012, we sold our non-operated Arkansas assets for a net cash purchase price of $9.2 million. In January 2013, we sold 50% of our saltwater disposal systems and related surface assets in the Woodford for net proceeds of approximately $10 million.
Use of Capital: Exploration and Development
Our 2013 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $80 million and $100 million. Because we operate most of our 2013 activities, we expect to be able to manage the timing of our capital expenditures in the event commodity prices or costs do not meet our expectations. We plan to fund our capital expenditures with cash flow from operations and cash on hand. To the extent our capital expenditures during 2013 exceed these sources, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of non-core assets. To the extent additional capital is required, we may utilize sales of equity or debt securities or we may reduce our capital expenditures to manage our liquidity position.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2012 (in thousands):

	Total	2013	2014	2015	2016	2017	After 2017
10% Senior Notes (1)	$220,000	$15,000	$15,000	$15,000	$15,000	$160,000	$—
Bank debt (1)	54,865	1,120	1,245	1,370	51,130	—	—
Operating leases (2)	5,155	1,211	1,032	1,026	988	898	—
Asset retirement obligations (3)	27,259	2,351	3,825	975	932	—	19,176
Purchase commitments (4)	5,784	5,784	—	—	—	—	—
Total	$313,063	$25,466	$21,102	$18,371	$68,050	$160,898	$19,176

(1) Includes principal and estimated interest.
(2) Consists primarily of leases for office space and office equipment.
(3) Consists of estimated future obligations to abandon our oil and gas properties.
(4) Consists of certain drilling rig contracts.

Item 7A        Quantitative and Qualitative Disclosure About Market Risk
We experience market risks primarily in two areas: interest rates and commodity prices. Because all of our properties are located within the United States, we believe that our business operations are not exposed to significant market risks relating to foreign currency exchange risk.

Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected annual sales volumes for 2013, a 10% decline in the estimated average prices we expect to receive for our crude oil and natural gas production would have an approximate $14.5 million impact on our 2013 revenues.
We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During 2012, we received approximately $9.1 million from the counterparties to our derivative instruments in connection with net hedge settlements.
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
As of December 31, 2012, we had entered into the following gas hedge contracts:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
2013	3-way collar	10,000 Mmbtu	$2.00-$3.00-$4.09
2013	Swap	5,000 Mmbtu	$4.00
At December 31, 2012, we recognized a net asset of approximately $0.6 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of December 31, 2012, we would realize a $0.4 million gain, net of taxes, as an increase to oil and gas sales during the next 12 months. This gain is expected to be reclassified based on the schedule of gas volumes stipulated in the derivative contracts.
During January and February 2013, we entered into the following additional hedge contracts accounted for as cash flow hedges:

	Instrument		Weighted
Production Period	Type	Daily Volumes	Average Price
Crude Oil:
February - December 2013	Swap	250 Bbls	$104.75
Natural Gas:
February - December 2013	Swap	10,000 Mmbtu	$3.71
March - December 2013	Swap	5,000 Mmbtu	$3.50
April - December 2013	Swap	5,000 Mmbtu	$3.74
January - December 2014	Swap	10,000 Mmbtu	$4.08
After executing the above transactions, the Company has approximately 11.7 Bcf of gas volumes, at an average price of $3.51 per Mcf, and approximately 84,000 barrels of oil volumes at $104.75 per barrel, hedged for 2013 and 3.7 Bcf of gas volumes at an average price of $4.08 per Mcf hedged in 2014.
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 25% of our total debt as of December 31, 2012. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of December 31, 2012, and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for 2013 is $0.1 million.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that our internal control over financial reporting was effective as of December 31, 2012 based on these criteria.
Ernst & Young LLP, our independent registered public accounting firm, has issued their report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.
March 11, 2013
/s/ Charles T. Goodson
Charles T. Goodson
Chairman and
Chief Executive Officer

/s/ J. Bond Clement
J. Bond Clement
Executive Vice President-
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
We have audited PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PetroQuest Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PetroQuest Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2012 and our report dated March 11, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 11, 2013

Item 9B.	Other Information
NONE

PART III

Item 10, 11, 12, 13, & 14.
Pursuant to General Instruction G of Form 10-K, the information concerning Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accounting Fees and Services, is incorporated by reference to the information set forth in the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held May 21, 2013, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. FINANCIAL STATEMENTS
The following financial statements of the Company and the Report of the Company’s Independent Registered Public Accounting Firm thereon are included on pages F-1 through F-27 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the three years ended December 31, 2012
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012
Consolidated Statements of Cash Flows for the three years ended December 31, 2012
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2012
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

†10.2
Form of Incentive Stock Option Agreement for executive officers (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Mark K. Stover, J. Bond Clement, and Tracy Price) under the Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-K filed February 27, 2009).

†10.3	Form of Nonstatutory Stock Option Agreement under the Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Form 10-K filed February 27, 2009).

†10.4
Form of Restricted Stock Agreement for executive officers (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Mark K. Stover, J. Bond Clement, and Tracy Price) under the Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-K filed February 27, 2009).

†10.5	PetroQuest Energy, Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2010).

†10.6	PetroQuest Energy, Inc. Annual Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on June 8, 2010).

10.7	PetroQuest Energy, Inc. 2012 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to Schedule 14A filed March 28, 2012).

10.8	PetroQuest Energy, Inc. Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 15, 2012).

10.9
Form of Award Notice of Restricted Stock Units - Employees (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Mark K. Stover, J. Bond Clement and Tracy Price) (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed November 15, 2012).

10.10	Form of Award Notice of Restricted Stock Units - Outside Director/Consultant (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed November 15, 2012).

10.11
Form of Restricted Stock Agreement - Executive Officers (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Mark K. Stover, J. Bond Clement and Tracy Price) (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed November 15, 2012).

10.12
Credit Agreement dated as of October 2, 2008, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed October 6, 2008).

10.13
First Amendment to Credit Agreement dated as of March 24, 2009, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 24, 2009).

10.14
Second Amendment to Credit Agreement dated as of September 30, 2009, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed October 1, 2009).

10.15
Third Amendment to Credit Agreement dated as of August 5, 2010, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Credit Agricole Corporate and Investment Bank, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on August 6, 2010).

10.16
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

†10.19
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Arthur M. Mixon, III and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed January 6, 2009).

†10.20
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Daniel G. Fournerat and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed January 6, 2009).

†10.21
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Mark
K. Stover and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.19 to Form 10-K filed February 27, 2009).

†10.22
Amended Executive Employment Agreement dated effective as of December 31, 2008, between J. Bond Clement and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed February 27, 2009).

†10.23	Executive Employment Agreement dated May 8, 2012 between PetroQuest Energy, Inc. and Tracy Price (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed May 10, 2012).

†10.24
Form of Amended Termination Agreement between the Company and each of its executive officers, including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Mark K. Stover, and J. Bond Clement (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed January 6, 2009).

†10.25	Termination Agreement dated May 8, 2012 between PetroQuest Energy, Inc. and Tracy Price (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed May 10, 2012).

†10.26
Form of Indemnification Agreement between PetroQuest Energy, Inc. and each of its directors and executive officers, including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, Daniel G. Fournerat, Mark K. Stover, J. Bond Clement, Tracy Price, William W. Rucks, IV, E. Wayne Nordberg, Michael L. Finch, W.J. Gordon, III and Charles F. Mitchell, II (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed March 13, 2002).

10.27	Form of Surrender and Cancellation Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 16, 2010).

10.28
Joint Development Agreement dated May 17, 2010, among PetroQuest Energy, L.L.C., a Louisiana limited liability company, WSGP Gas Producing, LLC, a Delaware limited liability company, and NextEra Energy Gas Producing, LLC, a Delaware limited liability company (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on August 5, 2010).

10.29
Second Amendment to the Joint Development Agreement dated February 24, 2012, among PetroQuest Energy, L.L.C., a Louisiana limited liability company, WSGP Gas Producing, LLC, a Delaware limited liability company, and NextEra Energy Gas Producing, LLC, a Delaware limited liability company (incorporated herein by reference to Exhibit 10.22 to Form 10-K filed March 5, 2012).

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Form 10-K filed March 8, 2006).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Ryder Scott Company, L.P.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

*99.1	Reserve report letter as of December 31, 2012, as prepared by Ryder Scott Company, L.P.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement

(b)	Exhibits. See Item 15 (a) (3) above.

(c)	Financial Statement Schedules. None

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2013.

PETROQUEST ENERGY, INC.

By:	/s/ Charles T. Goodson
CHARLES T. GOODSON
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2013.

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
WILLIAM W. RUCKS, IV

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
We have audited the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetroQuest Energy, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 11, 2013

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,904	$22,263
Revenue receivable	17,742	15,860
Joint interest billing receivable	42,595	47,445
Other receivable	9,208	—
Derivative asset	830	6,418
Prepaid drilling costs	1,698	2,900
Drilling pipe inventory	707	4,070
Other current assets	1,900	2,965
Total current assets	89,584	101,921
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,734,477	1,600,546
Unevaluated oil and gas properties	71,713	70,408
Accumulated depreciation, depletion and amortization	(1,472,244)	(1,265,603)
Oil and gas properties, net	333,946	405,351
Other property and equipment	12,370	10,627
Accumulated depreciation of other property and equipment	(7,607)	(6,414)
Total property and equipment	338,709	409,564
Other assets, net of accumulated amortization of $4,240 and $3,446, respectively	5,110	4,681
Total assets	$433,403	$516,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$58,960	$50,750
Advances from co-owners	20,459	33,867
Oil and gas revenue payable	26,175	13,764
Accrued interest and preferred stock dividend	6,190	6,167
Asset retirement obligation	2,351	3,110
Derivative liability	233	—
Other accrued liabilities	6,535	8,250
Total current liabilities	120,903	115,908
Bank debt	50,000	—
10% Senior Notes	150,000	150,000
Asset retirement obligation	24,909	27,317
Deferred income taxes	—	551
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 62,768 and 62,148 shares, respectively	63	62
Paid-in capital	276,534	270,606
Accumulated other comprehensive income	521	4,031
Accumulated deficit	(189,528)	(52,310)
Total stockholders’ equity	87,591	222,390
Total liabilities and stockholders’ equity	$433,403	$516,166
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(Amounts in Thousands, Except Per Share Data)

	Year Ended
	December 31,
	2012	2011	2010
Revenues:
Oil and gas sales	$141,433	$160,486	$179,038
Gas gathering revenue	158	214	225
	141,591	160,700	179,263
Expenses:
Lease operating expenses	38,890	38,571	39,012
Production taxes	885	3,100	4,917
Depreciation, depletion and amortization	60,689	58,243	59,326
Ceiling test write-down	137,100	18,907	—
General and administrative	22,957	20,436	21,341
Accretion of asset retirement obligation	2,078	2,049	1,306
Interest expense	9,808	9,648	9,952
	272,407	150,954	135,854
Other income (expense):
Gain on legal settlement	—	—	12,400
Loss on early extinguishment of debt	—	—	(5,973)
Other income (expense)	606	(1,008)	(1,080)
Derivative income (expense)	(233)	—	—
	373	(1,008)	5,347
Income (loss) from operations	(130,443)	8,738	48,756
Income tax expense (benefit)	1,636	(1,810)	1,630
Net income (loss)	(132,079)	10,548	47,126
Preferred stock dividend	5,139	5,139	5,139
Net income (loss) available to common stockholders	$(137,218)	$5,409	$41,987
Earnings per common share:
Basic
Net income (loss) per share	$(2.20)	$0.08	$0.67
Diluted
Net income (loss) per share	$(2.20)	$0.08	$0.66
Weighted average number of common shares:
Basic	62,459	61,937	61,415
Diluted	62,459	62,325	61,789
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)

	Year Ended
	December 31,
	2012	2011	2010
Net income (loss)	$(132,079)	$10,548	$47,126
Change in fair value of derivatives, net of income tax (expense) benefit of $2,079, ($2,388), and $1,028, respectively	(3,510)	5,120	(2,857)
Comprehensive income (loss)	$(135,589)	$15,668	$44,269
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year Ended
	December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(132,079)	$10,548	$47,126
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	1,636	(1,810)	1,630
Depreciation, depletion and amortization	60,689	58,243	59,326
Ceiling test write-down	137,100	18,907	—
Non-cash gain on legal settlement	—	—	(4,164)
Loss on early extinguishment of debt	—	—	5,973
Accretion of asset retirement obligation	2,078	2,049	1,306
Share based compensation expense	6,910	4,833	7,137
Amortization costs and other	881	625	1,334
Non-cash derivative expense	233	—	—
Payments to settle asset retirement obligations	(2,627)	(905)	(6,274)
Changes in working capital accounts:
Revenue receivable	(1,882)	(2,474)	3,071
Prepaid drilling and pipe costs	4,479	5,530	9,180
Joint interest billing and other receivable	3,981	(35,252)	(401)
Accounts payable and accrued liabilities	20,916	34,599	3,368
Advances from co-owners	(13,408)	25,904	4,301
Other	(316)	(1,621)	(227)
Net cash provided by operating activities	88,591	119,176	132,686
Cash flows used in investing activities:
Investment in oil and gas properties	(147,771)	(194,536)	(103,926)
Investment in other property and equipment	(1,743)	(1,286)	(1,042)
Sale of oil and gas properties	837	14,000	35,000
Sale of unevaluated oil and gas properties	8,889	28,461	22,473
Net cash used in investing activities	(139,788)	(153,361)	(47,495)
Cash flows used in financing activities:
Net payments for share based compensation	(981)	(1,133)	(210)
Deferred financing costs	(42)	(517)	(12)
Payment of preferred stock dividend	(5,139)	(5,139)	(5,137)
Proceeds from bank borrowings	102,500	22,000	—
Repayment of bank borrowings	(52,500)	(22,000)	(29,000)
Redemption of 10 3/8% Senior Notes	—	—	(150,000)
Costs to redeem 10 3/8% Senior Notes	—	—	(4,187)
Proceeds from issuance of 10% Senior Notes	—	—	150,000
Costs to issue 10% Senior Notes	—	—	(4,180)
Net cash provided by (used in) financing activities	43,838	(6,789)	(42,726)
Net increase (decrease) in cash and cash equivalents	(7,359)	(40,974)	42,465
Cash and cash equivalents, beginning of period	22,263	63,237	20,772
Cash and cash equivalents, end of period	$14,904	$22,263	$63,237
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,026	$16,017	$11,195
Income taxes	$105	$51	$192
See accompanying Notes to Consolidated Financial Statements.

PetroQuest Energy Inc.
Consolidated Statements of Stockholders’ Equity
(Amounts in Thousands)

	Common Stock	Preferred Stock	Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2009	$61	$1	$259,981	$1,768	$(99,706)	$162,105
Options exercised	1	—	296	—	—	297
Retirement of shares upon vesting of restricted stock	—	—	(507)	—	—	(507)
Share-based compensation expense	—	—	7,137	—	—	7,137
Derivative fair value adjustment, net of tax	—	—	—	(2,857)	—	(2,857)
Preferred stock dividend	—	—	—	—	(5,139)	(5,139)
Net income	—	—	—	—	47,126	47,126
December 31, 2010	$62	$1	$266,907	$(1,089)	$(57,719)	$208,162
Options exercised	—	—	234	—	—	234
Retirement of shares upon vesting of restricted stock	—	—	(1,368)	—	—	(1,368)
Share-based compensation expense	—	—	4,833	—	—	4,833
Derivative fair value adjustment, net of tax	—	—	—	5,120	—	5,120
Preferred stock dividend	—	—	—	—	(5,139)	(5,139)
Net income	—	—	—	—	10,548	10,548
December 31, 2011	$62	$1	$270,606	$4,031	$(52,310)	$222,390
Options exercised	—	—	260	—	—	260
Retirement of shares upon vesting of restricted stock	1	—	(1,242)	—	—	(1,241)
Share-based compensation expense	—	—	6,910	—	—	6,910
Derivative fair value adjustment, net of tax	—	—	—	(3,510)	—	(3,510)
Preferred stock dividend	—	—	—	—	(5,139)	(5,139)
Net loss	—	—	—	—	(132,079)	(132,079)
December 31, 2012	$63	$1	$276,534	$521	$(189,528)	$87,591

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies
PetroQuest Energy, Inc. (a Delaware Corporation) (“PetroQuest”) is an independent oil and gas company headquartered in Lafayette, Louisiana with exploration offices in Houston, Texas and Tulsa, Oklahoma. It is engaged in the exploration, development, acquisition and operation of oil and gas properties in Oklahoma, Wyoming and Texas as well as onshore and in the shallow waters offshore the Gulf Coast Basin.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of PetroQuest and its subsidiaries, PetroQuest Energy, L.L.C., PetroQuest Oil & Gas, L.L.C, Pittrans, Inc. and TDC Energy LLC (collectively, the "Company"). All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentation.
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
Oil and Gas Properties
The Company utilizes the full cost method of accounting, which involves capitalizing all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves including the costs of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. The Company also capitalizes the portion of general and administrative costs that can be directly identified with acquisition, exploration or development of oil and gas properties. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties, the properties are sold, or management determines these costs to have been impaired. Interest is capitalized on unevaluated property costs. Transactions involving sales of reserves in place, unless significant, are recorded as adjustments to accumulated depreciation, depletion and amortization with no gain or loss recognized.
Depreciation, depletion and amortization of oil and gas properties is computed using the unit-of-production method based on estimated proved reserves. All costs associated with evaluated oil and gas properties, including an estimate of future development costs associated therewith, are included in the depreciable base. The costs of investments in unevaluated properties are excluded from this calculation until the related properties are evaluated, proved reserves are established or the properties are determined to be impaired. Proved oil and gas reserves are estimated annually by independent petroleum engineers.
The capitalized costs of proved oil and gas properties cannot exceed the present value of the estimated net future cash flows from proved reserves based on historical first of the month average twelve-month oil, gas and natural gas liquid prices, including the effect of hedges in place (the full cost ceiling). If the capitalized costs of proved oil and gas properties exceed the full cost ceiling, the Company is required to write-down the value of its oil and gas properties to the full cost ceiling amount. The Company follows the provisions of Staff Accounting Bulletin (“SAB”) No. 106, regarding the application of ASC Topic 410-20 by companies following the full cost accounting method. SAB No. 106 indicates that estimated future dismantlement and abandonment costs that are recorded on the balance sheet are to be included in the costs subject to the full cost ceiling limitation. The estimated future cash outflows associated with settling the recorded asset retirement obligations should be excluded from the computation of the present value of estimated future net revenues used in applying the ceiling test.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a stated maturity of three months or less to be cash and cash equivalents. The majority of the Company’s cash and cash equivalents are in overnight securities made through its commercial bank accounts, which result in available funds the next business day.
Accounts Receivable
In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. As of December 31, 2012 and 2011, the Company had $0.1 million and $1.0 million, respectively, recorded related to an allowance for doubtful accounts. At December 31, 2012, $9.2 million was recorded as an other receivable relative to net proceeds from the sale of the Company's non-operated Arkansas assets, which were collected in January 2013.

7

Other Property and Equipment
During 2006, the Company acquired an interest in a gas gathering system used in the transportation of natural gas. The costs related to this system are depreciated on a straight line basis over the estimated remaining useful life, generally 14 years. During 2012, the Company acquired well service equipment to be used on its oil and gas related activities. The costs related to these assets and other furniture and fixtures are depreciated on a straight line basis over estimated useful lives ranging from 3-8 years. During 2012, a field office servicing the Company's Oklahoma assets was built and is being depreciated over 39 years.
Other Assets
Other assets includes deferred financing costs, which are amortized over the life of the related debt, and the long-term portion of a severance tax receivable from the state of Oklahoma, which is payable over the next 2.5 years.
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
Other Accrued Liabilities
Other accrued liabilities at December 31, 2012 and 2011 included $5.7 million and $7.0 million, respectively, related to accrued incentive compensation costs.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740. Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures are capitalized and depreciated, depleted and amortized on the unit-of-production method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, the Company may use certain provisions of the Internal Revenue Code which allow capitalization of intangible drilling costs. Other financial and income tax reporting differences occur primarily as a result of statutory depletion. Deferred tax assets are assessed for realizabilty and a valuation allowance is established for any portion of the asset for which it is more likely than not will not be realized.
Revenue Recognition
The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 2012 and 2011 were not significant.
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

	Year Ended December 31,
	2012	2011	2010
Shell Trading Co.	30%	18%	19%
Laclede Energy	17%	20%	17%
JP Morgan Ventures Energy	12%	(a)	(a)
Texon LP	(a)	15%	17%
Gary Williams	(a)	11%	10%

(a)	Less than 10 percent

Derivative Instruments
Under ASC Topic 815, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. Instruments qualifying for hedge accounting treatment are recorded as an asset or liability measured at fair value and subsequent changes in fair value are recognized in stockholders’ equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is effective. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the cash settlements and changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). The Company does not offset fair value amounts recognized for derivative instruments. The cash settlements of effective hedges are recorded as adjustments to oil and gas sales. Oil and gas revenues include additions related to the net settlement of hedges totaling $9.1 million, $2.4 million and $17.5 million during 2012, 2011 and 2010, respectively.
The Company’s hedges are specifically referenced to NYMEX prices for oil and natural gas. The effectiveness of hedges is evaluated at the time the contracts are entered into, as well as periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices received from the designated production. Through this analysis, the Company is able to determine if a high correlation exists between the prices received for its designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2012, the Company’s derivative instruments, with the exception of a three-way collar contract for 2013 natural gas production, were designated effective cash flow hedges. See Note 7 for further discussion of the Company’s derivative instruments.
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
Note 3—Woodford Joint Development Agreement
In May 2010, PetroQuest Energy, L.L.C. entered into a joint development agreement (“JDA”) with WSGP Gas Producing LLC (WSGP), a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of the Company’s Woodford proved undeveloped reserves (PUDs) as well as the right to earn 50% of the Company’s undeveloped Woodford acreage position through a two phase drilling program. The Company received $57.4 million in cash at closing, net of $2.6 million in fees incurred in relation to the transaction, and recorded a $14.0 million receivable for a contractual payment that was to be received in 2011. The Company received the $14.0 million contractual payment on November 30, 2011. The Company recorded the total consideration of approximately $71.0 million during 2010 as an adjustment to capitalized costs with no gain or loss recognized. Certain defined production performance metrics were achieved during the fourth quarter of 2011 and the Company received an additional $14 million during December 2011, which was also recorded as a reduction of capitalized costs. Additionally, since May 2010, WSGP has funded a share of the Company’s drilling costs under a long-term drilling program.

During February 2012, the Company amended its Woodford Shale JDA to accelerate the entry into Phase 2 of the drilling program and modify the drilling carry ratio effective March 1, 2012. Under the amended JDA, the Phase 2 drilling carry has been expanded to provide for development in both the Mississippian Lime and Woodford Shale plays whereby the Company will pay 25% of the cost to drill and complete wells and receive a 50% ownership interest. The Phase 2 drilling carry totals approximately $93 million and will be subject to extensions in one-year intervals.

10

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Year Ended December 31, 2012	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(137,218)	62,459	$(2.20)
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
DILUTED EPS	$(137,218)	62,459	$(2.20)

For the Year Ended December 31, 2011	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$5,409	61,937
Attributable to participating securities	(154)	—
BASIC EPS	$5,255	61,937	$0.08

Net income available to common stockholders	$5,409	61,937
Effect of dilutive securities:
Stock options	—	388
Attributable to participating securities	(153)	—
DILUTED EPS	$5,256	62,325	$0.08

For the Year Ended December 31, 2010	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$41,987	61,415
Attributable to participating securities	(1,029)	—
BASIC EPS	$40,958	61,415	$0.67

Net income available to common stockholders	$41,987	61,415
Effect of dilutive securities:
Stock options	—	374
Attributable to participating securities	(1,023)	—
DILUTED EPS	$40,964	61,789	$0.66
An aggregate of 0.9 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5.1 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2012, because the inclusion would have been anti-dilutive as a result of the net loss reported for the period.
Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5.1 million shares during 2011 and 2010 were not included in the computation of diluted earnings per share because the inclusion would have been anti-dilutive. Options to purchase 1.1 million, 0.1 million and 1.7 million shares of common stock were outstanding during the year ended December 31, 2012, 2011 and 2010, respectively, and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.

Note 5—Share-Based Compensation
Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation expense for the periods ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock options:
Incentive Stock Options	$786	$493	$793
Non-Qualified Stock Options	660	703	2,081
Restricted stock	5,464	3,637	4,263
Restricted stock units	277	—	—
Share based compensation	$7,187	$4,833	$7,137
During the years ended December 31, 2012, 2011 and 2010, the Company recorded income tax benefits of approximately $2.3 million, $1.6 million and $2.4 million, respectively, related to share-based compensation expense recognized during those periods. Share-based compensation expense for the year ended December 31, 2010 included a charge of approximately $0.5 million related to the voluntary early cancellation of certain stock options and accelerated recognition of associated compensation expense. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for any periods presented.
At December 31, 2012, the Company had $6.7 million of unrecognized compensation cost related to granted restricted stock and stock options. This amount will be recognized as compensation expense over a weighted average period of approximately two years.
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
The following table outlines the assumptions used in computing the fair value of stock options granted during 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Dividend yield	—%	—%	—%
Expected volatility	79.2% - 79.6%	78.5% - 79.7%	78.2% - 80.3%
Risk-free rate	0.8% - 1.1%	1.1% - 2.2%	1.5% - 3.0%
Expected term	6 years	6 years	6 years
Forfeiture rate	5.0%	5.0%	5.0%
Stock options granted (1)	125,487	395,280	69,500
Wgtd. avg. grant date fair value per share	$3.71	$5.09	$4.21
Fair value of grants (1)	$465,000	$2,011,000	$293,000

(1)	Prior to applying estimated forfeiture rate

The following table details stock option activity during the year ended December 31, 2012:

	Number of Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Life	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of year	1,922,408	$5.56
Granted	125,487	5.51
Expired/cancelled/forfeited	(44,554)	6.71
Exercised	(78,400)	3.32
Outstanding at end of year	1,924,941	5.61	5.0 years	$1,114

Options exercisable at end of year	1,534,311	$5.31	4.1 years	$1,114
Options expected to vest	371,098	6.79	8.8 years	$48
The total fair value of stock options that vested during the years ended December 31, 2012, 2011 and 2010 was $1.7 million, $1.1 million and $3.6 million, respectively. The intrinsic value of stock options exercised was immaterial for all periods presented.
The following table summarizes information regarding stock options outstanding at December 31, 2012:

Range of	Options	Wgtd. Avg.	Wgtd. Avg.	Options	Wgtd. Avg.
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	12/31/2012	Contractual Life	Price	12/31/2012	Price
$0.0—$3.17	450,667	1.0 years	$2.92	450,667	$2.92
$3.17—$5.91	422,818	4.1 years	$4.53	308,831	$4.23
$5.91—$7.08	672,862	6.4 years	$6.98	639,195	$7.01
$7.08—$9.99	378,594	8.4 years	$7.59	135,618	$7.71
	1,924,941	5.0 years	$5.61	1,534,311	$5.31
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
The following table details restricted stock activity during 2012:

	Number of Shares	Wgtd. Avg. Fair Value per Share
Outstanding at beginning of year	1,988,602	$6.69
Granted	659,915	5.24
Expired/cancelled/forfeited	(109,236)	6.64
Lapse of restrictions	(733,452)	6.40
Outstanding at December 31, 2012	1,805,829	$6.28
The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2012, 2011 and 2010 was $5.24, $7.54 and $5.44, respectively, per share. The total fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $4.7 million, $5.6 million and $2.6 million, respectively. At December 31, 2012, the weighted average remaining life of restricted stock outstanding was two years and the intrinsic value of restricted stock outstanding, using the closing stock price on December 31, 2012, was $8.9 million.

Restricted Stock Units
The Company granted restricted stock units ("RSUs") to employees during 2012. The RSUs vest in one-third increments on each of the first, second and third anniversaries of the date of grant. Cash payment will be made to employees on each vesting date based upon the Company's closing stock price on that date. Upon change in control of the Company, all of the RSUs will become immediately vested. Compensation expense is recognized on a straight line basis over the vesting period assuming a 5% estimated forfeiture rate. The Company computes the fair value of the RSUs using the closing price of the Company's stock for purposes of determining the amount of the liability at the end of each period. As of December 31, 2012, the Company had 1.1 million RSUs outstanding with an aggregate fair value of $5.2 million. There were no cash payments made to settle RSUs during 2012 and no RSUs were vested as of December 31, 2012.

Note 6—Asset Retirement Obligation
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
The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

	Year Ended December 31,
	2012	2011
Asset retirement obligation, beginning of period	$30,427	$24,592
Liabilities incurred	892	220
Liabilities settled	(2,627)	(905)
Accretion expense	2,078	2,049
Revisions in estimated cash flows	(3,510)	4,471
Asset retirement obligation, end of period	27,260	30,427
Less: current portion of asset retirement obligation	(2,351)	(3,110)
Long-term asset retirement obligation	$24,909	$27,317
Liabilities settled during 2012 included two offshore fields and one onshore field that were decommissioned. Additionally, the liabilities for three onshore fields were settled due to the sale of the fields. Revisions during 2012 primarily represent revised timing of plugging and abandonment operations. Revisions during 2011 primarily represent increased cost estimates to decommission the Company’s offshore fields including platforms, pipelines and the related wells.

Note 7—Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges.
Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $6,846,000, $2,609,000 and $17,538,000, Ngl hedges of $722,000, zero and zero, and oil hedges of $1,529,000, ($192,000) and zero, for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, the Company had entered into the following gas hedge contracts:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
2013	3-way collar	10,000 Mmbtu	$2.00-$3.00-$4.09
2013	Swap	5,000 Mmbtu	$4.00
At December 31, 2012, the Company had recognized a net asset of approximately $0.6 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of December 31, 2012, the Company would realize a $0.4 million gain, net of taxes, during the next 12 months. These gains are expected to be reclassified to oil and gas sales based on the schedule of gas volumes stipulated in the derivative contracts.

During January and February 2013, we entered into the following additional hedge contracts accounted for as cash flow hedges:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Crude Oil:
February - December 2013	Swap	250 Bbls	$104.75
Natural Gas:
February - December 2013	Swap	10,000 Mmbtu	$3.71
March - December 2013	Swap	5,000 Mmbtu	$3.50
April - December 2013	Swap	5,000 Mmbtu	$3.74
January - December 2014	Swap	10,000 Mmbtu	$4.08
Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheet at December 31, 2012 and December 31, 2011:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
December 31, 2012	Derivative asset	$830
December 31, 2011	Derivative asset	$6,418

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010:

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain Reclassified into Income
Commodity Derivatives at December 31, 2012	$(3,510)	Oil and gas sales	$9,097
Commodity Derivatives at December 31, 2011	$5,120	Oil and gas sales	$2,417
Commodity Derivatives at December 31, 2010	$(2,857)	Oil and gas sales	$17,538
Derivatives not designated as hedging instruments:
The Company’s three-way collar contract for 2013 gas production has not been designated as an effective cash flow hedge and therefore both realized and unrealized (mark-to-market) gains or losses on this derivative are recorded as derivative expense (income) on the statement of operations. The following tables reflect the fair value of this contract in the consolidated financial statements (in thousands):
Effect of Non-designated Derivative Instrument on the Consolidated Balance Sheet at December 31, 2012 and December 31, 2011:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
December 31, 2012	Derivative liability	$(233)
December 31, 2011		$—

Effect of Non-designated Derivative Instrument on the Consolidated Statement of Operations for the twelve months ended December 31, 2012, 2011 and 2010:

Instrument	Amount of Unrealized Loss Recognized in Derivative Expense
Commodity Derivatives at December 31, 2012	$(233)
Commodity Derivatives at December 31, 2011	$—
Commodity Derivatives at December 31, 2010	$—

Note 8 - Fair Value Measurements
ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

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

The Company's commodity derivatives are required to be measured at fair value on a recurring basis. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the Company’s assets (liabilities) that are subject to fair value measurement on a recurring basis as of December 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
At December 31, 2012	$—	$597	$—
At December 31, 2011	$—	$6,418	$—

The fair value of the Company's cash and cash equivalents and variable-rate bank debt approximated book value at December 31, 2012 and 2011. As of December 31, 2012 and 2011, the fair value of the Company's $150 million 10% Senior Notes due 2017 (the “Notes”) was approximately $155.3 million and $151.5 million, respectively. The fair value of the Notes was determined based upon a market quote provided by an independent broker, which represents a Level 2 input.

Note 9—Long-Term Debt
On August 19, 2010, PetroQuest issued $150 million in principal amount of the Notes in a public offering. The Notes are guaranteed by certain of PetroQuest's subsidiaries. PetroQuest has no independent assets or operations and the subsidiaries not providing guarantees are minor, as defined by the rules of the Securities and Exchange Commission ("SEC"). The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At December 31, 2012, $5.0 million had been accrued in connection with the March 1, 2013 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank and Whitney Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit

Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of December 31, 2012, the Company had $50.0 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
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
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0, and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits the Company to repurchase up to $10 million of the Company’s common stock during the term of the Credit Agreement, as long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of December 31, 2012, the Company was in compliance with all of the covenants contained in the Credit Agreement.
Note 10—Related Party Transactions
Three of the Company’s senior officers, Charles T. Goodson, Stephen H. Green, and Mark K. Stover, or their affiliates, are working interest owners and overriding royalty interest owners and E. Wayne Nordberg and William W. Rucks, IV, two of the Company’s directors, are working interest owners in certain properties operated by the Company or in which the Company also holds a working interest. As working interest owners, they are required to pay their proportionate share of all costs and are entitled to receive their proportionate share of revenues in the normal course of business. As overriding royalty interest owners, they are entitled to receive their proportionate share of revenues in the normal course of business.
During 2012, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson, Green, Stover, Nordberg, or their affiliates, in the amounts of $104,000, $387,000, $112,000 and $100, respectively. During 2011, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson, Green, Stover, or their affiliates, in the amounts of $293,000, $546,000 and $328,000, respectively, and with respect to Mr. Nordberg, costs billed exceeded revenues disbursed in the amount of $9. During 2010, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson, Green and Stover, or their affiliates, in the amounts of $103,000, $520,000 and $261,000, respectively, and with respect to Mr. Nordberg, costs in the amount of $100 were billed with no revenue disbursed. No such disbursements were made to Mr. Rucks during 2012, 2011 and 2010. With respect to Mr. Goodson, gross revenues attributable to interests, properties or participation rights held by him prior to joining the Company as an officer and director on September 1, 1998 represent all of the gross revenue received by him in 2012 and 2011.

In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. At December 31, 2012, the Company’s joint interest billing receivable included approximately $5,000 from the related parties discussed above or their affiliates, attributable to their share of costs. This represents less than 1% of the Company’s total joint interest billing receivable at December 31, 2012.
Periodically, the Company charters private aircraft for business purposes. During 2012, 2011 and 2010, the Company paid approximately $16,900, $128,200 and $169,400, respectively, to a third party operator in connection with the Company’s use of flight hours owned by Charles T. Goodson through a fractional ownership arrangement with the third party operator. These amounts represent the cost of the hours purchased by Mr. Goodson. The Company’s use of flight hours purchased by Mr. Goodson was pre-approved by the Company’s Audit Committee and there is no agreement or obligation by or on behalf of the Company to utilize this aircraft arrangement.
Note 11—Ceiling Test Write-downs
As a result of lower natural gas prices and their negative impact on certain of the Company’s longer-lived estimated proved reserves and estimated future net cash flows, the Company recognized ceiling test write-downs of $137.1 million and $18.9 million during 2012 and 2011, respectively. No such write-down occurred during 2010. At December 31, 2012, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at that date, averaged $2.21 per Mcf of natural gas, $102.81 per barrel of oil and $6.07 per Mcfe of Ngl. The Company’s cash flow hedges in place decreased the ceiling test write-down by approximately $2.2 million and $3.9 million during 2012 and 2011, respectively.
Note 12—Investment in Oil and Gas Properties
The following tables disclose certain financial data relative to the Company’s oil and gas producing activities, which are located onshore and offshore in the continental United States:
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
(amounts in thousands)

	For the Year-Ended December 31,
	2012	2011	2010
Acquisition costs:
Proved	$352	$2,720	$10,421
Unproved	15,677	43,207	11,310
Divestitures—unproved (1)	(8,889)	(14,461)	(36,139)
Exploration costs:
Proved	72,361	92,466	34,310
Unproved	18,033	5,919	10,384
Development costs	18,740	34,400	34,286
Capitalized general and administrative and interest costs	18,961	18,210	19,665
Total costs incurred	$135,235	$182,461	$84,237

	For the Year-Ended December 31,
	2012	2011	2010
Accumulated depreciation, depletion and amortization (DD&A)
Balance, beginning of year	$(1,265,603)	$(1,175,553)	$(1,082,381)
Provision for DD&A	(59,496)	(57,143)	(58,172)
Ceiling test writedown	(137,100)	(18,907)	—
Sale of proved properties and other (2)	(10,045)	(14,000)	(35,000)
Balance, end of year	$(1,472,244)	$(1,265,603)	$(1,175,553)

DD&A per Mcfe	$1.75	$1.89	$1.88

(1)
During 2012, the Company sold an additional portion of its Mississippian Lime acreage for $6.1 million. During 2011, the Company sold a portion of its unproved Mississippian Lime acreage for $14.5 million. During 2010, the Company recorded $36 million in consideration from the sale of a portion of its unevaluated acreage in the Woodford as part of its Woodford joint development agreement.

(2)
During 2012, the Company sold its non-operated Arkansas assets for a net cash purchase price of $9.2 million. During 2011, the Company received an additional $14 million payment associated with the achievement of certain production metrics stipulated under the joint development agreement (See Note 3). During 2010, the Company recorded $35 million in consideration from the sale of a portion of its evaluated properties in the Woodford as part of its Woodford joint development agreement.

At December 31, 2012 and 2011, unevaluated oil and gas properties totaled $71.7 million and $70.4 million, respectively, and were not subject to depletion. Unevaluated costs at December 31, 2012 included $12.7 million of costs related to 17 exploratory wells in progress at year-end. These costs are expected to be transferred to evaluated oil and gas properties during 2013 upon the completion of drilling. At December 31, 2011, unevaluated costs included $5.9 million related to 44 exploratory wells in progress. All of these costs were transferred to evaluated oil and gas properties during 2012. The Company capitalized $7.0 million, $7.0 million and $7.8 million of interest during 2012, 2011 and 2010, respectively. Of the total unevaluated oil and gas property costs of $71.7 million at December 31, 2012, $24.8 million, or 35%, was incurred in 2012, $26.5 million, or 37%, was incurred in 2011 and $20.4 million, or 28%, was incurred in prior years. The Company expects that the majority of the unevaluated costs at December 31, 2012 will be evaluated within the next three years, including $28.3 million that the Company expects to be evaluated during 2013.
Note 13—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of the ceiling test write-downs recognized during 2008 and 2009, the Company incurred a cumulative three-year loss. Because of the impact the cumulative loss had on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. During 2011, the Company reversed the remaining valuation allowance as future reversals of existing deferred tax liabilities were sufficient to realize the entire deferred tax asset. However, as a result of the deferred tax benefit related to the ceiling test write-down in 2012, future reversals of existing deferred tax liabilities are no longer sufficient to realize the entire deferred tax asset. Thus, the Company re-established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $50.9 million as of December 31, 2012.
An analysis of the Company’s deferred taxes follows (amounts in thousands):

	December 31,
	2012	2011	2010
Net operating loss carryforwards	$16,641	$2,409	$4,737
Percentage depletion carryforward	7,317	6,103	3,596
Alternative minimum tax credits	784	784	776
Contributions carryforward and other	156	130	90
Temporary differences:
Oil and gas properties—full cost	22,716	(10,541)	(10,141)
Derivatives	(222)	(2,388)	405
Share-based compensation	3,474	2,952	3,732
Valuation allowance	(50,866)	—	(3,195)
Deferred tax liability	$—	$(551)	$—
At December 31, 2012, the Company had approximately $56.4 million of operating loss carryforwards, of which $11.7 million relates to excess tax benefits with respect to share-based compensation that have not been recognized in the financial statements. If not utilized, approximately $8.7 million of such carryforwards would expire in 2025 and the remainder would expire by the year 2032. The Company has available for tax reporting purposes $20.9 million in statutory depletion deductions that may be carried forward indefinitely.

Income tax expense (benefit) for each of the years ended December 31, 2012, 2011 and 2010 was different than the amount computed using the Federal statutory rate (35%) for the following reasons (amounts in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Amount computed using the statutory rate	$(45,655)	$3,058	$17,065
Increase (reduction) in taxes resulting from:
State & local taxes	(2,870)	192	1,073
Percentage depletion carryforward	(1,309)	(2,507)	(252)
Allowance for alternative minimum tax	—	8	575
Non-deductible stock option expense (1)	292	183	295
Share-based compensation (2)	9	346	3,041
Other	303	(300)	321
Change in valuation allowance	50,866	(2,790)	(20,488)
Income tax expense (benefit)	$1,636	$(1,810)	$1,630

(1)	Relates to compensation expense recognized on the vesting of Incentive Stock Options.

(2)	Relates to the write-off of deferred tax assets associated with share based compensation that will not be recognized for tax purposes.
Note 14—Commitments and Contingencies
The Company is a party to ongoing litigation in the normal course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material. At December 31, 2010 the Company had accrued $2.25 million in connection with estimated liabilities related to certain legal matters. All of these matters were settled during 2011, which resulted in an additional charge of $1.4 million included in other expense for the year ended December 31, 2011.
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
A portion of the production that the Company operates in Oklahoma is committed to a firm transportation agreement. Under the terms of the agreement, the Company must deliver 7.6 Bcf of natural gas during the period January 1 through October 31, 2013.
Lease Commitments
The Company has operating leases for office space and equipment, which expire on various dates through 2017. Future minimum lease commitments as of December 31, 2012 under these operating leases are as follows (in thousands):

2013	$1,211
2014	1,032
2015	1,026
2016	988
2017	898
Thereafter	—
$5,155
Total rent expense under operating leases was approximately $1.4 million, $1.3 million and $1.1 million in 2012, 2011 and 2010, respectively.

Note 15—Oil and Gas Reserve Information—Unaudited
The Company’s net proved oil and gas reserves at December 31, 2012 have been estimated by independent petroleum engineers in accordance with guidelines established by the SEC using a historical 12-month average pricing assumption.
The estimates of proved oil and gas reserves constitute those quantities of oil, gas,and natural gas liquids, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in providing the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. In addition, the present values should not be construed as the current market value of the Company’s oil and gas properties or the cost that would be incurred to obtain equivalent reserves.
During 2012, the Company’s estimated proved reserves decreased by 14%. This decrease was primarily due to production, the sale of the Company's non-operated Arkansas assets and the significant decrease in the historical 12-month average price per Mcf of natural gas used to calculate estimated proved reserves which was $2.20 per Mcf at December 31, 2012 as compared to $3.34 per Mcf at December 31, 2011. This decrease was partially offset by the success of our Oklahoma,Texas and Gulf Coast drilling programs. In total, the Company added approximately 27 Bcfe of proved reserves in Oklahoma, 9 Bcfe from the La Cantera discovery and 28 Bcfe in the Carthage Field from horizontal drilling in the Cotton Valley during 2012. Overall, the Company had a 98% drilling success rate during 2012 on 107 gross wells drilled.

The following table sets forth an analysis of the Company’s estimated quantities of net proved and proved developed oil (including condensate), gas and natural gas liquid reserves, all located onshore and offshore the continental United States:

	Oil in MBbls	NGL in MMcfe	Natural Gas in MMcf	Total Reserves in MMcfe
Proved reserves as of December 31, 2009	1,931	10,508	156,853	178,947
Revisions of previous estimates	187	187	20,958	22,267
Extensions, discoveries and other additions	168	150	47,681	48,839
Purchase of producing properties	—	—	2,336	2,336
Sale of reserves in place	—	—	(28,761)	(28,761)
Production	(663)	(2,472)	(24,501)	(30,951)
Proved reserves as of December 31, 2010	1,623	8,373	174,566	192,677
Revisions of previous estimates	(294)	308	8,418	6,962
Extensions, discoveries and other additions	595	8,627	82,113	94,310
Purchase of producing properties	43	91	1,292	1,641
Production	(572)	(2,288)	(24,463)	(30,183)
Proved reserves as of December 31, 2011	1,395	15,111	241,926	265,407
Revisions of previous estimates	215	(958)	(52,076)	(51,744)
Extensions, discoveries and other additions	647	14,572	46,390	64,844
Sale of reserves in place	(81)	—	(15,806)	(16,292)
Production	(521)	(3,365)	(27,466)	(33,957)
Proved reserves as of December 31, 2012	1,655	25,360	192,968	228,258

Proved developed reserves

As of December 31, 2010	1,474	6,078	110,599	125,521

As of December 31, 2011	1,160	11,071	143,441	161,472

As of December 31, 2012	1,225	20,608	140,307	168,265

Proved undeveloped reserves

As of December 31, 2010	149	2,295	63,967	67,156

As of December 31, 2011	235	4,040	98,485	103,935

As of December 31, 2012	430	4,752	52,661	59,993

The following tables (amounts in thousands) present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by ASC Topic 932. Future production and development costs are based on current costs with no escalations. Estimated future cash flows have been discounted to their present values based on a 10% annual discount rate.
Standardized Measure

	December 31,
	2012	2011	2010
Future cash flows	$748,914	$1,080,392	$810,131
Future production costs	(220,750)	(264,219)	(223,175)
Future development costs	(121,346)	(180,846)	(144,451)
Future income taxes	(10,205)	(86,612)	(41,156)
Future net cash flows	396,613	548,715	401,349

10% annual discount	(164,218)	(244,834)	(164,974)

Standardized measure of discounted future net cash flows	$232,395	$303,881	$236,375
Changes in Standardized Measure

	Year Ended December 31,
	2012	2011	2010
Standardized measure at beginning of year	$303,881	$236,375	$174,288

Sales and transfers of oil and gas produced, net of production costs	(92,562)	(116,398)	(117,572)
Changes in price, net of future production costs	(138,842)	(10,219)	93,702
Extensions and discoveries, net of future production and development costs	104,066	178,901	42,028
Changes in estimated future development costs, net of development costs incurred during this period	69,499	915	5,803
Revisions of quantity estimates	(56,352)	11,236	46,373
Accretion of discount	34,137	25,565	17,700
Net change in income taxes	30,617	(18,215)	(16,568)
Purchase of reserves in place	—	4,805	1,478
Sale of reserves in place	(8,186)	—	(798)
Changes in production rates (timing) and other	(13,863)	(9,084)	(10,059)
Net increase (decrease) in standardized measure	(71,486)	67,506	62,087
Standardized measure at end of year	$232,395	$303,881	$236,375
The historical twelve-month average prices of oil, gas and natural gas liquids used in determining standardized measure were:

	2012	2011	2010

Oil, $/Bbl	$102.81	$101.42	$79.72
Ngls, $/Mcfe	6.07	8.62	7.00
Natural Gas, $/Mcf	2.20	3.34	3.56

Note 16 - Summarized Quarterly Financial Information - Unaudited

Summarized quarterly financial information is as follows (amounts in thousands except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2012:
Revenues	$36,041	$33,413	$33,951	$38,186
Loss from operations (1)	(18,314)	(52,183)	(35,919)	(24,027)
Loss available to common stockholders (1)	(18,608)	(54,520)	(38,639)	(25,451)
Earnings per share:
Basic	$(0.30)	$(0.87)	$(0.62)	$(0.41)
Diluted	$(0.30)	$(0.87)	$(0.62)	$(0.41)

2011:
Revenues	$41,603	$41,975	$39,029	$38,093
Income (loss) from operations (2)	3,178	(2,088)	4,749	2,899
Net income (loss) available to common stockholders (2)	1,897	(3,045)	3,727	2,830
Earnings per share:
Basic	$0.03	$(0.05)	$0.06	$0.04
Diluted	$0.03	$(0.05)	$0.06	$0.04

(1) Loss from operations and net loss available to common stockholders reported during the three months ended March 31, June 30, September 30 and December 31, 2012 included ceiling test write-downs of $20.1 million, $53.5 million, $35.4 million and $28.1 million, respectively.

(2) Income (loss) from operations and net income (loss) available to common stockholders reported during the three months ended March 31 and June 30, 2011 included ceiling test write-downs of $5.9 million and $13.0 million, respectively.