Form 10-Q
period 2013-03-31
PETROQUEST ENERGY INC
filed 2013-05-08
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2013 there were 64,453,915 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	March 31, 2013	December 31, 2012
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,963	$14,904
Revenue receivable	15,150	17,742
Joint interest billing receivable	36,264	42,595
Other receivable	—	9,208
Derivative asset	—	830
Prepaid drilling costs	874	1,698
Drilling pipe inventory	753	707
Other current assets	4,549	1,900
Total current assets	78,553	89,584
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,768,031	1,734,477
Unevaluated oil and gas properties	70,203	71,713
Accumulated depreciation, depletion and amortization	(1,495,299)	(1,472,244)
Oil and gas properties, net	342,935	333,946
Other property and equipment	12,419	12,370
Accumulated depreciation of other property and equipment	(7,867)	(7,607)
Total property and equipment	347,487	338,709
Other assets, net of accumulated depreciation and amortization of $4,441 and $4,240, respectively	4,761	5,110
Total assets	$430,801	$433,403
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$38,947	$58,960
Advances from co-owners	31,201	20,459
Oil and gas revenue payable	23,195	26,175
Accrued interest and preferred stock dividend	2,456	6,190
Asset retirement obligation	3,845	2,351
Derivative liability	3,807	233
Other accrued liabilities	5,678	6,535
Total current liabilities	109,129	120,903
Bank debt	60,000	50,000
10% Senior Notes	150,000	150,000
Asset retirement obligation	24,661	24,909
Derivative liability	251	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 62,907 and 62,768 shares, respectively	63	63
Paid-in capital	277,006	276,534
Accumulated other comprehensive income (loss)	(3,389)	521
Accumulated deficit	(186,921)	(189,528)
Total stockholders’ equity	86,760	87,591
Total liabilities and stockholders’ equity	$430,801	$433,403
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Oil and gas sales	$35,976	$35,997
Gas gathering revenue	33	44
	36,009	36,041
Expenses:
Lease operating expenses	9,719	9,665
Production taxes	1,028	1,149
Depreciation, depletion and amortization	12,871	15,230
Ceiling test write-down	—	20,111
General and administrative	4,716	5,579
Accretion of asset retirement obligation	332	500
Interest expense	2,864	2,270
	31,530	54,504
Other income (expense):
Other income	194	149
Derivative expense	(437)	—
	(243)	149
Income (loss) from operations	4,236	(18,314)
Income tax expense (benefit)	349	(988)
Net income (loss)	3,887	(17,326)
Preferred stock dividend	1,280	1,282
Net income (loss) available to common stockholders	$2,607	$(18,608)
Earnings per common share:
Basic
Net income (loss) per share	$0.04	$(0.30)
Diluted
Net income (loss) per share	$0.04	$(0.30)
Weighted average number of common shares:
Basic	62,834	62,216
Diluted	63,029	62,216
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$3,887	$(17,326)
Change in fair value of derivative instruments,accounted for as hedges, net of income tax (expense) benefit of $309 and ($452), respectively	(3,910)	764
Comprehensive loss	$(23)	$(16,562)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$3,887	$(17,326)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	349	(988)
Depreciation, depletion and amortization	12,871	15,230
Ceiling test writedown	—	20,111
Accretion of asset retirement obligation	332	500
Share based compensation expense	556	1,923
Amortization costs and other	200	198
Non-cash derivative expense	437	—
Payments to settle asset retirement obligations	(72)	(782)
Changes in working capital accounts:
Revenue receivable	2,592	734
Prepaid drilling and pipe costs	778	2,317
Joint interest billing receivable	6,331	(6,121)
Accounts payable and accrued liabilities	(27,344)	10,502
Advances from co-owners	10,742	(12,619)
Other	(2,539)	272
Net cash provided by operating activities	9,120	13,951
Cash flows used in investing activities:
Investment in oil and gas properties	(31,275)	(33,396)
Investment in other property and equipment	(49)	—
Sale of oil and gas properties	19,652	—
Net cash used in investing activities	(11,672)	(33,396)
Cash flows used in financing activities:
Net payments for share based compensation	(234)	(390)
Sale of common stock under ESPP	150	—
Deferred financing costs	(21)	(1)
Payment of preferred stock dividend	(1,284)	(1,284)
Proceeds from bank borrowings	25,000	30,000
Repayment of bank borrowings	(15,000)	(20,000)
Net cash provided by financing activities	8,611	8,325
Net increase (decrease) in cash and cash equivalents	6,059	(11,120)
Cash and cash equivalents, beginning of period	14,904	22,263
Cash and cash equivalents, end of period	$20,963	$11,143
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,845	$7,619
Income taxes	$41	$15
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
The consolidated financial information for the three month periods ended March 31, 2013 and 2012, has been prepared by the Company and was not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2013 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain prior year amounts have been reclassified to conform to current year presentations.
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

Note 3—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Three Months Ended March 31, 2013	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$2,607	62,834
Attributable to participating securities	(67)
BASIC EPS	$2,540	62,834	$0.04

Net income available to common stockholders	$2,607	62,834
Effect of dilutive securities:
Stock options	—	195
Attributable to participating securities	(67)	—
DILUTED EPS	$2,540	63,029	$0.04

For the Three Months Ended March 31, 2012	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(18,608)	62,216	$(0.30)
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
DILUTED EPS	$(18,608)	62,216	$(0.30)
Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the three month period ended March 31, 2013 because the inclusion would have been anti-dilutive. Options to purchase 1,290,000 shares of common stock were outstanding during the three month period ended March 31, 2013 and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.
An aggregate of 960,000 shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the three month period ended March 31, 2012 because the inclusion would have been anti-dilutive as a result of the net loss reported for the period. In addition, options to purchase 1,039,000 shares of common stock were outstanding during the three months ended March 31, 2012 that would not have been included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.

Note 4—Long-Term Debt
On August 19, 2010, the Company issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At March 31, 2013, $1.3 million had been accrued in connection with the September 1, 2013 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank and Whitney Bank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of March 31, 2013 the Company had $60.0 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. In connection with the most recent redetermination, the borrowing base was increased from $130 million to $150 million (subject to the aggregate commitments of the lenders then in effect) effective March 29, 2013. The aggregate commitments of the lenders is currently $100 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next borrowing base redetermination is scheduled to occur by September 30, 2013. The Company or the lenders may request two additional borrowing base re-determinations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
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
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits the Company to repurchase up to $10 million of the Company’s common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of March 31, 2013, the Company was in compliance with all of the covenants contained in the Credit Agreement.

Note 5—Asset Retirement Obligation
The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Three Months Ended March 31,
	2013	2012
Asset retirement obligation, beginning of period	$27,260	$30,427
Liabilities incurred	—	840
Liabilities settled	(72)	(782)
Accretion expense	332	500
Revisions in estimated cash flows	986	(42)
Asset retirement obligation, end of period	28,506	30,943
Less: current portion of asset retirement obligation	(3,845)	(2,302)
Long-term asset retirement obligation	$24,661	$28,641

Note 6—Share-Based Compensation
Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of cash and non-cash share-based compensation expense for the three-month periods ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options:
Incentive Stock Options	$(4)	$223
Non-Qualified Stock Options	69	164
Restricted stock	491	1,536
Restricted stock units	290	—
Share based compensation	$846	$1,923
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
At March 31, 2012, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at that date, averaged $2.97 per Mcf of natural gas, $107.99 per barrel of oil and $8.74 per Mcfe of Ngl. As a result of lower natural gas prices and their negative impact on certain of the Company’s longer-lived estimated proved reserves and estimated future net cash flows, the Company recognized a ceiling test write-down of $20.1 million during the three months ended March 31, 2012. The Company’s cash flow hedges in place at March 31, 2012 increased the ceiling test write-down by approximately $1.2 million.
The Company recognized no such ceiling test write-down during the three months ended March 31, 2013.

Note 8—Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At March 31, 2013, the Company designated all but one derivative instrument as effective cash flow hedges. The Company does not have master netting arrangements with any of its counterparties. Accordingly, derivative assets and liabilities are recorded on a gross basis in the consolidated balance sheet.
Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $532,000 and $2,155,000 and oil hedges of ($145,000) and ($53,000) for the three months ended March 31, 2013 and 2012, respectively.
As of March 31, 2013, the Company had entered into the following oil and gas contracts:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
April - December 2013	Three-Way Collar	10,000 Mmbtu	$2.00-$3.00-$4.09
April - December 2013	Swap	30,000 Mmbtu	$3.78
2014	Swap	10,000 Mmbtu	$4.08

Crude Oil:
April - December 2013	Swap	250 Bbls	$104.75

At March 31, 2013, the Company had an accumulated other comprehensive loss of approximately $3.4 million related to the estimated fair value of its effective cash flow hedges. Based on estimated future commodity prices as of March 31, 2013, the Company would realize a $2.0 million loss, net of taxes, during the next 12 months. These losses are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
Derivatives designated as hedging instruments:
All of the Company’s swap contracts are designated as effective cash flow hedges under ASC Topic 815-20-25. The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheet at March 31, 2013 and December 31, 2012:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
March 31, 2013	Derivative liability (short-term)	$(3,137)
March 31, 2013	Derivative liablity (long-term)	$(251)
December 31, 2012	Derivative asset	$830

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012:

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain Reclassified into Income
Commodity Derivatives at March 31, 2013	$(3,910)	Oil and gas sales	$387
Commodity Derivatives at March 31, 2012	$764	Oil and gas sales	$2,102
Derivatives not designated as hedging instruments:
The Company’s three-way collar derivative contract has not been designated as an effective cash flow hedge and therefore both realized and unrealized (mark-to-market) gains or losses on this derivative are recorded as derivative expense (income) in the statement of operations. The following tables reflect the fair value of the Company’s non-designated derivative instruments in the consolidated financial statements (in thousands):
Effect of Non-designated Derivative Instruments on the Consolidated Balance Sheet at March 31, 2013 and December 31, 2012:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
March 31, 2013	Derivative liability (short-term)	$(670)
December 31, 2012	Derivative liability (short-term)	$(233)
Effect of Non-designated Derivative Instruments on the Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012:

Instrument	Amount of Unrealized Loss Recognized in Derivative Expense
Commodity Derivatives at March 31, 2013	$437
Commodity Derivatives at March 31, 2012	$—

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at March 31, 2013 were in the form of a three-way collar and swaps based on NYMEX pricing for oil and natural gas. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
At March 31, 2013	$—	$(4,058)	$—
At December 31, 2012	$—	$597	$—
The fair value of the Company's cash and cash equivalents and variable-rate bank debt approximated book value at March 31, 2013 and December 31, 2012. The estimated fair value of the Notes was $160.9 million and $155.3 million as of March 31, 2013 and December 31, 2012, respectively, as compared to the book value of $150 million as of each date. The estimated fair value of the Notes was provided by independent brokers using the actual period end quotes for the Notes, which represent Level 2 inputs.
Note 10—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of the ceiling test write-downs recognized, the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $50.9 million as of March 31, 2013.

Note 11 - Other Comprehensive Income

In accordance with ASC Topic 220, the following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the period ended March 31, 2013 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Beginning Balance	$521	$—	$521
Other comprehensive loss before reclassifications	(2,128)	(1,261)	(3,389)
Amounts reclassified from accumulated other comprehensive income (loss)	(521)	—	(521)
Net other comprehensive loss	(2,649)	(1,261)	(3,910)
Ending Balance	$(2,128)	$(1,261)	$(3,389)

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
We have successfully diversified into onshore, longer life basins in Oklahoma, Wyoming and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in East Texas through 2012, we have invested approximately $998 million into growing our longer life assets. During the nine year period ended December 31, 2012, we have realized a 95% drilling success rate on 878 gross wells drilled. Comparing 2012 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 252% and estimated proved reserves by 174%. At March 31, 2013, 88% of our estimated proved reserves and 71% of our first quarter 2013 production were derived from our longer life assets.
Gas prices have remained weak since late-2008.  As a result of the impact of low natural gas prices on our revenues and cash flow, we have focused on growing our reserves and production through a balanced drilling budget with an increased emphasis on growing our oil and natural gas liquids production.  In May 2010, we entered into the Woodford joint development agreement ("JDA"), which provided us with $85 million in cash during 2010 and 2011, along with a drilling carry that we have utilized since May 2010 to enhance economic returns by reducing our share of capital expenditures in the Woodford Shale and Mississippian Lime.  As a result of the JDA and the success of our drilling programs, as of December 31, 2012 we grew our estimated proved reserves by 18% and production by 10% since 2010, while maintaining our long-term debt 28% below 2008 levels.
During February 2012, we amended our JDA to accelerate the entry into Phase 2 of the drilling program effective March 1, 2012 and modify the drilling carry ratio. Under the amended JDA, the Phase 2 drilling carry was expanded to provide for development in both the Mississippian Lime and Woodford Shale plays whereby we will pay 25% of the cost to drill and complete wells and receive a 50% ownership interest. The Phase 2 drilling carry is subject to extensions in one-year intervals and as of March 31, 2013, approximately $60.4 million remained available. See “Liquidity and Capital Resources-Source of Capital: Joint Ventures.”
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

Derivative Instruments
The estimated fair values of our commodity derivative instruments are recorded in the consolidated balance sheet. The changes in fair value of those derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil and natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense).
Our hedges are specifically referenced to NYMEX prices for oil and natural gas. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At March 31, 2013, our derivative instruments, with the exception of our three-way collar, were designated as effective cash flow hedges.
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

	Three Months Ended March 31,
	2013	2012
Production:
Oil (Bbls)	125,723	141,275
Gas (Mcf)	6,436,595	6,729,315
Ngl (Mcfe)	1,064,647	593,135
Total Production (Mcfe)	8,255,580	8,170,100
Sales:
Total oil sales	$13,144,310	$15,508,957
Total gas sales	16,723,032	15,279,953
Total ngl sales	6,108,946	5,208,105
Total oil and gas sales	$35,976,288	$35,997,015
Average sales prices:
Oil (per Bbl)	$104.55	$109.78
Gas (per Mcf)	2.60	2.27
Ngl (per Mcfe)	5.74	8.78
Per Mcfe	4.36	4.41
The above sales and average sales prices include increases (decreases) to revenue related to the settlement of gas hedges of $532,000 and $2,155,000 and oil hedges of ($145,000) and ($53,000) for the three months ended March 31, 2013 and 2012, respectively.
Net income (loss) available to common stockholders totaled $2,607,000 and ($18,608,000) for the quarters ended March 31, 2013 and 2012, respectively. The primary fluctuations were as follows:
Production Total production increased 1% during the three month period ended March 31, 2013 as compared to the 2012 period. Gas production during the three month period ended March 31, 2013 decreased 4% from the comparable period in 2012. The decrease in gas production was primarily the result of the sale of our Fayetteville Shale assets in Arkansas in December 2012. Partially offsetting the impact of the sale were increases in gas production as a result of the successful drilling programs ongoing in our La Cantera field and our Woodford acreage. As a result of continued drilling in our longer-life basins, offset by the loss of production resulting from the sale of our Fayetteville assets, we expect our average daily gas production in 2013 to approximate that of 2012.

Oil production during the three month period ended March 31, 2013 decreased 11% from the 2012 period due primarily to continued normal production declines in our offshore Gulf of Mexico and East Texas fields. Partially offsetting these decreases were increases from the continued success of our La Cantera field as well as our Carthage and Mississippian Lime drilling programs. Due to the planned reduction in our capital spending in these areas for the remainder of 2013, we expect our average daily oil production during 2013 to decrease as compared to 2012.
Ngl production during the three month period ended March 31, 2013 increased 79% from the 2012 period due to the success experienced in our La Cantera field and the liquids rich portion of our Oklahoma properties. Partially offsetting these increases were decreases as a result of normal production declines at our offshore Gulf of Mexico fields as well as our East Texas fields. As a result of ongoing drilling in our liquids rich Oklahoma assets and increased production from La Cantera, we expect our daily Ngl production in 2013 to increase as compared to 2012.
Prices Including the effects of our hedges, average gas prices per Mcf for the three month period ended March 31, 2013 were $2.60 as compared to $2.27 for the 2012 period. Average oil prices per Bbl for the three months ended March 31, 2013 were $104.55 as compared to $109.78 for the 2012 period and average Ngl prices per Mcfe were $5.74 for the three months ended March 31, 2013, as compared to $8.78 for the 2012 period. Stated on an Mcfe basis, unit prices received during the three months ended March 31, 2013 were 1% lower than the prices received during the comparable 2012 period.
Revenue Including the effects of hedges, oil and gas sales of $35,976,000 during the three months ended March 31, 2013 were comparable to oil and gas sales of $35,997,000 during the 2012 period.
Expenses Lease operating expenses for the three months ended March 31, 2013 totaled $9,719,000 as compared to $9,665,000 during the 2012 period. Per unit lease operating expenses totaled $1.18 per Mcfe during each of the three month periods ended March 31, 2013 and 2012.
Production taxes for the three months ended March 31, 2013 totaled $1,028,000 as compared to $1,149,000 during the 2012 period. The decrease was due to the overall reduction in produced oil, gas and Ngl volumes at our East Texas fields during the period as compared to the first quarter of 2012.
General and administrative expenses during the three months ended March 31, 2013 totaled $4,716,000 as compared to $5,579,000 during the 2012 period. Included in general and administrative expenses was non-cash share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options:
Incentive Stock Options	$(4)	$223
Non-Qualified Stock Options	69	164
Restricted stock	491	1,536
Non-cash share based compensation	$556	$1,923
General and administrative expenses decreased 15% during the three months ended March 31, 2013 as compared to the comparable period of 2012 primarily due to decreased non-cash share-based compensation expense during the 2013 period. We capitalized $3,111,000 of general and administrative costs during the three month period ended March 31, 2013 compared to $3,056,000 during the 2012 period. General and administrative expenses in 2013 are expected to be lower than in 2012 as a result of this decrease in non-cash share based compensation expense.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three months ended March 31, 2013 totaled $12,611,000, or $1.53 per Mcfe, as compared to $14,979,000, or $1.83 per Mcfe, during the comparable 2012 period. The decrease in the per unit DD&A rate is primarily the result of the write-down of a portion of our evaluated oil and gas properties during 2012 in connection with ceiling test impairments.
At March 31, 2012, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at that date, averaged $2.97 per Mcf of natural gas, $107.99 per barrel of oil, and $8.74 per Mcfe of Ngl. As a result of lower natural gas prices and their negative impact on certain of our longer-lived estimated proved reserves and estimated future net cash flows, we recognized a ceiling test write-down of $20,111,000 during the three months ended March 31, 2012. Our cash flow hedges in place at March 31, 2012 increased the ceiling test write-down by approximately $1.2 million. No such ceiling test write-down occurred during 2013.

Interest expense, net of amounts capitalized on unevaluated properties, totaled $2,864,000 during the three months ended March 31, 2013 as compared to $2,270,000 during the 2012 period. During the three month period ended March 31, 2013, our capitalized interest totaled $1,452,000 as compared to $1,850,000 during the 2012 period. The increase in interest expense was due to increased borrowings outstanding under our bank credit facility during the three month period ended March 31, 2013 as compared to the prior year period.
Income tax expense (benefit) during the three months ended March 31, 2013 totaled $349,000 as compared to ($988,000) during the 2012 period. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs recognized in 2012, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $50,860,000 as of March 31, 2013.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities principally through cash flow from operations, bank borrowings, issuances of equity and debt securities, joint ventures and sales of assets. At both March 31, 2013 and December 31, 2012, we had a working capital deficit of approximately $31 million. Since we operate the majority of our drilling activities, we have the ability to reduce our capital expenditures to manage our working capital deficit and liquidity position. To the extent our capital expenditures during the remainder of 2013 exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of assets to fund a portion of our drilling budget.
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
Source of Capital: Operations
Net cash flow from operations decreased from $14.0 million during the three months ended March 31, 2012 to $9.1 million during the 2013 period. The decrease in operating cash flow during 2013 as compared to 2012 was primarily attributable to the decrease in our accounts payable to vendors offset by the reduction in accounts receivable from our joint partners.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Notes”) in a public offering. At March 31, 2013, the estimated fair value of the Notes was $160.9 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At March 31, 2013, $1.3 million had been accrued in connection with the September 1, 2013 interest payment and we were in compliance with all of the covenants contained in the Notes.
We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank and Whitney Bank. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of March 31, 2013 we had $60 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. The current borrowing base is $150 million (subject to the aggregate commitments of the lenders then in effect). The aggregate commitments of the lenders is currently $100 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next borrowing base redetermination is scheduled to occur by September 30, 2013. We or the lenders may request two additional borrowing base re-determinations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
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
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits us to repurchase up to $10 million of our common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase our Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of March 31, 2013, we were in compliance with all of the covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
Our shelf registration statement allows us to publicly offer and sell up to $250 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
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
During February 2012, we amended the joint development agreement with WSGP to provide additional funding for a share of our drilling costs relative to our drilling programs in both our Woodford Shale and Mississippian Lime project areas. WSGP will continue to earn 50% of our undeveloped Woodford Shale acreage as they continue to fund a share of our drilling costs. As of March 31, 2013, approximately $60.4 million of drilling carry remained available.
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
On December 31, 2012, we sold our non-operated Arkansas assets for net proceeds of $9.2 million. In January 2013, we sold 50% of our saltwater disposal systems and related surface assets in the Woodford for net proceeds of approximately $10 million.

Use of Capital: Exploration and Development
Our 2013 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $80 million and $100 million, of which $32 million was incurred during the first three months of 2013. We expect our capital expenditures to be substantially less in the second quarter of 2013 as compared to the first quarter. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. During the three months ended March 31, 2013, we funded our capital expenditures with cash flow from operations, cash on hand, proceeds from asset sales and borrowings under our bank credit facility. To the extent our capital expenditures during the remainder of 2013 exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of assets to fund a portion of our drilling budget.
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
Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of 2013, a 10% change in the prices we receive for our crude oil, natural gas and natural gas liquids production would have an approximate $9.1 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the three months ended March 31, 2013, we received $387,000 from the counterparties to our derivative instruments in connection with net hedge settlements.
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
As of March 31, 2013, we had entered into the following oil and gas contracts:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
April - December 2013	Three-Way Collar	10,000 Mmbtu	$2.00-$3.00-$4.09
April - December 2013	Swap	30,000 Mmbtu	$3.78
2014	Swap	10,000 Mmbtu	$4.08

Crude Oil:
April - December 2013	Swap	250 Bbls	$104.75
At March 31, 2013, we had an accumulated other comprehensive loss of approximately $3.4 million related to the estimated fair value of our effective cash flow hedges. Based on estimated future commodity prices as of March 31, 2013, we would realize a $2.0 million loss, net of taxes, during the next 12 months. This loss is expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
During April 2013, we entered into the following additional hedge contract accounted for as a cash flow hedge:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
July - December 2013	Collar	5,000 Mmbtu	$4.00-$4.75
After executing the above transaction, the Company has approximately 11.9 Bcf of gas volumes, at an average floor price of $3.62 per Mcf, and approximately 69,000 barrels of oil volumes at $104.75 hedged for 2013 and 3.6 Bcf of gas volumes at $4.08 per Mcf hedged in 2014.
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 29% of our total debt as of March 31, 2013. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of March 31, 2013, and assuming a 10% increase in interest rates and no change in the amount of debt outstanding, the potential effect on interest expense for 2013 is $0.3 million.

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
We cannot predict future oil and natural gas prices and such prices may decline further. An extended decline in oil and natural gas prices may adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced and may further reduce the amount of oil and natural gas that we can produce economically and has required and may require us to record additional ceiling test write-downs and may cause our estimated proved reserves at December 31, 2013 to decline compared to our estimated proved reserves at December 31, 2012. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices. Our sales are not made pursuant to long-term fixed price contracts.
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
As of March 31, 2013, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $189.0 million, which could have important consequences for you, including the following:

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
We review the net capitalized costs of our properties quarterly, using a single price based on the beginning of the month average of oil and natural gas prices for the prior 12 months. We also assess investments in unproved properties periodically to determine whether impairment has occurred. The risk that we will be required to further write down the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. As a result of the decline in commodity prices, we recognized ceiling test write-downs totaling $137.1 million during the year ended December 31, 2012. We may experience further ceiling test write-downs or other impairments in the future. In addition, any future ceiling test cushion would be subject to fluctuation as a result of acquisition or divestiture activity.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2013.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
January 1 - January 31, 2013	496	$5.07	—	—
February 1 - February 28, 2013	40,041	4.30	—	—
March 1 - March 31, 2013	15,323	3.87	—	—
Total	55,860	$4.19	—	—
 ________________________

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4. MINE SAFETY DISCLOSURES
NONE.

Item 5. OTHER INFORMATION
NONE.

Item 6. EXHIBITS

Exhibit 10.1, Fifth Amendment to Credit Agreement dated as of March 29, 2013, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IBERIABANK and Whitney Bank (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2013).

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

PETROQUEST ENERGY, INC.

Date:	May 8, 2013	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief (Authorized Officer and Principal Financial Officer)