Form 10-Q
period 2013-09-30
PETROQUEST ENERGY INC
filed 2013-11-06
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2013 there were 64,484,346 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	September 30, 2013	December 31, 2012
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$19,409	$14,904
Revenue receivable	31,561	17,742
Joint interest billing receivable	27,212	42,595
Other receivable	—	9,208
Derivative asset	2,323	830
Prepaid drilling costs	963	1,698
Other current assets	7,411	2,607
Total current assets	88,879	89,584
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	2,003,907	1,734,477
Unevaluated oil and gas properties	87,117	71,713
Accumulated depreciation, depletion and amortization	(1,530,928)	(1,472,244)
Oil and gas properties, net	560,096	333,946
Other property and equipment	13,340	12,370
Accumulated depreciation of other property and equipment	(8,512)	(7,607)
Total property and equipment	564,924	338,709
Derivative asset	305	—
Other assets, net of accumulated depreciation and amortization of $5,166 and $4,240, respectively	9,783	5,110
Total assets	$663,891	$433,403
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$31,353	$58,960
Advances from co-owners	7,144	20,459
Oil and gas revenue payable	45,438	26,175
Accrued interest and preferred stock dividend	4,175	6,190
Asset retirement obligation	1,502	2,351
Derivative liability	525	233
Other accrued liabilities	9,616	6,535
Total current liabilities	99,753	120,903
Bank debt	75,000	50,000
10% Senior Notes	350,000	150,000
Asset retirement obligation	41,350	24,909
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 63,353 and 62,768 shares, respectively	63	63
Paid-in capital	279,260	276,534
Accumulated other comprehensive income	1,340	521
Accumulated deficit	(182,876)	(189,528)
Total stockholders’ equity	97,788	87,591
Total liabilities and stockholders’ equity	$663,891	$433,403

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Oil and gas sales	$55,578	$33,913	$129,630	$103,286
Gas gathering revenue	9	38	68	119
	55,587	33,951	129,698	103,405
Expenses:
Lease operating expenses	12,652	9,658	31,208	28,408
Production taxes	1,248	880	3,757	112
Depreciation, depletion and amortization	22,475	15,032	49,882	46,024
Ceiling test write-down	—	35,391	—	108,987
General and administrative	9,132	5,963	20,199	17,541
Accretion of asset retirement obligation	543	525	1,203	1,542
Interest expense	8,071	2,338	14,051	7,021
	54,121	69,787	120,300	209,635
Other income (expense):
Other income	176	257	432	529
Derivative income (expense)	45	(340)	202	(715)
	221	(83)	634	(186)
Income (loss) from operations	1,687	(35,919)	10,032	(106,416)
Income tax expense (benefit)	17	1,435	(474)	1,496
Net income (loss)	1,670	(37,354)	10,506	(107,912)
Preferred stock dividend	1,287	1,285	3,854	3,855
Net income (loss) available to common stockholders	$383	$(38,639)	$6,652	$(111,767)
Earnings per common share:
Basic
Net income (loss) per share	$0.01	$(0.62)	$0.10	$(1.79)
Diluted
Net income (loss) per share	$0.01	$(0.62)	$0.10	$(1.79)
Weighted average number of common shares:
Basic	63,096	62,492	62,936	62,356
Diluted	63,242	62,492	63,105	62,356
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$1,670	$(37,354)	$10,506	$(107,912)
Change in fair value of derivative instruments, accounted for as hedges, net of income tax expense (benefit) of $(46), $1,435, $485 and $2,032, respectively.	(78)	(2,423)	819	(3,431)
Comprehensive income (loss)	$1,592	$(39,777)	$11,325	$(111,343)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$10,506	$(107,912)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	(474)	1,496
Depreciation, depletion and amortization	49,882	46,024
Ceiling test writedown	—	108,987
Accretion of asset retirement obligation	1,203	1,542
Share based compensation expense	3,105	5,609
Amortization costs and other	1,138	594
Non-cash derivative (income) expense	(202)	715
Payments to settle asset retirement obligations	(2,415)	(2,519)
Changes in working capital accounts:
Revenue receivable	(13,819)	141
Prepaid drilling and pipe costs	735	2,891
Joint interest billing receivable	13,612	20,312
Accounts payable and accrued liabilities	(11,781)	1,464
Advances from co-owners	(13,315)	(8,802)
Other	(5,266)	(2,866)
Net cash provided by operating activities	32,909	67,676
Cash flows used in investing activities:
Investment in oil and gas properties	(261,707)	(121,428)
Investment in other property and equipment	(970)	—
Sale of oil and gas properties	18,915	837
Sale of unevaluated oil and gas properties	—	6,083
Net cash used in investing activities	(243,762)	(114,508)
Cash flows provided by financing activities:
Net payments for share based compensation plans	(379)	(840)
Deferred financing costs	(487)	(33)
Payment of preferred stock dividend	(3,854)	(3,855)
Proceeds from issuance of 10% Senior Notes	200,000	—
Deferred financing costs of 10% Senior Notes	(4,922)	—
Proceeds from bank borrowings	62,000	72,500
Repayment of bank borrowings	(37,000)	(37,500)
Net cash provided by financing activities	215,358	30,272
Net increase (decrease) in cash and cash equivalents	4,505	(16,560)
Cash and cash equivalents, beginning of period	14,904	22,263
Cash and cash equivalents, end of period	$19,409	$5,703
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,479	$15,628
Income taxes	$11	$15
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Basis of Presentation
The consolidated financial information for the three and nine month periods ended September 30, 2013 and 2012, has been prepared by the Company and was not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2013 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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

Note 2—Acquisition
On July 3, 2013, the Company acquired certain shallow water Gulf of Mexico shelf oil and gas properties (the “Acquired Assets”), for an aggregate cash purchase price of $188.2 million, subject to customary adjustments to reflect an effective date of January 1, 2013 (collectively, the "Gulf of Mexico Acquisition"). The Acquired Assets included 16 wells located on seven platforms.

The aggregate cash purchase price of the Gulf of Mexico Acquisition was financed with the net proceeds from the sale in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), of $200 million aggregate principal amount of the Company's 10% Senior Notes due 2017.  The Company subsequently registered the 10% Senior Notes due 2017 in an exchange offer completed in September 2013 (the "New Notes"). The New Notes have terms that, subject to certain exceptions, are substantially identical to the Company's existing $150 million aggregate principal amount of 10% Senior Notes due 2017. The Company recorded $0.9 million of deferred financing costs related to the New Notes in the second and third quarters of 2013 and an additional $4.0 million of deferred financing costs related to the underwriting fee paid to the initial purchasers of the New Notes on the closing date of July 3, 2013. The Company also incurred $3.9 million of acquisition-related costs, including $2.6 million related to a bridge commitment fee, which were recognized as general and administrative expenses.
The Gulf of Mexico Acquisition is accounted for under the purchase method of accounting, which involves determining the fair value of the assets acquired and liabilities assumed. The following purchase price allocation is preliminary and based on management's best estimates of the fair value of the assets acquired and liabilities assumed as of the date of this Form 10-Q. The preliminary purchase price allocation is subject to change based on numerous factors, including the final adjusted purchase price and the final estimated fair value of the assets acquired and liabilities assumed. Any such adjustments to the preliminary estimates of fair value could be material.

The fair value of proved and unevaluated oil and gas properties was estimated using the income approach based on estimated reserve quantities, costs to produce and develop reserves, and forward prices for oil and gas, which represent Level 2 and Level 3 inputs. Asset retirement obligations were determined in accordance with applicable accounting standards.

The following table summarizes the estimated acquisition date fair values of the net assets acquired (in thousands):

Oil and gas properties	$191,466
Unevaluated oil and gas properties	12,033
Asset retirement obligations	(15,319)
Net assets to be acquired	$188,180

The following unaudited summary pro forma statement of operations for the three and nine month periods ended September 30, 2013 and 2012 has been prepared to give effect to the Gulf of Mexico Acquisition as if it had occurred on January 1, 2012. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2012 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities and other factors. Amounts in millions, except per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$55,587	$46,384	$162,494	$132,303
Income (Loss) from Operations	4,318	(38,178)	15,487	(121,955)
Net Income (Loss) available to common stockholders	3,014	(40,898)	12,107	(127,306)

Basic Earnings per Share	$0.05	$(0.65)	$0.19	$(2.04)
Diluted Earnings per Share	$0.05	$(0.65)	$0.19	$(2.04)

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

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Three Months Ended September 30, 2013	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$383	63,096
Attributable to participating securities	(8)
BASIC EPS	$375	63,096	$0.01

Net income available to common stockholders	383	63,096
Effect of dilutive securities:
Stock options	—	146
Attributable to participating securities	(8)	—
DILUTED EPS	$375	63,242	$0.01

For the Nine Months Ended September 30, 2013	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$6,652	62,936
Attributable to participating securities	(151)
BASIC EPS	$6,501	62,936	$0.10

Net income available to common stockholders	$6,652	62,936
Effect of dilutive securities:
Stock options		169
Attributable to participating securities	(151)	—
DILUTED EPS	$6,501	63,105	$0.10

For the Three Months Ended September 30, 2012	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(38,639)	62,492	$(0.62)
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
DILUTED EPS	$(38,639)	62,492	$(0.62)

For the Nine Months Ended September 30, 2012	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(111,767)	62,356	$(1.79)
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
DILUTED EPS	$(111,767)	62,356	$(1.79)
Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2013 because the inclusion would have been anti-dilutive. Options to purchase 1,199,000 and 1,245,000 shares of common stock were outstanding during the three and nine month periods ended September 30, 2013, respectively, and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.

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

Note 5—Long-Term Debt
On August 19, 2010, the Company issued $150 million in principal amount of 10% Senior Notes due 2017 (the “ Existing Notes”) in a public offering. On July 3, 2013, the Company closed a private offering of $200 million aggregate principal amount of 10% Senior Notes due 2017. The Company subsequently registered the 10% Senior Notes due 2017 in an exchange offer completed in September 2013 (the "New Notes" and together with the Existing Notes, the "Notes"). The New Notes were issued at a price equal to 100% of their face value plus accrued interest from March 1, 2013.  The New Notes have terms that, subject to certain exceptions, are substantially identical to the Existing Notes. The net proceeds from the offering were used to finance the $188.2 million aggregate cash purchase price of the Gulf of Mexico Acquisition, which also closed on July 3, 2013.
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At September 30, 2013, $2.9 million had been accrued in connection with the March 1, 2014 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A. and IberiaBank. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of September 30, 2013 the Company had $75.0 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. On July 3, 2013 the borrowing base was increased from $150 million to $200 million (subject to the aggregate commitments of the lenders then in effect). As of September 30, 2013, the aggregate commitments of the lenders was $150 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next borrowing base redetermination is scheduled to occur by March 31, 2014. The Company or the lenders may request two additional borrowing base re-determinations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
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
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a tiered rolling four quarter basis, of 3.5 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits the Company to repurchase up to $10 million of the Company’s common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of September 30, 2013, the Company was in compliance with all of the covenants contained in the Credit Agreement.

Note 6—Asset Retirement Obligation
The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Nine Months Ended September 30,
	2013	2012
Asset retirement obligation, beginning of period	$27,260	$30,427
Liabilities incurred	498	867
Liabilities assumed	15,319	—
Liabilities settled	(2,415)	(2,519)
Accretion expense	1,203	1,542
Revisions in estimated cash flows	987	(42)
Asset retirement obligation, end of period	42,852	30,275
Less: current portion of asset retirement obligation	(1,502)	(1,034)
Long-term asset retirement obligation	$41,350	$29,241

Note 7—Share-Based Compensation
Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation expense for the three and nine month periods ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options:
Incentive Stock Options	$86	$211	$175	$646
Non-Qualified Stock Options	41	181	176	509
Restricted stock	1,182	1,379	2,754	4,454
Restricted stock units	604	—	1,147	—
Share based compensation	$1,913	$1,771	$4,252	$5,609
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
At September 30, 2012, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at that date, averaged $2.22 per Mcf of natural gas, $104.83 per barrel of oil and $7.44 per Mcfe of Ngl. As a result of lower natural gas prices and their negative impact on certain of the Company’s longer-lived estimated proved reserves and estimated future net cash flows, the Company recognized ceiling test write-downs of $35.4 million and $109.0 million during the three and nine months ended September 30, 2012, respectively. The Company’s cash flow hedges in place at September 30, 2012 decreased the ceiling test write-down by approximately $2.1 million. The Company recognized no such ceiling test write-down during the three and nine months ended September 30, 2013.

Note 9—Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil, natural gas or natural gas liquids (Ngl) quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At September 30, 2013, the Company designated all but three of its derivative instruments as effective cash flow hedges. The Company does not have master netting arrangements with any of its counterparties. Accordingly, derivative assets and liabilities are recorded on a gross basis in the consolidated balance sheet.
Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $767,000 and $1,482,000, Ngl hedges of $5,000 and $312,000 and oil hedges of ($538,000) and $491,000 for the three months ended September 30, 2013 and 2012, respectively. For the nine month periods ended September 30, 2013 and 2012, oil and gas sales include additions (reductions) related to the settlement of gas hedges of $422,000 and $6,867,000, Ngl hedges of $5,000 and $544,000 and oil hedges of ($684,000) and $853,000, respectively.
As of September 30, 2013, the Company had entered into the following commodity derivative instruments:

Production Period	Instrument Type	Daily Volumes		Weighted Average Price
Natural Gas:
October - December 2013	Three-Way Collar	10,000 Mmbtu		$2.00-$3.00-$4.09
October - December 2013	Swap	30,000 Mmbtu		$3.78
October - December 2013	Collar	5,000 Mmbtu		$4.00 - $4.75
2014	Swap	20,000 Mmbtu		$4.04
Crude Oil:
October - December 2013	Swap	1,350 Bbls	(1)	$102.45
January - June 2014	Swap	200 Bbls	(3)	$101.30
2014	Swap	750 Bbls	(2)	$97.47
Natural Gas Liquids:
October - December 2013	Swap	150 Bbls		$92.42
(1) 500 Bbls per day tied to LLS index.
(2) 400 Bbls per day tied to LLS index.
(3) 200 Bbls per day tied to LLS index.
At September 30, 2013, the Company had accumulated other comprehensive income of approximately $1.3 million related to the estimated fair value of its effective cash flow hedges. Based on estimated future commodity prices as of September 30, 2013, the Company would realize a $1.1 million gain, net of taxes, during the next 12 months. This gain is expected to be reclassified based on the schedule of volumes stipulated in the derivative contracts.
Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheet at September 30, 2013 and December 31, 2012:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
September 30, 2013	Derivative asset (short-term)	$2,274
September 30, 2013	Derivative asset (long-term)	$305
September 30, 2013	Derivative liability (short-term)	$(445)
December 31, 2012	Derivative asset (short-term)	$830

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the three months ended September 30, 2013 and 2012:

Instrument	Amount of Loss Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain Reclassified into Income
Commodity Derivatives at September 30, 2013	$(78)	Oil and gas sales	$436
Commodity Derivatives at September 30, 2012	$(2,423)	Oil and gas sales	$2,285

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the nine months ended September 30, 2013 and 2012 :

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified into Income	Amount of Gain (Loss) Reclassified into Income
Commodity Derivatives at September 30, 2013	$819	Oil and gas sales	$(18)
Commodity Derivatives at September 30, 2012	$(3,431)	Oil and gas sales	$8,264
Derivatives not designated as hedging instruments:
The following tables reflect the fair value of the Company’s non-designated derivative instruments in the consolidated financial statements (in thousands):
Effect of Non-designated Derivative Instruments on the Consolidated Balance Sheet at September 30, 2013 and December 31, 2012:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
September 30, 2013	Derivative asset (short-term)	$49
September 30, 2013	Derivative liability (short-term)	$(80)
December 31, 2012	Derivative liability (short-term)	$(233)
Effect of Non-designated Derivative Instruments on the Consolidated Statement of Operations for the three months ended September 30, 2013 and 2012:

Instrument	Amount of Unrealized Gain (Loss) Recognized in Derivative Expense
Commodity Derivatives at September 30, 2013	$45
Commodity Derivatives at September 30, 2012	$(340)

Effect of Non-designated Derivative Instruments on the Consolidated Statement of Operations for the nine months ended September 30, 2013 and 2012:

Instrument	Amount of Unrealized Gain (Loss) Recognized in Derivative Expense
Commodity Derivatives at September 30, 2013	$202
Commodity Derivatives at September 30, 2012	$(715)

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at September 30, 2013 were in the form of a three-way collar, a zero cost collar and swaps based on NYMEX pricing for oil and natural gas and OPIS Mt. Belvieu pricing for natural gas liquids. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
At September 30, 2013	$—	$2,103	$—
At December 31, 2012	$—	$597	$—
The fair value of the Company's cash and cash equivalents and variable-rate bank debt approximated book value at September 30, 2013 and December 31, 2012. The estimated fair value of the Notes was $350.9 million and $155.3 million as of September 30, 2013 and December 31, 2012, respectively, as compared to the book value of $350 million and $150 million as of September 30, 2013 and December 31, 2012, respectively. The estimated fair value of the Notes was provided by independent brokers using the actual period end quotes for the Notes, which represent Level 2 inputs.
Note 11—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expense and state income taxes. As a result of the ceiling test write-downs recognized, the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $47.2 million as of September 30, 2013.

Note 12 - Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended September 30, 2013 (in thousands):

Gains and Losses on Cash Flow Hedges
Balance as of June 30, 2013	$1,418
Other comprehensive income before reclassifications	196
Amounts reclassified from accumulated other comprehensive income	(274)
Net other comprehensive loss	(78)
Balance as of September 30, 2013	$1,340

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the nine month period ended September 30, 2013 (in thousands):

Gains and Losses on Cash Flow Hedges
Balance as of December 31, 2012	$521
Other comprehensive income before reclassifications	808
Amounts reclassified from accumulated other comprehensive income	11
Net other comprehensive income	819
Balance as of September 30, 2013	$1,340

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
We have successfully diversified into onshore, longer life basins in Oklahoma and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in East Texas through 2012, we have invested approximately $998 million into growing our longer life assets. During the nine year period ended December 31, 2012, we have realized a 95% drilling success rate on 878 gross wells drilled. Comparing 2012 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 252% and estimated proved reserves by 174%. At September 30, 2013, 80% of our estimated proved reserves and 66% of our first nine months 2013 production were derived from our longer life assets.
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
On July 3, 2013, we acquired certain shallow water Gulf of Mexico shelf oil and gas properties (the “Acquired Assets”), for an aggregate cash purchase price of $188.2 million, subject to customary adjustments to reflect an effective date of January 1, 2013, (collectively, the "Gulf of Mexico Acquisition"). The Acquired Assets include 16 wells located on 7 platforms. We believe the acquisition of the Acquired Assets represents both a strategic and transformative transaction for us. This transaction builds upon our existing strategy of utilizing free cash flow from our shorter life, Gulf Coast Basin assets to develop our longer life resource assets. We plan to utilize a portion of the free cash flow generated from these acquired properties to accelerate the development of our Woodford Shale and Cotton Valley resource plays.
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
Our hedges are specifically referenced to NYMEX prices for oil and natural gas and OPIS Mt. Belvieu for natural gas liquids. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX and OPIS Mt. Belvieu prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX and OPIS Mt. Belvieu prices at which the hedges will be settled. At September 30, 2013, our derivative instruments, with the exception of our three-way collar and two of our oil swaps, were designated as effective cash flow hedges.
Estimating the fair value of derivative instruments requires valuation calculations incorporating estimates of future NYMEX and OPIS Mt. Belvieu prices, discount rates and price movements. As a result, we calculate the fair value of our commodity derivatives using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. Our fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of our default risk for derivative liabilities.
Results of Operations
The following table sets forth certain information with respect to our oil and gas operations for the periods noted. These historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Production:
Oil (Bbls)	219,402	122,645	460,822	379,958
Gas (Mcf)	8,351,200	6,888,569	21,519,550	20,563,350
Ngl (Mcfe)	1,238,719	894,138	3,560,179	2,250,569
Total Production (Mcfe)	10,906,331	8,518,577	27,844,661	25,093,667
Sales:
Total oil sales	$23,663,415	$13,287,548	$48,831,937	$41,627,602
Total gas sales	25,009,383	15,583,994	61,980,015	46,321,605
Total ngl sales	6,905,048	5,041,274	18,818,166	15,336,515
Total oil and gas sales	$55,577,846	$33,912,816	$129,630,118	$103,285,722
Average sales prices:
Oil (per Bbl)	$107.85	$108.34	$105.97	$109.56
Gas (per Mcf)	2.99	2.26	2.88	2.25
Ngl (per Mcfe)	5.57	5.64	5.29	6.81
Per Mcfe	5.10	3.98	4.66	4.12
The above sales and average sales prices include increases (decreases) to revenue related to the settlement of gas hedges of $767,000 and $1,482,000, Ngl hedges of $5,000 and $312,000 and oil hedges of ($538,000) and $491,000 for the three months ended September 30, 2013 and 2012, respectively. The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of $422,000 and $6,867,000, Ngl hedges of $5,000 and $544,000, and oil hedges of ($684,000) and $853,000 for the nine months ended September 30, 2013 and 2012, respectively.
Net income (loss) available to common stockholders totaled $383,000 and ($38,639,000) for the quarters ended September 30, 2013 and 2012, respectively, while net income (loss) available to common stockholders totaled $6,652,000 and ($111,767,000) for the nine months ended September 30, 2013 and 2012, respectively. The primary fluctuations were as follows:
Production Total production increased 28% and 11% during the three and nine month periods ended September 30, 2013 as compared to the respective 2012 periods. Gas production during the three and nine month periods ended September 30, 2013 increased 21% and 5% from the comparable periods in 2012. The increases in gas production were primarily the result of added production from the wells acquired in the Gulf of Mexico Acquisition which closed on July 3, 2013. Additionally, gas production increased as a result of the successful drilling programs in our La Cantera field and our liquids rich Woodford acreage. Partially offsetting these increases were decreases in gas production due to normal production declines at our dry gas Oklahoma fields as well as certain of our legacy Gulf of Mexico fields in addition to the loss of production resulting from the sale of our Fayetteville assets in December 2012. For the remainder of 2013, we expect our average daily gas production to continue to increase as compared to 2012.
Oil production during the three and nine month periods ended September 30, 2013 increased 79% and 21%, respectively, from the 2012 periods due primarily to added production from the wells acquired in the Gulf of Mexico Acquisition as well as the continued success of our La Cantera field. Partially offsetting these increases were decreases as a result of continued normal production declines in certain of our legacy Gulf of Mexico and East Texas fields. As a result of added production from the wells acquired in the Gulf of Mexico Acquisition, we expect our average daily oil production during the remainder of 2013 to continue to increase significantly as compared to 2012.
Ngl production during the three and nine month periods ended September 30, 2013 increased 39% and 58% from the respective 2012 periods due to the success experienced in our La Cantera field and the liquids rich portion of our Oklahoma properties, as well as added production from the wells acquired in the Gulf of Mexico Acquisition. Partially offsetting these increases were decreases as a result of normal production declines at certain of our offshore Gulf of Mexico fields. As a result of the above, we expect our daily Ngl production for the remainder of 2013 to continue to increase as compared to 2012.
Prices Including the effects of our hedges, average gas prices per Mcf for the three and nine month periods ended September 30, 2013 were $2.99 and $2.88 as compared to $2.26 and $2.25 for the respective 2012 periods. Average oil prices per Bbl for the three and nine months ended September 30, 2013 were $107.85 and $105.97 as compared to $108.34 and $109.56 for the 2012 periods and average Ngl prices per Mcfe were $5.57 and $5.29 for the three and nine months ended September 30, 2013, as compared to $5.64 and $6.81 for the 2012 periods. Stated on an Mcfe basis, unit prices received during the three and nine months ended September 30, 2013 were 28% and 13% higher, respectively, than prices received during the comparable 2012 periods.
Revenue Including the effects of hedges, oil and gas sales during the three months ended September 30, 2013 increased 64% to $55,578,000, as compared to oil and gas sales of $33,913,000 during the 2012 period. Including the effects of hedges, oil and gas sales during the nine months ended September 30, 2013 increased 26% to $129,630,000, as compared to oil and gas sales of $103,286,000 during the 2012 period. These increases were primarily the result of higher average realized prices for our production during the 2013 periods and increased production as discussed above.
Expenses Lease operating expenses for the three and nine months ended September 30, 2013 totaled $12,652,000 and $31,208,000, respectively, as compared to $9,658,000 and $28,408,000 during the 2012 periods. Per unit lease operating expenses totaled $1.16 and $1.12 per Mcfe, respectively, during the three and nine month periods ended September 30, 2013 as compared to $1.13 per Mcfe during the respective 2012 periods. We expect the absolute amount of lease operating expenses to increase during the remainder of 2013 as a result of the Gulf of Mexico Acquisition, but we expect per unit lease operating costs to approximate per unit amounts in 2012.
Production taxes for the three and nine months ended September 30, 2013 totaled $1,248,000 and $3,757,000, respectively, as compared to $880,000 and $112,000, respectively, during the 2012 periods. Production taxes during 2012 were lowered as a result of recording a receivable of $2,717,000 during the second quarter of 2012 for refunds relative to production taxes previously paid on our Oklahoma horizontal wells that we expect to receive over three years. Because the majority of the assets purchased in the Gulf of Mexico Acquisition are located in Federal waters and are therefore not subject to production taxes, we do not expect a meaningful change to our production taxes as a result of the Gulf of Mexico Acquisition.
General and administrative expenses during the three and nine months ended September 30, 2013 totaled $9,132,000 and $20,199,000, respectively, as compared to $5,963,000 and $17,541,000 during the 2012 periods. Included in general and administrative expenses was non-cash share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options:
Incentive Stock Options	$86	$211	$175	$646
Non-Qualified Stock Options	41	181	176	509
Restricted stock	1,182	1,379	2,754	4,454
Non-cash share based compensation	$1,309	$1,771	$3,105	$5,609

General and administrative expenses increased 15% during the nine months ended September 30, 2013 as compared to the comparable period of 2012. Included in general and administrative expenses for the three and nine months ended September 30, 2013 is $2,872,000 and $3,878,000, respectively, of transaction-related costs related to the Gulf of Mexico Acquisition. In addition, during the third quarter of 2013, we recognized approximately $1,009,000 in general and administrative expenses associated with benefits due under the compensation agreements of the Company's Executive Vice-President and General Counsel, who passed away unexpectedly in September 2013. We capitalized $3,526,000 and $9,682,000, respectively, of general and administrative costs during the three and nine month periods ended September 30, 2013 compared to $3,276,000 and $9,582,000, respectively, during the 2012 periods. We expect our general and administrative expenses in the fourth quarter of 2013 to decrease from third quarter amounts.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three and nine months ended September 30, 2013 totaled $22,107,000, or $2.03 per Mcfe, and $48,978,000, or $1.76 per Mcfe, respectively, as compared to $14,736,000, or $1.73 per Mcfe, and $45,203,000, or $1.80 per Mcfe, respectively, during the comparable 2012 periods. The increase in the per unit DD&A rate for the three month 2013 period is primarily the result of the purchase price of the assets acquired in the Gulf of Mexico Acquisition. As a result of the impact of the Gulf of Mexico Acquisition, we expect our DD&A rate to increase during the remainder of 2013.
At September 30, 2012, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at that date, averaged $2.22 per Mcf of natural gas, $104.83 per barrel of oil and $7.44 per Mcfe of Ngl. As a result of lower natural gas prices and their negative impact on certain of our longer-lived estimated proved reserves and estimated future net cash flows, we recognized ceiling test write-downs of $35,391,000 and $108,987,000 during the three and nine months ended September 30, 2012, respectively. Our cash flow hedges in place at September 30, 2012 decreased the ceiling test write-down by approximately $2,100,000.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $8,071,000 and $14,051,000 during the three and nine months ended September 30, 2013, respectively, as compared to $2,338,000 and $7,021,000, respectively, during the 2012 periods. During the three and nine month periods ended September 30, 2013, our capitalized interest totaled $1,757,000 and $4,525,000, respectively, as compared to $1,869,000 and $5,452,000, respectively, during the 2012 periods. The increases in interest expense were a result of the issuance of $200 million of 10% senior notes due 2017, which were used to finance the Gulf of Mexico Acquisition in addition to increased borrowings outstanding under our bank credit facility during the 2013 periods as compared to the prior year periods. As a result, we expect interest expense to remain higher than 2012 levels.
Income tax expense (benefit) during the three and nine months ended September 30, 2013 totaled $17,000 and ($474,000), respectively, as compared to $1,435,000 and $1,496,000, respectively, during the 2012 periods. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of the ceiling test write-downs recognized in 2012, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $47,183,000 as of September 30, 2013.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities principally through cash flow from operations, bank borrowings, issuances of equity and debt securities, joint ventures and sales of assets. At September 30, 2013 we had a working capital deficit of approximately $11 million as compared to a working capital deficit of approximately $31 million as of December 31, 2012. Since we operate the majority of our drilling activities, we have the ability to reduce our capital expenditures to manage our working capital deficit and liquidity position. To the extent our capital expenditures during the remainder of 2013 exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of assets to fund a portion of our drilling budget.
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
Source of Capital: Operations
Net cash flow from operations decreased from $67.7 million during the nine months ended September 30, 2012 to $32.9 million during the 2013 period. The decrease in operating cash flow during 2013 as compared to 2012 was primarily attributable to the decrease in our accounts payable to vendors, advances from co-owners and revenue receivable offset by the reduction in accounts receivable from our joint partners.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Existing Notes”) in a public offering. On July 3, 2013, we closed a private offering of $200 million aggregate principal amount of 10% Senior Notes due 2017. The Company subsequently registered the 10% Senior Notes due 2017 in an exchange offer completed in September 2013 (the "New Notes" and together with the Existing Notes, the "Notes"). The New Notes were issued at a price equal to 100% of their face value plus accrued interest from March 1, 2013.  The New Notes have terms that, subject to certain exceptions, are substantially identical to the Existing Notes. The net proceeds from the offering were used to finance the $188.2 million aggregate cash purchase price of the Gulf of Mexico Acquisition, which also closed on July 3, 2013.

At September 30, 2013, the estimated fair value of the Notes was $350.9 million, based upon a market quote provided by an independent broker. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At September 30, 2013, $2.9 million had been accrued in connection with the March 1, 2014 interest payment and we were in compliance with all of the covenants contained in the Notes.

We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A. and IberiaBank. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of September 30, 2013 we had $75 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. The borrowing base at September 30, 2013 was $200 million (subject to the aggregate commitments of the lenders then in effect). The aggregate commitments of the lenders at September 30, 2013 was $150 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions.
The next borrowing base redetermination is scheduled to occur by March 31, 2014. We or the lenders may request two additional borrowing base re-determinations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
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
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX on a tiered rolling four quarter basis, of 3.5 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits us to repurchase up to $10 million of our common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase our Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of September 30, 2013, we were in compliance with all of the covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
Our shelf registration statement allows us to publicly offer and sell up to $350 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
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
During February 2012, we amended the joint development agreement with WSGP to provide additional funding for a share of our drilling costs relative to our drilling programs in both our Woodford Shale and Mississippian Lime project areas. WSGP will continue to earn 50% of our undeveloped Woodford Shale acreage as they continue to fund a share of our drilling costs. As of September 30, 2013, approximately $53.2 million of drilling carry remained available.
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
Use of Capital: Exploration and Development
Our 2013 capital budget, which includes capitalized interest and general and administrative costs and excludes acquisitions, is expected to range between $100 million and $110 million, of which $81.3 million was incurred during the first nine months of 2013. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. During the nine months ended September 30, 2013, we funded our capital expenditures with cash flow from operations, cash on hand, proceeds from asset sales and borrowings under our bank credit facility. To the extent our capital expenditures during the remainder of 2013 exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of assets to fund a portion of our drilling budget.
Use of Capital: Acquisitions
On July 3, 2013, the Company closed the Gulf of Mexico Acquisition for an aggregate cash purchase price of $188.2 million, subject to customary adjustments to reflect an effective date of January 1, 2013. The Acquired Assets include 16 wells located on 7 platforms.
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
Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of 2013, a 10% change in the prices we receive for our crude oil, natural gas and natural gas liquids production would have an approximate $3.7 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the three and nine months ended September 30, 2013, we received $0.2 million and paid $0.3 million, respectively, to the counterparties to our derivative instruments in connection with net hedge settlements.
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

As of September 30, 2013, we had entered into the following oil and gas contracts:

Production Period	Instrument Type	Daily Volumes		Weighted Average Price
Natural Gas:
October - December 2013	Three-Way Collar	10,000 Mmbtu		$2.00-$3.00-$4.09
October - December 2013	Swap	30,000 Mmbtu		$3.78
October - December 2013	Collar	5,000 Mmbtu		$4.00 - $4.75
2014	Swap	20,000 Mmbtu		$4.04
Crude Oil:
October - December 2013	Swap	1,350 Bbls	(1)	$102.45
January - June 2014	Swap	200 Bbls	(3)	$101.30
2014	Swap	750 Bbls	(2)	$97.47
Natural Gas Liquids:
October - December 2013	Swap	150 Bbls		$92.42
(1) 500 Bbls per day tied to LLS index.
(2) 400 Bbls per day tied to LLS index.
(3) 200 Bbls per day tied to LLS index.
After executing the above transactions, the Company has approximately 4.1 Bcf of gas volumes at an average floor price of $3.63 per Mcf, approximately 124,000 barrels of oil volumes at an average price of $102.45 and approximately 14,000 Bbls of NGL volumes at $92.42 hedged for 2013. Additionally, the Company has approximately 7.3 Bcf of gas volumes at an average floor price of $4.04 per Mcf and approximately 310,000 barrels of oil volumes at an average price of $97.91 hedged for 2014.
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 18% of our total debt as of September 30, 2013. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of September 30, 2013, and assuming a 10% increase in interest rates and no change in the amount of debt outstanding, the potential effect on interest expense for the remainder of 2013 is less than $0.1 million.
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
The aggregate principal amount of our outstanding indebtedness net of cash on hand as of September 30, 2013 was $405.6 million. We would also have been able to incur $75 million of secured indebtedness under our senior secured bank credit facility, subject, however, to limitations on incurrence of indebtedness under the indenture governing our 10% senior notes due 2017, which we refer to as our 10% notes. In addition, we may also incur additional indebtedness in the future. Specifically, our high level of debt could have important consequences for you, including the following:

•
it may be more difficult for us to satisfy our obligations with respect to our outstanding indebtedness, including the 10% notes, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•
the covenants contained in our debt agreements limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations and may limit our flexibility in operating our business;

•
we will need to use a substantial portion of our cash flows to pay interest on our debt, $35 million per year for interest on our 10% notes alone, and to pay quarterly dividends, if declared by our Board of Directors, on our Series B Preferred Stock of approximately $5.1 million per year, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

Item 3. DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4. MINE SAFETY DISCLOSURES
NONE.

Item 5. OTHER INFORMATION
NONE.

Item 6. EXHIBITS

Exhibit 4.1, Second Supplemental Indenture, dated July 3, 2013, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013).

Exhibit 4.2, Registration Rights Agreement, dated July 3, 2013, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein) (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013).

Exhibit 31.1*, Certification of Chief Executive Officer pursuant to Rule 13-a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2*, Certification of Chief Financial Officer pursuant to Rule 13-a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1*, Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*, Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS, XBRL Instance Document

Exhibit 101.SCH, XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL, XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF, XBRL Taxonomy Definitions Linkbase Document

Exhibit 101.LAB, XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE, XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROQUEST ENERGY, INC.

Date:	November 6, 2013	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief (Authorized Officer and Principal Financial Officer)