Form 10-K
period 2013-12-31
PETROQUEST ENERGY INC
filed 2014-03-05
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
☒  Yes     ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer	☒
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes    ☒   No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 28, 2013, based on the $3.96 per share closing price for the registrant's Common Stock, par value $.001 per share, as quoted on the New York Stock Exchange, was approximately $162,000,000 (for purposes of this disclosure, the registrant assumed its directors, executive officers and beneficial owners of 5% or more of the registrant’s Common Stock were affiliates).

As of February 27, 2014, the registrant had outstanding 65,794,156 shares of Common Stock, par value $.001 per share.

Document incorporated by reference: portions of the definitive Proxy Statement of PetroQuest Energy, Inc. to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the Annual Meeting of Stockholders to be held on May 21, 2014, which are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Form 10-K") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-K are forward looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected.
Among those risks, trends and uncertainties are:

•	the volatility of oil and natural gas prices;

•	our indebtedness and the significant amount of cash required to service our indebtedness;

•	the recent financial crisis and continuing uncertain economic conditions in the United States and globally;

•	our ability to obtain adequate financing when the need arises to execute our long-term strategy and to fund our planned capital expenditures;

•	limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by restrictive debt covenants;

•	our ability to find, develop, produce and acquire additional oil and natural gas reserves that are economically recoverable;

•	approximately 40% of our production being exposed to the additional risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise;

•	losses and liabilities from uninsured or underinsured drilling and operating activities;

•	our ability to market our oil and natural gas production;

•
changes in laws and governmental regulations, increases in insurance costs or decreases in insurance availability, and delays in our offshore exploration and drilling activities that may result from the April 22, 2010 sinking of the Deepwater Horizon and subsequent oil spill in the Gulf of Mexico;

•	our need to obtain bonds or other surety to maintain compliance with regulations as well as regulatory initiatives relating to oil and natural gas development, hydraulic fracturing, and derivatives;

•	proposed changes to U.S. tax laws;

•	competition from larger oil and natural gas companies;

•	Securities and Exchange Commission (sometimes referred to herein as the "SEC") rules that could limit our ability to book proved undeveloped reserves in the future;

•	the likelihood that our actual production, revenues and expenditures related to our reserves will differ from our estimates of proved reserves;

•	our ability to identify, execute or efficiently integrate future acquisitions;

•	ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices;

•	losses or limits on potential gains resulting from hedging production;

•	the unavailability, high cost or shortages of rigs, equipment, raw materials, supplies or personnel;

•	the loss of key management or technical personnel;

•	the operating hazards attendant to the oil and gas business;

•	governmental regulation relating to hydraulic fracturing and environmental compliance costs and environmental liabilities;

•	the operation and profitability of non-operated properties;

•	potential conflicts of interest resulting from ownership of working interests and overriding royalty interests in certain of our properties by our officers and directors;

•	the loss of our information and computer systems; and

•	the impact of terrorist activities on global economies.
Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that such expectations reflected in these forward looking statements will prove to have been correct.

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
As used in this Form 10-K, the words “we,” “our,” “us,” “PetroQuest” and the “Company” refer to PetroQuest Energy, Inc., its predecessors and subsidiaries, except as otherwise specified. We have provided definitions for some of the oil and natural gas industry terms used in this Form 10-K in “Glossary of Certain Oil and Natural Gas Terms” beginning on page 52.

Part I

Item 1 and 2.	Business and Properties Items
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with operations in Oklahoma, Texas, and the Gulf Coast Basin. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations in 1985 through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins.
We have successfully diversified into onshore, longer life basins in Oklahoma and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in Texas through 2013, we have invested approximately $1.1 billion into growing our longer life assets. During the ten year period ended December 31, 2013, we have realized a 95% drilling success rate on 918 gross wells drilled. Comparing 2013 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 294% and estimated proved reserves by 262%.

At December 31, 2013, 81% of our estimated proved reserves and 63% of our 2013 production were derived from our longer life assets.
As a result of the impact of low natural gas prices on our revenues and cash flow, we have focused on growing our reserves and production through a balanced drilling budget with an increased emphasis on growing our oil and natural gas liquids production.  In May 2010, we entered into the Woodford joint development agreement ("JDA"), which provided us with $85 million in cash during 2010 and 2011, along with a drilling carry that we have utilized since May 2010 to enhance economic returns by reducing our share of capital expenditures in the Woodford Shale and the Mississippian Lime. During February 2012, we amended the JDA to accelerate the entry into Phase 2 of the drilling program effective March 1, 2012 and satisfy the drilling carry ratio. Under the amended JDA, the Phase 2 drilling carry was expanded to provide for development in both the Mississippian Lime and Woodford Shale plays whereby we will pay 25% of the cost to drill and complete wells and receive a 50% ownership interest. The Phase 2 drilling carry is subject to extensions in one year intervals and as of December 31, 2013, approximately $51.6 million remained available. See "Liquidity and Capital Resources - Source of Capital: Joint Ventures."
During 2013, we acquired certain producing properties in the shallow waters of the Gulf of Mexico pursuant to the Purchase and Sale Agreements, each dated as of June 19, 2013, between our subsidiary PetroQuest Energy, L.L.C. and each of Hall-Houston Exploration II, L.P., Hall-Houston Exploration III, L.P., Hall-Houston Exploration IV, L.P., and GOM-H Exploration, LLC, respectively ("Gulf of Mexico Acquisition"). The aggregate purchase price of the Gulf of Mexico Acquisition was $188.8 million and it contributed 30.5 Bcfe to our estimated proved reserves at December 31, 2013 as well as 4.5 Bcfe of production during 2013. Since entering into the JDA and as a result of the Gulf of Mexico Acquisition as well as the success of our drilling programs in each of our operating areas, we have grown our estimated proved reserves by 69% and production by 11% since year end 2009, including a 36% increase in our oil and natural gas liquids production during 2013.
Gulf of Mexico Acquisition

On July 3, 2013, we closed the Gulf of Mexico Acquisition for an aggregate cash purchase price of $188.8 million, reflecting an effective date of January 1, 2013. The Gulf of Mexico Acquisition was financed with the net proceeds from the issuance of an additional $200 million in aggregate principal amount of our 10% Senior Notes due 2017, (sometimes referred to herein as our "10% senior notes"). The transaction included 16 gross wells located on seven platforms (the "Acquired Assets").

During 2013, the Acquired Assets contributed 4.5 Bcfe of total production, including 235,000 barrels of oil, and added 30.5 Bcfe of estimated proved reserves as of December 31, 2013. As a result of the Gulf of Mexico Acquisition, our acreage position in the Gulf Coast Basin increased 23% to 46,801 net acres. See "Note 2 - Acquisition" in Item 8. Financial Statements and Supplementary Data for additional details related to this transaction.

We believe the Gulf of Mexico Acquisition represents both a strategic and transformative transaction for us. This transaction builds upon our existing strategy of utilizing free cash flow from our shorter life, Gulf Coast Basin assets to develop our longer-life resource assets. As evidenced by the larger percentage of our production and estimated proved reserves now located in our longer lived basins, we have successfully leveraged our Gulf Coast free cash flow to help fund our substantial diversification efforts over the past several years. We plan to utilize a portion of the free cash flow generated from these acquired properties to accelerate the development of our Woodford Shale and Cotton Valley resource plays. In addition, based upon our experience and successful track record in exploiting reservoirs in the Gulf Coast Basin and Gulf of Mexico, we believe that we will be able to create value above the current estimated proved reserves associated with the Acquired Assets.

Business Strategy
Maintain Our Financial Flexibility. Because we operate approximately 89% of our total estimated proved reserves and manage the drilling and completion activities on an additional 4% of such reserves, we expect to be able to control the timing of a substantial portion of our capital investments. Our 2014 capital expenditures, which include capitalized interest and overhead but exclude acquisitions, are expected to range between $140 million and $150 million. We expect to be able to actively manage our 2014 capital budget in the event commodity prices, or the health of the global financial markets, do not match our expectations. During 2014, we also plan to maintain our commodity hedging program and, as in during prior years, we may continue to opportunistically dispose of certain non-core or mature assets to provide capital for higher potential exploration and development properties that fit our long-term growth strategy. During December 2012, we sold our non-operated Arkansas assets for $8.5 million. During January 2013, we sold 50% of our saltwater disposal systems and related surface assets in the Woodford for net proceeds of approximately $10 million. During December 2013, we sold our non-operated Wyoming assets for $1.0 million.
Pursue Balanced Growth and Portfolio Mix. We plan to pursue a risk-balanced approach to the growth and stability of our reserves, production, cash flows and earnings. Our goal is to strike a balance between lower risk development activities and higher risk and higher impact exploration activities. We plan to allocate our 2014 capital investments in a manner that continues to geographically and operationally diversify our asset base, while focusing on oil and natural gas liquids projects as the pricing for these products is presently expected to be more attractive than that of natural gas. Through our portfolio diversification efforts, at December 31, 2013, approximately 81% of our estimated proved reserves were located in longer life and lower risk basins in Oklahoma and Texas and 19% were located in the shorter life, but higher flow rate reservoirs in the Gulf Coast Basin. In terms of production diversification, during 2013, 63% of our production was derived from longer life basins versus 75% and 66% in 2012 and 2011, respectively. Our 2013 production was comprised of 77% natural gas, 11% oil and 12% natural gas liquids.
Target Underexploited Properties with Substantial Opportunity for Upside. We plan to maintain a rigorous prospect selection process that enables us to leverage our operating and technical experience in our core operating areas. During 2014, we intend to primarily target properties that provide us with exposure to oil or natural gas liquids reserves and production. In evaluating these targets, we seek properties that provide sufficient acreage for future exploration and development, as well as properties that may benefit from the latest exploration, drilling, completion and operating techniques to more economically find, produce and develop oil and gas reserves. We believe that our deep experience and expertise in operating in the Gulf of Mexico can enhance the value of the assets we acquired in the Gulf of Mexico Acquisition.
Concentrate in Core Operating Areas and Build Scale. We plan to continue focusing on our operations in Oklahoma, Texas and the Gulf Coast Basin. Operating in concentrated areas helps us better control our overhead by enabling us to manage a greater amount of acreage with fewer employees and minimize incremental costs of increased drilling and production. We have substantial geological and reservoir data, operating experience and partner relationships in these regions. We believe that these factors, combined with the existing infrastructure and favorable geologic conditions with multiple known oil and gas producing reservoirs in these regions, will provide us with attractive investment opportunities, as evidenced by the Gulf of Mexico Acquisition.
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
2013 Financial and Operational Summary
During 2013, we invested $328.1 million in exploratory, development and acquisition activities. We drilled 36 gross exploratory wells and 4 gross development wells realizing an overall success rate of 88%. These activities were financed through our cash flow from operations, cash on hand, issuance of 10% senior notes and borrowings under our bank credit facility. During 2013, our production increased 12% to 38.1Bcfe as a result of the Gulf of Mexico Acquisition as well as the success of our La Cantera prospect and our Oklahoma and Texas drilling programs. Partially offsetting these increases were decreases as a result of the sale of our non-operated Arkansas assets on December 31, 2012 as well as declining dry gas production in our Woodford Shale area. Our estimated proved reserves at December 31, 2013 increased 32% from 2012 as discussed in greater detail below.
Oil and Gas Reserves
Our estimated proved reserves at December 31, 2013 increased 32% from 2012 totaling 3.1 MMBbls of oil, 29.1 Bcfe of natural gas liquids (Ngls) and 254.2 Bcf of natural gas, with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on average prices during 2013 (“PV-10”) of $475 million. The increase in our estimated proved reserves during 2013 was primarily the result of the Gulf of Mexico Acquisition and the effect of the increase in the historical 12-month average price per Mcf of natural gas used to calculate our estimated proved reserves, along with the success in our drilling programs. At December 31, 2013, our standardized measure of discounted cash flows, which includes the estimated impact of future income taxes, totaled $454 million. See the reconciliation of PV-10 to the standardized measure of discounted cash flows below. Our PV-10 and standardized measure of discounted cash flows utilized prices (adjusted for field differentials) for the years ended December 31, 2013 and 2012 as follows:

	12/31/2013	12/31/2012
Oil per Bbl	$106.19	$102.81
Natural gas per Mcf	$3.11	$2.20
Ngl per Mcfe	$5.10	$6.07
    Ryder Scott Company, L.P., a nationally recognized independent petroleum engineering firm, prepared the estimates of our proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31,

2013. Our internal reservoir engineering staff is managed by an individual with 32 years of industry experience as a reservoir and production engineer, including eleven years as a reservoir engineering manager with PetroQuest. This individual is responsible for overseeing the estimates prepared by Ryder Scott.
The following table sets forth certain information about our estimated proved reserves as of December 31, 2013:

	Oil (MBbls)	NGL (Mmcfe)	Natural Gas (Mmcf)	Total Mmcfe*
Proved Developed	2,709	23,173	163,728	203,152
Proved Undeveloped	375	5,967	90,440	98,659
Total Proved	3,084	29,140	254,168	301,811

*	Oil conversion to Mcfe at one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.
As of December 31, 2013, our proved undeveloped reserves (“PUD reserves”) totaled 98.7 Bcfe, a 64% increase from our PUD reserves at December 31, 2012. This increase was due primarily to the effects of a 41% increase in the historical 12-month average natural gas price per Mcf used in estimating our reserves, which was $3.11 per Mcf as of December 31, 2013 as compared to $2.20 per Mcf as of December 31, 2012. During 2013, we spent $3.8 million converting 4 Bcfe of PUD reserves at December 31, 2012 to proved developed reserves at December 31, 2013. PUD reserves added from extensions and discoveries were primarily the result of successful drilling in our Woodford Shale acreage in Oklahoma. Following is an analysis of the change in our PUD reserves as of December 31, 2013:

MMcfe
PUD Reserve balance at December 31, 2012	59,993
PUD reserves converted to proved developed	(4,109)
PUD reserves added from revisions or extensions and discoveries	13,452
PUD reserves removed for 5 year rule	(4,279)
PUD reserves added due to improved gas prices	33,308
PUD reserves acquired	308
PUD reserves sold	(146)
PUD reserves revised	132
PUD Reserve balance at December 31, 2013	98,659
Approximately 76% of our PUD reserves at December 31, 2013 were associated with the future development of our Oklahoma properties. We expect all of our PUD reserves at December 31, 2013 to be developed over the next five years. At December 31, 2013, we had no PUD reserves that had been booked for longer than five years. Estimated future costs related to the development of PUD reserves are expected to total $15.8 million in 2014, $50.0 million in 2015, $36.5 million in 2016, $24.5 million in 2017 and $9.6 million thereafter. However, because 92% of our PUD reserves at December 31, 2013 are comprised of natural gas, the specific timing of the development of PUD reserves over the next five years is highly dependent upon the prevailing price of natural gas.

The estimated cash flows from our proved reserves at December 31, 2013 were as follows:

	Proved Developed (M$)	Proved Undeveloped (M$)	Total Proved (M$)
Estimated pre-tax future net cash flows (1)	$635,348	$134,620	$769,968
Discounted pre-tax future net cash flows (PV-10) (1)	$443,789	$31,029	$474,818
Total standardized measure of discounted future net cash flows			$453,882

(1)
Estimated pre-tax future net cash flows and discounted pre-tax future net cash flows (PV-10) are non-GAAP measures because they exclude income tax effects. Management believes these non-GAAP measures are useful to investors as they are based on prices, costs and discount factors which are consistent from company to company, while the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. As a result, the Company believes that investors can use these non-GAAP measures as a basis for comparison of the relative size and value of the Company’s reserves to other companies. The Company also understands that securities analysts and rating agencies use these non-GAAP measures in similar ways. The following table reconciles undiscounted and discounted future net cash flows to standardized measure of discounted cash flows as of December 31, 2013:

Total Proved (M$)
Estimated pre-tax future net cash flows	$769,968
10% annual discount	(295,150)
Discounted pre-tax future net cash flows	474,818
Future income taxes discounted at 10%	(20,936)
Standardized Measure of discounted future net cash flows	$453,882
We have not filed any reports with other federal agencies that contain an estimate of total proved net oil and gas reserves.
Core Areas
The following table sets forth estimated proved reserves and annual production from each of our core areas (in Bcfe) for the years ended December 31, 2013 and 2012.

	2013		2012
	Reserves	Production	Reserves	Production
Oklahoma Woodford	193.8	17.0	146.4	16.3
E. Texas	48.1	6.0	46.7	6.4
Gulf Coast Basin (1)	57.2	14.3	30.0	8.7
Other (2)	2.7	0.8	5.2	2.6
	301.8	38.1	228.3	34.0

(1) On July 3, 2013 we closed the Gulf of Mexico Acquisition which added 30.5 Bcfe of estimated proved reserves and 4.5 Bcfe of production for year end 2013.

(2) On December 31, 2012 we sold our non-operated Arkansas assets which produced 2 Bcfe in 2012.
Oklahoma - Woodford
During 2013, we continued our evaluation of the Woodford Shale as we drilled and participated in 25 gross wells, achieving a 100% success rate. In total, we invested $36.2 million during 2013 acquiring approximately 13,500 net acres prospective for liquids rich Woodford Shale gas and drilling and completing wells. In addition, during 2013 we utilized $21.1 million of total drilling carry under the amended JDA and plan to continue utilizing the drilling carry during 2014. Average daily production from our Oklahoma properties during 2013 totaled 47 MMcfe per day, a 5% increase from 2012 average daily production. We added approximately 23 Bcfe of estimated proved reserves from our drilling program during the year. We also experienced positive revisions to our proved reserves as a result of higher average prices, which along with our drilling success resulted in a 32% increase in our estimated proved reserves. We have allocated approximately 50% of our 2014 capital budget to operations in the Woodford Shale as we expect to participate in the drilling of approximately 58 gross wells, all of which will target liquids rich gas, as well as obtain 3-D seismic data over acreage recently acquired to target liquids rich gas.

East Texas
During 2013, we invested $11.3 million in our East Texas properties where we drilled one gross well, achieving a 100% success rate, plugged and abandoned several mature wells and acquired approximately 2,000 net acres. Net production from our East Texas assets averaged 16.3 MMcfe per day during 2013, a 6% decrease from 2012 average daily production and our estimated proved reserves increased 3% from 2012, primarily as a result of successful drilling in our Carthage field. We have allocated approximately 25% of our 2014 capital budget to drilling six gross wells as well as various plugging and abandonment operations at our Carthage field.
Gulf Coast Basin
During 2013, we drilled five gross wells in the Gulf Coast Basin, achieving a 40% success rate. In total, we invested $232.9 million in this area including $188.8 million for the Gulf of Mexico Acquisition. Production from this area increased 65% from 2012 totaling 39.1 MMcfe per day in 2013 due to the Gulf of Mexico Acquisition as well as the inception of production from our third well at our La Cantera prospect. Our estimated proved reserves in this area increased 91% from 2012 primarily as a result of the 30.5 Bcfe (net of current year production) added through the Gulf of Mexico Acquisition. We have allocated approximately 25% of our 2014 capital budget to various drilling, re-completion and plugging and abandonment projects in the Gulf Coast Basin.
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
In view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we are unable to predict future oil and natural gas prices and demand or the overall effect such prices and demand will have on the Company. During 2013, one customer accounted for 35% and two accounted for 14% each of our oil and natural gas revenue. During 2012, one customer accounted for 30%, one accounted for 17% and one accounted for 12% of our oil and natural gas revenue. During 2011, one customer accounted for 20%, one accounted for 18%, one accounted for 15% and one accounted for 11% of our oil and natural gas revenue. These percentages do not consider the effects of commodity hedges. We do not believe that the loss of any of our oil or natural gas purchasers would have a material adverse effect on our operations due to the availability of other purchasers.

Production, Pricing and Production Cost Data
The following table sets forth our production, pricing and production cost data during the periods indicated. Three of our core areas, the Gulf Coast Basin, East Texas and Oklahoma, which includes primarily Woodford Shale reserves, represented greater than 15% of our total estimated proved reserves.

	Year Ended December 31,
	2013	2012	2011
Production:
Oil (Bbls):
Gulf Coast Basin	512,041	346,513	425,145
East Texas	82,500	87,368	96,923
Oklahoma - Woodford	971	171	145
Other	85,468	86,538	49,883
Total Oil (Bbls)	680,980	520,590	572,096
Gas (Mcf):
Gulf Coast Basin	9,876,771	5,691,109	6,342,638
East Texas	4,123,416	4,360,290	2,871,284
Oklahoma - Woodford	15,055,601	15,349,219	12,736,622
Other	170,055	2,065,610	2,512,389
Total Gas (Mcf)	29,225,843	27,466,228	24,462,933
NGL (Mcfe):
Gulf Coast Basin	1,312,995	885,881	1,356,384
East Texas	1,333,725	1,479,441	924,668
Oklahoma - Woodford	1,971,376	947,935	553
Other	136,127	53,517	6,241
Total NGL (Mcfe)	4,754,223	3,366,774	2,287,846
Total Production (Mcfe):
Gulf Coast Basin	14,262,012	8,656,068	10,249,892
East Texas	5,952,141	6,363,939	4,377,490
Oklahoma - Woodford	17,032,803	16,298,180	12,738,045
Other	818,990	2,638,355	2,817,928
Total Production (Mcfe)	38,065,946	33,956,542	30,183,355
Average sales prices (1):
Oil (per Bbl):
Gulf Coast Basin	$105.74	$108.75	$108.50
East Texas	98.61	104.42	101.59
Oklahoma - Woodford	90.52	92.53	89.61
Other	97.59	95.75	85.61
Total Oil (per Bbl)	103.83	105.85	105.33
Gas (per Mcf)
Gulf Coast Basin	3.70	2.92	4.12
East Texas	3.73	2.82	3.92
Oklahoma - Woodford	2.25	1.51	2.42
Other	3.54	2.20	3.12
Total Gas (per Mcf)	2.95	2.06	3.11
NGL (per Mcfe)
Gulf Coast Basin	7.12	8.45	10.41
East Texas	4.70	5.72	8.19
Oklahoma - Woodford	4.31	4.49	5.15
Other	5.21	6.30	9.49
Total NGL (per Mcfe)	5.22	6.10	9.51
Total Per Mcfe:
Gulf Coast Basin	7.02	7.14	8.43
East Texas	5.00	4.69	6.55
Oklahoma - Woodford	2.49	1.69	2.42
Other	11.79	4.99	4.32
Total Per Mcfe	4.78	3.90	5.24

	Year Ended December 31,
	2013	2012	2011
Average Production Cost per Mcfe (2):
Gulf Coast Basin	$1.60	$1.78	$1.61
East Texas	1.47	1.56	2.12
Oklahoma - Woodford	0.47	0.49	0.76
Other	5.03	2.12	1.08
Total Average Production Cost per Mcfe	1.15	1.15	1.28

(1)	Does not include the effect of hedges.

(2)	Production costs do not include production taxes.

Oil and Gas Producing Wells

The following table details the productive wells in which we owned an interest as of December 31, 2013:

	Gross	Net
Productive Wells:
Oil:
Gulf Coast Basin	23	12.09
East Texas	4	3.32
Oklahoma - Woodford	1	0.03
Other	27	9.34
	55	24.78
Gas:
Gulf Coast Basin	24	11.80
East Texas	98	65.12
Oklahoma - Woodford	584	166.45
Other	—	—
	706	243.37
Total	761	268.15

Of the 761 gross productive wells at December 31, 2013, two had dual completions.

Oil and Gas Drilling Activity
The following table sets forth the wells drilled and completed by us during the periods indicated. All wells were drilled in the continental United States.

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploration:
Productive:
Gulf Coast Basin	1	0.94	2	0.74	5	2.28
East Texas	1	0.99	6	3.25	4	1.34
Oklahoma - Woodford	22	5.66	30	7.15	35	9.95
Other	7	2.11	46	4.73	50	4.58
	31	9.70	84	15.87	94	18.15
Non-productive:
Gulf Coast Basin	3	0.62	—	—	—	—
East Texas	—	—	—	—	1	0.50
Oklahoma - Woodford	—	—	1	0.34	—	—
Other	2	0.62	1	0.50	—	—
	5	1.24	2	0.84	1	0.50
Total	36	10.94	86	16.71	95	18.65
Development:
Productive:
Gulf Coast Basin	1	0.24	—	—	—	—
East Texas	—	—	—	—	2	0.60
Oklahoma - Woodford	3	1.36	15	4.78	1	0.05
Other	—	—	6	0.10	20	0.68
	4	1.60	21	4.88	23	1.33
Non-productive:
Gulf Coast Basin	—	—	—	—	—	—
East Texas	—	—	—	—	—	—
Oklahoma - Woodford	—	—	—	—	—	—
Other	—	—	—	—	—	—
	—	—	—	—	—	—
Total	4	1.60	21	4.88	23	1.33
At December 31, 2013, we had 19 gross (14.26 net) wells in progress in Oklahoma, Texas and the Gulf Coast Basin.
Leasehold Acreage
The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2013:

	Leasehold Acreage
	Developed		Undeveloped
	Gross	Net	Gross	Net
Kansas	—	—	4,091	2,046
Louisiana	4,954	1,614	11,653	6,593
Mississippi	721	721	—	—
Oklahoma	102,344	48,463	89,039	58,705
Texas	47,224	24,865	9,607	4,658
Federal Waters	50,657	31,470	7,124	7,124
Total	205,900	107,133	121,514	79,126

Leases covering 17% of our net undeveloped acreage are scheduled to expire in 2014, 19% in 2015, 27% in 2016 and 37% thereafter. Of the acreage subject to leases scheduled to expire during 2014, 65% relates to undeveloped acreage in the Mississippian Lime trend where we are evaluating future development plans after a full review of seismic data. We expect to hold the majority of the acreage scheduled to expire in 2014 through drilling or lease extensions.
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
Federal Regulations
Sales and Transportation of Natural Gas. Historically, the transportation and sales for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 and the Federal Energy Regulatory Commission (“FERC”) regulations. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated the price for all “first sales” of natural gas. Thus, all of our sales of gas may be made at market prices, subject to applicable contract provisions. Sales of natural gas are affected by the availability, terms and cost of pipeline transportation. Since 1985, the FERC has implemented regulations intended to make natural gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis. We cannot predict what further action the FERC will take on these matters. Some of the FERC's more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which we compete.
The Outer Continental Shelf Lands Act (the “OCSLA”), which was administered by the Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE”) and, after October 1, 2011, its successors, the Bureau of Ocean Energy Management (the “BOEM”) the Bureau of Safety and Environmental Enforcement (the “BSEE”), and the FERC, requires that all pipelines operating on or across the shelf provide open-access, non-discriminatory service. There are currently no regulations implemented by the FERC under its OCSLA authority on gatherers and other entities outside the reach of its NGA jurisdiction. Therefore, we do not believe that any FERC, BOEM or BSEE action taken under OCSLA will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers with which we compete.
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

On August 8, 2005, the Energy Policy Act of 2005 (the “2005 EPA”) was signed into law. This comprehensive act contains many provisions that will encourage oil and gas exploration and development in the U.S. The 2005 EPA directs the FERC, BOEM and other federal agencies to issue regulations that will further the goals set out in the 2005 EPA. The 2005 EPA amends the NGA to make it unlawful for “any entity”, including otherwise non-jurisdictional producers such as us, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. On January 20, 2006, the FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of the FERC's enforcement authority. To date, we do not believe we have been, nor do we anticipate we will be affected any differently than other producers of natural gas.
In 2007, the FERC issued a final rule on annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order 704”). Under Order 704, wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors and natural gas marketers are now required to report, on May 1 of each year, beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. The monitoring and reporting required by these rules have increased our administrative costs. To date, we do not believe we have been, nor do we anticipate that we will be affected any differently than other producers of natural gas.
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
Federal Leases. We maintain operations located on federal oil and natural gas leases, which are administered by the BOEM or the BSEE, pursuant to the OCSLA. The BOEM and the BSEE regulate offshore operations, including engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the Gulf of Mexico shelf, and removal of facilities.
The BOEM handles offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, NEPA analysis and environmental studies, and the BSEE is responsible for the safety and enforcement functions of offshore oil and gas operations, including the development and enforcement of safety and environmental regulations, permitting of offshore exploration, development and production activities, inspections, offshore regulatory programs, oil spill response and newly formed training and environmental compliance programs. Our federal oil and natural gas leases are awarded based on competitive bidding and contain relatively standardized terms. These leases require compliance with detailed regulations and orders that are subject to interpretation and change by the BOEM or BSEE. We are currently subject to regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities, structures and pipelines, and the BOEM or the BSEE may in the future amend these regulations. Please read “Risk Factors” beginning on page 19 for more information on new regulations.

To cover the various obligations of lessees on the Outer Continental Shelf (the “OCS”), the BOEM and the BSEE generally require that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be satisfied. While we have been exempt from such supplemental bonding requirements in the past, the BOEM has recently notified us that beginning in 2014 we will need to post supplemental bonding or some form of collateral for certain of our offshore properties. We are currently evaluating the cost of compliance with these supplemental bonding requirements and the potential collateral that would be required to be provided. We believe that we will be able to satisfy the collateral requirements using a combination of our existing cash on hand and letters of credit available under our bank credit facility. Our borrowings available under our bank credit facility will be reduced to the extent we issue letters of credit to support the issuance of these bonds or other surety. The cost of compliance with these supplemental bonding requirements is not expected to be material. Under some circumstances, the BOEM may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations.
Hurricanes in the Gulf of Mexico can have a significant impact on oil and gas operations on the OCS. The effects from past hurricanes have included structural damage to pipelines, wells, fixed production facilities, semi-submersibles and jack-up drilling rigs. The BOEM and the BSEE will continue to be concerned about the loss of these facilities and rigs as well as the potential for catastrophic damage to key infrastructure and the resultant pollution from future storms. In an effort to reduce the potential for future damage, the BOEMRE historically issued guidance aimed at improving platform survivability by taking into account environmental and oceanic conditions in the design of platforms and related structures. It is possible that similar, if not more stringent, requirements will be issued by the BOEM or the BSEE for future hurricane seasons. New requirements, if any, could increase our operating costs to future storms.
The Office of Natural Resources Revenue (the “ONRR”) in the U.S. Department of the Interior administers the collection of royalties under the terms of the OCSLA and the oil and natural gas leases issued thereunder. The amount of royalties due is based upon the terms of the oil and natural gas leases as well as the regulations promulgated by the ONRR.
Federal, State or American Indian Leases. In the event we conduct operations on federal, state or American Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management (“BLM”) or the BOEM or other appropriate federal or state agencies.
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

Environmental Regulations
General. Our activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Although no assurances can be made, we believe that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, regulations and rules regulating the release of materials into the environment or otherwise relating to the protection of human health, safety and the environment will not have a material effect upon our capital expenditures, earnings or competitive position with respect to our existing assets and operations. We cannot predict what effect additional regulation or legislation, enforcement policies, and claims for damages to property, employees, other persons and the environment resulting from our operations could have on our activities.
Our activities with respect to exploration and production of oil and natural gas, including the drilling of wells and the operation and construction of pipelines, plants and other facilities for extracting, transporting, processing, treating or storing natural gas and other petroleum products, are subject to stringent environmental regulation by state and federal authorities, including the United States Environmental Protection Agency (the “USEPA”). Such regulation can increase the cost of planning, designing, installing and operating of such facilities. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities are inherent in oil and gas production operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover it is possible that other developments, such as spills or other unanticipated releases, stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, would result in substantial costs and liabilities to us.
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
Under CERCLA, the term “hazardous substance” does not include “petroleum, including crude oil or any fraction thereof,” unless specifically listed or designated and the term does not include natural gas, natural gas liquids, liquefied natural gas, or synthetic gas usable for fuel. While this “petroleum exclusion” lessens the significance of CERCLA to our operations, we may generate waste that may fall within CERCLA's definition of a “hazardous substance” in the course of our ordinary operations. We also currently own or lease properties that for many years have been used for the exploration and production of oil and natural gas. Although we and, to our knowledge, our predecessors have used operating and disposal practices that were standard in the industry at the time, “hazardous substances” may have been disposed or released on, under or from the properties owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. At this time, we do not believe that we have any liability associated with any Superfund site, and we have not been notified of any claim, liability or damages under CERCLA.
Endangered Species Act. Federal and state legislation including, in particular, the federal Endangered Species Act of 1973 (“ESA”), imposes requirements to protect imperiled species from extinction by conserving and protecting threatened and endangered species and the habitat upon which they depend. With specified exceptions, the ESA prohibits the “taking,” including killing, harassing or harming, of any listed threatened or endangered species, as well as any degradation or destruction of its habitat. In addition, the ESA mandates that federal agencies carry out programs for conservation of listed species. Many state laws similarly protect threatened and endangered species and their habitat. We operate in areas in which listed species may be present. For example, the American Burying Beetle, listed in 1989 as endangered, is present in regions overlying the Woodford shale in Oklahoma. As a result, we may be required to adopt protective measures, obtain incidental take permits, and otherwise adjust our drilling plans to comply with ESA requirements.
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
As a result of the explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico in 2010, Congress considered but did not enact legislation that would eliminate the current cap on liability for damages and increase minimum levels of financial responsibility under OPA. If enacted, such legislation could increase our obligations and potential liability, but adoption of such legislation is uncertain. We are not aware of the occurrence of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA's financial responsibility and other operating requirements will not have a material adverse effect on us.
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
Hydraulic Fracturing. Our exploration and production activities may involve the use of hydraulic fracturing techniques to stimulate wells and maximize natural gas production. Citing concerns over the potential for hydraulic fracturing to impact drinking water, human health and the environment, and in response to a Congressional directive, the USEPA has commissioned a study to identify potential risks associated with hydraulic fracturing. The USEPA published a progress report on this study in December 2012 and a final draft report will be delivered in 2014. Additionally, in May 2012 the BLM proposed to regulate the use of hydraulic fracturing on federal and tribal lands, but following extensive public comment on the proposal, issued a revised proposal in May 2013. The revised proposal, which also addresses disclosure of fluids used in the hydraulic fracturing process, integrity of well construction, and the management and disposal of wastewater that flows back from the drilling process, has also generated substantial public comment and no final rule has yet been promulgated. Some states now regulate utilization of hydraulic fracturing and others are in the process of developing, or are considering development of, such rules. Depending on the results of the USEPA study and other developments related to the impact of hydraulic fracturing, our drilling activities could be subjected to new or enhanced federal, state and/or local regulatory requirements governing hydraulic fracturing.
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
The USEPA has promulgated rules to limit air emissions from many hydraulically fractured natural gas wells. The new regulations will require use of equipment to capture gases that come from the well during the drilling process (so-called green completions) after January 1, 2015. Other new requirements mandate tighter standards for emissions associated with gas production, storage and transport. While these new requirements are expected to increase the cost of natural gas production, we do not anticipate that we will be affected any differently than other producers of natural gas.
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
The Texas Coastal Coordination Act (“CCA”) provides for coordination among local and state authorities to protect coastal resources through regulating land use, water, and coastal development and establishes the Texas Coastal Management Program that applies in the nineteen counties that border the Gulf of Mexico and its tidal bays. The CCA provides for the review of state and federal agency rules and agency actions for consistency with the goals and policies of the Coastal Management Plan. This review may affect agency permitting and may add a further regulatory layer to some of our projects.
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

Management believes that we are in substantial compliance with current applicable environmental laws and regulations described above and that continued compliance with existing requirements will not have a material adverse impact on us.
Corporate Offices
Our headquarters are located in Lafayette, Louisiana, in approximately 49,200 square feet of leased space, with exploration offices in The Woodlands, Texas and Tulsa, Oklahoma, in approximately 13,100 square feet and 11,800 square feet, respectively, of leased space. We also maintain owned or leased field offices in the areas of the major fields in which we operate properties or have a significant interest. Replacement of any of our leased offices would not result in material expenditures by us as alternative locations to our leased space are anticipated to be readily available.
Employees
We had 126 full-time employees as of February 5, 2014. In addition to our full time employees, we utilize the services of independent contractors to perform certain functions. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement.
Available Information
We make available free of charge, or through the “Investors—SEC Documents” section of our website at www.petroquest.com, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed or furnished to the Securities and Exchange Commission. Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available through the “Investors—Corporate Governance” section of our website or in print to any stockholder who requests them.

Item 1A.	Risk Factors
Risks Related to Our Business, Industry and Strategy
Oil and natural gas prices are volatile, and an extended decline in the prices of oil and natural gas would likely have a material adverse effect on our financial condition, liquidity, ability to meet our financial obligations and results of operations.
Our future financial condition, revenues, results of operations, profitability and future growth, and the carrying value of our oil and natural gas properties depend primarily on the prices we receive for our oil and natural gas production. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile. For example, for the four years ended December 31, 2013, the NYMEX-WTI oil price ranged from a high of $113.93 per Bbl to a low of $68.01 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $6.01 per MMBtu to a low of $1.91 per MMBtu. These markets will likely continue to be volatile in the future. The prices we will receive for our production, and the levels of our production, will depend on numerous factors beyond our control.
These factors include:

•	relatively minor changes in the supply of or the demand for oil and natural gas;

•	the condition of the United States and worldwide economies;

•	market uncertainty;

•	the level of consumer product demand;

•	weather conditions in the United States, such as hurricanes;

•	the actions of the Organization of Petroleum Exporting Countries;

•	domestic and foreign governmental regulation and taxes, including price controls adopted by the FERC;

•	political conditions or hostilities in oil and natural gas producing regions, including the Middle East and South America;

•	the price and level of foreign imports of oil and natural gas; and

•	the price and availability of alternate fuel sources.
We cannot predict future oil and natural gas prices and such prices may decline. An extended decline in oil and natural gas prices may adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced and may further reduce the amount of oil and natural gas that we can produce economically and has required and may require us to record additional ceiling test write-downs and may cause our estimated proved reserves at December 31, 2014 to decline compared to our estimated proved reserves at December 31, 2013. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices. Our sales are not made pursuant to long-term fixed price contracts.
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
Our outstanding indebtedness may adversely affect our cash flow and our ability to operate our business, which in turn may limit our ability to remain in compliance with debt covenants and make payments on our debt.
The aggregate principal amount of our outstanding indebtedness net of cash on hand as of December 31, 2013 was $416 million. We have $75 million of additional availability under our bank credit facility, subject, however, to limitations on incurrence of indebtedness under the indenture governing our 10% senior notes. In addition, we may also incur additional indebtedness in the future. Specifically, our high level of debt could have important consequences for you, including the following:

•
it may be more difficult for us to satisfy our obligations with respect to our outstanding indebtedness, including our 10% senior notes, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•
the covenants contained in our debt agreements limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations and may limit our flexibility in operating our business;

•
we will need to use a substantial portion of our cash flows to pay interest on our debt, approximately $35 million per year for interest on our 10% senior notes alone, and to pay quarterly dividends, if declared by our Board of Directors, on our 6.875% Series B Cumulative Convertible Perpetual Preferred Stock (the "Series B Preferred Stock") of approximately $5.1 million per year, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

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
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt, including our 10% senior notes, and meet our other obligations. If we do not have enough cash to service our debt, we may be required to refinance all or part of our existing debt, including our 10% senior notes, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.
Our ability to make payments on and to refinance our indebtedness, including our 10% senior notes, and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions and other factors that are beyond our control, including the prices that we receive for our oil and natural gas production.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our bank credit facility in an amount sufficient to enable us to pay principal and interest on our indebtedness, including our 10% senior notes, or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce our planned capital expenditures, sell assets, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future, including payments on our 10% senior notes, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could impair our liquidity.
Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.
Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the European debt crisis and the United States financial market have contributed to increased economic uncertainty and diminished expectations for the global economy. In addition, future hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.
We may not be able to obtain adequate financing when the need arises to execute our long-term operating strategy.
Our ability to execute our long-term operating strategy is highly dependent on having access to capital when the need arises. We historically have addressed our long-term liquidity needs through bank credit facilities, second lien term credit facilities, issuances of equity and debt securities, sales of assets, joint ventures and cash provided by operating activities. We will examine the following alternative sources of long-term capital as dictated by current economic conditions:

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
Our bank credit facility and the indenture governing our 10% senior notes contain a number of significant covenants that, among other things, restrict or limit our ability to:

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
Also, our bank credit facility and the indenture governing our 10% senior notes require us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control, and we cannot assure you that we will meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our bank credit facility and the indenture governing our 10% senior notes impose on us.
A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our bank credit facility and our 10% senior notes. A default, if not cured or waived, could result in all indebtedness outstanding under our bank credit facility and our 10% senior notes to become immediately due and payable. If that should occur, we may not be able to pay all such debt or borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. If we were unable to repay those amounts, the lenders could accelerate the maturity of the debt or proceed against any collateral granted to them to secure such defaulted debt.
Our future success depends upon our ability to find, develop, produce and acquire additional oil and natural gas reserves that are economically recoverable.
As is generally the case in the Gulf Coast Basin where approximately 40% of our current production is located, many of our producing properties are characterized by a high initial production rate, followed by a steep decline in production. In order to maintain or increase our reserves, we must constantly locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. We must do this even during periods of low oil and natural gas prices when it is difficult to raise the capital necessary to finance our exploration, development and acquisition activities. Without successful exploration, development or acquisition activities, our reserves and revenues will decline rapidly. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have access to necessary financing for these activities, either of which would have a material adverse effect on our financial condition.
Approximately 40% of our production is exposed to the additional risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise.
At December 31, 2013, approximately 40% of our production and approximately 20% of our estimated proved reserves are located in the Gulf of Mexico and along the Gulf Coast Basin. Operations in this area are subject to severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise. Some of these adverse conditions can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, certain of our Gulf Coast Basin properties have experienced damages and production downtime as a result of storms including Hurricanes Katrina and Rita, and more recently Hurricanes Gustav and Ike. In addition, according to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases may be contributing to global warming of the earth's atmosphere and to global climate change, which may exacerbate the severity of these adverse conditions. As a result, such conditions may pose increased climate-related risks to our assets and operations.
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
We review the net capitalized costs of our properties quarterly, using a single price based on the beginning of the month average of oil and natural gas prices for the prior 12 months. We also assess investments in unproved properties periodically to determine whether impairment has occurred. The risk that we will be required to further write down the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. As a result of the decline in commodity prices, we recognized ceiling test write-downs totaling $137.1 million and $18.9 million during the years ended December 31, 2012 and December 31, 2011, respectively. While no such write-downs occurred during 2013, we may experience further ceiling test write-downs or other impairments in the future. In addition, any future ceiling test cushion would be subject to fluctuation as a result of acquisition or divestiture activity.
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
The explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico in April 2010 and the resulting oil spill may significantly increase our risks, costs and delays.
The explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico in April 2010 and the resulting oil spill may significantly impact the risks we face. The Deepwater Horizon incident and resulting legislative, regulatory and enforcement changes, including increased tort liability, could increase our liability if any incidents occur on our offshore operations. We cannot predict the ultimate impact the Deepwater Horizon incident and resulting changes in regulation of offshore oil and natural gas operations will have on our business or operations.
In response to the spill, and during a moratorium on deepwater (below 500 feet) drilling activities implemented between May 30, 2010 and October 12, 2010, the BOEMRE issued a series of active “Notices to Lessees and Operators”, or NTLs, and adopted changes to its regulations to impose a variety of new measures intended to help prevent a similar disaster in the future.
Offshore operators, including those operating in deepwater, OCS waters and shallow waters, where we have substantial operations, must comply with strict new safety and operating requirements. For example, permit applications for drilling projects must meet new standards with respect to well design, casing and cementing, blowout preventers, safety certification, emergency response, and worker training. Operators of all offshore waters are also required to demonstrate the availability of adequate spill response and blowout containment resources. In addition, the BSEE imposed, for the first time, requirements that offshore operators maintain comprehensive safety and environmental programs. Such developments have the potential to increase our costs of doing business.
We may need to obtain bonds or other surety in order to maintain compliance with applicable regulations, which, if required, could be costly and reduce borrowings available under our bank credit facility or any other credit facilities we may enter into in the future.
Regulations with respect to offshore operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the OCS of the Gulf of Mexico and removal of facilities. Lessees subject to these regulations are generally required to have substantial net worth or post bonds or other acceptable assurances so that the various obligations of lessees on the Gulf of Mexico shelf will be met. While we have been exempt from such supplemental bonding requirements in the past, the BOEM has recently notified us that beginning in 2014 we will need to post supplemental bonding or some form of collateral for certain of our offshore properties. We are currently evaluating the cost of compliance with these supplemental bonding requirements and the potential collateral that would need to be provided. We believe that we will be able to satisfy the collateral requirements using a combination of our existing cash on hand and letters of credit available under our bank credit facility. Our borrowings available under our bank credit facility will be reduced to the extent we issue letters of credit to support the issuance of these bonds or other surety. The cost of compliance with these supplemental bonding requirements is not expected to be material.
Federal and state legislation and regulatory initiatives relating to oil and natural gas development and hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to enhance oil and natural gas production. Hydraulic fracturing using fluids other than diesel is currently exempt from regulation under the federal Safe Drinking Water Act, but opponents of hydraulic fracturing have called for further study of the technique's environmental effects and, in some cases, a moratorium on the use of the technique. Several proposals have been submitted to Congress that, if implemented, would subject all hydraulic fracturing to regulation under the Safe Drinking Water Act. Further, the USEPA is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The USEPA published a progress report on this study in December 2012, and the final draft report is scheduled for completion during 2014. The USEPA has also promulgated rules to limit air emissions from many hydraulically fractured natural gas wells. The new regulations will require use of equipment to capture gases that come from the well during the drilling process (so-called green completions) after January 1, 2015. Other new requirements mandate tighter standards for emissions associated with gas production, storage and transport. Additionally, in May 2012, the BLM proposed rules to regulate the use of hydraulic fracturing on federal and tribal lands, but following extensive public comment on the proposals, issued a revised proposal in May 2013. The revised proposal which also addresses disclosure of fluids used in the fracturing process, integrity of well construction, and the management and disposal of wastewater that flows back from the drilling process, has also generated substantial public comment and no final rule has yet been promulgated.
A number of states, including Louisiana and Texas, have required operators or service companies to disclose chemical components in fluids used for hydraulic fracturing. Some states have also imposed, or are considering, more stringent regulation of oil and natural gas exploration and production activities involving hydraulic fracturing by, among other things, promulgating well completion requirements, imposing controls on storage, recycling and disposal of flowback fluids, and increasing reporting obligations. In addition, concerns related to the impacts from hydraulic fracturing have led several states to ban new natural gas development or to impose moratoria on use of hydraulic fracturing in various sensitive areas, including some areas overlying the Marcellus Shale. Similar action could be taken to preclude or limit natural gas development in other locations.
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
Concerns regarding climate change have led the Congress, various states and environmental agencies to consider a number of initiatives to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane. Among other things, in the absence of new federal legislation, the USEPA promulgated regulations imposing reporting and other requirements on sources of significant emissions of greenhouse gases. Stricter regulations of greenhouse gases could require us to incur costs to reduce emissions of greenhouse gases associated with our operations, or could adversely affect demand for the oil and natural gas we produce. In addition, climate change that results in physical effects such as increased frequency and severity of storms, floods and other climatic events, could disrupt our exploration and production operations and cause us to incur significant costs in preparing for and responding to those effects.
Although it is not possible at this time to predict the final outcome of the USEPA's study or the requirements of any additional federal or state legislation or regulation regarding hydraulic fracturing, management of drilling fluids, well integrity requirements or climate change, any new federal or state restrictions imposed on oil and gas exploration and production activities in areas in which we conduct business could significantly increase our operating, capital and compliance costs as well as delay our ability to develop oil and natural gas reserves. In addition to increased regulation of our business, we may also experience an increase in litigation seeking damages as a result of heightened public concerns related to air quality, water quality, and other environmental impacts.
The adoption of derivatives legislation by Congress, and implementation of that legislation by federal agencies, could have an adverse impact on our ability to mitigate risks associated with our business.
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Reform Act, which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The legislation required the Commodities Futures Trading Commission, or the CFTC, and the SEC to promulgate rules and regulations implementing the new legislation, which they have done since late 2010. The CFTC has introduced dozens of proposed rules coming out of the Dodd-Frank Reform Act, and has promulgated numerous final rules based on those proposals. The effect of the proposed rules and any additional regulations on our business is not yet entirely clear, but it is increasingly clear that the costs of derivatives-based hedging for commodities will likely increase for all market participants. Of particular concern, the Dodd-Frank Reform Act does not explicitly exempt end users from the requirements to post margin in connection with hedging activities. While several senators have indicated that it was not the intent of the Act to require margin from end users, the exemption is not in the Act. While rules proposed by the CFTC and federal banking regulators appear to allow for non-cash collateral and certain exemptions from margin for end users, the rules are not final and uncertainty remains. The full range of new Dodd-Frank requirements to be enacted, to the extent applicable to us or our derivatives counterparties, may result in increased costs and cash collateral requirements for the types of derivative instruments we use to mitigate and otherwise manage our financial and commercial risks related to fluctuations in oil and natural gas prices. In addition, final rules were promulgated by the CFTC imposing federally-mandated position limits covering a wide range of derivatives positions, including non-exchange traded bilateral swaps related to commodities including oil and natural gas. These position limit rules were vacated by a Federal court in September 2012, and the CFTC has appealed that decision and could re-promulgate the rules in a manner that addresses the defects identified by the court. If these position limits rules go into effect in the future, they are likely to increase regulatory monitoring and compliance costs for all market participants, even where a given trading entity is not in danger of breaching position limits. These and other regulatory developments stemming from the Dodd-Frank Reform Act, including stringent new reporting requirements for derivatives positions and detailed criteria that must be satisfied to continue to enter into uncleared swap transactions, could have a material impact on our derivatives trading and hedging activities in the form of increased transaction costs and compliance responsibilities. Any of the foregoing consequences could have a material adverse effect on our financial position, results of operations and cash flows.
Proposed changes to U.S. tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations and cash flows.
From time to time legislative proposals are made that would, if enacted, make significant changes to U.S. tax laws. These proposed changes have included, among others, eliminating the immediate deduction for intangible drilling and development costs, eliminating the deduction from income for domestic production activities relating to oil and natural gas exploration and development, repealing the percentage depletion allowance for oil and natural gas properties and extending the amortization period for certain geological and geophysical expenditures. Such proposed changes in the U.S. tax laws, if adopted, or other similar changes that reduce or eliminate deductions currently available with respect to oil and natural gas exploration and development, could adversely affect our business, financial condition, results of operations and cash flows.
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
SEC rules could limit our ability to book additional proved undeveloped reserves in the future.
SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This requirement may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill on those reserves within the required five-year time frame. We removed approximately 4.3 Bcfe and 5.5 Bcfe of proved undeveloped reserves in 2013 and 2012, respectively, as a result of the five year rule. These write-downs represented approximately 1% and 2% of the respective total year-end proved reserves at December 31, 2013 and 2012.
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
Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Historically, the difference between our actual production and the production estimated in a prior year's reserve report has not been material. Our 2013 production, excluding the impact from the Gulf of Mexico Acquisition, was approximately 8% greater than amounts projected in our 2012 reserve report. We cannot assure you that these differences will not be material in the future.
Approximately 33% of our estimated proved reserves at December 31, 2013 are undeveloped and 8% were developed, non-producing. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop and produce our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated. In addition, the recovery of undeveloped reserves is generally subject to the approval of development plans and related activities by applicable state and/or federal agencies. Statutes and regulations may affect both the timing and quantity of recovery of estimated reserves. Such statutes and regulations, and their enforcement, have changed in the past and may change in the future, and may result in upward or downward revisions to current estimated proved reserves.
You should not assume that the standardized measure of discounted cash flows is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the standardized measure of discounted cash flows from proved reserves at December 31, 2013 are based on twelve-month average prices and costs as of the date of the estimate. These prices and costs will change and may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by oil and natural gas purchasers or in governmental regulations or taxation may also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor we use when calculating standardized measure of discounted cash flows for reporting requirements in compliance with accounting requirements is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with our operations or the oil and natural gas industry in general will affect the accuracy of the 10% discount factor.
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
We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. Our hedges at December 31, 2013 are in the form of swaps placed with the commodity trading branches of JPMorgan Chase Bank and Wells Fargo Bank, N.A., both of which participate in our bank credit facility. We cannot assure you that these or future counterparties will not become credit risks in the future. Hedging arrangements expose us to risks in some circumstances, including situations when the counterparty to the hedging contract defaults on the contractual obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements may limit the benefit we could receive from increases in the market or spot prices for oil and natural gas. Oil and natural gas hedges increased our total oil and gas sales by approximately $0.9 million, $9.1 million and $2.4 million during 2013, 2012 and 2011, respectively. We cannot assure you that the hedging transactions we have entered into, or will enter into, will adequately protect us from fluctuations in oil and natural gas prices.
The unavailability, high cost or shortages of rigs, equipment, raw materials, supplies or personnel may restrict our operations.
The oil and natural gas industry is cyclical, which can result in shortages of drilling rigs, equipment, raw materials (particularly sand and other proppants), supplies and personnel. When shortages occur, the costs and delivery times of rigs, equipment and supplies increase and demand for, and wage rates of, qualified drilling rig crews also rise with increases in demand for oil and natural gas. In accordance with customary industry practice, we rely on independent third-party service providers to provide most of the services necessary to drill new wells. Shortages of drilling rigs, equipment, raw materials (particularly sand and other proppants), supplies, drilling rig crews and other personnel, trucking services, tubulars, fracking and completion services and production equipment, including equipment and personnel related to horizontal drilling activities, could delay or restrict our exploration and development operations, which in turn could impair our financial condition and results of operations.
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
The trend toward stricter requirements and standards in environmental legislation and regulation is likely to continue. Our drilling plans may be delayed, modified or precluded as a result of new or modified environmental mandates, including those imposed to protect the American Burying Beetle and other endangered species that may be present in the vicinity of our operations. The enactment of stricter legislation or the adoption of stricter regulations could have a significant impact on our operating costs, as well as on the oil and natural gas industry in general.
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

Loss of our information and computer systems could adversely affect our business.
We are heavily dependent on our information systems and computer based programs, including our well operations information, seismic data, electronic data processing and accounting data. If any of such programs or systems were to fail or create erroneous information in our hardware or software network infrastructure, possible consequences include our loss of communication links, inability to find, produce, process and sell oil and natural gas and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any such consequence could have a material adverse effect on our business.
A terrorist attack or armed conflict could harm our business.
Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers' operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
Risks Relating to Our Outstanding Common Stock
Our stock price could be volatile, which could cause you to lose part or all of your investment.
The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy companies, has been and may continue to be highly volatile. During 2013, the sales price of our stock ranged from a low of $3.55 per share (on February 28, 2013) to a high of $5.39 per share (on January 23, 2013). Factors such as announcements concerning changes in prices of oil and natural gas, the success of our acquisition, exploration and development activities, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.
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
At December 31, 2013, we had reserved approximately 1.9 million shares of common stock for issuance under outstanding options and approximately 5.1 million shares issuable upon conversion of the Series B Preferred Stock. All of these shares of common stock are registered for sale or resale on currently effective registration statements. We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, the granting of restricted stock or the conversion of the Series B Preferred Stock, or the availability for sale, or sale, of a substantial number of the shares of our common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.
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
We have not paid dividends on our common stock, in cash or otherwise, and intend to retain our cash flow from operations for the future operation and development of our business. We are currently restricted from paying dividends on our common stock by our bank credit facility, the indenture governing the 10% senior notes and, in some circumstances, by the terms of our Series B Preferred Stock. Any future dividends also may be restricted by our then-existing debt agreements.

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
Not applicable.

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following graph illustrates the yearly percentage change in the cumulative stockholder return on our common stock, compared with the cumulative total return on the NYSE/AMEX Stock Market (U.S. Companies) Index, the NYSE Stocks—Crude Petroleum and Natural Gas Index and the Morningstar Oil and Gas E&P Index (added this year for additional reference), for the five years ended December 31, 2013.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2013

	PetroQuest Energy, Inc.	NYSE/AMEX/NASDAQ Market (US Companies)	NYSE Stocks (SIC 1310-1319 US Companies) Crude Petroleum and Natural Gas	Morningstar Oil & Gas E&P Index
12/31/2008	$100.00	$100.00	$100.00	$100.00
12/31/2009	90.68	124.87	147.61	145.52
12/31/2010	111.39	146.97	172.27	182.68
12/31/2011	97.63	148.55	160.57	166.65
12/31/2012	73.22	171.78	152.25	163.40
12/31/2013	63.91	225.94	193.44	196.19

Market Price of and Dividends on Common Stock
Our common stock trades on the New York Stock Exchange under the symbol “PQ.” The following table lists high and low sales prices per share for the periods indicated:

2012	High	Low
1st Quarter	$7.39	$5.41
2nd Quarter	6.46	4.26
3rd Quarter	7.05	4.82
4th Quarter	7.00	4.69
2013
1st Quarter	$5.39	$3.55
2nd Quarter	5.10	3.85
3rd Quarter	4.74	3.87
4th Quarter	4.93	3.63
As of February 27, 2014, there were 287 common stockholders of record.
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
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2013.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
October 1—October 31, 2013	—	$—	—	—
November 1—November 30, 2013	57,145	$4.18	—	—
December 1—December 31, 2013	—	$—	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

Item 6.	Selected Financial Data
The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 2013 has been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.

	Year Ended December 31,
	2013	2012 (1)	2011 (2)	2010	2009 (3)
	(in thousands except per share and per Mcfe data)
Average sales price per Mcfe	$4.80	$4.17	$5.32	$5.78	$6.39
Revenues	182,870	141,591	160,700	179,263	218,684
Net income (loss) available to common stockholders	8,943	(137,218)	5,409	41,987	(95,330)
Net income (loss) available to common stockholders per share:
Basic	0.14	(2.20)	0.08	0.67	(1.72)
Diluted	0.14	(2.20)	0.08	0.66	(1.72)
Oil and gas properties, net	581,242	333,946	405,351	312,940	321,875
Total assets	667,190	433,403	516,166	439,517	410,459
Long-term debt	425,000	200,000	150,000	150,000	178,267
Stockholders’ equity	99,095	87,591	222,390	208,162	162,105

(1)	The year ended December 31, 2012 includes a pre-tax ceiling test write-down of $137.1 million.

(2)	The year ended December 31, 2011 includes a pre-tax ceiling test write-down of $18.9 million.

(3)	The year ended December 31, 2009 includes a pre-tax ceiling test write-down of $156.1 million.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with operations in Oklahoma, Texas, and the Gulf Coast Basin. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations in 1985 through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins.
We have successfully diversified into onshore, longer life basins in Oklahoma and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in Texas through 2013, we have invested approximately $1.1 billion into growing our longer life assets. During the ten year period ended December 31, 2013, we have realized a 95% drilling success rate on 918 gross wells drilled. Comparing 2013 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 294% and estimated proved reserves by 262%. At December 31, 2013, 81% of our estimated proved reserves and 63% of our 2013 production were derived from our longer life assets.
As a result of the impact of low natural gas prices on our revenues and cash flow, we have focused on growing our reserves and production through a balanced drilling budget with an increased emphasis on growing our oil and natural gas liquids production.  In May 2010, we entered into the JDA, which provided us with $85 million in cash during 2010 and 2011, along with a drilling carry that we have utilized since May 2010 to enhance economic returns by reducing our share of capital expenditures in the Woodford Shale and the Mississippian Lime.  During 2013, we closed the Gulf of Mexico Acquisition. The aggregate purchase price of the Gulf of Mexico Acquisition was $188.8 million and it contributed 30.5 Bcfe to our estimated proved reserves at December 31, 2013 as well as 4.5 Bcfe of production during 2013. As a result of the JDA, the Gulf of Mexico Acquisition and the success of our drilling programs in each of our operating areas, we have grown our estimated proved reserves by 69% and production by 11% since year end 2009, including a 36% increase in our oil and natural gas liquids production during 2013.
Gulf of Mexico Acquisition

On July 3, 2013, we closed the Gulf of Mexico Acquisition for an aggregate cash purchase price of $188.8 million, reflecting an effective date of January 1, 2013. The Gulf of Mexico Acquisition was financed with the issuance of an additional $200 million in aggregate principal amount of our 10% Senior Notes due 2017. The transaction included 16 gross wells located on seven platforms.

During 2013, the Acquired Assets contributed 4.5 Bcfe of total production, including 235,000 barrels of oil, and added 30.5 Bcfe of estimated proved reserves as of December 31, 2013. As a result of the Gulf of Mexico Acquisition, our acreage position in the Gulf Coast Basin increased 23% to 46,801 net acres. See "Note 2 - Acquisition" in Item 8. Financial Statements and Supplementary Data for additional details related to this transaction.

We believe the Gulf of Mexico Acquisition represents both a strategic and transformative transaction for us. This transaction builds upon our existing strategy of utilizing free cash flow from our shorter life, Gulf Coast Basin assets to develop our longer-life resource assets. As evidenced by the larger percentage of our production and estimated proved reserves now located in our longer lived basins, we have successfully leveraged our Gulf Coast free cash flow to help fund our substantial diversification efforts over the past several years. We plan to utilize a portion of the free cash flow generated from these acquired properties to accelerate the development of our Woodford Shale and Cotton Valley resource plays. In addition, based upon our experience and successful track record in exploiting reservoirs in the Gulf Coast Basin and Gulf of Mexico, we believe that we will be able to create value above the current estimated proved reserves associated with the Acquired Assets.
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
Capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization ("DD&A") and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, including the effect of cash flow hedges in place, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to write-down of oil and gas properties in the quarter in which the excess occurs.
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
Our hedges are specifically referenced to NYMEX prices for oil and natural gas. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2013, our derivative instruments were designated effective cash flow hedges.

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

	Year Ended December 31,
	2013	2012	2011
Production:
Oil (Bbls)	680,980	520,590	572,096
Gas (Mcf)	29,225,843	27,466,228	24,462,933
Ngl (Mcfe)	4,754,223	3,366,774	2,287,846
Total Production (Mcfe)	38,065,946	33,956,542	30,183,355
Sales:
Total oil sales	$70,476,065	$56,635,786	$60,064,426
Total gas sales	87,449,370	63,535,262	78,664,373
Total ngl sales	24,878,243	21,262,236	21,756,917
Total oil and gas sales	$182,803,678	$141,433,284	$160,485,716
Average sales prices:
Oil (per Bbl)	$103.49	$108.79	$104.99
Gas (per Mcf)	2.99	2.31	3.22
Ngl (per Mcfe)	5.23	6.32	9.51
Per Mcfe	4.80	4.17	5.32
The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of $1,098,000, $6,846,000 and $2,609,000, oil hedges of ($232,000), $1,529,000 and ($192,000), and Ngl hedges of $61,000, $722,000 and zero for the twelve months ended December 31, 2013, 2012 and 2011, respectively.
Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012
Net income (loss) available to common stockholders totaled $8,943,000 and ($137,218,000) for the years ended December 31, 2013 and 2012, respectively. The primary fluctuations were as follows:
Production Total production increased 12% during the year ended December 31, 2013 as compared to the 2012 period. Gas production during the year ended December 31, 2013 increased 6% from the 2012 period. The increase in gas production was primarily the result of added production from the Gulf of Mexico Acquisition which closed on July 3, 2013. Additionally, gas production increased as a result of the successful drilling programs in our La Cantera field and our liquids rich Woodford acreage. Partially offsetting these increases were decreases in gas production due to normal production declines at our dry gas Oklahoma fields as well as certain of our legacy Gulf of Mexico fields in addition to the loss of production resulting from the sale of our Fayetteville assets in December 2012. As a result of a full year of production from the wells acquired in the Gulf of Mexico Acquisition and increased drilling activity planned for 2014, we expect our average daily gas production in 2014 to increase as compared to 2013.
Oil production during the year ended December 31, 2013 increased 31% as compared to the 2012 period due primarily to added production from the Gulf of Mexico Acquisition as well as the continued success of our La Cantera field. Partially offsetting these increases were decreases as a result of continued normal production declines in certain of our legacy Gulf of Mexico and East Texas fields. As a result of a full year of production from the wells acquired in the Gulf of Mexico Acquisition, we expect our average daily oil production to be significantly higher during 2014 as compared to 2013.
Ngl production during the year ended December 31, 2013 increased 41% from the 2012 period due to the success experienced in our La Cantera field and the liquids rich portion of our Oklahoma properties, as well as added production from the Gulf of Mexico Acquisition. Partially offsetting these increases were decreases as a result of normal production declines at certain of our legacy Gulf of Mexico fields. As a result of the increase in drilling activity planned for 2014 as well as a full year of production from the wells acquired in the Gulf of Mexico Acquisition, we expect our daily Ngl production for 2014 to increase significantly compared to that of 2013.
Prices Including the effects of our hedges, average gas prices per Mcf for the year ended December 31, 2013 were $2.99 as compared to $2.31 for the 2012 period. Average oil prices per Bbl for the year ended December 31, 2013 were $103.49 as compared to $108.79 for the 2012 period and average Ngl prices per Mcfe were $5.23 for the year ended December 31, 2013, as compared to $6.32 for the 2012 period. Stated on an Mcfe basis, unit prices received during the year ended December 31, 2013 were 15% higher than the prices received during the 2012 period.
Revenue Including the effects of hedges, oil and gas sales during the twelve months ended December 31, 2013 increased 29% to $182,804,000, as compared to oil and gas sales of $141,433,000 during the 2012 period. The increased revenue during 2013 was primarily the result of higher average realized prices for our production during 2013 as well as increased production as discussed above.
Expenses Lease operating expenses for the year ended December 31, 2013 totaled $43,743,000 as compared to $38,890,000 during the 2012 period. Per unit lease operating expenses totaled $1.15 per Mcfe during both of the twelve month periods ended December 31, 2013 and 2012. We expect the absolute amount of lease operating expenses to increase during 2014 as compared to 2013 as a result of the Gulf of Mexico Acquisition but we expect per unit lease operating costs to approximate per unit amounts in 2013.
Production taxes for the year ended December 31, 2013 totaled $3,950,000 as compared to $885,000 during the 2012 period. The significant reduction during the 2012 period was the result of recording a receivable of $2,717,000 during June 2012 for refunds relative to severance tax previously paid on our Oklahoma horizontal wells that we are receiving incrementally through June, 2015. Because the majority of the assets purchased in the Gulf of Mexico Acquisition are located in Federal waters and are therefore not subject to production taxes, we do not expect a meaningful change to our production taxes during 2014 as compared to 2013.
General and administrative expenses during the year ended December 31, 2013 totaled $26,512,000 as compared to $22,957,000 during the 2012 period. Included in general and administrative expenses was non-cash, share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2013	2012
Stock options:
Incentive Stock Options	$310	$786
Non-Qualified Stock Options	222	660
Restricted stock	3,684	5,464
Non-cash share-based compensation	$4,216	$6,910
General and administrative expenses increased 15% during the year ended December 31, 2013 as compared to the 2012 period. Included in general and administrative expenses during the 2013 period is $4,018,000 of transaction-related costs related to the Gulf of Mexico Acquisition. In addition, during 2013, we recognized approximately $895,000 in general and administrative expenses associated with benefits due under the compensation agreements of the Company's Executive Vice-President and General Counsel, who passed away unexpectedly in September 2013. We capitalized $13,514,000 of general and administrative costs during the year ended December 31, 2013 as compared to $11,925,000 during the comparable 2012 period. General and administrative expenses in 2014 are expected to be lower than 2013 due to these non-recurring items.
DD&A expense on oil and gas properties for the year ended December 31, 2013 totaled $69,357,000, or $1.82 per Mcfe, as compared to $59,496,000, or $1.75 per Mcfe, during the comparable 2012 period. The increase in the per unit DD&A rate is primarily the result of the Gulf of Mexico Acquisition, which had a higher cost per unit as compared to our overall amortization base. After taking into effect the Gulf of Mexico Acquisition, we expect our DD&A rate for 2014 to be higher than the full year rate during 2013.
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
Interest expense, net of amounts capitalized on unevaluated properties, totaled $21,886,000 during the year ended December 31, 2013, as compared to $9,808,000 during 2012. During the year ended December 31, 2013, our capitalized interest totaled $6,570,000 as compared to $7,036,000 during the 2012 period. The increase in interest expense was a result of the issuance of an additional $200 million of 10% senior notes, which were used to finance the Gulf of Mexico Acquisition in addition to increased borrowings outstanding under our bank credit facility during 2013 as compared to 2012. As a result, we expect interest expense for 2014 to be higher than that of 2013.
Income tax expense during the year ended December 31, 2013 totaled $320,000, as compared to $1,636,000 during the 2012 period. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of the ceiling test write-downs recognized during 2012, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $45,531,000 as of December 31, 2013.
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
General and administrative expenses during the year ended December 31, 2012 totaled $22,957,000 as compared to $20,436,000 during the 2011 period. Included in general and administrative expenses was non-cash share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2012	2011
Stock options:
Incentive Stock Options	$786	$493
Non-Qualified Stock Options	660	703
Restricted stock	5,464	3,637
Non-cash share-based compensation	$6,910	$4,833
General and administrative expenses increased 12% during the year ended December 31, 2012 as compared to the comparable period of 2011 primarily due to increased non-cash share-based compensation expense during 2012. We capitalized $11,925,000 of general and administrative costs during the year ended December 31, 2012 as compared to $11,176,000 during the comparable 2011 period.
DD&A expense on oil and gas properties for the year ended December 31, 2012 totaled $59,496,000, or $1.75 per Mcfe, as compared to $57,143,000, or $1.89 per Mcfe, during the comparable 2011 period. The decrease in the per unit DD&A rate is primarily the result of a decrease in the depletable base due to the ceiling test write-downs recognized during 2012.
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
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, other credit facilities, issuances of equity and debt securities, joint ventures and sales of assets. At December 31, 2013, we had a working capital deficit of $26.1 million compared to a deficit of $31.3 million at December 31, 2012. Since we operate the majority of our drilling activities, we have the ability to reduce our capital expenditures to manage our working capital deficit and liquidity position. To the extent our capital expenditures during 2014 exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of non-core assets to fund a portion of our drilling budget.
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

Source of Capital: Operations
Net cash flow from operations decreased from $88.6 million during the year ended December 31, 2012 to $59.9 million during the 2013 period. The decrease in operating cash flow during 2013 as compared to 2012 was primarily attributable to the decrease in our accounts payable to vendors, advances from co-owners and the increase to our revenue receivable offset by the reduction in accounts receivable from our joint partners.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the "Existing Notes") in a public offering. On July 3, 2013, we issued an additional $200 million in aggregate principal amount of 10% Senior Notes due 2017. (the "New Notes" and together with the Existing Notes, the "Notes"). The New Notes were issued at a price equal to 100% of their face value plus accrued interest from March 1, 2013. The New Notes have terms that, subject to certain exceptions, are substantially identical to the Existing Notes. The net proceeds from the offering were used to finance the $188.8 million aggregate cash purchase price of the Gulf of Mexico Acquisition, which also closed on July 3, 2013.
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At December 31, 2013, $11.7 million of interest had been accrued in connection with the March 1, 2014 interest payment and we were in compliance with all of the covenants contained in the Notes.
We have a Credit Agreement (as amended, the “Credit Agreement” and sometimes referred to elsewhere in this Form 10-K as our "bank credit facility") with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A. and IberiaBank. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. Our bank credit facility matures on October 3, 2016. As of December 31, 2013, we had $75.0 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. On July 3, 2013, the borrowing base was increased from $150 million to $200 million (subject to the aggregate commitments of the lenders then in effect). As of December 31, 2013, the aggregate commitments of the lenders is $150 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next borrowing base redetermination is scheduled to occur by March 31, 2014. We or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
The Credit Agreement is secured by a first priority lien on substantially all of our assets, including a lien on all equipment and at least 80% of the aggregate total value of our oil and gas properties. Outstanding balances under the Credit Agreement bear interest at the alternate base rate (“ABR”) plus a margin (based on a sliding scale of 0.5% to 1.5% depending on total commitments) or the adjusted LIBO rate (“Eurodollar”) plus a margin (based on a sliding scale of 1.5% to 2.5% depending on total commitments). The alternate base rate is equal to the highest of (i) the JPMorgan Chase prime rate, (ii) the Federal Funds Effective Rate plus 0.5% or (iii) the adjusted LIBO rate plus 1%. For the purposes of the definition of alternate base rate only, the adjusted LIBO rate is equal to the rate at which dollar deposits of $5,000,000 with a one month maturity are offered by the principal London office of JPMorgan Chase Bank, N.A. in immediately available funds in the London interbank market. For all other purposes, the adjusted LIBO rate is equal to the rate at which Eurodollar deposits in the London interbank market for one, two, three or six months (as selected by us) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities. Outstanding letters of credit are charged a participation fee at a per annum rate equal to the margin applicable to Eurodollar loans, a fronting fee and customary administrative fees. In addition, we pay commitment fees based on a sliding scale of 0.375% to 0.5% depending on total commitments.
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.5 to 1.0, and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits us to repurchase up to $10 million of our common stock during the term of the Credit Agreement, as long as after giving effect to such repurchase our Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of December 31, 2013, we were in compliance with all of the covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
Our shelf registration statement allows us to publicly offer and sell up to $350 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
Source of Capital: Joint Ventures
In May 2010, we entered into a joint development agreement with WSGP Gas Producing, LLC ("WSGP"), a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of our Woodford proved undeveloped reserves as well as the right to earn 50% of our undeveloped Woodford acreage position through a two phase drilling program. We received approximately $57.4 million in cash at closing, net of $2.6 million in transaction fees, and an additional $14 million in each of 2011 and 2012. In addition, since May 2010, WSGP has funded a share of our drilling costs under a drilling program, which we refer to as the drilling carry. As of December 31, 2013, approximately $51.6 million of drilling carry remained available.
Source of Capital: Divestitures
We do not budget property divestitures; however, we are continuously evaluating our property base to determine if there are assets in our portfolio that no longer meet our strategic objectives. From time to time we may divest certain non-strategic assets in order to provide liquidity to strengthen our balance sheet or capital to be reinvested in higher rate of return projects. We are currently exploring divestment opportunities for our Mississippian Lime and South Texas assets. We cannot assure you that we will be able to sell any of our assets in the future.
On December 31, 2012, we sold our non-operated Arkansas assets for a net cash purchase price of $8.5 million. In January 2013, we sold 50% of our saltwater disposal systems and related surface assets in the Woodford for net proceeds of approximately $10 million. In December 2013, we sold our non-operated Wyoming assets for a cash purchase price of $1.0 million.
Use of Capital: Exploration and Development
Our 2014 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $140 million and $150 million. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. We plan to fund our capital expenditures with cash flow from operations and cash on hand. To the extent our capital expenditures during 2014 exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of non-core assets. To the extent additional capital is required, we may utilize sales of equity or debt securities or we may reduce our capital expenditures to manage our liquidity position.
Use of Capital: Acquisitions
On July 3, 2013, we closed the Gulf of Mexico Acquisition for an aggregate cash purchase price of $188.8 million. The Acquired Assets include 16 gross wells located on seven platforms.
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

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Total	2014	2015	2016	2017	2018	After 2018
10% senior notes (1)	$490,000	$35,000	$35,000	$35,000	$385,000	$—	$—
Credit Agreement debt (1)	80,581	1,673	1,860	77,048	—	—	—
Operating leases (2)	8,005	1,384	1,452	1,414	1,312	411	2,032
Asset retirement obligations (3)	48,536	3,113	3,183	4,469	185	3,945	33,641
Purchase commitments (4)	4,563	4,563	—	—	—	—	—
Total	$631,685	$45,733	$41,495	$117,931	$386,497	$4,356	$35,673

(1) Includes principal and estimated interest.
(2) Consists primarily of leases for office space and office equipment.
(3) Consists of estimated future obligations to abandon our oil and gas properties.
(4) Consists of certain drilling rig and seismic contracts.

Item 7A    Quantitative and Qualitative Disclosures About Market Risk
We experience market risks primarily in two areas: interest rates and commodity prices. Because all of our properties are located within the United States, we believe that our business operations are not exposed to significant market risks relating to foreign currency exchange risk.
Our revenues are derived from the sale of our crude oil and natural gas production. Based on projected annual sales volumes for 2014, a 10% decline in the estimated average prices we expect to receive for our crude oil and natural gas production would result in an approximate $19.7 million decline in our revenues for 2014.
We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the year ended December 31, 2013, we received approximately $0.9 million from the counterparties to our derivative instruments in connection with net hedge settlements.
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
As of December 31, 2013, we had entered into the following gas hedge contracts:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
2014	Swap	40,000 Mmbtu	$4.12
Crude Oil:
January - June 2014	Swap (LLS)	450 Bbls	$100.58
2014	Swap (LLS)	400 Bbls	$101.15
2014	Swap (WTI)	350 Bbls	$93.26
LLS - Louisiana Light Sweet
WTI - West Texas Intermediate

At December 31, 2013, we recognized a net liability of approximately $1.1 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of December 31, 2013, we would realize a $0.7 million loss, net of taxes, as an decrease to oil and gas sales during the next 12 months. This loss is expected to be reclassified based on the schedule of gas volumes stipulated in the derivative contracts.
During January 2014, we entered into the following additional hedge contract accounted for as a cash flow hedge:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Crude Oil:
March - December 2014	Swap	5,000 Mmbtu	$4.285
After executing the above transactions, the Company has approximately 16.1 Bcf of gas volumes, at an average price of $4.14 per Mcf, and approximately 355,000 barrels of oil volumes at an average price of $98.18 per barrel, hedged for 2014.
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 18% of our total debt as of December 31, 2013. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of December 31, 2013, and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for 2013 is $0.2 million.

Item 8.	Financial Statements and Supplementary Data
Information concerning this Item begins on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the following:

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our assessment, management believes that our internal control over financial reporting was effective as of December 31, 2013 based on these criteria.
Ernst & Young LLP, our independent registered public accounting firm, has issued their report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013.
March 5, 2014
/s/ Charles T. Goodson
Charles T. Goodson
Chairman and
Chief Executive Officer

/s/ J. Bond Clement
J. Bond Clement
Executive Vice President-
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
We have audited PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). PetroQuest Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PetroQuest Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2013 and our report dated March 5, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 5, 2014

Item 9B.	Other Information
NONE

PART III

Items 10, 11, 12, 13, & 14.
Pursuant to General Instruction G of Form 10-K, the information concerning Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accounting Fees and Services, is incorporated by reference to the information set forth in the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held May 21, 2014, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. FINANCIAL STATEMENTS
The following financial statements of the Company and the Report of the Company’s Independent Registered Public Accounting Firm thereon are included on pages F-1 through F-27 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the three years ended December 31, 2013
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013
Consolidated Statements of Cash Flows for the three years ended December 31, 2013
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2013
Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES:
All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.

3.	EXHIBITS:

** 2.1
Plan and Agreement of Merger by and among Optima Petroleum Corporation, Optima Energy (U.S.) Corporation, its wholly-owned subsidiary, and Goodson Exploration Company, NAB Financial L.L.C., Dexco Energy, Inc., American Explorer, L.L.C. (incorporated herein by reference to Appendix G of the Proxy Statement on Schedule 14A filed July 22, 1998).

** 2.2
Purchase and Sale Agreement dated as of June 19, 2013, between PetroQuest Energy, L.L.C. and Hall-Houston Exploration II, L.P. (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on June 20, 2013).

** 2.3
Purchase and Sale Agreement dated as of June 19, 2013, between PetroQuest Energy, L.L.C. and Hall-Houston Exploration III, L.P. (incorporated herein by reference to Exhibit 2.2 to Form 8-K filed on June 20, 2013).

** 2.4
Purchase and Sale Agreement dated as of June 19, 2013, between PetroQuest Energy, L.L.C. and Hall-Houston Exploration IV, L.P. (incorporated herein by reference to Exhibit 2.3 to Form 8-K filed on June 20, 2013).

** 2.5
Purchase and Sale Agreement dated as of June 19, 2013, between PetroQuest Energy, L.L.C. and GOM-H Exploration, LLC (incorporated herein by reference to Exhibit 2.4 to Form 8-K filed on June 20, 2013).

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

4.5
First Supplemental Indenture, dated August 19, 2010, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on August 19, 2010).

4.6
Second Supplemental Indenture, dated July 3, 2013, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on July 3, 2013).

4.7
Registration Rights Agreement, dated July 3, 2013, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on July 3, 2013).

†10.1
PetroQuest Energy, Inc. 1998 Incentive Plan, as amended and restated effective May 14, 2008 (the “Incentive Plan”) (incorporated herein by reference to Appendix A of the Proxy Statement on Schedule 14A filed April 9, 2008).

†10.2
Form of Incentive Stock Option Agreement for executive officers (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, J. Bond Clement, Tracy Price and Edward E. Abels, Jr.) under the PetroQuest Energy, Inc. 1998 Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-K filed February 27, 2009).

†10.3	Form of Nonstatutory Stock Option Agreement under the PetroQuest Energy, Inc. 1998 Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Form 10-K filed February 27, 2009).

†10.4
Form of Restricted Stock Agreement for executive officers (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, J. Bond Clement, Tracy Price and Edward E. Abels, Jr.) under the PetroQuest Energy, Inc. 1998 Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-K filed February 27, 2009).

†10.5	PetroQuest Energy, Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2010).

†10.6	PetroQuest Energy, Inc. Annual Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on June 8, 2010).

†10.7	PetroQuest Energy, Inc. 2012 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to Schedule 14A filed March 28, 2012).

†10.8	PetroQuest Energy, Inc. Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 15, 2012).

†10.9	PetroQuest Energy, Inc. 2013 Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2013).

†10.10
Form of Award Notice of Restricted Stock Units - Employees (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, J. Bond Clement, Tracy Price and Edward E. Abels, Jr.) under the PetroQuest Energy, Inc. Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed November 15, 2012).

†10.11
Form of Award Notice of Restricted Stock Units - Outside Director/Consultant under the PetroQuest Energy, Inc. Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed November 15, 2012).

†10.12
Form of Restricted Stock Agreement - Executive Officers (including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, J. Bond Clement, Tracy Price and Edward E. Abels, Jr.) under the PetroQuest Energy, Inc. 1998 Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed November 15, 2012).

10.13
Credit Agreement dated as of October 2, 2008, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed October 6, 2008).

10.14
First Amendment to Credit Agreement dated as of March 24, 2009, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 24, 2009).

10.15
Second Amendment to Credit Agreement dated as of September 30, 2009, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed October 1, 2009).

10.16
Third Amendment to Credit Agreement dated as of August 5, 2010, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Credit Agricole Corporate and Investment Bank, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on August 6, 2010).

10.17
Fourth Amendment to Credit Agreement dated as of October 3, 2011, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank and Whitney Bank (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on October 4, 2011).

10.18
Fifth Amendment to Credit Agreement dated as of March 29, 2013, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IBERIABANK and Whitney Bank (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2013).

10.19
Sixth Amendment to Credit Agreement dated as of June 19, 2013, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IBERIABANK and Whitney Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2013).

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

†10.23
Amended Executive Employment Agreement dated effective as of December 31, 2008, between J. Bond Clement and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed February 27, 2009).

†10.24	Executive Employment Agreement dated May 8, 2012 between PetroQuest Energy, Inc. and Tracy Price (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed May 10, 2012).

†10.25	Executive Employment Agreement dated February 1, 2014 between PetroQuest Energy, Inc. and Edward E. Abels, Jr. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed February 5, 2014).

†10.26
Form of Amended Termination Agreement between the Company and each of its executive officers, including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, and J. Bond Clement (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed January 6, 2009).

†10.27	Termination Agreement dated May 8, 2012 between PetroQuest Energy, Inc. and Tracy Price (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed May 10, 2012).

†10.28	Termination Agreement dated February 1, 2014 between PetroQuest Energy, Inc. and Edward E. Abels, Jr. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed February 5, 2014).

†10.29
Form of Indemnification Agreement between PetroQuest Energy, Inc. and each of its directors and executive officers, including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, , J. Bond Clement, Tracy Price, Edward E. Abels, Jr., William W. Rucks, IV, E. Wayne Nordberg, Michael L. Finch, W.J. Gordon, III and Charles F. Mitchell, II (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed March 13, 2002).

10.30	Form of Surrender and Cancellation Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 16, 2010).

10.31
Joint Development Agreement dated May 17, 2010, among PetroQuest Energy, L.L.C., a Louisiana limited liability company, WSGP Gas Producing, LLC, a Delaware limited liability company, and NextEra Energy Gas Producing, LLC, a Delaware limited liability company (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on August 5, 2010).

10.32
Second Amendment to the Joint Development Agreement dated February 24, 2012, among PetroQuest Energy, L.L.C., a Louisiana limited liability company, WSGP Gas Producing, LLC, a Delaware limited liability company, and NextEra Energy Gas Producing, LLC, a Delaware limited liability company (incorporated herein by reference to Exhibit 10.22 to Form 10-K filed March 5, 2012).

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Form 10-K filed March 8, 2006).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Ryder Scott Company, L.P.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

*99.1	Reserve report letter as of December 31, 2013, as prepared by Ryder Scott Company, L.P.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	The registrant agrees to furnish supplementally a copy of any omitted schedule to the Agreements to the SEC upon request.

†	Management contract or compensatory plan or arrangement

(b)	Exhibits. See Item 15 (a) (3) above.

(c)	Financial Statement Schedules. None

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2014.

PETROQUEST ENERGY, INC.

By:	/s/ Charles T. Goodson
CHARLES T. GOODSON
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2014.

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
We have audited the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetroQuest Energy, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 5, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 5, 2014

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,153	$14,904
Revenue receivable	26,568	17,742
Joint interest billing receivable	26,556	42,238
Other receivable	—	9,208
Derivative asset	521	830
Prepaid drilling costs	477	1,698
Other current assets	8,132	2,964
Total current assets	71,407	89,584
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	2,035,899	1,734,477
Unevaluated oil and gas properties	98,387	71,713
Accumulated depreciation, depletion and amortization	(1,553,044)	(1,472,244)
Oil and gas properties, net	581,242	333,946
Other property and equipment	13,993	12,370
Accumulated depreciation of other property and equipment	(8,901)	(7,607)
Total property and equipment	586,334	338,709
Other assets, net of accumulated amortization of $5,689 and $4,240, respectively	9,449	5,110
Total assets	$667,190	$433,403
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$47,341	$58,960
Advances from co-owners	969	20,459
Oil and gas revenue payable	22,664	26,175
Accrued interest and preferred stock dividend	12,909	6,190
Asset retirement obligation	3,113	2,351
Derivative liability	1,617	233
Other accrued liabilities	8,924	6,535
Total current liabilities	97,537	120,903
Bank debt	75,000	50,000
10% Senior Notes	350,000	150,000
Asset retirement obligation	45,423	24,909
Other long-term liability	135	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 63,664 and 62,768 shares, respectively	64	63
Paid-in capital	280,711	276,534
Accumulated other comprehensive income (loss)	(1,096)	521
Accumulated deficit	(180,585)	(189,528)
Total stockholders’ equity	99,095	87,591
Total liabilities and stockholders’ equity	$667,190	$433,403
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(Amounts in Thousands, Except Per Share Data)

	Year Ended
	December 31,
	2013	2012	2011
Revenues:
Oil and gas sales	$182,804	$141,433	$160,486
Gas gathering revenue	66	158	214
	182,870	141,591	160,700
Expenses:
Lease operating expenses	43,743	38,890	38,571
Production taxes	3,950	885	3,100
Depreciation, depletion and amortization	71,445	60,689	58,243
Ceiling test write-down	—	137,100	18,907
General and administrative	26,512	22,957	20,436
Accretion of asset retirement obligation	1,753	2,078	2,049
Interest expense	21,886	9,808	9,648
	169,289	272,407	150,954
Other income (expense):
Other income (expense)	588	606	(1,008)
Derivative income (expense)	233	(233)	—
	821	373	(1,008)
Income (loss) from operations	14,402	(130,443)	8,738
Income tax expense (benefit)	320	1,636	(1,810)
Net income (loss)	14,082	(132,079)	10,548
Preferred stock dividend	5,139	5,139	5,139
Net income (loss) available to common stockholders	$8,943	$(137,218)	$5,409
Earnings per common share:
Basic
Net income (loss) per share	$0.14	$(2.20)	$0.08
Diluted
Net income (loss) per share	$0.14	$(2.20)	$0.08
Weighted average number of common shares:
Basic	63,054	62,459	61,937
Diluted	63,208	62,459	62,325
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)

	Year Ended
	December 31,
	2013	2012	2011
Net income (loss)	$14,082	$(132,079)	$10,548
Change in fair value of derivatives, net of income tax (expense) benefit of $309, $2,079 and ($2,388) respectively	(1,617)	(3,510)	5,120
Comprehensive income (loss)	$12,465	$(135,589)	$15,668
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year Ended
	December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$14,082	$(132,079)	$10,548
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	320	1,636	(1,810)
Depreciation, depletion and amortization	71,445	60,689	58,243
Ceiling test write-down	—	137,100	18,907
Accretion of asset retirement obligation	1,753	2,078	2,049
Share based compensation expense	4,216	6,910	4,833
Amortization costs and other	1,473	881	625
Non-cash derivative expense (benefit)	(233)	233	—
Payments to settle asset retirement obligations	(3,335)	(2,627)	(905)
Changes in working capital accounts:
Revenue receivable	(8,826)	(1,882)	(2,474)
Prepaid drilling and pipe costs	1,221	4,479	5,530
Joint interest billing and other receivable	15,685	3,981	(35,252)
Accounts payable and accrued liabilities	(12,865)	20,916	34,599
Advances from co-owners	(19,490)	(13,408)	25,904
Other	(5,592)	(316)	(1,621)
Net cash provided by operating activities	59,854	88,591	119,176
Cash flows used in investing activities:
Investment in oil and gas properties	(298,824)	(147,771)	(194,536)
Investment in other property and equipment	(1,679)	(1,743)	(1,286)
Sale of oil and gas properties	19,913	837	14,000
Sale of unevaluated oil and gas properties	487	8,889	28,461
Net cash used in investing activities	(280,103)	(139,788)	(153,361)
Cash flows used in financing activities:
Net payments for share based compensation	(38)	(981)	(1,133)
Deferred financing costs	(320)	(42)	(517)
Payment of preferred stock dividend	(5,139)	(5,139)	(5,139)
Proceeds from bank borrowings	73,000	102,500	22,000
Repayment of bank borrowings	(48,000)	(52,500)	(22,000)
Proceeds from issuance of 10% Senior Notes	200,000	—	—
Costs to issue 10% Senior Notes	(5,005)	—	—
Net cash provided by (used in) financing activities	214,498	43,838	(6,789)
Net decrease in cash and cash equivalents	(5,751)	(7,359)	(40,974)
Cash and cash equivalents, beginning of period	14,904	22,263	63,237
Cash and cash equivalents, end of period	$9,153	$14,904	$22,263
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,101	$16,026	$16,017
Income taxes	$12	$105	$51
See accompanying Notes to Consolidated Financial Statements.

PetroQuest Energy Inc.
Consolidated Statements of Stockholders’ Equity
(Amounts in Thousands)

	Common Stock	Preferred Stock	Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2010	$62	$1	$266,907	$(1,089)	$(57,719)	$208,162
Options exercised	—	—	234	—	—	234
Retirement of shares upon vesting of restricted stock	—	—	(1,368)	—	—	(1,368)
Share-based compensation expense	—	—	4,833	—	—	4,833
Derivative fair value adjustment, net of tax	—	—	—	5,120	—	5,120
Preferred stock dividend	—	—	—	—	(5,139)	(5,139)
Net income	—	—	—	—	10,548	10,548
December 31, 2011	$62	$1	$270,606	$4,031	$(52,310)	$222,390
Options exercised	—	—	260	—	—	260
Retirement of shares upon vesting of restricted stock	1	—	(1,242)	—	—	(1,241)
Share-based compensation expense	—	—	6,910	—	—	6,910
Derivative fair value adjustment, net of tax	—	—	—	(3,510)	—	(3,510)
Preferred stock dividend	—	—	—	—	(5,139)	(5,139)
Net loss	—	—	—	—	(132,079)	(132,079)
December 31, 2012	$63	$1	$276,534	$521	$(189,528)	$87,591
Options exercised	—	—	731	—	—	731
Retirement of shares upon vesting of restricted stock	1	—	(1,057)	—	—	(1,056)
Share-based compensation expense	—	—	4,216	—	—	4,216
Issuance of shares under employee stock purchase plan	—	—	287	—	—	287
Derivative fair value adjustment, net of tax	—	—	—	(1,617)	—	(1,617)
Preferred stock dividend	—	—	—	—	(5,139)	(5,139)
Net income	—	—	—	—	14,082	14,082
December 31, 2013	$64	$1	$280,711	$(1,096)	$(180,585)	$99,095

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies
PetroQuest Energy, Inc. (a Delaware Corporation) (“PetroQuest”) is an independent oil and gas company headquartered in Lafayette, Louisiana with exploration offices in The Woodlands, Texas and Tulsa, Oklahoma. It is engaged in the exploration, development, acquisition and operation of oil and gas properties in Oklahoma and Texas as well as onshore and in the shallow waters offshore the Gulf Coast Basin.
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
Accounts Receivable
In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. As of December 31, 2013 and 2012, the Company had $0.1 million recorded related to an allowance for doubtful accounts on its joint interest billing receivable. At December 31, 2012, $9.2 million was recorded as an other receivable relative to net proceeds from the sale of the Company's non-operated Arkansas assets, which were collected in January 2013.
Other Current Assets
Other current assets at December 31, 2013 and 2012 included $3.1 million and $0.4 million, respectively, related to an insurance receivable related to operations in our Oklahoma acreage.
Other Property and Equipment
During 2006, the Company acquired a gas gathering system used in the transportation of natural gas. The costs related to this system are depreciated on a straight line basis over the estimated remaining useful life, generally 14 years. The costs related to other furniture and fixtures are depreciated on a straight line basis over estimated useful lives ranging from 3-8 years. During 2012, a field office servicing the Company's Oklahoma assets was built and is being depreciated over 39 years.
Other Assets
Other assets at December 31, 2013 and 2012 included $7.4 million and $3.5 million, respectively, related to deferred financing costs, which are amortized over the life of the related debt. Additionally, other assets includes the long-term portion of a severance tax receivable from the state of Oklahoma, which is payable over the next 1.5 years.
Other Accrued Liabilities
Other accrued liabilities at December 31, 2013 and 2012 included $6.5 million and $5.7 million, respectively, related to accrued incentive compensation costs.
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
Revenue Recognition
The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 2013 and 2012 were not significant.
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

	Year Ended December 31,
	2013	2012	2011
Shell Trading Co.	35%	30%	18%
Laclede Energy	14%	17%	20%
Unimark, LLC	14%	(a)	(a)
JP Morgan Ventures Energy	(a)	12%	(a)
Texon LP	(a)	(a)	15%
Gary Williams	(a)	(a)	11%

(a)	Less than 10 percent
Derivative Instruments
Under ASC Topic 815, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. Instruments qualifying for hedge accounting treatment are recorded as an asset or liability measured at fair value and subsequent changes in fair value are recognized in stockholders’ equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is effective. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). The Company does not offset fair value amounts recognized for derivative instruments. The cash settlements of hedges are recorded as adjustments to oil and gas sales. Oil and gas revenues include additions related to the net settlement of hedges totaling $0.9 million, $9.1 million and $2.4 million during 2013, 2012 and 2011, respectively.
The Company’s hedges are specifically referenced to NYMEX prices for oil and natural gas. The effectiveness of hedges is evaluated at the time the contracts are entered into, as well as periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices received from the designated production. Through this analysis, the Company is able to determine if a high correlation exists between the prices received for its designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2013, the Company’s derivative instruments were designated as effective cash flow hedges. See Note 7 for further discussion of the Company’s derivative instruments.

Note 2—Acquisition
On July 3, 2013, the Company acquired certain shallow water Gulf of Mexico shelf oil and gas properties (the “Acquired Assets”), for an aggregate cash purchase price of $188.8 million, reflecting an effective date of January 1, 2013 (collectively, the "Gulf of Mexico Acquisition"). The Acquired Assets included 16 gross wells located on seven platforms.
The aggregate cash purchase price of the Gulf of Mexico Acquisition was financed with the net proceeds from the sale of $200 million in aggregate principal amount of the Company's 10% Senior Notes due 2017.  The Company subsequently registered the 10% Senior Notes due 2017 in an exchange offer completed in September 2013 (the "New Notes"). The New Notes have terms that, subject to certain exceptions, are substantially identical to the Company's existing $150 million aggregate principal amount of 10% Senior Notes due 2017. In connection with the transaction, the Company recorded $5 million of deferred financing costs related to the New Notes and incurred $4.0 million of acquisition-related costs, including $2.6 million related to a bridge commitment fee, which were recognized as general and administrative expenses.

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

The following table summarizes the acquisition date fair values of the net assets acquired (in thousands):

Oil and gas properties	$192,067
Unevaluated oil and gas properties	12,033
Asset retirement obligations	(15,319)
Net assets acquired	$188,781

The following unaudited summary pro forma financial information for the twelve month periods ended December 31, 2013 and 2012 has been prepared to give effect to the Gulf of Mexico Acquisition as if it had occurred on January 1, 2012. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2012 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following unaudited pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities and other factors. Amounts are presented in thousands, except per share amounts.

	Twelve Months Ended December 31,
	2013	2012

Revenues	$215,666	$187,104
Income (Loss) from Operations	19,858	(135,406)
Net Income (Loss) available to common stockholders	14,399	(142,181)

Basic Earnings (loss) per Share	$0.22	$(2.28)
Diluted Earnings (loss) per Share	$0.22	$(2.28)

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

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Year Ended December 31, 2013	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$8,943	63,054
Attributable to participating securities	(257)	—
BASIC EPS	$8,686	63,054	$0.14

Net income available to common stockholders	$8,943	63,054
Effect of dilutive securities:
Stock options	—	154
Attributable to participating securities	(256)	—
DILUTED EPS	$8,687	63,208	$0.14

For the Year Ended December 31, 2012	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(137,218)	62,459	$(2.20)
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
DILUTED EPS	$(137,218)	62,459	$(2.20)

For the Year Ended December 31, 2011	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$5,409	61,937
Attributable to participating securities	(154)	—
BASIC EPS	$5,255	61,937	$0.08

Net income available to common stockholders	$5,409	61,937
Effect of dilutive securities:
Stock options	—	388
Attributable to participating securities	(153)	—
DILUTED EPS	$5,256	62,325	$0.08

Common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 5.1 million shares during 2013 and 2011 were not included in the computation of diluted earnings per share because the inclusion would have been anti-dilutive. Options to purchase 1.2 million and 0.1 million shares of common stock were outstanding during the year ended December 31, 2013 and 2011, respectively, and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.
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

Note 5—Share-Based Compensation
Share-based compensation expense is reflected as a component of the Company’s general and administrative expense. A detail of share-based compensation expense for the periods ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock options:
Incentive Stock Options	$310	$786	$493
Non-Qualified Stock Options	222	660	703
Restricted stock	3,684	5,464	3,637
Restricted stock units	1,611	277	—
Share-based compensation	$5,827	$7,187	$4,833
During the years ended December 31, 2013, 2012 and 2011, the Company recorded income tax benefits of approximately $1.8 million, $2.3 million and $1.6 million, respectively, related to share-based compensation expense recognized during those periods. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for any periods presented.
At December 31, 2013, the Company had $6.8 million of unrecognized compensation cost related to unvested restricted stock and stock options. This amount will be recognized as compensation expense over a weighted average period of approximately three years.
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
The following table outlines the assumptions used in computing the fair value of stock options granted during 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Dividend yield	—%	—%	—%
Expected volatility	79.6% - 79.8%	79.2% - 79.6%	78.5% - 79.7%
Risk-free rate	0.9% - 1.815%	0.8% - 1.1%	1.1% - 2.2%
Expected term	6 years	6 years	6 years
Forfeiture rate	5.0%	5.0%	5.0%
Stock options granted (1)	395,642	125,487	395,280
Wgtd. avg. grant date fair value per share	$2.91	$3.71	$5.09
Fair value of grants (1)	$1,150,000	$465,000	$2,011,000

(1)	Prior to applying estimated forfeiture rate

The following table details stock option activity during the year ended December 31, 2013:

	Number of Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Life	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of year	1,924,941	$5.61
Granted	395,642	4.22
Expired/cancelled/forfeited	(120,090)	7.22
Exercised	(308,000)	2.81
Outstanding at end of year	1,892,493	5.67	5.8 years	$360

Options exercisable at end of year	1,317,795	$5.99	4.3 years	$324
Options expected to vest	545,963	4.95	9.1 years	$34
The total fair value of stock options that vested during the years ended December 31, 2013, 2012 and 2011 was $0.8 million, $1.7 million and $1.1 million, respectively. The intrinsic value of stock options exercised was immaterial for all periods presented.
The following table summarizes information regarding stock options outstanding at December 31, 2013:

Range of	Options	Wgtd. Avg.	Wgtd. Avg.	Options	Wgtd. Avg.
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	12/31/2013	Contractual Life	Price	12/31/2013	Price
$2.24—$4.48	684,141	5.4 years	$3.75	316,499	$3.26
$4.48—$6.72	389,320	5.1 years	$5.64	275,997	$5.78
$6.72—$8.96	809,032	6.5 years	$7.26	715,299	$7.22
$8.96—$11.20	10,000	2.1 years	$9.99	10,000	$9.99
	1,892,493	5.8 years	$5.67	1,317,795	$5.99
Restricted Stock
The Company computes the fair value of its service based restricted stock using the closing price of the Company’s stock at the date of grant, and compensation expense is recognized assuming a 5% estimated forfeiture rate. Restricted stock granted to employees prior to 2011 generally vests over a five-year period with one-fourth vesting on each of the first, second, third and fifth anniversaries of the date of the grant. No portion of the restricted stock vests on the fourth anniversary of the date of the grant. Prior to 2013, restricted stock granted to directors generally vested evenly over a three year period. In 2013, restricted stock granted to directors vests one year from the date of grant, to align with their term on the board. Beginning January 1, 2011, restricted stock granted to employees generally vests evenly over a three year period. Upon a change in control of the Company, all outstanding shares of restricted stock will become immediately vested. Compensation expense related to restricted stock is recognized over the vesting period using the accelerated expense attribution method.
The following table details restricted stock activity during 2013:

	Number of Shares	Wgtd. Avg. Fair Value per Share
Outstanding at beginning of year	1,805,829	$6.28
Granted	1,078,000	4.18
Expired/cancelled/forfeited	(186,926)	5.85
Lapse of restrictions	(770,452)	6.95
Outstanding at December 31, 2013	1,926,451	$4.88
The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2013, 2012 and 2011 was $4.18, $5.24 and $7.54, respectively, per share. The total fair value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $5.4 million, $4.7 million and $5.6 million, respectively. At December 31, 2013, the weighted average remaining life of restricted stock outstanding was two years and the intrinsic value of restricted stock outstanding, using the closing stock price on December 31, 2013, was $8.3 million.

Restricted Stock Units
The Company granted restricted stock units ("RSUs") to employees during 2013 and 2012. The RSUs vest in one-third increments on each of the first, second and third anniversaries of the date of grant. Cash payment will be made to employees on each vesting date based upon the Company's closing stock price on that date. Upon change in control of the Company, all of the RSUs will immediately vest. Compensation expense is recognized on a straight line basis over the vesting period assuming a 5% estimated forfeiture rate. The Company computes the fair value of the RSUs using the closing price of the Company's stock for purposes of determining the amount of the liability at the end of each period. During 2013 the Company paid $1.6 million for units that vested during the period. As of December 31, 2013, the Company had a liability for RSUs outstanding and expected to vest in the amount of $0.3 million and an intrinsic value on all RSUs outstanding of $5.5 million.

Number of Shares
Outstanding at beginning of year	1,096,158
Granted	703,777
Expired/Cancelled/Forfeited	(141,378)
Vested/Paid	(385,140)
Outstanding at December 31, 2013	1,273,417

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
The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

	Year Ended December 31,
	2013	2012
Asset retirement obligation, beginning of period	$27,260	$30,427
Liabilities assumed	15,319	—
Liabilities incurred	498	892
Liabilities settled	(3,335)	(2,627)
Accretion expense	1,753	2,078
Revisions in estimated cash flows	7,041	(3,510)
Asset retirement obligation, end of period	48,536	27,260
Less: current portion of asset retirement obligation	(3,113)	(2,351)
Long-term asset retirement obligation	$45,423	$24,909

Note 7—Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil, natural gas or natural gas liquids (Ngl) quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At December 31, 2013, the Company designated all of its derivative instruments as effective cash flow hedges. At December 31, 2012, the Company designated all derivative instruments except its three-way collar as effective cash flow hedges.

Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $1,098,000, $6,846,000 and $2,609,000, Ngl hedges of $61,000, $722,000 and zero, and oil hedges of ($232,000), $1,529,000 and ($192,000), for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, the Company had entered into the following gas hedge contracts:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
2014	Swap	40,000 Mmbtu	$4.12
Crude Oil:
January - June 2014	Swap (LLS)	450 Bbls	$100.58
2014	Swap (LLS)	400 Bbls	$101.15
2014	Swap (WTI)	350 Bbls	$93.26
LLS - Louisiana Light Sweet
WTI - West Texas Intermediate
At December 31, 2013, the Company had recognized a net liability of approximately $1.1 million related to the estimated fair value of these derivative instruments. Based on estimated future commodity prices as of December 31, 2013, the Company would realize a $0.7 million loss, net of taxes, during the next 12 months. These losses are expected to be reclassified to oil and gas sales based on the schedule of oil and gas volumes stipulated in the derivative contracts.
During January 2014, the Company entered into the following additional hedge contract accounted for as a cash flow hedge:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
March - December 2014	Swap	5,000 Mmbtu	$4.285
Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheet at December 31, 2013 and December 31, 2012:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
December 31, 2013	Derivative asset	$521
December 31, 2013	Derivative liability	$(1,617)
December 31, 2012	Derivative asset	$830

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the twelve months ended December 31, 2013, 2012 and 2011:

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain Reclassified into Income
Commodity Derivatives at December 31, 2013	$(1,617)	Oil and gas sales	$994
Commodity Derivatives at December 31, 2012	$(3,510)	Oil and gas sales	$9,097
Commodity Derivatives at December 31, 2011	$5,120	Oil and gas sales	$2,417
Derivatives not designated as hedging instruments:
The Company’s three-way collar contract for 2013 gas production was not designated as an effective cash flow hedge and therefore both realized and unrealized (mark-to-market) gains or losses on this derivative were recorded as derivative expense (income) in the statement of operations. The following tables reflect the fair value of this contract in the consolidated financial statements (in thousands):
Effect of Non-designated Derivative Instrument on the Consolidated Balance Sheet at December 31, 2012:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
December 31, 2012	Derivative liability	$(233)
Effect of Non-designated Derivative Instrument on the Consolidated Statement of Operations for the twelve months ended December 31, 2013, 2012 and 2011:

Instrument	Amount of Gain (Loss) Recognized in Derivative Income (Expense)
Commodity Derivatives at December 31, 2013	$233
Commodity Derivatives at December 31, 2012	$(233)
Commodity Derivatives at December 31, 2011	$—

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company's derivative instruments at December 31, 2013 were in the form of swaps based on NYMEX pricing for oil and natural gas. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.

The following table summarizes the Company’s assets (liabilities) that are subject to fair value measurement on a recurring basis as of December 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
At December 31, 2013	$—	$(1,096)	$—
At December 31, 2012	$—	$597	$—

The fair value of the Company's cash and cash equivalents and variable-rate bank debt approximated book value at December 31, 2013 and 2012. As of December 31, 2013, the fair value of the Company's $350 million 10% Senior Notes due 2017 (the "Notes") was approximately $364.0 million. As of December 31, 2012, the fair value of the Company's $150 million in principal amount of Notes was approximately $155.3 million. The fair value of the Notes was determined based upon a market quote provided by an independent broker, which represents a Level 2 input.

Note 9—Long-Term Debt
On August 19, 2010, PetroQuest issued $150 million in principal amount of Notes (the "Existing Notes") in a public offering. On July 3, 2013, PetroQuest issued an additional $200 million in aggregate principal amount of Notes. PetroQuest subsequently registered the Notes in an exchange offer completed in September 2013 (the "New Notes" and together with the Existing Notes, the "Notes"). The New Notes were issued at a price equal to 100% of their face value plus accrued interest from March 1, 2013. The New Notes have terms that, subject to certain exceptions, are substantially identical to the Existing Notes. The net proceeds from the offering were used to finance the $188.8 million aggregate cash purchase price of the Gulf of Mexico Acquisition, which also closed on July 3, 2013. The Notes are guaranteed by certain of PetroQuest's subsidiaries. The subsidiary guarantors are 100% owned by PetroQuest and all guarantees are full and unconditional and joint and several. PetroQuest has no independent assets or operations and the subsidiaries not providing guarantees are minor, as defined by the rules of the Securities and Exchange Commission.
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At December 31, 2013, $11.7 million had been accrued in connection with the March 1, 2014 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A. and IberiaBank. The Credit Agreement provides the Borrower with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Borrower to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of December 31, 2013, the Borrower had $75.0 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Borrower's oil and gas properties as of January 1 and July 1 of each year. On July 3, 2013 the borrowing base was increased from $150 million to $200 million (subject to the aggregate commitments of the lenders then in effect). As of December 31, 2013, the aggregate commitments of the lenders is $150 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next borrowing base redetermination is scheduled to occur by March 31, 2014. The Borrower or the lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
The Credit Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, including a lien on all equipment and at least 80% of the aggregate total value of the Borrower's oil and gas properties. Outstanding balances under the Credit Agreement bear interest at the alternate base rate (“ABR”) plus a margin (based on a sliding scale of 0.5% to 1.5% depending on total commitments) or the adjusted LIBO rate (“Eurodollar”) plus a margin (based on a sliding scale of 1.5% to 2.5% depending on total commitments). The alternate base rate is equal to the highest of (i) the JPMorgan Chase prime rate, (ii) the Federal Funds Effective Rate plus 0.5% or (iii) the adjusted LIBO rate plus 1%. For the purposes of the definition of alternative base rate only, the adjusted LIBO rate is equal to the rate at which dollar deposits of $5,000,000 with a one month maturity are offered by the principal London office of JPMorgan Chase Bank, N.A. in immediately available funds in the London interbank market. For all other purposes, the adjusted LIBO rate is equal to the rate at which Eurodollar deposits in the London interbank market for one, two, three or six months (as selected by the Borrower) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities. Outstanding letters of credit are charged a participation fee at a per annum rate equal to the margin applicable to Eurodollar loans, a fronting fee and customary administrative fees. In addition, the Borrower pays commitment fees based on a sliding scale of 0.375% to 0.5% depending on total commitments.
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.5 to 1.0, and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits the Borrower to repurchase up to $10 million of the Company’s common stock during the term of the Credit Agreement, as long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of December 31, 2013, the Borrower was in compliance with all of the covenants contained in the Credit Agreement.
Note 10—Related Party Transactions
Two of the Company’s senior officers, Charles T. Goodson and Stephen H. Green, or their affiliates, are working interest owners and overriding royalty interest owners and E. Wayne Nordberg and William W. Rucks, IV, two of the Company’s directors, are working interest owners in certain properties operated by the Company or in which the Company also holds a working interest. As working interest owners, they are required to pay their proportionate share of all costs and are entitled to receive their proportionate share of revenues in the normal course of business. As overriding royalty interest owners, they are entitled to receive their proportionate share of revenues in the normal course of business.
During 2013, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson and Green, or their affiliates, in the amounts of $92,000 and $269,000, respectively, and with respect to Mr. Nordberg, costs billed exceeded revenues disbursed in the amount of $200. During 2012, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson, Green and Nordberg, or their affiliates, in the amounts of $104,000, $387,000 and $100, respectively. During 2011, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson and Green, or their affiliates, in the amounts of $293,000, $546,000, respectively, and with respect to Mr. Nordberg, costs billed exceeded revenues in the amount of $9. No such disbursements were made to Mr. Rucks during any reported period. With respect to Mr. Goodson, gross revenues attributable to interests, properties or participation rights held by him prior to joining the Company as an officer and director on September 1, 1998 represent all of the gross revenue received by him during these periods.
In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. At December 31, 2013, the Company’s joint interest billing receivable included approximately $19,000 from the related parties discussed above or their affiliates, attributable to their share of costs. This represents less than 1% of the Company’s total joint interest billing receivable at December 31, 2013.
Periodically, the Company charters private aircraft for business purposes. During 2012 and 2011, the Company paid approximately $16,900 and $128,200, respectively, to a third party operator in connection with the Company’s use of flight hours owned by Charles T. Goodson through a fractional ownership arrangement with the third party operator. These amounts represent the cost of the hours purchased by Mr. Goodson. No such amounts were incurred during 2013. The Company’s use of flight hours purchased by Mr. Goodson was pre-approved by the Company’s Audit Committee and there is no agreement or obligation by or on behalf of the Company to utilize this aircraft arrangement.
Note 11—Ceiling Test Write-downs
As a result of lower natural gas prices and their negative impact on certain of the Company’s longer-lived estimated proved reserves and estimated future net cash flows, the Company recognized ceiling test write-downs of $137.1 million and $18.9 million during 2012 and 2011, respectively. No such write-down occurred during 2013. At December 31, 2012, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at that date, averaged $2.21 per Mcf of natural gas, $102.81 per barrel of oil and $6.07 per Mcfe of Ngl. The Company’s cash flow hedges in place decreased the ceiling test write-down by approximately $2.2 million and $3.9 million during 2012 and 2011, respectively.

Note 12—Other Comprehensive Income
The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2013 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2012	$521	$—	$521
Other comprehensive loss before reclassifications	(585)	(408)	(993)
Amounts reclassified from accumulated other comprehensive income	(624)	—	(624)
Net other comprehensive loss	(1,209)	(408)	(1,617)
Balance as of December 31, 2013	$(688)	$(408)	$(1,096)
Refer to Note 7 - Derivative Instruments for additional details about the effect of the above reclassifications.

Note 13—Investment in Oil and Gas Properties—Unaudited
The following tables disclose certain financial data relative to the Company’s oil and gas producing activities, which are located onshore and offshore in the continental United States:
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
(amounts in thousands)

	For the Year-Ended December 31,
	2013	2012	2011
Acquisition costs:
Proved (1)	$177,880	$352	$2,720
Unproved (1)	35,008	15,677	43,207
Divestitures—unproved (2)	(487)	(8,889)	(14,461)
Exploration costs:
Proved	34,344	72,361	92,466
Unproved	20,112	18,033	5,919
Development costs	41,328	18,740	34,400
Capitalized general and administrative and interest costs	19,911	18,961	18,210
Total costs incurred	$328,096	$135,235	$182,461

	For the Year-Ended December 31,
	2013	2012	2011
Accumulated depreciation, depletion and amortization (DD&A)
Balance, beginning of year	$(1,472,244)	$(1,265,603)	$(1,175,553)
Provision for DD&A	(69,357)	(59,496)	(57,143)
Ceiling test writedown	—	(137,100)	(18,907)
Sale of proved properties and other (3)	(11,443)	(10,045)	(14,000)
Balance, end of year	$(1,553,044)	$(1,472,244)	$(1,265,603)

DD&A per Mcfe	$1.82	$1.75	$1.89

(1)
During 2013, the Company closed on the Gulf of Mexico Acquisition for an aggregate cash purchase price of $188.8 million (see Note 2 - Acquisition). Additionally, the Company acquired 13,500 net unevaluated acres in Oklahoma targeting the Woodford Shale.

(2)
During 2012, the Company sold an additional portion of its Mississippian Lime acreage for $6.1 million. During 2011, the Company sold a portion of its unproved Mississippian Lime acreage for $14.5 million.

(3)
During 2013, the Company sold 50% of its saltwater disposal systems and related surface assets in the Woodford for net proceeds of approximately $10.4 million. and its non-operated Wyoming assets for a cash purchase price of $1.0 million. During 2012, the Company sold its non-operated Arkansas assets for a net cash purchase price of $8.5 million. During 2011, the Company received an additional $14 million payment associated with the achievement of certain production metrics stipulated under the joint development agreement.

At December 31, 2013 and 2012, unevaluated oil and gas properties totaled $98.4 million and $71.7 million, respectively, and were not subject to depletion. Unevaluated costs at December 31, 2013 included $11.3 million of costs related to 19 exploratory wells in progress at year-end. These costs are expected to be transferred to evaluated oil and gas properties during 2014 upon the completion of drilling. At December 31, 2012, unevaluated costs included $12.7 million related to 17 exploratory wells in progress. All of these costs were transferred to evaluated oil and gas properties during 2013. The Company capitalized $6.6 million, $7.0 million and $7.0 million of interest during 2013, 2012 and 2011, respectively. Of the total unevaluated oil and gas property costs of $98.4 million at December 31, 2013, $50.3 million, or 51%, was incurred in 2013, $12.1 million, or 12%, was incurred in 2012 and $36.0 million, or 37%, was incurred in prior years. The Company expects that the majority of the unevaluated costs at December 31, 2013 will be evaluated within the next three years, including $34.4 million that the Company expects to be evaluated during 2014.
Note 14—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of the ceiling test write-downs recognized during 2011 and 2012, the Company incurred a cumulative three-year loss. Because of the impact the cumulative loss had on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance of $45.5 million as of December 31, 2013.
An analysis of the Company’s deferred taxes follows (amounts in thousands):

	December 31,
	2013	2012	2011
Net operating loss carryforwards	$21,810	$16,641	$2,409
Percentage depletion carryforward	8,645	7,317	6,103
Alternative minimum tax credits	784	784	784
Contributions carryforward and other	189	156	130
Temporary differences:
Oil and gas properties	(7,248)	12,575	(21,860)
Asset retirement obligation	18,056	10,141	11,319
Derivatives	408	(222)	(2,388)
Share-based compensation	2,887	3,474	2,952
Valuation allowance	(45,531)	(50,866)	—
Deferred tax liability	$—	$—	$(551)
At December 31, 2013, the Company had approximately $70.7 million of operating loss carryforwards, of which $12.1 million relates to excess tax benefits with respect to share-based compensation that have not been recognized in the financial statements. If not utilized, approximately $8.7 million of such carryforwards would expire in 2025 and the remainder would expire by the year 2033. The Company has available for tax reporting purposes $24.7 million in statutory depletion deductions that may be carried forward indefinitely.

Income tax expense (benefit) for each of the years ended December 31, 2013, 2012 and 2011 was different than the amount computed using the Federal statutory rate (35%) for the following reasons (amounts in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Amount computed using the statutory rate	$5,041	$(45,655)	$3,058
Increase (reduction) in taxes resulting from:
State & local taxes	317	(2,870)	192
Percentage depletion carryforward	(1,323)	(1,309)	(2,507)
Allowance for alternative minimum tax	—	—	8
Non-deductible stock option expense (1)	115	292	183
Share-based compensation (2)	780	9	346
Other	1,132	303	(300)
Change in valuation allowance	(5,742)	50,866	(2,790)
Income tax expense (benefit)	$320	$1,636	$(1,810)

(1)	Relates to compensation expense recognized on the vesting of Incentive Stock Options.

(2)	Relates to the write-off of deferred tax assets associated with share based compensation that will not be recognized for tax purposes.
Note 15—Commitments and Contingencies
The Company is a party to ongoing litigation in the normal course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material. At December 31, 2010, the Company had accrued $2.3 million in connection with estimated liabilities related to certain legal matters. All of these matters were settled during 2011, which resulted in an additional charge of $1.4 million included in other expense for the year ended December 31, 2011.
Lease Commitments
The Company has operating leases for office space and equipment, which expire on various dates through 2018. Future minimum lease commitments as of December 31, 2013 under these operating leases are as follows (in thousands):

2014	$1,384
2015	1,452
2016	1,414
2017	1,312
2018	411
Thereafter	2,032
$8,005
Total rent expense under operating leases was approximately $1.4 million, $1.4 million and $1.3 million in 2013, 2012 and 2011, respectively.
Note 16—Oil and Gas Reserve Information—Unaudited
The Company’s net proved oil and gas reserves at December 31, 2013 have been estimated by independent petroleum engineers in accordance with guidelines established by the SEC using a historical 12-month average pricing assumption.
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
During 2013, the Company’s estimated proved reserves increased by 32%. This increase was primarily due to the Gulf of Mexico Acquisition, the success of the Company's drilling programs and approximately 33 Bcfe of PUD reserves added as a result of the increase in the historical 12-month average price per Mcf of natural gas used to calculate estimated proved reserves. In total, the Company added approximately 63 Bcfe of proved reserves in Oklahoma, 41 Bcfe in the Gulf Coast and 6 Bcfe in Texas. Overall, the Company had a 88% drilling success rate during 2013 on 40 gross wells drilled.

The following table sets forth an analysis of the Company’s estimated quantities of net proved and proved developed oil (including condensate), gas and natural gas liquid reserves, all located onshore and offshore the continental United States:

	Oil in MBbls	NGL in MMcfe	Natural Gas in MMcf	Total Reserves in MMcfe
Proved reserves as of December 31, 2010	1,623	8,373	174,566	192,677
Revisions of previous estimates	(294)	308	8,418	6,962
Extensions, discoveries and other additions	595	8,627	82,113	94,310
Purchase of producing properties	43	91	1,292	1,641
Production	(572)	(2,288)	(24,463)	(30,183)
Proved reserves as of December 31, 2011	1,395	15,111	241,926	265,407
Revisions of previous estimates	215	(958)	(52,076)	(51,744)
Extensions, discoveries and other additions	647	14,572	46,390	64,844
Sale of reserves in place	(81)	—	(15,806)	(16,292)
Production	(521)	(3,365)	(27,466)	(33,957)
Proved reserves as of December 31, 2012	1,655	25,360	192,968	228,258
Revisions of previous estimates	(123)	520	37,738	37,518
Extensions, discoveries and other additions	434	6,099	30,429	39,132
Purchase of producing properties	1,833	1,915	22,274	35,187
Sale of reserves in place	(34)	—	(15)	(218)
Production	(681)	(4,754)	(29,226)	(38,066)
Proved reserves as of December 31, 2013	3,084	29,140	254,168	301,811

Proved developed reserves

As of December 31, 2011	1,160	11,071	143,441	161,472

As of December 31, 2012	1,225	20,608	140,307	168,265

As of December 31, 2013	2,709	23,173	163,728	203,152

Proved undeveloped reserves

As of December 31, 2011	235	4,040	98,485	103,935

As of December 31, 2012	430	4,752	52,661	59,993

As of December 31, 2013	375	5,967	90,440	98,659

The following tables (amounts in thousands) present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by ASC Topic 932. Future production and development costs are based on current costs with no escalations. Estimated future cash flows have been discounted to their present values based on a 10% annual discount rate.
Standardized Measure

	December 31,
	2013	2012	2011
Future cash flows	$1,265,663	$748,914	$1,080,392
Future production costs	(301,710)	(220,750)	(264,219)
Future development costs	(193,985)	(121,346)	(180,846)
Future income taxes	(40,072)	(10,205)	(86,612)
Future net cash flows	729,896	396,613	548,715
10% annual discount	(276,014)	(164,218)	(244,834)
Standardized measure of discounted future net cash flows	$453,882	$232,395	$303,881
Changes in Standardized Measure

	Year Ended December 31,
	2013	2012	2011
Standardized measure at beginning of year	$232,395	$303,881	$236,375

Sales and transfers of oil and gas produced, net of production costs	(134,184)	(92,562)	(116,398)
Changes in price, net of future production costs	57,293	(138,842)	(10,219)
Extensions and discoveries, net of future production and development costs	70,181	104,066	178,901
Changes in estimated future development costs, net of development costs incurred during this period	(24,327)	69,499	915
Revisions of quantity estimates	57,468	(56,352)	11,236
Accretion of discount	23,927	34,137	25,565
Net change in income taxes	(14,061)	30,617	(18,215)
Purchase of reserves in place	191,964	—	4,805
Sale of reserves in place	(411)	(8,186)	—
Changes in production rates (timing) and other	(6,363)	(13,863)	(9,084)
Net increase (decrease) in standardized measure	221,487	(71,486)	67,506
Standardized measure at end of year	$453,882	$232,395	$303,881
The historical twelve-month average prices of oil, gas and natural gas liquids used in determining standardized measure were:

	2013	2012	2011
Oil, $/Bbl	$106.19	$102.81	$101.42
Ngls, $/Mcfe	5.10	6.07	8.62
Natural Gas, $/Mcf	3.11	2.20	3.34

Note 17 - Summarized Quarterly Financial Information - Unaudited

Summarized quarterly financial information is as follows (amounts in thousands except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2013:
Revenues	$36,009	$38,102	$55,587	$53,172
Income from operations	4,236	4,109	1,687	4,370
Income available to common stockholders	2,607	3,662	383	2,291
Earnings per share:
Basic	$0.04	$0.06	$0.01	$0.04
Diluted	$0.04	$0.06	$0.01	$0.04

2012:
Revenues	$36,041	$33,413	$33,951	$38,186
Loss from operations (1)	(18,314)	(52,183)	(35,919)	(24,027)
Loss available to common stockholders (1)	(18,608)	(54,520)	(38,639)	(25,451)
Earnings per share:
Basic	$(0.30)	$(0.87)	$(0.62)	$(0.41)
Diluted	$(0.30)	$(0.87)	$(0.62)	$(0.41)

(1) Loss from operations and net loss available to common stockholders reported during the three months ended March 31, June 30, September 30 and December 31, 2012 included ceiling test write-downs of $20.1 million, $53.5 million, $35.4 million and $28.1 million, respectively.