Form 10-Q
period 2014-03-31
PETROQUEST ENERGY INC
filed 2014-05-07
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2014 there were 65,985,091 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	March 31, 2014	December 31, 2013
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,991	$9,153
Revenue receivable	24,104	26,568
Joint interest billing receivable	23,872	26,556
Derivative asset	27	521
Prepaid drilling costs	520	477
Other current assets	8,176	8,132
Total current assets	68,690	71,407
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	2,068,266	2,035,899
Unevaluated oil and gas properties	102,707	98,387
Accumulated depreciation, depletion and amortization	(1,573,147)	(1,553,044)
Oil and gas properties, net	597,826	581,242
Other property and equipment	14,251	13,993
Accumulated depreciation of other property and equipment	(9,226)	(8,901)
Total property and equipment	602,851	586,334
Other assets, net of accumulated depreciation and amortization of $6,216 and $5,689, respectively	8,783	9,449
Total assets	$680,324	$667,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$42,713	$47,341
Advances from co-owners	7,002	969
Oil and gas revenue payable	29,710	22,664
Accrued interest and preferred stock dividend	4,224	12,909
Asset retirement obligation	3,390	3,113
Derivative liability	4,541	1,617
Other accrued liabilities	9,810	8,924
Total current liabilities	101,390	97,537
Bank debt	75,000	75,000
10% Senior Notes	350,000	350,000
Asset retirement obligation	45,780	45,423
Other long-term liability	180	135
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 64,035 and 63,664 shares, respectively	64	64
Paid-in capital	282,965	280,711
Accumulated other comprehensive loss	(4,514)	(1,096)
Accumulated deficit	(170,542)	(180,585)
Total stockholders’ equity	107,974	99,095
Total liabilities and stockholders’ equity	$680,324	$667,190
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Oil and gas sales	$59,966	$35,976
Expenses:
Lease operating expenses	12,258	9,719
Production taxes	1,477	1,028
Depreciation, depletion and amortization	20,428	12,871
General and administrative	6,242	4,716
Accretion of asset retirement obligation	791	332
Interest expense	7,636	2,864
	48,832	31,530
Other income (expense):
Other income	189	227
Derivative expense	—	(437)
	189	(210)
Income from operations	11,323	4,236
Income tax expense	—	349
Net income	11,323	3,887
Preferred stock dividend	1,280	1,280
Income available to common stockholders	$10,043	$2,607
Earnings per common share:
Basic
Net income per share	$0.15	$0.04
Diluted
Net income per share	$0.15	$0.04
Weighted average number of common shares:
Basic	63,846	62,834
Diluted	63,902	63,029
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$11,323	$3,887
Change in fair value of derivative instruments, accounted for as hedges, net of income tax benefit of $0 and $309, respectively	(3,418)	(3,910)
Comprehensive income (loss)	$7,905	$(23)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$11,323	$3,887
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	—	349
Depreciation, depletion and amortization	20,428	12,871
Accretion of asset retirement obligation	791	332
Share-based compensation expense	1,389	556
Amortization costs and other	557	200
Non-cash derivative expense	—	437
Payments to settle asset retirement obligations	(718)	(72)
Changes in working capital accounts:
Revenue receivable	2,464	2,592
Prepaid drilling and pipe costs	(43)	778
Joint interest billing receivable	2,684	6,331
Accounts payable and accrued liabilities	246	(27,344)
Advances from co-owners	6,033	10,742
Other	135	(2,539)
Net cash provided by operating activities	45,289	9,120
Cash flows used in investing activities:
Investment in oil and gas properties	(41,792)	(31,275)
Investment in other property and equipment	(205)	(49)
Sale of oil and gas properties	—	19,652
Net cash used in investing activities	(41,997)	(11,672)
Cash flows used in financing activities:
Net proceeds (payments) for share based compensation	911	(84)
Deferred financing costs	(81)	(21)
Payment of preferred stock dividend	(1,284)	(1,284)
Proceeds from bank borrowings	5,000	25,000
Repayment of bank borrowings	(5,000)	(15,000)
Net cash provided by (used in) financing activities	(454)	8,611
Net increase in cash and cash equivalents	2,838	6,059
Cash and cash equivalents, beginning of period	9,153	14,904
Cash and cash equivalents, end of period	$11,991	$20,963
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,131	$7,845
Income taxes	$—	$41
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
The consolidated financial information for the three month periods ended March 31, 2014 and 2013, has been prepared by the Company and was not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2014 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain prior year amounts have been reclassified to conform to current year presentations.
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

The aggregate cash purchase price of the Gulf of Mexico Acquisition was financed with the net proceeds from the sale of $200 million in principal amount of the Company's 10% Senior Notes due 2017 (the "New Notes").  In connection with the transaction, the Company recorded $5.0 million of deferred financing costs related to the New Notes and incurred $4.0 million of acquisition-related costs, including $2.6 million related to a bridge commitment fee, which were recognized as general and administrative expenses.

The Gulf of Mexico Acquisition was accounted for under the purchase method of accounting, which involves determining the fair value of the assets acquired and liabilities assumed. The fair value of proved and unevaluated oil and gas properties was estimated using the income approach based on estimated reserve quantities, costs to produce and develop reserves, and forward prices for oil and gas, which represent Level 2 and Level 3 inputs. Asset retirement obligations were determined in accordance with applicable accounting standards.

The following table summarizes the acquisition date fair values of the net assets acquired (in thousands):

Oil and gas properties	$192,067
Unevaluated oil and gas properties	12,033
Asset retirement obligations	(15,319)
Net assets acquired	$188,781

The following unaudited summary pro forma financial information for the three month period ended March 31, 2013 has been prepared to give effect to the Gulf of Mexico Acquisition as if it had occurred on January 1, 2012. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2012 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities and other factors. Amounts in millions, except per share amounts.

Three Months Ended
March 31, 2013

Revenues	$51,752
Income from operations	4,823
Income available to common stockholders	3,194

Basic earnings per share	$0.05
Diluted earnings per share	$0.05

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

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Three Months Ended March 31, 2014	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$10,043	63,846
Attributable to participating securities	(289)	—
BASIC EPS	$9,754	63,846	$0.15

Net income available to common stockholders	$10,043	63,846
Effect of dilutive securities:
Stock options	—	56
Attributable to participating securities	(289)	—
DILUTED EPS	$9,754	63,902	$0.15

For the Three Months Ended March 31, 2013	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$2,607	62,834
Attributable to participating securities	(67)	—
BASIC EPS	$2,540	62,834	$0.04

Net income available to common stockholders	2,607	62,834
Effect of dilutive securities:
Stock options	—	195
Attributable to participating securities	(67)	—
DILUTED EPS	$2,540	63,029	$0.04
Common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 5.1 million shares were not included in the computation of diluted earnings per share for the three month periods ended March 31, 2014 and 2013 because the inclusion would have been anti-dilutive. Options to purchase 1.2 million and 1.3 million shares of common stock were outstanding during the three month periods ended March 31, 2014 and 2013, respectively, and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.

Note 5—Long-Term Debt
On August 19, 2010, the Company issued $150 million in principal amount of its 10% Senior Notes due 2017 (the “Existing Notes”). On July 3, 2013, the Company issued an additional $200 million in principal amount of its 10% Senior Notes due 2017 (the "New Notes" and together with the Existing Notes, the "Notes").  The New Notes were issued at a price equal to 100% of face value plus accrued interest from March 1, 2013. The New Notes have terms that, subject to certain exceptions, are substantially identical to the Existing Notes. The net proceeds from the offering were used to finance the $188.8 million aggregate cash purchase price of the Gulf of Mexico Acquisition, which also closed on July 3, 2013. The Notes are guaranteed by certain of PetroQuest's subsidiaries. The subsidiary guarantors are 100% owned by PetroQuest and all guarantees are full and unconditional and joint and several. PetroQuest has no independent assets or operations and the subsidiaries not providing guarantees are minor, as defined by the rules of the Securities and Exchange Commission.
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At March 31, 2014, $2.9 million had been accrued in connection with the September 1, 2014 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank, Bank of America, N.A. and The Bank of Nova Scotia. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of March 31, 2014 the Company had $75.0 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. In connection with the most recent redetermination, the borrowing base was reaffirmed at $200 million (subject to the aggregate commitments of the lenders then in effect) effective March 31, 2014. The aggregate commitments of the lenders is currently $150 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next borrowing base redetermination is scheduled to occur by September 30, 2014. The Company or the lenders may request two additional borrowing base re-determinations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
The Credit Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, including a lien on all equipment and at least 80% of the aggregate total value of the Borrower’s oil and gas properties. Outstanding balances under the Credit Agreement bear interest at the alternate base rate (“ABR”) plus a margin (based on a sliding scale of 0.5% to 1.5% depending on total commitments) or the adjusted LIBO rate (“Eurodollar”) plus a margin (based on a sliding scale of 1.5% to 2.5% depending on total commitments). The alternate base rate is equal to the highest of (i) the JPMorgan Chase prime rate, (ii) the Federal Funds Effective Rate plus 0.5% or (iii) the adjusted LIBO rate plus 1%. For the purposes of the definition of alternative base rate only, the adjusted LIBO rate is equal to the rate at which dollar deposits of $5,000,000 with a one month maturity are offered by the principal London office of JPMorgan Chase Bank, N.A. in immediately available funds in the London interbank market. For all other purposes, the adjusted LIBO rate is equal to the rate at which Eurodollar deposits in the London interbank market for one, two, three or six months (as selected by the Company) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities. Outstanding letters of credit are charged a participation fee at a per annum rate equal to the margin applicable to Eurodollar loans, a fronting fee and customary administrative fees. In addition, the Company pays commitment fees based on a sliding scale of 0.375% to 0.5% depending on total commitments.
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.5 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits the Company to repurchase up to $10 million of the Company’s common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of March 31, 2014, the Company was in compliance with all of the covenants contained in the Credit Agreement.

Note 6—Asset Retirement Obligation
The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Three Months Ended March 31,
	2014	2013
Asset retirement obligation, beginning of period	$48,536	$27,260
Liabilities settled	(718)	(72)
Accretion expense	791	332
Revisions in estimated cash flows	561	986
Asset retirement obligation, end of period	49,170	28,506
Less: current portion of asset retirement obligation	(3,390)	(3,845)
Long-term asset retirement obligation	$45,780	$24,661

Note 7—Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At March 31, 2014, all of the Company's derivative instruments were designated as effective cash flow hedges.
Oil and gas sales included additions (reductions) related to the settlement of gas hedges of ($3.0) million and $0.5 million and oil hedges of ($0.4) million and ($0.1) million for the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014, the Company had entered into the following oil and gas contracts:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
April - December 2014	Swap	45,000 Mmbtu	$4.14
Crude Oil:
April - June 2014	Swap (LLS)	450 Bbls	$100.58
April - December 2014	Swap (LLS)	400 Bbls	$101.15
April - December 2014	Swap (WTI)	350 Bbls	$93.26
LLS - Louisiana Light Sweet
WTI - West Texas Intermediate
At March 31, 2014, the Company had recognized an accumulated other comprehensive loss of approximately $4.5 million related to the estimated fair value of its effective cash flow hedges. Based on estimated future commodity prices as of March 31, 2014, the Company would reclassify approximately $2.8 million, net of taxes, of accumulated other comprehensive loss into earnings during the next 12 months. These losses are expected to be reclassified to oil and gas sales based on the schedule of oil and gas volumes stipulated in the derivative contracts.
Derivatives designated as hedging instruments:
All of the Company’s swap contracts are designated as effective cash flow hedges under ASC Topic 815-20-25. The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheet at March 31, 2014 and December 31, 2013:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
March 31, 2014	Derivative asset	$27
March 31, 2014	Derivative liability	$(4,541)
December 31, 2013	Derivative asset	$521
December 31, 2013	Derivative liability	$(1,617)

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013:

Instrument	Amount of Loss Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified into Income	Amount of Gain (Loss) Reclassified into Income
Commodity Derivatives at March 31, 2014	$(6,821)	Oil and gas sales	$(3,403)
Commodity Derivatives at March 31, 2013	$(3,523)	Oil and gas sales	$387

Derivatives not designated as hedging instruments:

During 2013, the Company utilized a three-way collar contract that was not designated as an effective cash flow hedge and therefore both realized and unrealized (mark-to-market) gains or losses on this derivative were recorded as derivative expense (income) in the statement of operations. This contract expired on December 31, 2013. The following tables reflect the fair value of this contract in the consolidated financial statements (in thousands):
Effect of Non-designated Derivative Instruments on the Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013:

Instrument	Amount of Unrealized Loss Recognized in Derivative Expense
Commodity Derivatives at March 31, 2014	$—
Commodity Derivatives at March 31, 2013	$(437)

Note 8 – Fair Value Measurements
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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at March 31, 2014 were in the form of swaps based on NYMEX pricing for oil and natural gas. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
At March 31, 2014	$—	$(4,514)	$—
At December 31, 2013	$—	$(1,096)	$—
The fair value of the Company's cash and cash equivalents and variable-rate bank debt approximated book value at March 31, 2014 and December 31, 2013. The fair value of the Company's 10% Senior Notes due 2017 (the "Notes") was approximately $373 million and $364 million as of March 31, 2014 and December 31, 2013, respectively, as compared to the book value of $350 million as of each date. The fair value of the Notes was determined based upon a market quote provided by an independent broker, which represents a Level 2 input.

Note 9—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs recognized in prior periods, the Company has incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $42.5 million as of March 31, 2014.

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables represent the changes in accumulated other comprehensive income (loss), net of tax, for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2013	$(688)	$(408)	$(1,096)
Other comprehensive loss before reclassifications:
Change in fair value of derivatives	(6,821)	—	(6,821)
Income tax effect	2,538	(2,538)	—
Net of tax	(4,283)	(2,538)	(6,821)
Amounts reclassified from accumulated other comprehensive income (loss):
Oil and gas sales	3,403	—	3,403
Income tax effect	(1,266)	1,266
Net of tax	2,137	1,266	3,403
Net other comprehensive loss	(2,146)	(1,272)	(3,418)
Balance as of March 31, 2014	$(2,834)	$(1,680)	$(4,514)

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2012	$521	$—	$521
Other comprehensive loss before reclassifications:
Change in fair value of derivatives	(3,523)	—	(3,523)
Income tax effect	1,261	(1,261)	—
Net of tax	(2,262)	(1,261)	(3,523)
Amounts reclassified from accumulated other comprehensive income (loss):
Oil and gas sales	(387)	—	(387)
Income tax effect	—	—
Net of tax	(387)	—	(387)
Net other comprehensive loss	(2,649)	(1,261)	(3,910)
Balance as of March 31, 2013	$(2,128)	$(1,261)	$(3,389)

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
We have successfully diversified into onshore, longer life basins in Oklahoma and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in East Texas through 2013, we have invested approximately $1.1 billion into growing our longer life assets. During the ten year period ended December 31, 2013, we have realized a 95% drilling success rate on 918 gross wells drilled. Comparing 2013 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 294% and estimated proved reserves by 262%. At March 31, 2014, 83% of our estimated proved reserves and 50% of our first quarter 2014 production were derived from our longer life assets.
As a result of the impact of low natural gas prices on our revenues and cash flow, we have focused on growing our reserves and production through a balanced drilling budget with an increased emphasis on growing our oil and natural gas liquids production.  In May 2010, we entered into the Woodford joint development agreement ("JDA"), which provided us with $85 million in cash during 2010 and 2011, along with a drilling carry that we have utilized since May 2010 to enhance economic returns by reducing our share of capital expenditures in the Woodford Shale and Mississippian Lime. During 2013, we closed the Gulf of Mexico Acquisition (discussed below) which significantly enhanced our 2013 oil production. As a result of our drilling programs in each of our operating areas, as well as the Gulf of Mexico Acquisition, we set Company records in 2013 for estimated proved reserves at year end and total production, including a 36% increase in oil and natural gas liquids production from 2012.

Gulf of Mexico Acquisition

On July 3, 2013, we closed the Gulf of Mexico Acquisition for an aggregate cash purchase price of $188.8 million, reflecting an effective date of January 1, 2013. The Gulf of Mexico Acquisition was financed with the issuance of an additional $200 million in aggregate principal amount of our 10% Senior Notes due 2017. The Acquired Assets included 16 gross wells located on seven platforms.

During 2013, the Acquired Assets contributed 4.5 Bcfe of production, including 235,000 barrels of oil, and added 30.5 Bcfe of estimated proved reserves as of December 31, 2013. As a result of the Gulf of Mexico Acquisition, our acreage position in the Gulf Coast Basin increased 23% to 46,801 net acres. See "Note 2 - Acquisition" in Item 1. Financial Statements for additional details related to this transaction.

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
Our hedges are specifically referenced to NYMEX prices for oil and natural gas. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At March 31, 2014, our derivative instruments were designated as effective cash flow hedges.
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

	Three Months Ended March 31,
	2014	2013
Production:
Oil (Bbls)	242,283	125,723
Gas (Mcf)	7,184,130	6,436,595
Ngl (Mcfe)	1,131,282	1,064,647
Total Production (Mcfe)	9,769,110	8,255,580
Sales:
Total oil sales	$24,140,656	$13,144,310
Total gas sales	29,557,335	16,723,032
Total ngl sales	6,268,406	6,108,946
Total oil and gas sales	$59,966,397	$35,976,288
Average sales prices:
Oil (per Bbl)	$99.64	$104.55
Gas (per Mcf)	4.11	2.60
Ngl (per Mcfe)	5.54	5.74
Per Mcfe	6.14	4.36
The above sales and average sales prices include increases (decreases) to revenue related to the settlement of gas hedges of ($2,969,000) and $532,000 and oil hedges of ($434,000) and ($145,000) for the three months ended March 31, 2014 and 2013, respectively.
Net income available to common stockholders totaled $10,043,000 and $2,607,000 for the quarters ended March 31, 2014 and 2013, respectively. The primary fluctuations were as follows:
Production Total production increased 18% during the three month period ended March 31, 2014 as compared to the 2013 period. Gas production during the three month period ended March 31, 2014 increased 12% from the comparable period in 2013. The increase in gas production was primarily the result of added production from the Gulf of Mexico Acquisition. In addition, gas production increased as a result of the commencement of production of our third successful well in the La Cantera field in May 2013. Partially offsetting these increases were decreases in gas production due to normal production declines at our dry gas Oklahoma fields as well as certain of our legacy Gulf of Mexico fields. As a result of an anticipated full year of production from the wells acquired in the Gulf of Mexico Acquisition and increased drilling activity planned for 2014, we expect our average daily gas production in 2014 to increase as compared to 2013.
Oil production during the three month period ended March 31, 2014 increased 93% from the 2013 period due primarily to added production from the Gulf of Mexico Acquisition as well as the successful completion of our third well within our La Cantera field. Partially offsetting these increases were decreases as a result of normal production declines at certain of our legacy Gulf of Mexico and East Texas fields. As a result of an anticipated full year of production from the wells acquired in the Gulf of Mexico Acquisition, we expect our average daily oil production to be significantly higher during 2014 as compared to 2013.
Ngl production during the three month period ended March 31, 2014 increased 6% from the 2013 period due to added production from the Gulf of Mexico Acquisition as well as the successful completion of our third well within our La Cantera field. Partially offsetting these increases were decreases as a result of normal production declines at our legacy Gulf of Mexico and Oklahoma fields. As a result of the increase in drilling activity planned for 2014 as well as an anticipated full year of production from the wells acquired in the Gulf of Mexico Acquisition, we expect our daily Ngl production for 2014 to increase significantly as compared to 2013.
Prices Including the effects of our hedges, average gas prices per Mcf for the three month period ended March 31, 2014 were $4.11 as compared to $2.60 for the 2013 period. Average oil prices per Bbl for the three months ended March 31, 2014 were $99.64 as compared to $104.55 for the 2013 period and average Ngl prices per Mcfe were $5.54 for the three months ended March 31, 2014, as compared to $5.74 for the 2013 period. Stated on an Mcfe basis, unit prices received during the three months ended March 31, 2014 were 41% higher than the prices received during the comparable 2013 period.

Revenue Including the effects of hedges, oil and gas sales during the three months ended March 31, 2014 increased 67% to $59,966,000 , as compared to oil and gas sales of $35,976,000 during the 2013 period. The increased revenue was primarily the result of higher average realized prices for our production during 2014 as well as increased production as discussed above.
Expenses Lease operating expenses for the three months ended March 31, 2014 totaled $12,258,000 as compared to $9,719,000 during the 2013 period. Per unit lease operating expenses totaled $1.25 per Mcfe during the three months ended March 31, 2014 as compared to $1.18 per Mcfe during the 2013 period. We expect the absolute dollar amount of lease operating expenses to increase during 2014 as compared to 2013 as a result of the Gulf of Mexico Acquisition but we expect per unit lease operating costs to approximate per unit amounts in 2013.
Production taxes for the three months ended March 31, 2014 totaled $1,477,000, or $0.15 per Mcfe, as compared to $1,028,000, or $0.12 per Mcfe, during the 2013 period. The increase was primarily due to higher commodity prices for our production during the first quarter of 2014 as compared to the 2013 period. Partially offsetting the effect of the price increases was a tax refund recorded during the first quarter of 2014 for refunds relative to production taxes previously paid on our East Texas wells. Because the majority of the assets purchased in the Gulf of Mexico Acquisition are located in Federal waters and are therefore not subject to production taxes, we do not expect a meaningful change to our production taxes during 2014 as compared to 2013.
General and administrative expenses during the three months ended March 31, 2014 totaled $6,242,000 as compared to $4,716,000 during the 2013 period. The 32% increase during the three months ended March 31, 2014 as compared to the comparable period of 2013 is primarily due to higher employee related costs including share-based compensation during the 2014 period. Included in first quarter 2014 and 2013 general and administrative expenses were share-based compensation costs of $1,762,000 and $698,000, respectively. We capitalized $4,379,000 of general and administrative costs during the three month period ended March 31, 2014 compared to $3,111,000 during the 2013 period. We expect general and administrative expenses in 2014 to approximate 2013.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three months ended March 31, 2014 totaled $20,103,000, or $2.06 per Mcfe, as compared to $12,611,000, or $1.53 per Mcfe, during the comparable 2013 period. The increase in the per unit DD&A rate is primarily the result of the Gulf of Mexico Acquisition, which had a higher cost per unit as compared to our overall amortization base. We expect our DD&A rate to be slightly lower than the 2014 first quarter rate for the remainder of 2014.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $7,636,000 during the three months ended March 31, 2014 as compared to $2,864,000 during the comparable 2013 period. During the three month period ended March 31, 2014, our capitalized interest totaled $2,167,000 as compared to $1,452,000 during the comparable 2013 period. The increase in interest expense was a result of the issuance of an additional $200 million of 10% senior notes due 2017, which were used to finance the Gulf of Mexico Acquisition. As a result, we expect interest expense for 2014 to be higher than that of 2013.
Income tax expense during the three months ended March 31, 2014 was zero as compared to $349,000 during the comparable 2013 period. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of ceiling test write-downs recognized in prior periods, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $42,517,000 as of March 31, 2014.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities principally through cash flow from operations, bank borrowings, other credit facilities, issuances of equity and debt securities, joint ventures and sales of assets. At March 31, 2014 we had a working capital deficit of approximately $32.7 million as compared to a working capital deficit of approximately $26.1 million as of December 31, 2013. Since we operate the majority of our drilling activities, we have the ability to reduce our capital expenditures to manage our working capital deficit and liquidity position. To the extent our capital expenditures during the remainder of 2014 exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of assets to fund a portion of our drilling budget.
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
Source of Capital: Operations
Net cash flow from operations increased from $9.1 million during the three months ended March 31, 2013 to $45.3 million during the 2014 period. The increase in operating cash flow during 2014 as compared to 2013 was primarily attributable to increases in oil and gas revenues.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Existing Notes”). On July 3, 2013, we issued an additional $200 million in principal amount of 10% Senior Notes due 2017 (the "New Notes" and together with the Existing Notes, the "Notes"). The New Notes were issued at a price equal to 100% of face value plus accrued interest from March 1, 2013. The New Notes have terms that, subject to certain exceptions, are substantially identical to the Existing Notes. The net proceeds from the offering were used to finance the $188.8 million aggregate cash purchase price of the Gulf of Mexico Acquisition, which also closed on July 3, 2013.
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At March 31, 2014, $2.9 million had been accrued in connection with the September 1, 2014 interest payment and we were in compliance with all of the covenants contained in the Notes.
We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank, Bank of America, N.A. and The Bank of Nova Scotia. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. Our bank credit facility matures on October 3, 2016. As of March 31, 2014 we had $75 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. In connection with the most recent redetermination, the borrowing base was reaffirmed at $200 million (subject to the aggregate commitments of the lenders then in effect) effective March 31, 2014. The aggregate commitments of the lenders is currently $150 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next borrowing base redetermination is scheduled to occur by September 30, 2014. We or the lenders may request two additional borrowing base re-determinations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
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
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.5 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits us to repurchase up to $10 million of our common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase our Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of March 31, 2014, we were in compliance with all of the covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
Our shelf registration statement allows us to publicly offer and sell up to $350 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
Source of Capital: Joint Ventures
In May 2010, we entered into a joint development agreement with WSGP Gas Producing, LLC (WSGP), a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of our Woodford proved undeveloped reserves as well as the right to earn 50% of our undeveloped Woodford acreage position through a two phase drilling program. We received approximately $57.4 million in cash at closing, net of $2.6 million in transaction fees, and an additional $14 million in each of 2011 and 2012. In addition, since May 2010, WSGP has funded a share of our drilling costs under a drilling program, which we refer to as the drilling carry. As of March 31, 2014, approximately $48.3 million of drilling carry remained available.
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

Use of Capital: Exploration and Development
Our 2014 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $140 million and $150 million, of which $37 million was incurred during the first three months of 2014. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. During the three months ended March 31, 2014, we funded our capital expenditures with cash flow from operations and cash on hand. To the extent our capital expenditures during the remainder of 2014 exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of assets to fund a portion of our drilling budget.
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
Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of 2014, a 10% change in the prices we receive for our crude oil, natural gas and natural gas liquids production would have an approximate $13.7 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the three months ended March 31, 2014, we paid $3.4 million to the counterparties to our derivative instruments in connection with net hedge settlements.
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

As of March 31, 2014, we had entered into the following oil and gas contracts:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
April - December 2014	Swap	45,000 Mmbtu	$4.14
Crude Oil:
April - June 2014	Swap (LLS)	450 Bbls	$100.58
April - December 2014	Swap (LLS)	400 Bbls	$101.15
April - December 2014	Swap (WTI)	350 Bbls	$93.26
At March 31, 2014, we had an accumulated other comprehensive loss of approximately $4.5 million related to the estimated fair value of our effective cash flow hedges. Based on estimated future commodity prices as of March 31, 2014, we would realize a $2.8 million loss, net of taxes, during the next 12 months. This loss is expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.
During April 2014, we entered into the following additional hedge contract accounted for as a cash flow hedge:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Crude Oil:
July - December 2014	Swap (LLS)	250 Bbls	$100.90
After executing the above transaction, the Company has approximately 12.4 Bcf of gas volumes, at an average price of $4.14 per Mcf, and 293,200 barrels of oil volumes at $98.44 hedged for the remainder of 2014.
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 18% of our total debt as of March 31, 2014. Based upon an analysis utilizing the actual interest rate in effect and balances outstanding as of March 31, 2014, and assuming a 10% increase in interest rates and no change in the amount of debt outstanding, the potential effect on interest expense for 2014 is $0.1 million.
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
As of March 31, 2014, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $413.0 million. We have $75 million of additional availability under our bank credit facility, subject, however, to limitations on incurrence of indebtedness under the indenture governing our 10% senior notes due 2017, which we refer to as our 10% notes. In addition, we may also incur additional indebtedness in the future. Specifically, our high level of debt could have important consequences for you, including the following:

•
it may be more difficult for us to satisfy our obligations with respect to our outstanding indebtedness, including our 10% notes, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•
the covenants contained in our debt agreements limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations and may limit our flexibility in operating our business;

•
we will need to use a substantial portion of our cash flows to pay interest on our debt, approximately $35 million per year for interest on our 10% notes alone, and to pay quarterly dividends, if declared by our Board of Directors, on our Series B Preferred Stock of approximately $5.1 million per year, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
January 1 - January 31, 2014	509	$4.17	—	—
February 1 - February 28, 2014	—	—	—	—
March 1 - March 31, 2014	9,606	5.10	—	—
Total	10,115	$5.06	—	—
 ________________________

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4. MINE SAFETY DISCLOSURES
NONE.

Item 5. OTHER INFORMATION
NONE.

Item 6. EXHIBITS

10.1 Executive Employment Agreement dated February 1, 2014 between PetroQuest Energy, Inc. and Edward E. Abels, Jr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2014).

10.2 Termination Agreement dated February 1, 2014 between PetroQuest Energy, Inc. and Edward E. Abels, Jr. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2014).

10.3 Seventh Amendment to Credit Agreement dated as of March 31, 2014, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank, Bank of America, N.A. and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2014).

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

PETROQUEST ENERGY, INC.

Date:	May 7, 2014	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief (Authorized Officer and Principal Financial Officer)