Form 10-Q
period 2014-06-30
PETROQUEST ENERGY INC
filed 2014-08-05
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2014 there were 66,093,733 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	June 30, 2014	December 31, 2013
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$30,901	$9,153
Revenue receivable	26,113	26,568
Joint interest billing receivable	17,967	26,556
Derivative asset	22	521
Prepaid drilling costs	343	477
Other current assets	7,532	8,132
Total current assets	82,878	71,407
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	2,111,889	2,035,899
Unevaluated oil and gas properties	126,571	98,387
Accumulated depreciation, depletion and amortization	(1,594,875)	(1,553,044)
Oil and gas properties, net	643,585	581,242
Other property and equipment	14,511	13,993
Accumulated depreciation of other property and equipment	(9,571)	(8,901)
Total property and equipment	648,525	586,334
Derivative asset	164	—
Other assets, net of accumulated depreciation and amortization of $6,753 and $5,689, respectively	8,017	9,449
Total assets	$739,584	$667,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$42,730	$47,341
Advances from co-owners	16,407	969
Oil and gas revenue payable	35,676	22,664
Accrued interest and preferred stock dividend	12,780	12,909
Asset retirement obligation	2,959	3,113
Derivative liability	3,840	1,617
Accrued acquisition cost	14,000	—
Other accrued liabilities	11,738	8,924
Total current liabilities	140,130	97,537
Bank debt	72,500	75,000
10% Senior Notes	350,000	350,000
Asset retirement obligation	46,893	45,423
Accrued acquisition cost	10,000	—
Other long-term liability	220	135
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 64,179 and 63,664 shares, respectively	64	64
Paid-in capital	284,380	280,711
Accumulated other comprehensive loss	(3,654)	(1,096)
Accumulated deficit	(160,950)	(180,585)
Total stockholders’ equity	119,841	99,095
Total liabilities and stockholders’ equity	$739,584	$667,190
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Oil and gas sales	$60,581	$38,076	$120,547	$74,052
Expenses:
Lease operating expenses	12,168	8,837	24,426	18,556
Production taxes	1,492	1,481	2,969	2,509
Depreciation, depletion and amortization	21,702	14,536	42,130	27,407
General and administrative	6,467	6,351	12,709	11,067
Accretion of asset retirement obligation	708	328	1,499	660
Interest expense	7,380	3,116	15,016	5,980
	49,917	34,649	98,749	66,179
Other income:
Other income	215	88	404	315
Derivative income	—	594	—	157
	215	682	404	472
Income from operations	10,879	4,109	22,202	8,345
Income tax benefit	—	(840)	—	(491)
Net income	10,879	4,949	22,202	8,836
Preferred stock dividend	1,287	1,287	2,567	2,567
Income available to common stockholders	$9,592	$3,662	$19,635	$6,269
Earnings per common share:
Basic
Net income per share	$0.15	$0.06	$0.30	$0.10
Diluted
Net income per share	$0.15	$0.06	$0.30	$0.10
Weighted average number of common shares:
Basic	64,103	62,963	63,940	62,899
Diluted	64,167	63,130	63,996	63,084
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$10,879	$4,949	$22,202	$8,836
Change in fair value of derivative instruments, accounted for as hedges, net of income tax expense of $0, $840, $0, and $531, respectively	860	4,807	(2,558)	897
Comprehensive income	$11,739	$9,756	$19,644	$9,733
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$22,202	$8,836
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense benefit	—	(491)
Depreciation, depletion and amortization	42,130	27,407
Accretion of asset retirement obligation	1,499	660
Share-based compensation expense	2,716	1,780
Amortization costs and other	1,094	406
Non-cash derivative income	—	(157)
Payments to settle asset retirement obligations	(1,149)	(94)
Changes in working capital accounts:
Revenue receivable	455	3,735
Prepaid drilling costs	134	(801)
Joint interest billing receivable	8,589	10,314
Accounts payable and accrued liabilities	8,614	(19,195)
Advances from co-owners	15,438	(8,548)
Other	1,022	(3,237)
Net cash provided by operating activities	102,744	20,615
Cash flows from investing activities:
Investment in oil and gas properties	(76,993)	(52,740)
Investment in other property and equipment	(468)	(257)
Deposit on acquisition	—	(5,000)
Sale of oil and gas properties	371	18,914
Sale of unevaluated oil and gas properties	229	—
Net cash used in investing activities	(76,861)	(39,083)
Cash flows from financing activities:
Net proceeds for share based compensation	1,039	20
Deferred financing costs	(109)	(774)
Payment of preferred stock dividend	(2,565)	(2,569)
Proceeds from bank borrowings	10,000	40,000
Repayment of bank borrowings	(12,500)	(25,000)
Net cash provided by (used in) financing activities	(4,135)	11,677
Net increase (decrease) in cash and cash equivalents	21,748	(6,791)
Cash and cash equivalents, beginning of period	9,153	14,904
Cash and cash equivalents, end of period	$30,901	$8,113
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,700	$8,321
Income taxes	$—	$40
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
The consolidated financial information for the three and six month periods ended June 30, 2014 and 2013, has been prepared by the Company and was not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2014 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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
Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to “PetroQuest,” the “Company,” "we," or "us" refer to PetroQuest Energy, Inc. (Delaware) and its wholly-owned consolidated subsidiaries, PetroQuest Energy, L.L.C. (a single member Louisiana limited liability company), PetroQuest Oil & Gas, L.L.C. (a single member Louisiana limited liability company), TDC Energy LLC (a single member Louisiana limited liability company) and Pittrans, Inc. (an Oklahoma corporation).

Note 2—Acquisitions
Gulf of Mexico Acquisition:
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

The following unaudited summary pro forma financial information for the three and six month periods ended June 30, 2013 has been prepared to give effect to the Gulf of Mexico Acquisition as if it had occurred on January 1, 2012. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2012 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities and other factors. Amounts in thousands, except per share amounts.

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013

Revenues	$55,155	$106,907
Income from operations	6,346	11,169
Income available to common stockholders	5,899	9,093

Basic earnings per share	0.09	0.14
Diluted earnings per share	0.09	0.14

Fleetwood Joint Venture:
In June 2014, we entered into a joint venture in Louisiana for an aggregate purchase price of $24 million. The assets acquired under the joint venture include an average 37% working interest in an approximately 30,000 acre leasehold position in Louisiana and exclusive rights, along with our joint venture partner, to a 200 square mile proprietary 3D survey which has generated several conventional and shallow non-conventional oil focused prospects.
The purchase price was comprised of $10 million in cash ($3 million paid in July 2014 and $7 million due in January 2015) and $14 million in cash funding for future drilling, completion and lease acquisition costs. If the $14 million in drilling, completion and lease acquisition costs is not fully funded by December 31, 2015, any remaining balance becomes payable at the election of our joint venture partner.
Amounts payable with regard to the joint venture are reflected as accrued acquisition costs in the Consolidated Balance Sheet. The amounts payable related to the $14 million discussed above are classified as current and long term based on the current exploration and development plans under the joint venture. All of the costs associated with the joint venture are considered unevaluated at June 30, 2014.
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

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Three Months Ended June 30, 2014	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$9,592	64,103
Attributable to participating securities	(273)
BASIC EPS	$9,319	64,103	$0.15

Net income available to common stockholders	$9,592	64,103
Effect of dilutive securities:
Stock options	—	64
Attributable to participating securities	(273)	—
DILUTED EPS	$9,319	64,167	$0.15

For the Six Months Ended June 30, 2014	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$19,635	63,940
Attributable to participating securities	(571)
BASIC EPS	$19,064	63,940	$0.30

Net income available to common stockholders	$19,635	63,940
Effect of dilutive securities:
Stock options	—	56
Attributable to participating securities	(571)	—
DILUTED EPS	$19,064	63,996	$0.30

For the Three Months Ended June 30, 2013	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$3,662	62,963
Attributable to participating securities	(87)
BASIC EPS	$3,575	62,963	$0.06

Net income available to common stockholders	$3,662	62,963
Effect of dilutive securities:
Stock options	—	167
Attributable to participating securities	(87)	—
DILUTED EPS	$3,575	63,130	$0.06

For the Six Months Ended June 30, 2013	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$6,269	62,899
Attributable to participating securities	(163)
BASIC EPS	$6,106	62,899	$0.10

Net income available to common stockholders	$6,269	62,899
Effect of dilutive securities:
Stock options	—	185
Attributable to participating securities	(163)	—
DILUTED EPS	$6,106	63,084	$0.10

Common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for any of the 2013 and 2014 periods presented because the inclusion would have been anti-dilutive. Options to purchase 937,800 and 1,060,700 shares of common stock were outstanding during the three and six month periods ended June 30, 2014, respectively, and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.
Options to purchase 1,265,500 and 1,277,600 shares of common stock were outstanding during the three and six months ended June 30, 2013, respectively, and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.

Note 5—Long-Term Debt
On August 19, 2010, the Company issued $150 million in principal amount of its 10% Senior Notes due 2017 (the “Existing Notes”). On July 3, 2013, the Company issued an additional $200 million in principal amount of its 10% Senior Notes due 2017 (the "New Notes" and together with the Existing Notes, the "Notes"). The New Notes were issued at a price equal to 100% of face value plus accrued interest from March 1, 2013. The New Notes have terms that, subject to certain exceptions, are substantially identical to the Existing Notes. The net proceeds from the offering were used to finance the $188.8 million aggregate cash purchase price of the Gulf of Mexico Acquisition, which also closed on July 3, 2013. The Notes are guaranteed by certain of PetroQuest's subsidiaries. The subsidiary guarantors are 100% owned by PetroQuest and all guarantees are full and unconditional and joint and several. PetroQuest has no independent assets or operations and the subsidiaries not providing guarantees are minor, as defined by the rules of the Securities and Exchange Commission (the "SEC").
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At June 30, 2014, $11.7 million had been accrued in connection with the September 1, 2014 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank, Bank of America, N.A. and The Bank of Nova Scotia. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The Credit Agreement matures on October 3, 2016. As of June 30, 2014 the Company had $72.5 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
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
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.5 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits the Company to repurchase up to $10 million of the Company’s common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of June 30, 2014, the Company was in compliance with all of the covenants contained in the Credit Agreement.

Note 6—Asset Retirement Obligation
The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Six Months Ended June 30,
	2014	2013
Asset retirement obligation, beginning of period	$48,536	$27,260
Liabilities incurred	224	498
Liabilities settled	(1,149)	(94)
Accretion expense	1,499	660
Revisions in estimated cash flows	742	986
Asset retirement obligation, end of period	49,852	29,310
Less: current portion of asset retirement obligation	(2,959)	(3,823)
Long-term asset retirement obligation	$46,893	$25,487

Note 7—Derivative Instruments

The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At June 30, 2014, all of the Company's derivative instruments were designated as effective cash flow hedges.
Oil and gas sales include reductions related to the settlement of gas hedges of $2,170,000 and $877,000 and oil hedges of $672,000 and $1,000 for the three months ended June 30, 2014 and 2013, respectively. For the six month periods ended June 30, 2014 and 2013, oil and gas sales include reductions related to the settlement of gas hedges of $5,139,000 and $345,000 and oil hedges of $1,106,000 and $146,000, respectively.
As of June 30, 2014, the Company had entered into the following commodity derivative instruments:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
July - December 2014	Swap	45,000 Mmbtu	$4.14
2015	Swap	5,000 Mmbtu	$4.32
Crude Oil:
July - December 2014	Swap (LLS)	650 Bbls	$101.05
July - December 2014	Swap (WTI)	350 Bbls	$93.26
Pentane:
July - December 2014	Swap	100 Bbls	$91.58
LLS - Louisiana Light Sweet
WTI - West Texas Intermediate
At June 30, 2014, the Company had recognized an accumulated other comprehensive loss of approximately $3.7 million related to the estimated fair value of its effective cash flow hedges. Based on estimated future commodity prices as of June 30,

2014, the Company would reclassify approximately $2.4 million, net of taxes, of accumulated other comprehensive loss into earnings during the next 12 months. These losses are expected to be reclassified to oil and gas sales based on the schedule of oil and gas volumes stipulated in the derivative contracts.
Derivatives designated as hedging instruments:
All of the Company’s swap contracts are designated as effective cash flow hedges under ASC Topic 815-20-25. The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheet at June 30, 2014 and December 31, 2013:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
June 30, 2014	Derivative asset	$186
June 30, 2014	Derivative liability	$(3,840)
December 31, 2013	Derivative asset	$521
December 31, 2013	Derivative liability	$(1,617)
Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the three months ended June 30, 2014 and 2013:

Instrument	Amount of Gain Recognized in Other Comprehensive Income	Location of Loss Reclassified into Income	Amount of Loss Reclassified into Income
Commodity Derivatives at June 30, 2014	$860	Oil and gas sales	$(2,842)
Commodity Derivatives at June 30, 2013	$4,807	Oil and gas sales	$(878)

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the six months ended June 30, 2014 and 2013 :

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Loss Reclassified into Income	Amount of Loss Reclassified into Income
Commodity Derivatives at June 30, 2014	$(2,558)	Oil and gas sales	$(6,245)
Commodity Derivatives at June 30, 2013	$897	Oil and gas sales	$(491)
Derivatives not designated as hedging instruments:
During 2013, the Company utilized a three-way collar contract that was not designated as an effective cash flow hedge and therefore the changes in fair value on this derivative were recorded as derivative income in the statement of operations. This contract expired on December 31, 2013. The following tables reflect the fair value of this contract in the consolidated financial statements (in thousands):
Effect of Non-designated Derivative Instruments on the Consolidated Statement of Operations for the three months ended June 30, 2014 and 2013:

Instrument	Amount of Gain Recognized in Derivative Income
Commodity Derivatives at June 30, 2014	$—
Commodity Derivatives at June 30, 2013	$594

Effect of Non-designated Derivative Instruments on the Consolidated Statement of Operations for the six months ended June 30, 2014 and 2013:

Instrument	Amount of Gain Recognized in Derivative Income
Commodity Derivatives at June 30, 2014	$—
Commodity Derivatives at June 30, 2013	$157

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at June 30, 2014 were in the form of swaps based on NYMEX pricing for oil and natural gas and OPIS Mt. Bellevue pricing for natural gas liquids. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
At June 30, 2014	$—	$(3,654)	$—
At December 31, 2013	$—	$(1,096)	$—
The fair value of the Company's cash and cash equivalents and variable-rate bank debt approximated book value at June 30, 2014 and December 31, 2013. The fair value of the Notes was approximately $371 million and $364 million as of June 30, 2014 and December 31, 2013, respectively, as compared to the book value of $350 million as of each date. The fair value of the Notes was determined based upon a market quote provided by an independent broker, which represents a Level 2 input.
Note 9—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs recognized in prior periods, the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $38.1 million as of June 30, 2014.

Note 10 - Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended June 30, 2014 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of March 31, 2014	($2,834)	($1,680)	($4,514)
Other comprehensive loss before reclassifications:
Change in fair value of derivatives	(1,982)		(1,982)
Income tax effect	737	(737)	—
Net of tax	(1,245)	(737)	(1,982)
Amounts reclassified from accumulated other comprehensive loss:
Oil and gas sales	2,842		2,842
Income tax effect	(1,057)	1,057	—
Net of tax	1,785	1,057	2,842
Net other comprehensive income	540	320	860
Balance as of June 30, 2014	($2,294)	($1,360)	($3,654)

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the six month period ended June 30, 2014 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2013	($688)	($408)	($1,096)
Other comprehensive loss before reclassifications:
Change in fair value of derivatives	(8,803)		(8,803)
Income tax effect	3,275	(3,275)	—
Net of tax	(5,528)	(3,275)	(8,803)
Amounts reclassified from accumulated other comprehensive loss:
Oil and gas sales	6,245		6,245
Income tax effect	(2,323)	2,323	—
Net of tax	3,922	2,323	6,245
Net other comprehensive loss	(1,606)	(952)	(2,558)
Balance as of June 30, 2014	($2,294)	($1,360)	($3,654)

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended June 30, 2013 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of March 31, 2013	($2,128)	($1,261)	($3,389)
Other comprehensive income before reclassifications:
Change in fair value of derivatives	4,769	—	4,769
Income tax effect	(1,774)	934	(840)
Net of tax	2,995	934	3,929
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	878	—	878
Income tax effect	(327)	327	—
Net of tax	551	327	878
Net other comprehensive income	3,546	1,261	4,807
Balance as of June 30, 2013	$1,418	$0	$1,418

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the six month period ended June 30, 2013 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2012	$521	$0	$521
Other comprehensive income before reclassifications:
Change in fair value of derivatives	406	—	406
Income tax effect	183	—	183
Net of tax	589	—	589
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	491	—	491
Income tax effect	(183)	—	(183)
Net of tax	308	—	308
Net other comprehensive income	897	—	897
Balance as of June 30, 2013	$1,418	$0	$1,418

Note 11 - Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements.  The core principle of ASU 2014-09 is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods and or services.  The standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years.  Early application is not permitted.  Entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  We are currently evaluating the effect that this new standard will have on our consolidated financial statements and related disclosures.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's MD&A contained in the Form 10-K for the fiscal year ended December 31, 2013 (the "2013 10-K") and in conjunction with the consolidated financial statements included in this Form 10-Q and in the 2013 10-K.
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with primary operations in Oklahoma, Texas, and the Gulf Coast Basin. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations in 1985 through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins.
We have successfully diversified into onshore, longer life basins in Oklahoma and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in East Texas through 2013, we have invested the majority of our capital into growing our longer life assets. During the ten year period ended December 31, 2013, we have realized a 95% drilling success rate on 918 gross wells drilled. Comparing 2013 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 294% and estimated proved reserves by 262%. At June 30, 2014, 86% of our estimated proved reserves and 55% of our second quarter of 2014 production were derived from our longer life assets.
We are focused on growing our reserves and production through a balanced drilling budget with an increased emphasis on growing our oil and natural gas liquids production.  In May 2010, we entered into the Woodford joint development agreement ("JDA"), which provided us with $85 million in cash during 2010 and 2011, along with a drilling carry that we have utilized since May 2010 to enhance economic returns by reducing our share of capital expenditures in the Woodford Shale and Mississippian Lime. Under the terms of the JDA, as amended, we will pay 25% of the cost to drill and complete wells and receive a 50% ownership interest. The drilling carry is subject to extensions in one year intervals and as of June 30, 2014, approximately $45.2 million remained available.
During 2013, we closed the Gulf of Mexico Acquisition (discussed below) which significantly enhanced our 2013 production. As a result of our drilling programs in each of our operating areas, as well as the Gulf of Mexico Acquisition, we set Company records in 2013 for estimated proved reserves at year end and total production, including a 36% increase in oil and natural gas liquids production from 2012.
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

During 2013, the Gulf of Mexico Acquisition contributed 4.5 Bcfe of production, including 235,000 barrels ("bbls") of oil, and added 30.5 Bcfe of estimated proved reserves as of December 31, 2013. During the first half of 2014, the Gulf of Mexico Acquisition assets produced 4.8 Bcfe, including 283,000 barrels of oil. As a result of the Gulf of Mexico Acquisition, our acreage position in the Gulf Coast Basin increased 23% to 46,801 net acres. See "Note 2 - Acquisition" in Item 1. Financial Statements for additional details related to this transaction.
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
Fleetwood Joint Venture
In June 2014, we entered into a joint venture in Louisiana for an aggregate purchase price of $24 million. The assets acquired under the joint venture include an average 37% working interest in an approximately 30,000 acre leasehold position in Louisiana and exclusive rights, along with our joint venture partner, to a 200 square mile proprietary 3D survey which has generated several conventional and shallow non-conventional oil focused prospects.
The purchase price was comprised of $10 million in cash ($3 million paid in July 2014 and $7 million due in January 2015) and $14 million in cash funding for future drilling, completion and lease acquisition costs. If the $14 million in drilling, completion and lease acquisition costs is not fully funded by December 31, 2015, any remaining balance becomes payable at the election of our joint venture partner.
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
The costs associated with unevaluated properties are not initially included in the amortization base and primarily relate to ongoing exploration activities, unevaluated leasehold acreage and delay rentals, seismic data and capitalized interest. These costs are either transferred to the amortization base with the costs of drilling the related well or when the properties are determined to be impaired.
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
We capitalize certain internal costs that are directly identified with acquisition, exploration and development activities. The capitalized internal costs include salaries, employee benefits, costs of consulting services and other related expenses and do not include costs related to production, general corporate overhead or similar activities. We also capitalize a portion of the interest costs incurred on our debt. Capitalized interest is calculated using the amount of our unevaluated properties and our effective borrowing rate.
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
Our hedges are specifically referenced to NYMEX prices for oil and natural gas and OPIS Mt. Bellevue pricing for natural gas liquids. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX and OPIS prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX or OPIS prices at which the hedges will be settled. At June 30, 2014, our derivative instruments were designated as effective cash flow hedges.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Production:
Oil (Bbls)	230,214	115,697	472,497	241,420
Gas (Mcf)	7,695,979	6,731,754	14,880,109	13,168,349
Ngl (Mcfe)	1,658,276	1,256,814	2,789,558	2,321,461
Total Production (Mcfe)	10,735,539	8,682,750	20,504,649	16,938,330
Sales:
Total oil sales	$23,468,058	$12,024,212	$47,608,714	$25,168,522
Total gas sales	28,802,856	20,247,600	58,360,191	36,970,632
Total ngl sales	8,310,268	5,804,172	14,578,674	11,913,118
Total oil and gas sales	$60,581,182	$38,075,984	$120,547,579	$74,052,272
Average sales prices:
Oil (per Bbl)	$101.94	$103.93	$100.76	$104.25
Gas (per Mcf)	3.74	3.01	3.92	2.81
Ngl (per Mcfe)	5.01	4.62	5.23	5.13
Per Mcfe	5.64	4.39	5.88	4.37
The above sales and average sales prices include reductions to revenue related to the settlement of gas hedges of $2,170,000 and $877,000 and oil hedges of $672,000 and $1,000 for the three months ended June 30, 2014 and 2013, respectively. The above sales and average sales prices include reductions to revenue related to the settlement of gas hedges of $5,139,000 and $345,000 and oil hedges of $1,106,000 and $146,000 for the six months ended June 30, 2014 and 2013, respectively.
Net income available to common stockholders totaled $9,592,000 and $3,662,000 for the quarters ended June 30, 2014 and 2013, respectively, while net income available to common stockholders totaled $19,635,000 and $6,269,000 for the six months ended June 30, 2014 and 2013, respectively. The primary fluctuations were as follows:
Production Total production increased 24% and 21% during the three and six month periods ended June 30, 2014, respectively, as compared to the 2013 periods. Gas production during the three and six month periods ended June 30, 2014 increased 14% and 13%, respectively, from the comparable periods in 2013. The increase in gas production was primarily the result of added production from the wells acquired in the Gulf of Mexico Acquisition, which closed on July 3, 2013. Additionally, gas production increased as a result of the successful drilling programs in our La Cantera field and our liquids rich Woodford acreage. Partially offsetting these increases were decreases in gas production due to normal production declines at our dry gas Oklahoma fields as well as certain of our legacy Gulf of Mexico fields. As a result of an anticipated full year of production from the wells acquired in the Gulf of Mexico Acquisition and increased drilling activity planned for 2014, we expect our average daily gas production in 2014 to increase as compared to 2013.
Oil production during the three and six month periods ended June 30, 2014 increased 99% and 96%, respectively, from the 2013 periods due primarily to added production from the wells acquired in the Gulf of Mexico Acquisition as well as the continued success of our La Cantera field. Partially offsetting these increases were decreases as a result of continued normal production declines in certain of our legacy Gulf of Mexico fields. As a result of an anticipated full year of production from the wells acquired in the Gulf of Mexico Acquisition, we expect our average daily oil production to be significantly higher during 2014 as compared to 2013.
Natural gas liquids ("Ngl") production during the three and six month periods ended June 30, 2014 increased 32% and 20% from the respective 2013 periods due to the successful drilling program in the liquids rich western flank of our Oklahoma acreage position and in our La Cantera field. Additionally, Ngl production increased as a result of added production from the wells acquired in the Gulf of Mexico Acquisition. Partially offsetting these increases were decreases as a result of normal production declines at our legacy Gulf of Mexico and Oklahoma fields. As a result of the increase in drilling activity planned for 2014 as well as an anticipated full year of production from the wells acquired in the Gulf of Mexico Acquisition, we expect our daily Ngl production for 2014 to increase significantly as compared to 2013.
Prices Including the effects of our hedges, average gas prices per Mcf for the three and six month periods ended June 30, 2014 were $3.74 and $3.92 as compared to $3.01 and $2.81 for the respective 2013 periods. Average oil prices per Bbl for the three and six months ended June 30, 2014 were $101.94 and $100.76 as compared to $103.93 and $104.25 for the respective 2013 periods and average Ngl prices per Mcfe were $5.01 and $5.23 for the three and six months ended June 30, 2014, as compared to $4.62 and $5.13 for the respective 2013 periods. Stated on an Mcfe basis, unit prices received during the three and six months ended June 30, 2014 were 28% and 35% higher, respectively, than the prices received during the comparable 2013 periods.
Revenue Including the effects of hedges, oil and gas sales during the three months ended June 30, 2014 increased 59% to $60,581,000, as compared to oil and gas sales of $38,076,000 during the 2013 period. Including the effects of hedges, oil and gas sales during the six months ended June 30, 2014 increased 63% to $120,547,000, as compared to oil and gas sales of $74,052,000 during the 2013 period. These increases were primarily the result of higher average realized prices for our production during 2014 as well as increased production as discussed above.
Expenses Lease operating expenses for the three and six months ended June 30, 2014 totaled $12,168,000 and $24,426,000, respectively, as compared to $8,837,000 and $18,556,000 during the respective 2013 periods. Per unit lease operating expenses totaled $1.13 and $1.19 per Mcfe, respectively, during the three and six month periods ended June 30, 2014 as compared to $1.02 and $1.10 per Mcfe during the respective 2013 periods. The increase in per unit lease operating expenses is primarily due to an increase in expensed workovers during the 2014 periods as compared to the 2013 periods. As a result of the Gulf of Mexico Acquisition, we expect an increase in the overall amount of lease operating expenses during the remainder of 2014, but we expect per unit lease operating expenses to generally approximate per unit amounts in 2013.
Production taxes for the three and six months ended June 30, 2014 totaled $1,492,000 and $2,969,000, respectively, as compared to $1,481,000 and $2,509,000, respectively, during the 2013 periods. Per unit production taxes totaled $0.14 per Mcfe during each of the three and six month periods ended June 30, 2014 as compared to $0.17 and $0.15 per Mcfe during the respective 2013 periods. The increase in total production taxes was primarily due to higher commodity prices for our production during the 2014 periods as compared to the 2013 periods.
General and administrative expenses during the three and six months ended June 30, 2014 totaled $6,467,000 and $12,709,000, respectively, as compared to $6,351,000 and $11,067,000 during the 2013 periods. General and administrative expenses increased 15% during the six months ended June 30, 2014 as compared to the comparable period of 2013 primarily due to higher employee related costs including share-based compensation during the 2014 periods. Included in general and administrative expenses for the three and six month periods ended June 30, 2014 were share-based compensation costs of $1,972,000 and $3,734,000, respectively, compared to $1,367,000 and $2,065,000, respectively, during the 2013 periods. We capitalized $3,590,000 and $7,969,000, respectively, of general and administrative costs during the three and six month periods ended June 30, 2014 compared to $3,045,000 and $6,156,000, respectively, during the 2013 periods.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three and six months ended June 30, 2014 totaled $21,357,000, or $1.99 per Mcfe, and $41,460,000, or $2.02 per Mcfe, respectively, as compared to $14,259,000, or $1.64 per Mcfe, and $26,870,000, or $1.59 per Mcfe, respectively, during the comparable 2013 periods. The increase in the per unit DD&A rate is primarily the result of the Gulf of Mexico Acquisition, which had a higher cost per unit as compared to our overall amortization base. We expect our DD&A rate to remain consistent with the 2014 second quarter rate for the remainder of 2014.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $7,380,000 and $15,016,000 during the three and six months ended June 30, 2014, respectively, as compared to $3,116,000 and $5,980,000, respectively, during the 2013 periods. During the three and six month periods ended June 30, 2014, our capitalized interest totaled $2,456,000 and $4,623,000, respectively, as compared to $1,316,000 and $2,768,000, respectively, during the 2013 periods. The increase in interest expense was a result of the issuance of $200 million of 10% senior notes due 2017, which were used to finance the Gulf of Mexico Acquisition. As a result, we expect interest expense during 2014 to be higher than 2013.
Income tax benefit during the three and six months ended June 30, 2014 was zero as compared to $840,000 and $491,000, respectively, during the 2013 periods. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of ceiling test write-downs recognized in prior periods, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $38,090,000 as of June 30, 2014.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities principally through cash flow from operations, bank borrowings, other credit facilities, issuances of equity and debt securities, joint ventures and sales of assets. At June 30, 2014 we had a working capital deficit of approximately $57.3 million as compared to a working capital deficit of approximately $26.1 million as of December 31, 2013. Appoximately $14 million of the deficit increase is attributable to our Fleetwood joint venture. Since we operate the majority of our drilling activities, we have the ability to reduce our capital expenditures to manage our working capital deficit and liquidity position. To the extent our capital expenditures during the remainder of 2014 exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of assets to fund a portion of our drilling budget.
Prices for oil and natural gas are subject to many factors beyond our control such as weather, the overall condition of the global financial markets and economies, relatively minor changes in the outlook of supply and demand, and the actions of the Organization of Petroleum Exporting Countries ("OPEC"). Oil and natural gas prices have a significant impact on our cash flows available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our bank credit facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under the bank credit facility, thus reducing the amount of financial resources available to meet our capital requirements. Lower prices and reduced cash flow may also make it difficult to incur debt, including under our bank credit facility, because of the restrictive covenants in the indenture governing the Notes. See “Source of Capital: Debt” below. Our ability to comply with the covenants in our debt agreements is dependent upon the success of our exploration and development program and upon factors beyond our control, such as oil and natural gas prices.
Source of Capital: Operations
Net cash flow from operations increased from $20.6 million during the six months ended June 30, 2013 to $102.7 million during the 2014 period. The increase in operating cash flow during 2014 as compared to 2013 is primarily attributable to increases in oil and gas revenues as well as the timing of payment of payables and receipt of advances from co-owners based on operational activity.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “ Existing Notes”). On July 3, 2013, we issued an additional $200 million in principal amount of 10% Senior Notes due 2017 (the "New Notes" and together with the Existing Notes, the "Notes"). The New Notes were issued at a price equal to 100% of face value plus accrued interest from March 1, 2013. The New Notes have terms that, subject to certain exceptions, are substantially identical to the Existing Notes. The net proceeds from the offering were used to finance the $188.8 million aggregate cash purchase price of the Gulf of Mexico Acquisition, which also closed on July 3, 2013. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At June 30, 2014, $11.7 million had been accrued in connection with the September 1, 2014 interest payment and we were in compliance with all of the covenants contained in the Notes.
We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank, Bank of America, N.A. and The Bank of Nova Scotia. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. Our Credit Agreement matures on October 3, 2016. As of June 30, 2014 we had $72.5 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
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
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.5 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits us to repurchase up to $10 million of our common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase our Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of June 30, 2014, we were in compliance with all of the covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
Our shelf registration statement allows us to publicly offer and sell up to $350 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
Source of Capital: Joint Ventures
In May 2010, we entered into a joint development agreement with WSGP Gas Producing, LLC ("WSGP"), a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of our Woodford proved undeveloped reserves as well as the right to earn 50% of our undeveloped Woodford acreage position through a two phase drilling program. We received approximately $57.4 million in cash at closing, net of $2.6 million in transaction fees, and an additional $14 million in each of 2011 and 2012. In addition, since May 2010, WSGP has funded a share of our drilling costs under a drilling program, which we refer to as the drilling carry. As of June 30, 2014, approximately $45.2 million of drilling carry remained available.
Source of Capital: Divestitures
We do not budget property divestitures; however, we are continuously evaluating our property base to determine if there are assets in our portfolio that no longer meet our strategic objectives. From time to time we may divest certain non-strategic assets in order to provide liquidity to strengthen our balance sheet or capital to be reinvested in higher rate of return projects. We are currently exploring divestment opportunities for our South Texas assets. We cannot assure you that we will be able to sell any of our assets in the future.
In January 2013, we sold 50% of our saltwater disposal systems and related surface assets in the Woodford for net proceeds of approximately $10 million. In December 2013, we sold our non-operated Wyoming assets for a cash purchase price of $1.0 million.
Use of Capital: Exploration and Development
Our 2014 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $170 million and $180 million, of which $104.2 million was incurred during the first six months of 2014. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. During the six months ended June 30, 2014, we funded our capital expenditures with cash flow from operations and cash on hand. To the extent our capital expenditures during the remainder of 2014 exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of assets to fund a portion of our drilling budget.

Use of Capital: Acquisitions
On July 3, 2013, we closed the Gulf of Mexico Acquisition for an aggregate cash purchase price of $188.8 million. The acquired assets include 16 gross wells located on 7 platforms.
In June 2014, we entered into a joint venture in Louisiana for an aggregate purchase price of $24 million. The purchase price is comprised of $10 million in cash ($3 million paid in July 2014 and $7 million due in January 2015) and $14 million in cash funding for future drilling, completion and lease acquisition costs.  We plan to drill two wells within the project area during 2014 and expect to operate the majority of the drilling projects associated with the joint venture.
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
Disclosure Regarding Forward Looking Statements
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our ability to integrate our recently completed acquisitions with our operations and realize the anticipated benefits from the acquisitions, any unexpected costs or delays in connection with the acquisitions, our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil and natural gas prices, our ability to realize the anticipated benefits from the Fleetwood joint venture, the uncertain economic conditions in the United States and globally, the declines in the values of our properties that have resulted and may in the future result in additional ceiling test write-downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters, changes in laws and regulations as they relate to our operations, including our fracing operations in shale plays or our operations in the Gulf of Mexico, and the operating hazards attendant to the oil and gas business as well as the risks, trends and uncertainties discuss under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q. The Company undertakes no duty to update or revise these forward-looking statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We experience market risks primarily in two areas: commodity prices and interest rates. Because our properties are located within the United States, we do not believe that our business operations are exposed to significant foreign currency exchange risks.
Commodity Price Risk
Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of 2014, a 10% change in the prices we receive for our crude oil, natural gas and natural gas liquids production would have an approximate $4.6 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the three and six months ended June 30, 2014, we paid $2.8 million and $6.2 million, respectively, to the counterparties to our derivative instruments in connection with net hedge settlements.
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
As of June 30, 2014, we had entered into the following commodity derivative instruments:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
July - December 2014	Swap	45,000 Mmbtu	$4.14
2015	Swap	5,000 Mmbtu	$4.32
Crude Oil:
July - December 2014	Swap (LLS)	650 Bbls	$101.05
July - December 2014	Swap (WTI)	350 Bbls	$93.26
Pentane:
July - December 2014	Swap	100 Bbls	$91.58
LLS - Louisiana Light Sweet
WTI - West Texas Intermediate
After executing the above transactions, the Company has approximately 8.3 Bcf of gas volumes at an average price of $4.14 per Mcf, 184,000 barrels of oil volumes at an average price of $98.33, and 18,400 barrels of pentane volumes at an average price of $91.58 hedged for the remainder 2014. Additionally, the Company has approximately 1.8 Bcf of gas volumes at $4.32 per Mcf hedged for 2015. For further discussion of our commodity derivative instruments, please see Item 1, Note 7 "Derivative Insruments" in this Form 10-Q.
Interest Rate Risk
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 17% of our total debt as of June 30, 2014. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of June 30, 2014, and assuming a 10% increase in interest rates and no change in the amount of debt outstanding, the potential effect on interest expense for the remainder of 2014 is $0.1 million.

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
Part II
Item 1. LEGAL PROCEEDINGS
NONE.

Item 1A. RISK FACTORS
For information regarding risks, uncertainties and assumptions, please see Part I, Item 1A of our 2013 10-K. Except as disclosed below, there are no material changes from risk factors previously disclosed in our 2013 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2014.
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
These factors include:

•	relatively minor changes in the supply of or the demand for oil and natural gas;

•	the condition of the United States and worldwide economies;

•	market uncertainty;

•	the level of consumer product demand;

•	weather conditions in the United States, such as hurricanes;

•	the actions of OPEC;

•	domestic and foreign governmental regulation and taxes, including price controls adopted by the Federal Energy Regulatory Commission;

•	political conditions or hostilities in oil and natural gas producing regions, including the Middle East and South America;

•	the price and level of foreign imports of oil and natural gas; and

•	the price and availability of alternate fuel sources.
We cannot predict future oil and natural gas prices and such prices may decline further. An extended decline in oil and natural gas prices may adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced and may further reduce the amount of oil and natural gas that we can produce economically and has required and may require us to record ceiling test write-downs and may cause our estimated proved reserves at December 31, 2014 to decline compared to our estimated proved reserves at December 31, 2013. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices. Our sales are not made pursuant to long-term fixed price contracts.
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
As of June 30, 2014, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $391.6 million. We have $77.5 million of additional availability under our bank credit facility, subject, however, to limitations on incurrence of indebtedness under the indenture governing our 10% senior notes due 2017, which we refer to as our 10% notes. In addition, we may also incur additional indebtedness in the future. Our high level of debt could have important consequences for you, including the following:

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
April 1 - April 30, 2014	1,323	$5.66	—	—
May 1 - May 31, 2014	—	—	—	—
June 1 - June 30, 2014	—	—	—	—
Total	1,323	$5.66	—	—
 ________________________

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

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

PETROQUEST ENERGY, INC.

Date:	August 5, 2014	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)