Form 10-Q
period 2014-09-30
PETROQUEST ENERGY INC
filed 2014-11-04
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014 there were 66,021,408 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	September 30, 2014	December 31, 2013
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,403	$9,153
Revenue receivable	24,215	26,568
Joint interest billing receivable	25,163	26,556
Derivative asset	1,387	521
Prepaid drilling costs	522	477
Other current assets	6,823	8,132
Total current assets	63,513	71,407
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	2,151,119	2,035,899
Unevaluated oil and gas properties	128,217	98,387
Accumulated depreciation, depletion and amortization	(1,624,980)	(1,553,044)
Oil and gas properties, net	654,356	581,242
Other property and equipment	14,887	13,993
Accumulated depreciation of other property and equipment	(9,952)	(8,901)
Total property and equipment	659,291	586,334
Derivative asset	132	—
Other assets, net of accumulated amortization of $7,295 and $5,689, respectively	6,501	9,449
Total assets	$729,437	$667,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$47,979	$47,341
Advances from co-owners	16,850	969
Oil and gas revenue payable	27,224	22,664
Accrued interest and preferred stock dividend	4,090	12,909
Asset retirement obligation	1,426	3,113
Derivative liability	106	1,617
Accrued acquisition cost	9,920	—
Other accrued liabilities	11,744	8,924
Total current liabilities	119,339	97,537
Bank debt	72,500	75,000
10% Senior Notes	350,000	350,000
Asset retirement obligation	47,398	45,423
Derivative liability	14	—
Accrued acquisition cost	10,000	—
Other long-term liability	127	135
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 64,412 and 63,664 shares, respectively	64	64
Paid-in capital	285,394	280,711
Accumulated other comprehensive income (loss)	879	(1,096)
Accumulated deficit	(156,279)	(180,585)
Total stockholders’ equity	130,059	99,095
Total liabilities and stockholders’ equity	$729,437	$667,190
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Oil and gas sales	$56,486	$55,578	$177,033	$129,630
Expenses:
Lease operating expenses	13,019	12,652	37,445	31,208
Production taxes	1,709	1,248	4,678	3,757
Depreciation, depletion and amortization	22,294	22,475	64,424	49,882
General and administrative	6,319	9,132	19,028	20,199
Accretion of asset retirement obligation	724	543	2,223	1,203
Interest expense	7,050	8,071	22,066	14,051
	51,115	54,121	149,864	120,300
Other income:
Other income	198	185	602	500
Derivative income	—	45	—	202
	198	230	602	702
Income from operations	5,569	1,687	27,771	10,032
Income tax expense (benefit)	(389)	17	(389)	(474)
Net income	5,958	1,670	28,160	10,506
Preferred stock dividend	1,287	1,287	3,854	3,854
Net income available to common stockholders	$4,671	$383	$24,306	$6,652
Earnings per common share:
Basic
Net income per share	$0.07	$0.01	$0.37	$0.10
Diluted
Net income per share	$0.07	$0.01	$0.37	$0.10
Weighted average number of common shares:
Basic	64,265	63,096	64,073	62,936
Diluted	64,352	63,242	64,128	63,105
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$5,958	$1,670	$28,160	$10,506
Change in fair value of derivative instruments, accounted for as hedges, net of income tax expense (benefit) of $520, ($46), $520, and $485, respectively	4,533	(78)	1,975	819
Comprehensive income	$10,491	$1,592	$30,135	$11,325
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$28,160	$10,506
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(389)	(474)
Depreciation, depletion and amortization	64,424	49,882
Accretion of asset retirement obligation	2,223	1,203
Non-cash share-based compensation expense	4,025	3,105
Amortization costs and other	1,636	1,138
Non-cash derivative income	—	(202)
Payments to settle asset retirement obligations	(2,902)	(2,415)
Changes in working capital accounts:
Revenue receivable	2,353	(13,819)
Prepaid drilling costs	(45)	735
Joint interest billing receivable	1,279	13,612
Accounts payable and accrued liabilities	6,561	(11,781)
Advances from co-owners	15,881	(13,315)
Other	2,655	(5,266)
Net cash provided by operating activities	125,861	32,909
Cash flows from investing activities:
Investment in oil and gas properties	(133,048)	(261,707)
Investment in other property and equipment	(860)	(970)
Sale of oil and gas properties	8,564	18,915
Sale of unevaluated oil and gas properties	1,640	—
Net cash used in investing activities	(123,704)	(243,762)
Cash flows from financing activities:
Net proceeds (payments) for share based compensation	651	(379)
Deferred financing costs	(204)	(487)
Payment of preferred stock dividend	(3,854)	(3,854)
Proceeds from issuance of 10% Senior Notes	—	200,000
Deferred financing costs of 10% Senior Notes	—	(4,922)
Proceeds from bank borrowings	10,000	62,000
Repayment of bank borrowings	(12,500)	(37,000)
Net cash provided by (used in) financing activities	(5,907)	215,358
Net increase (decrease) in cash and cash equivalents	(3,750)	4,505
Cash and cash equivalents, beginning of period	9,153	14,904
Cash and cash equivalents, end of period	$5,403	$19,409
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$36,606	$19,479
Income taxes	$132	$11
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
The consolidated financial information for the three and nine month periods ended September 30, 2014 and 2013, has been prepared by the Company and was not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2014 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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

The following unaudited summary pro forma financial information for the nine month period ended September 30, 2013 has been prepared to give effect to the Gulf of Mexico Acquisition as if it had occurred on January 1, 2012. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2012 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities and other factors. Amounts in thousands, except per share amounts.

Nine Months Ended
September 30, 2013

Revenues	$162,494
Income from operations	15,487
Income available to common stockholders	12,107

Basic earnings per share	0.19
Diluted earnings per share	0.19

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
Amounts payable with regard to the joint venture are reflected as accrued acquisition costs in the Consolidated Balance Sheet. The amounts payable related to the $14 million discussed above are classified as current and long term based on the current exploration and development plans under the joint venture. All of the costs associated with the joint venture are considered unevaluated at September 30, 2014.
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

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Three Months Ended September 30, 2014	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$4,671	64,265
Attributable to participating securities	(123)
BASIC EPS	$4,548	64,265	$0.07

Net income available to common stockholders	$4,671	64,265
Effect of dilutive securities:
Stock options	—	87
Attributable to participating securities	(123)	—
DILUTED EPS	$4,548	64,352	$0.07

For the Nine Months Ended September 30, 2014	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$24,306	64,073
Attributable to participating securities	(649)
BASIC EPS	$23,657	64,073	$0.37

Net income available to common stockholders	$24,306	64,073
Effect of dilutive securities:
Stock options	—	55
Attributable to participating securities	(649)	—
DILUTED EPS	$23,657	64,128	$0.37

For the Three Months Ended September 30, 2013	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$383	63,096
Attributable to participating securities	(8)
BASIC EPS	$375	63,096	$0.01

Net income available to common stockholders	$383	63,096
Effect of dilutive securities:
Stock options	—	146
Attributable to participating securities	(8)	—
DILUTED EPS	$375	63,242	$0.01

For the Nine Months Ended September 30, 2013	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$6,652	62,936
Attributable to participating securities	(151)
BASIC EPS	$6,501	62,936	$0.10

Net income available to common stockholders	$6,652	62,936
Effect of dilutive securities:
Stock options	—	169
Attributable to participating securities	(151)	—
DILUTED EPS	$6,501	63,105	$0.10

Common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 5,148,000 shares were not included in the computation of diluted earnings per share for any of the 2013 and 2014 periods presented because the inclusion would have been anti-dilutive. Options to purchase 868,300 and 985,700 shares of common stock were outstanding during the three and nine month periods ended September 30, 2014, respectively, and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.
Options to purchase 1,199,000 and 1,245,000 shares of common stock were outstanding during the three and nine months ended September 30, 2013, respectively, and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.

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
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At September 30, 2014, $2.9 million had been accrued in connection with the March 1, 2015 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank, Bank of America, N.A. and The Bank of Nova Scotia. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The Credit Agreement matures on October 3, 2016. As of September 30, 2014 the Company had $72.5 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. In connection with the most recent redetermination, the borrowing base was increased to $220 million (subject to the aggregate commitments of the lenders then in effect) effective September 30, 2014. The aggregate commitments of the lenders is currently $170 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions.
The next borrowing base redetermination is scheduled to occur by March 31, 2015. The Company or the lenders may request two additional borrowing base re-determinations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
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
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.5 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits the Company to repurchase up to $10 million of the Company’s common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of September 30, 2014, the Company was in compliance with all of the covenants contained in the Credit Agreement.

Note 6—Asset Retirement Obligation
The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Nine Months Ended September 30,
	2014	2013
Asset retirement obligation, beginning of period	$48,536	$27,260
Liabilities incurred	224	498
Liabilities assumed	—	15,319
Liabilities settled	(2,902)	(2,415)
Accretion expense	2,223	1,203
Revisions in estimated cash flows	743	987
Asset retirement obligation, end of period	48,824	42,852
Less: current portion of asset retirement obligation	(1,426)	(1,502)
Long-term asset retirement obligation	$47,398	$41,350

Note 7—Derivative Instruments

The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At September 30, 2014, all of the Company's derivative instruments were designated as effective cash flow hedges.
Oil and gas sales include increases (reductions) to revenue related to the settlement of gas hedges of $337,000 and $767,000, Ngl hedges of $28,000 and $5,000 and oil hedges of ($125,000) and ($538,000) for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, oil and gas sales include increases (reductions) to revenue related to the settlement of gas hedges of ($4,802,000) and $422,000, Ngl hedges of $28,000 and $5,000, and oil hedges of ($1,231,000) and ($684,000), respectively.
As of September 30, 2014, the Company had entered into the following commodity derivative instruments:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
October - December 2014	Swap	45,000 Mmbtu	$4.14
2015	Swap	10,000 Mmbtu	$4.16
Crude Oil:
October - December 2014	Swap (LLS)	650 Bbls	$101.05
October - December 2014	Swap (WTI)	350 Bbls	$93.26
Pentane:
October - December 2014	Swap	100 Bbls	$91.58
LLS - Louisiana Light Sweet
WTI - West Texas Intermediate

At September 30, 2014, the Company had recognized accumulated other comprehensive income of approximately $0.9 million related to the estimated fair value of its effective cash flow hedges. Based on estimated future commodity prices as of September 30, 2014, the Company would reclassify approximately $0.8 million, net of taxes, of accumulated other comprehensive income into earnings during the next 12 months. These gains are expected to be reclassified to oil and gas sales based on the schedule of oil and gas volumes stipulated in the derivative contracts.
Derivatives designated as hedging instruments:
All of the Company’s swap contracts are designated as effective cash flow hedges. The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheet at September 30, 2014 and December 31, 2013:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
September 30, 2014	Derivative asset	$1,519
September 30, 2014	Derivative liability	$(120)
December 31, 2013	Derivative asset	$521
December 31, 2013	Derivative liability	$(1,617)
Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the three months ended September 30, 2014 and 2013:

Instrument	Amount of Gain Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain Reclassified into Income
Commodity Derivatives at September 30, 2014	$5,293	Oil and gas sales	$240
Commodity Derivatives at September 30, 2013	$110	Oil and gas sales	$234

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the nine months ended September 30, 2014 and 2013 :

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Loss Reclassified into Income	Amount of Loss Reclassified into Income
Commodity Derivatives at September 30, 2014	$(3,510)	Oil and gas sales	$(6,005)
Commodity Derivatives at September 30, 2013	$1,047	Oil and gas sales	$(257)
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
Effect of Non-designated Derivative Instruments on the Consolidated Statement of Operations for the three months ended September 30, 2014 and 2013:

Instrument	Amount of Gain Recognized in Derivative Income
Commodity Derivatives at September 30, 2014	$—
Commodity Derivatives at September 30, 2013	$45

Effect of Non-designated Derivative Instruments on the Consolidated Statement of Operations for the nine months ended September 30, 2014 and 2013:

Instrument	Amount of Gain Recognized in Derivative Income
Commodity Derivatives at September 30, 2014	$—
Commodity Derivatives at September 30, 2013	$202
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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at September 30, 2014 were in the form of swaps based on NYMEX pricing for oil and natural gas and OPIS Mt. Bellevue pricing for natural gas liquids. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
At September 30, 2014	$—	$1,399	$—
At December 31, 2013	$—	$(1,096)	$—

The fair value of the Company's cash and cash equivalents and variable-rate bank debt approximated book value at September 30, 2014 and December 31, 2013. The fair value of the Notes was approximately $365 million and $364 million as of September 30, 2014 and December 31, 2013, respectively, as compared to the book value of $350 million as of each date. The fair value of the Notes was determined based upon a market quote provided by an independent broker, which represents a Level 2 input.
Note 9—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs recognized in prior periods, the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $34.7 million as of September 30, 2014.

Note 10 - Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended September 30, 2014 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of June 30, 2014	($2,294)	($1,360)	($3,654)
Other comprehensive loss before reclassifications:
Change in fair value of derivatives	5,293		5,293
Income tax effect	(1,969)	1,360	(609)
Net of tax	3,324	1,360	4,684
Amounts reclassified from accumulated other comprehensive loss:
Oil and gas sales	(240)		(240)
Income tax effect	89	—	89
Net of tax	(151)	—	(151)
Net other comprehensive income	3,173	1,360	4,533
Balance as of September 30, 2014	$879	$0	$879

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the nine month period ended September 30, 2014 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2013	($688)	($408)	($1,096)
Other comprehensive loss before reclassifications:
Change in fair value of derivatives	(3,510)		(3,510)
Income tax effect	1,395	(2,004)	(609)
Net of tax	(2,115)	(2,004)	(4,119)
Amounts reclassified from accumulated other comprehensive loss:
Oil and gas sales	6,005		6,005
Income tax effect	(2,323)	2,412	89
Net of tax	3,682	2,412	6,094
Net other comprehensive income	1,567	408	1,975
Balance as of September 30, 2014	$879	$0	$879

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended September 30, 2013 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of June 30, 2013	$1,418	$0	$1,418
Other comprehensive income before reclassifications:
Change in fair value of derivatives	110	—	110
Income tax effect	(41)	—	(41)
Net of tax	69	—	69
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(234)	—	(234)
Income tax effect	87	—	87
Net of tax	(147)	—	(147)
Net other comprehensive loss	(78)	—	(78)
Balance as of September 30, 2013	$1,340	$0	$1,340

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the nine month period ended September 30, 2013 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2012	$521	$0	$521
Other comprehensive income before reclassifications:
Change in fair value of derivatives	1,047	—	1,047
Income tax effect	(389)	—	(389)
Net of tax	658	—	658
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	257	—	257
Income tax effect	(96)	—	(96)
Net of tax	161	—	161
Net other comprehensive income	819	—	819
Balance as of September 30, 2013	$1,340	$0	$1,340

Note 11 - Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements.  The core principle of ASU 2014-09 is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods and or services.  The standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years.  Early application is not permitted.  Entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  We are currently evaluating the effect that this new standard will have on our consolidated financial statements and related disclosures, however, we do not expect the adoption of the standard will have a material impact on our results of operations, financial position, or related disclosures.

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
We have successfully diversified into onshore, longer life basins in Oklahoma and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in East Texas through 2013, we have invested the majority of our capital into growing our longer life assets. During the ten year period ended December 31, 2013, we have realized a 95% drilling success rate on 918 gross wells drilled. Comparing 2013 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 294% and estimated proved reserves by 262%. At September 30, 2014, 88% of our estimated proved reserves and 71% of our third quarter of 2014 production were derived from our longer life assets.
We are focused on growing our reserves and production through a balanced drilling budget with an increased emphasis on growing our oil and natural gas liquids production.  In May 2010, we entered into the Woodford joint development agreement ("JDA"), which provided us with $85 million in cash during 2010 and 2011, along with a drilling carry that we have utilized since May 2010 to enhance economic returns by reducing our share of capital expenditures in the Woodford Shale and Mississippian Lime. Under the terms of the JDA, as amended, we will pay 25% of the cost to drill and complete wells and receive a 50% ownership interest. The drilling carry is subject to extensions in one year intervals and as of September 30, 2014, approximately $37.6 million remained available.
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

During 2013, the Gulf of Mexico Acquisition contributed 4.5 Bcfe of production, including 235,000 barrels ("bbls") of oil, and added 30.5 Bcfe of estimated proved reserves as of December 31, 2013. During the first nine months of 2014, the Gulf of Mexico Acquisition assets produced 6.7 Bcfe, including 375,000 barrels of oil. As a result of the Gulf of Mexico Acquisition, our acreage position in the Gulf Coast Basin increased 23% to 46,801 net acres. See "Note 2 - Acquisition" in Item 1. Financial Statements for additional details related to this transaction.
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
Our hedges are specifically referenced to NYMEX prices for oil and natural gas and OPIS Mt. Bellevue pricing for natural gas liquids. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX and OPIS prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX or OPIS prices at which the hedges will be settled. At September 30, 2014, our derivative instruments were designated as effective cash flow hedges.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Production:
Oil (Bbls)	170,014	219,402	642,511	460,822
Gas (Mcf)	8,153,145	8,351,200	23,033,254	21,519,550
Ngl (Mcfe)	2,397,236	1,238,719	5,186,794	3,560,179
Total Production (Mcfe)	11,570,465	10,906,331	32,075,114	27,844,661
Sales:
Total oil sales	$16,670,934	$23,663,415	$64,279,648	$48,831,937
Total gas sales	29,109,608	25,009,383	87,469,799	61,980,015
Total ngl sales	10,705,208	6,905,048	25,283,882	18,818,166
Total oil and gas sales	$56,485,750	$55,577,846	$177,033,329	$129,630,118
Average sales prices:
Oil (per Bbl)	$98.06	$107.85	$100.04	$105.97
Gas (per Mcf)	3.57	2.99	3.80	2.88
Ngl (per Mcfe)	4.47	5.57	4.87	5.29
Per Mcfe	4.88	5.10	5.52	4.66
The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of $337,000 and $767,000, Ngl hedges of $28,000 and $5,000 and oil hedges of ($125,000) and ($538,000) for the three months ended September 30, 2014 and 2013, respectively. The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of ($4,802,000) and $422,000, Ngl hedges of $28,000 and $5,000, and oil hedges of ($1,231,000) and ($684,000) for the nine months ended September 30, 2014 and 2013, respectively.
Net income available to common stockholders totaled $4,671,000 and $383,000 for the quarters ended September 30, 2014 and 2013, respectively, while net income available to common stockholders totaled $24,306,000 and $6,652,000 for the nine months ended September 30, 2014 and 2013, respectively. The primary fluctuations were as follows:
Production Total production increased 6% and 15% during the three and nine month periods ended September 30, 2014, respectively, as compared to the 2013 periods. Gas production during the three month period ended September 30, 2014 decreased 2% from the comparable period in 2013 due primarily to normal production declines at our dry gas Oklahoma fields and legacy Gulf Coast fields as well as downtime at certain of our Gulf of Mexico properties that has since been fully restored. These production declines were mostly offset by the successful drilling program in our Carthage field. Gas production during the nine month period ended September 30, 2014 increased 7% from the comparable period in 2013 due primarily to added production from the wells acquired in the Gulf of Mexico Acquisition, which closed on July 3, 2013, and to a lesser extent as a result of the successful drilling program in our Cathage field. Partially offsetting this increase were decreases in gas production due to normal production declines at our dry gas Oklahoma fields as well as certain of our legacy Gulf Coast fields. As a result of an anticipated full year of production from the wells acquired in the Gulf of Mexico Acquisition and increased drilling activity during 2014, we expect our average daily gas production in 2014 to increase as compared to 2013.
Oil production during the three month period ended September 30, 2014 decreased 23% from the 2013 periods due primarily to normal production declines at certain of our legacy Gulf Coast fields as well as downtime at certain of our Gulf of Mexico properties that has since been fully restored. Oil production during the nine month period ended September 30, 2014 increased 39% from the 2013 period primarily due to added production from the wells acquired in the Gulf of Mexico Acquisition. As a result of an anticipated full year of production from the wells acquired in the Gulf of Mexico Acquisition, we expect our average daily oil production to be significantly higher during 2014 as compared to 2013.
Natural gas liquids ("Ngl") production during the three and nine month periods ended September 30, 2014 increased 94% and 46% from the respective 2013 periods due to the successful drilling program in the liquids rich portion of our Oklahoma acreage position and in our Carthage field. Additionally, Ngl production increased as a result of added production from the wells acquired in the Gulf of Mexico Acquisition. Partially offsetting these increases were decreases as a result of normal production declines at our legacy Gulf Coast fields. As a result of increased drilling activity during 2014 as well as an anticipated full year of production from the wells acquired in the Gulf of Mexico Acquisition, we expect our average daily Ngl production for 2014 to increase significantly as compared to 2013.
Prices Including the effects of our hedges, average gas prices per Mcf for the three and nine month periods ended September 30, 2014 were $3.57 and $3.80 as compared to $2.99 and $2.88 for the respective 2013 periods. Average oil prices per Bbl for the three and nine months ended September 30, 2014 were $98.06 and $100.04 as compared to $107.85 and $105.97 for the respective 2013 periods and average Ngl prices per Mcfe were $4.47 and $4.87 for the three and nine months ended September 30, 2014, as compared to $5.57 and $5.29 for the respective 2013 periods. Stated on an Mcfe basis, unit prices received during the three months ended September 30, 2014 were 4% lower than the prices received during the comparable 2013 period, while unit prices received during the nine months ended September 30, 2014 were 18% higher than the prices received during the comparable 2013 period.
Revenue Including the effects of hedges, oil and gas sales during the three months ended September 30, 2014 increased 2% to $56,486,000, as compared to oil and gas sales of $55,578,000 during the 2013 period. This increase was the result of an overall increase in production as discussed above, partially offset by lower average realized prices. Including the effects of hedges, oil and gas sales during the nine months ended September 30, 2014 increased 37% to $177,033,000, as compared to oil and gas sales of $129,630,000 during the 2013 period. This increase was the result of higher average realized prices for our production during 2014 as well as increased production as discussed above.
Expenses Lease operating expenses for the three and nine months ended September 30, 2014 totaled $13,019,000 and $37,445,000, respectively, as compared to $12,652,000 and $31,208,000 during the respective 2013 periods. Per unit lease operating expenses totaled $1.13 and $1.17 per Mcfe, respectively, during the three and nine month periods ended September 30, 2014 as compared to $1.16 and $1.12 per Mcfe during the respective 2013 periods. The increase in per unit lease operating expenses for the nine month period ended September 30, 2014 is primarily due to an increase in expensed workovers during the 2014 period as compared to the 2013 period. As a result of the Gulf of Mexico Acquisition, we expect an increase in the overall amount of lease operating expenses during the remainder of 2014, but we expect per unit lease operating expenses to generally approximate per unit amounts in 2013.
Production taxes for the three and nine months ended September 30, 2014 totaled $1,709,000 and $4,678,000, respectively, as compared to $1,248,000 and $3,757,000, respectively, during the 2013 periods. Per unit production taxes totaled $0.15 per Mcfe during each of the three and nine month periods ended September 30, 2014 as compared to $0.11 and $0.13 per Mcfe during the respective 2013 periods. The increase in total production taxes was primarily due to increased production from onshore wells subject to severance taxes as well as an increase in Louisiana severance tax rates effective July 2013 and July 2014.
General and administrative expenses during the three and nine months ended September 30, 2014 totaled $6,319,000 and $19,028,000, respectively, as compared to $9,132,000 and $20,199,000 during the 2013 periods. General and administrative expenses decreased 31% and 6%, respectively, during the 2014 periods primarily due to acquisition-related costs associated with the Gulf of Mexico acquisition of $2,872,000 and $3,878,000, respectively, included in general and administrative expenses for the three and nine months ended September 30, 2013. Included in general and administrative expenses for the three and nine month periods ended September 30, 2014 are share-based compensation costs of $1,442,000 and $5,177,000, respectively, compared to $1,600,000 and $3,665,000, respectively, during the 2013 periods. We capitalized $3,362,000 and $11,331,000, respectively, of general and administrative expenses during the three and nine month periods ended September 30, 2014 compared to $3,526,000 and $9,682,000, respectively, during the 2013 periods.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three and nine months ended September 30, 2014 totaled $21,913,000, or $1.89 per Mcfe, and $63,373,000, or $1.98 per Mcfe, respectively, as compared to $22,107,000, or $2.03 per Mcfe, and $48,978,000, or $1.76 per Mcfe, respectively, during the comparable 2013 periods. The decrease in the per unit DD&A rate for the three months ended September 30, 2014 is primarily the result of the successful drilling program in our Carthage field. The increase in the per unit DD&A rate for the nine months ended September 30, 2014 is primarily the result of the Gulf of Mexico Acquisition, which had a higher cost per unit as compared to our overall amortization base. We expect our full year DD&A rate to remain consistent with the 2014 third quarter rate.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $7,050,000 and $22,066,000 during the three and nine months ended September 30, 2014, respectively, as compared to $8,071,000 and $14,051,000, respectively, during the 2013 periods. During the three and nine month periods ended September 30, 2014, our capitalized interest totaled $2,704,000 and $7,327,000, respectively, as compared to $1,757,000 and $4,525,000, respectively, during the 2013 periods. The decrease in interest expense for the three months ended September 30, 2014 is the result of an increase in capitalized interest due to our acquisition of the Fleetwood unevaluated properties. The increase in interest expense for the nine months ended September 30, 2014 was a result of the issuance of $200 million of 10% senior notes due 2017, which were used to finance the Gulf of Mexico Acquisition, in July 2013. As a result, we expect interest expense during 2014 to be higher than 2013.
Income tax expense (benefit) during each of the three and nine months ended September 30, 2014 was ($389,000) as compared to $17,000 and ($474,000), respectively, during the 2013 periods. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of ceiling test write-downs recognized in prior periods, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $34,659,000 as of September 30, 2014.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities principally through cash flow from operations, bank borrowings, other credit facilities, issuances of equity and debt securities, joint ventures and sales of assets. At September 30, 2014 we had a working capital deficit of approximately $55.8 million as compared to a working capital deficit of approximately $26.1 million as of December 31, 2013. Approximately $10 million of the deficit increase is attributable to our Fleetwood joint venture. Since we operate the majority of our drilling activities, we have the ability to reduce our capital expenditures to manage our working capital deficit and liquidity position. To the extent our capital expenditures during the remainder of 2014 exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of assets to fund a portion of our drilling budget.
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
Source of Capital: Operations
Net cash flow from operations increased from $32.9 million during the nine months ended September 30, 2013 to $125.9 million during the 2014 period. The increase in operating cash flow during 2014 as compared to 2013 is primarily attributable to increases in oil and gas revenues as well as the timing of payment of payables and receipt of advances from co-owners based on increased operational activity.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Existing Notes”). On July 3, 2013, we issued an additional $200 million in principal amount of 10% Senior Notes due 2017 (the "New Notes" and together with the Existing Notes, the "Notes"). The New Notes were issued at a price equal to 100% of face value plus accrued interest from March 1, 2013. The New Notes have terms that, subject to certain exceptions, are substantially identical to the Existing Notes. The net proceeds from the offering were used to finance the $188.8 million aggregate cash purchase price of the Gulf of Mexico Acquisition, which also closed on July 3, 2013. The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At September 30, 2014, $2.9 million had been accrued in connection with the March 1, 2015 interest payment and we were in compliance with all of the covenants contained in the Notes.
We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank, Bank of America, N.A. and The Bank of Nova Scotia. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. Our Credit Agreement matures on October 3, 2016. As of September 30, 2014 we had $72.5 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.

The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. In connection with the most recent redetermination, the borrowing base was increased to $220 million (subject to the aggregate commitments of the lenders then in effect) effective September 30, 2014. The aggregate commitments of the lenders is currently $170 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions.
The next borrowing base redetermination is scheduled to occur by March 31, 2015. We or the lenders may request two additional borrowing base re-determinations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
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
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.5 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits us to repurchase up to $10 million of our common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase our Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of September 30, 2014, we were in compliance with all of the covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
Our shelf registration statement allows us to publicly offer and sell up to $350 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
Source of Capital: Joint Ventures
In May 2010, we entered into a joint development agreement with WSGP Gas Producing, LLC ("WSGP"), a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of our Woodford proved undeveloped reserves as well as the right to earn 50% of our undeveloped Woodford acreage position through a two phase drilling program. We received approximately $57.4 million in cash at closing, net of $2.6 million in transaction fees, and an additional $14 million in each of 2011 and 2012. In addition, since May 2010, WSGP has funded a share of our drilling costs under a drilling program, which we refer to as the drilling carry. As of September 30, 2014, approximately $37.6 million of drilling carry remained available.
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
In January 2013, we sold 50% of our saltwater disposal systems and related surface assets in the Woodford for net proceeds of approximately $10 million. In December 2013, we sold our non-operated Wyoming assets for a cash purchase price of $1.0 million. In September 2014, we completed the sale of our Eagle Ford assets for net proceeds of approximately $9.7 million.

Use of Capital: Exploration and Development
Our 2014 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $170 million and $180 million, of which $145.1 million was incurred during the first nine months of 2014. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. During the nine months ended September 30, 2014, we funded our capital expenditures with cash flow from operations, asset sales and cash on hand. To the extent our capital expenditures during the remainder of 2014 exceed our cash flow and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of assets to fund a portion of our drilling budget.
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
Disclosure Regarding Forward Looking Statements
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our ability to integrate our acquisitions with our operations and realize the anticipated benefits from the acquisitions, any unexpected costs or delays in connection with the acquisitions, our ability to find oil and natural gas reserves that are economically recoverable, our ability to realize the anticipated benefits from the Fleetwood joint venture, the volatility of oil and natural gas prices, the uncertain economic conditions in the United States and globally, the declines in the values of our properties that have resulted and may in the future result in additional ceiling test write-downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters, changes in laws and regulations as they relate to our operations, including our fracing operations in shale plays or our operations in the Gulf of Mexico, and the operating hazards attendant to the oil and gas business as well as the risks, trends and uncertainties discuss under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q. The Company undertakes no duty to update or revise these forward-looking statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We experience market risks primarily in two areas: commodity prices and interest rates. Because our properties are located within the United States, we do not believe that our business operations are exposed to significant foreign currency exchange risks.
Commodity Price Risk
Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of 2014, a 10% change in the prices we receive for our crude oil, natural gas and natural gas liquids production would have an approximate $1.9 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the three and nine months ended September 30, 2014, we received (paid) $0.2 million and ($6.0) million, respectively, to the counterparties to our derivative instruments in connection with hedge settlements.

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
As of September 30, 2014, we had entered into the following commodity derivative instruments:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
October - December 2014	Swap	45,000 Mmbtu	$4.14
2015	Swap	10,000 Mmbtu	$4.16
Crude Oil:
October - December 2014	Swap (LLS)	650 Bbls	$101.05
October - December 2014	Swap (WTI)	350 Bbls	$93.26
Pentane:
October - December 2014	Swap	100 Bbls	$91.58
LLS - Louisiana Light Sweet
WTI - West Texas Intermediate
The Company has approximately 4.1 Bcf of gas volumes at an average price of $4.14 per Mcf, 92,000 barrels of oil volumes at an average price of $98.33 per Bbl, and 9,200 barrels of pentane volumes at an average price of $91.58 per Bbl hedged for the remainder of 2014. Additionally, the Company has approximately 3.7 Bcf of gas volumes at $4.16 per Mcf hedged for 2015. For further discussion of our commodity derivative instruments, please see Item 1, Note 7 "Derivative Instruments" in this Form 10-Q.
Interest Rate Risk
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 17% of our total debt as of September 30, 2014. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of September 30, 2014, and assuming a 10% increase in interest rates and no change in the amount of debt outstanding, the potential effect on interest expense for the remainder of 2014 is less than $0.1 million.

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
Part II
Item 1. LEGAL PROCEEDINGS
NONE.

Item 1A. RISK FACTORS
For information regarding risks, uncertainties and assumptions, please see Part I, Item 1A of our 2013 10-K. Except as disclosed below, there are no material changes from risk factors previously disclosed in our 2013 10-K and our quarterly report on Form 10-Q for the quarter ended June 30, 2014.
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
As of September 30, 2014, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $417.1 million. We have $97.5 million of additional availability under our bank credit facility, subject, however, to limitations on incurrence of indebtedness under the indenture governing our 10% senior notes due 2017, which we refer to as our 10% notes. In addition, we may also incur additional indebtedness in the future. Our high level of debt could have important consequences for you, including the following:

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
July 1 - July 31, 2014	8,409	$6.58	—	—
August 1 - August 31, 2014	—	—	—	—
September 1 - September 30, 2014	78,453	$5.97	—	—
Total	86,862	$6.03	—	—
 ________________________

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
NONE.

Item 6. EXHIBITS

10.1 Eighth Amendment to Credit Agreement dated as of September 29, 2014, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank, Bank of America, N.A. and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2014).

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

PETROQUEST ENERGY, INC.

Date:	November 4, 2014	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)