Form 10-K
period 2014-12-31
PETROQUEST ENERGY INC
filed 2015-03-06
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
☐  Yes    ☒   No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2014, based on the $7.52 per share closing price for the registrant's Common Stock, par value $.001 per share, as quoted on the New York Stock Exchange, was approximately $321,000,000 (for purposes of this disclosure, the registrant assumed its directors, executive officers and beneficial owners of 5% or more of the registrant’s Common Stock were affiliates).

As of February 26, 2015, the registrant had outstanding 65,863,474 shares of Common Stock, par value $.001 per share.

Document incorporated by reference: portions of the definitive Proxy Statement of PetroQuest Energy, Inc. to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the Annual Meeting of Stockholders to be held on May 20, 2015, which are incorporated by reference into Part III of this Form 10-K.

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
Among those risks, trends and uncertainties are:

•	the volatility of oil and natural gas prices and significantly depressed oil prices since the end of 2014;

•	our indebtedness and the significant amount of cash required to service our indebtedness;

•	the effects of a financial downturn or negative credit market conditions on our liquidity, business and financial condition;

•	our ability to obtain adequate financing when the need arises to execute our long-term strategy and to fund our planned capital expenditures;

•	limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by our bank credit facility and restrictive debt covenants;

•	our ability to find, develop, produce and acquire additional oil and natural gas reserves that are economically recoverable;

•	approximately 38% of our production being exposed to the additional risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise;

•	Securities and Exchange Commission (sometimes referred to herein as the "SEC") rules that could limit our ability to book proved undeveloped reserves in the future;

•	the likelihood that our actual production, revenues and expenditures related to our reserves will differ from our estimates of proved reserves;

•	our ability to identify, execute or efficiently integrate future acquisitions;

•	ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices;

•	losses or limits on potential gains resulting from hedging production;

•	the loss of key management or technical personnel;

•	losses and liabilities from uninsured or underinsured drilling and operating activities;

•	our ability to market our oil and natural gas production;

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
As used in this Form 10-K, the words “we,” “our,” “us,” “PetroQuest” and the “Company” refer to PetroQuest Energy, Inc., its predecessors and subsidiaries, except as otherwise specified. We have provided definitions for some of the oil and natural gas industry terms used in this Form 10-K in “Glossary of Certain Oil and Natural Gas Terms” beginning on page 53.

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
We have successfully diversified into onshore, longer life basins in Oklahoma and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in East Texas through 2014, we have invested the majority of our capital into growing our longer life assets. During the eleven year period ended December 31, 2014, we have realized a 94% drilling success rate on 976 gross wells drilled. Comparing 2014 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 348% and estimated proved reserves by 377%. At December 31, 2014, 86% of our estimated proved reserves and 62% of our 2014 production were derived from our longer life assets.

We are focused on growing our reserves and production through a balanced drilling budget with an increased emphasis on growing our oil and natural gas liquids production.  In May 2010, we entered into the Woodford joint development agreement ("JDA"), which provided us with $85 million in cash during 2010 and 2011, along with a drilling carry that we have utilized since May 2010 to enhance economic returns by reducing our share of capital expenditures primarily in the Woodford Shale. Under the terms of the JDA, as amended, we will pay 25% of the cost to drill and complete wells and receive a 50% ownership interest. The drilling carry is subject to extensions in one year intervals and as of December 31, 2014, approximately $25.8 million remained available.
During 2013, we closed the Gulf of Mexico Acquisition (discussed below) which significantly enhanced our oil production. Utilizing the free cash flow provided by these acquired assets, we launched expanded drilling programs during 2014 in East Texas and the liquids rich portion of the Woodford Shale. The success of these two drilling programs, combined with a significant discovery at our Thunder Bayou prospect in the Gulf Coast Basin, were key components enabling us to achieve record annual production and record year end reserves during 2014.
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

The Gulf of Mexico Acquisition added 30.5 Bcfe of estimated proved reserves as of December 31, 2013 and increased our net acreage position in the Gulf Coast Basin by 23%. The acquired assets contributed 8.4 Bcfe and 4.5 Bcfe of total production, including 459,000 barrels and 235,000 barrels of oil, during 2014 and 2013, respectively. See "Note 2 - Acquisition" in Item 8. Financial Statements and Supplementary Data for additional details related to this transaction.
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

The purchase price was comprised of $10 million in cash and $14 million in funding for future drilling, completion and lease acquisition costs. If the $14 million in drilling, completion and lease acquisition costs is not fully funded by December 31, 2015, any remaining balance becomes payable at the election of our joint venture partner. At December 31, 2014, $7 million of cash purchase price and $10.7 million of drilling carry remained outstanding. The $7 million of cash purchase price was paid in January 2015.

Business Strategy
Maintain Our Financial Flexibility. In response to the impact that the decline in commodity prices has had on our cash flow, our 2015 capital expenditures will be significantly reduced as compared to 2014. Our 2015 capital expenditures, which include capitalized interest and overhead but exclude acquisitions, are expected to range between $60 million and $70 million and are expected to be funded through cash flow from operations and cash on hand. To the extent our capital expenditures during 2015 exceed our cash flow from operations and cash on hand, we plan to utilize available borrowings under our bank credit facility. Because we operate approximately 88% of our total estimated proved reserves and manage the drilling and completion activities on an additional 6% of such reserves, we expect to be able to control the timing of a substantial portion of our capital investments. We also plan to maintain our commodity hedging program and, as in during prior years, we may continue to opportunistically dispose of certain assets to provide additional liquidity. During December 2012, we sold our non-operated Arkansas assets for $8.5 million. During January 2013, we sold 50% of our saltwater disposal systems and related surface assets in the Woodford for net proceeds of approximately $10 million. During December 2013, we sold our non-operated Wyoming assets for $1.0 million. In September 2014, we sold our Eagle Ford assets for net proceeds of approximately $9.8 million.
Pursue Balanced Growth and Portfolio Mix. We plan to pursue a risk-balanced approach to the growth and stability of our reserves, production, cash flows and earnings. Our goal is to strike a balance between lower risk development activities and higher risk and higher impact exploration activities. While our reduced 2015 capital expenditure budget, combined with lower commodity prices, is expected to impact our near-term growth outlook, we plan to allocate our capital investments in a manner that continues to geographically and operationally diversify our asset base. Through our portfolio diversification efforts, at December 31, 2014, approximately 86% of our estimated proved reserves were located in longer life and lower risk basins in

Oklahoma and Texas and 14% were located in the shorter life, but higher flow rate reservoirs in the Gulf Coast Basin. In terms of production diversification, during 2014, 62% of our production was derived from longer life basins. Our 2014 production was comprised of 72% natural gas, 11% oil and 17% natural gas liquids.
Target Underexploited Properties with Substantial Opportunity for Upside. We plan to maintain a rigorous prospect selection process that enables us to leverage our operating and technical experience in our core operating areas. In evaluating these prospects, we seek properties that provide sufficient acreage for future exploration and development, as well as properties that may benefit from the latest exploration, drilling, completion and operating techniques to more economically find, produce and develop oil and gas reserves.
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
2014 Financial and Operational Summary
During 2014, we invested $197.6 million in exploratory, development and acquisition activities. We drilled 29 gross exploratory wells and 29 gross development wells realizing an overall success rate of 91%. These activities were financed through our cash flow from operations, an increase to our working capital deficit and asset sales. During 2014, our production increased 14% to 43.3Bcfe as a result of a full year of production from the wells acquired in the Gulf of Mexico Acquisition as well as the success of our Oklahoma and East Texas drilling programs. Our estimated proved reserves at December 31, 2014 increased 34% from 2013 as discussed in greater detail below.
Oil and Gas Reserves
Our estimated proved reserves at December 31, 2014 increased 34% from 2013 totaling 2.4 MMBbls of oil, 73.5 Bcfe of natural gas liquids (Ngls) and 309 Bcf of natural gas, with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on average prices during 2014 (“PV-10”) of $601 million. The increase in our estimated proved reserves during 2014 was primarily the result of the success of our Oklahoma and East Texas drilling programs as well as our Thunder Bayou discovery. At December 31, 2014, our standardized measure of discounted cash flows, which includes the estimated impact of future income taxes, totaled $549 million. See the reconciliation of PV-10 to the standardized measure of discounted cash flows below. Our PV-10 and standardized measure of discounted cash flows utilized prices (adjusted for field differentials) for the years ended December 31, 2014 and 2013 as follows:

	12/31/2014	12/31/2013
Oil per Bbl	$96.45	$106.19
Natural gas per Mcf	$3.80	$3.11
Ngl per Mcfe	$4.11	$5.10
    Ryder Scott Company, L.P., a nationally recognized independent petroleum engineering firm, prepared the estimates of our proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31, 2014. Our internal reservoir engineering staff is managed by an individual with 33 years of industry experience as a reservoir and production engineer, including twelve years as a reservoir engineering manager with PetroQuest. This individual is responsible for overseeing the estimates prepared by Ryder Scott.

Our internal controls that are used in our reserve estimation process are designed to provide reasonable assurance that our reserve estimates are computed and reported in accordance with SEC rules and regulations and GAAP. These internal controls are regularly tested in connection with our annual assessment of internal controls over financial reporting and include:
•Utilizing documented process workflows;
•Employing qualified professional engineering, geological, land, financial and marketing personnel; and
•Providing continuing education and training for all personnel involved in our reserve estimation process.
Each quarter, our Reservoir Engineering Manager presents the status of the changes to our reserve estimates to our executive team, including our Chief Executive Officer.  These reserve estimates are then presented to our Board of Directors in connection with quarterly meetings.  In addition, our reserve booking policies and procedures are reviewed annually by one of the members of our Board of Directors, acting on behalf of our Audit Committee.
In addition, with respect to proved undeveloped reserves (“PUD reserves”), we maintain a five year development plan that is updated and approved annually by our PUD Review Committee (as described below) with input from our executive team and asset managers and reviewed quarterly by our executive team and asset managers. Our development plan includes only PUDs that we are reasonably certain will be drilled within five years of booking based upon qualitative and quantitative factors including estimated risk-based returns, current pricing forecasts, recent drilling results, availability of services, equipment and personnel, seasonal weather patterns and changes in drilling and completion techniques and technology. Our PUD reserves are based upon our substantial basin-specific technical and operating experience relative to the location of the reserves. Over the last ten years, we have realized a 94% drilling success rate on 943 gross wells drilled in the areas where our PUD reserves are booked. Furthermore, because all of our longer life, onshore PUD reserves (92% of total PUD reserve volumes at December 31, 2014) are direct offsetting locations to producing wells, we have comprehensive data available, which enables us to forecast economic results, including drilling and operating costs, with reasonable certainty.
During 2014, we enhanced our reserve booking policies and procedures by establishing a committee that annually reviews our PUD reserves. Our PUD Review Committee (the “Committee”) is comprised of our Chief Operating Officer, Executive Vice President of Operations, Chief Financial Officer and Reservoir Engineering Manager and meets annually in connection with each year-end reserve report. The Committee is responsible for reviewing all PUD locations, not only in terms of technical and financial merits as reviewed by our independent petroleum engineering firm, but also to apply a more robust evaluation of the timing and reasonable certainty of the development plan in light of all known circumstances including our budget, the outlook for commodity prices and the location of ongoing drilling programs. The Committee’s evaluation of reasonable certainty of the development plan includes a thorough assessment of near term drilling plans to develop PUDs, a review of deviations to previously adopted development plans and a review of historical PUD conversion rates.
The following table sets forth certain information about our estimated proved reserves as of December 31, 2014:

	Oil (MBbls)	NGL (Mmcfe)	Natural Gas (Mmcf)	Total Mmcfe*
Proved Developed	2,089	42,584	182,567	237,688
Proved Undeveloped	348	30,914	126,458	159,460
Total Proved	2,437	73,498	309,025	397,148

*	Oil conversion to Mcfe at one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.
As of December 31, 2014, our PUD reserves totaled 159.5 Bcfe, a 70% increase from our PUD reserves at December 31, 2013. This increase was primarily due to extensions and discoveries as a result of our successful drilling programs in Oklahoma and East Texas, as well as our Thunder Bayou discovery. During 2014, we spent $0.3 million converting 129 MMcfe of PUD reserves at December 31, 2013 to proved developed reserves at December 31, 2014. In addition, at December 31, 2014, we had four wells in progress that are estimated to develop 15.7 Bcfe of PUD reserves in early 2015. The following table presents an analysis of the change in our PUD reserves from December 31, 2013 to December 31, 2014:

MMcfe
PUD Reserve balance at December 31, 2013 (1)	93,571
PUD reserves converted to proved developed	(129)
PUD reserves added from revisions or extensions and discoveries	68,716
PUD reserves removed for 5 year rule	—
PUD reserves sold	(2,698)
PUD Reserve balance at December 31, 2014	159,460

(1) As of December 31, 2014, we determined that certain previously disclosed estimates of PUD reserves as of December 31, 2013 should have been reduced by 5,088 MMcfe. Accordingly, PUD reserves as of December 31, 2013 have been adjusted to reflect these revised estimates.
Approximately 65% and 27% of our PUD reserves at December 31, 2014 were associated with the future development of our Oklahoma and East Texas properties, respectively. We expect all of our PUD reserves at December 31, 2014 to be developed over the next five years including 23.7 Bcfe, or 15% of our total PUD reserves, to be developed in 2015. While we expect all of our PUD reserves to be developed over the next five years, our PUD reserve inventory does not encompass all drilling activities over the next five years. For example, during 2014 we spent $24.5 million converting 25.2 Bcfe of reserves that were direct offset locations to 2014 exploration wells. These reserves were classified as probable reserves at December 31, 2013 and proved developed producing at December 31, 2014 and therefore are not included in the above table. We expect to continue to allocate capital to projects that do not have proved reserves ascribed to them as of December 31, 2014. At December 31, 2014, we had no PUD reserves that had been booked for longer than five years. Estimated future costs related to the development of PUD reserves are expected to total $18.6 million in 2015, $68.5 million in 2016, $85.3 million in 2017, $12.7 million in 2018 and $0.7 million thereafter.

The estimated cash flows from our proved reserves at December 31, 2014 were as follows:

	Proved Developed (M$)	Proved Undeveloped (M$)	Total Proved (M$)
Estimated pre-tax future net cash flows (1)	$742,653	$351,277	$1,093,930
Discounted pre-tax future net cash flows (PV-10) (1)	$460,081	$140,630	$600,711
Total standardized measure of discounted future net cash flows			$548,562

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

The following table reconciles undiscounted and discounted future net cash flows to standardized measure of discounted cash flows as of December 31, 2014:

Total Proved (M$)
Estimated pre-tax future net cash flows	$1,093,930
10% annual discount	(493,219)
Discounted pre-tax future net cash flows	600,711
Future income taxes discounted at 10%	(52,149)
Standardized Measure of discounted future net cash flows	$548,562
We have not filed any reports with other federal agencies that contain an estimate of total proved net oil and gas reserves.

Core Areas
The following table sets forth estimated proved reserves and annual production from each of our core areas (in Bcfe) for the years ended December 31, 2014 and 2013.

	2014		2013
	Reserves	Production	Reserves (3)	Production
Oklahoma Woodford	252.4	16.9	191.8	17.0
East Texas	89.4	9.7	45.3	6.0
Gulf Coast Basin (1)	55.1	16.3	57.2	14.3
Other (2)	0.2	0.4	2.4	0.8
	397.1	43.3	296.7	38.1

(1) On July 3, 2013, we closed the Gulf of Mexico Acquisition which contributed 8.4 Bcfe and 4.5 Bcfe of production in 2014 and 2013, respectively.

(2) In September 2014, we completed the sale of our Eagle Ford assets which had estimated proved reserves of 2 Bcfe at December 31, 2013.

(3) As of December 31, 2014, we determined that certain previously disclosed estimates of PUD reserves as of December 31, 2013 should have been reduced by 5.1 Bcfe. Accordingly, PUD reserves as of December 31, 2013 have been adjusted to reflect these revised estimates.

Oklahoma - Woodford
During 2014, we continued our evaluation of the Woodford Shale as we drilled and participated in 40 gross wells, achieving a 98% success rate. In total, we invested $67.4 million during 2014 acquiring prospective acreage and drilling and completing wells. In addition, during 2014 we utilized $25.8 million of total drilling carry under the amended JDA and plan to continue utilizing the drilling carry during 2015. Average daily production from our Oklahoma properties during 2014 totaled 46 MMcfe per day, a 1% decrease from 2013 average daily production. We added approximately 72 Bcfe of estimated proved reserves from our drilling program during the year. We also experienced positive revisions to our proved reserves as a result of higher average prices, which along with our drilling success resulted in a 32% increase in our estimated proved reserves. We have allocated approximately 25% of our 2015 capital budget to operations in the Woodford Shale as we expect to participate in the drilling of approximately 60 gross wells targeting our liquids rich gas and East Hoss dry gas acreage.

East Texas
During 2014, we invested $38.9 million in our East Texas properties where we drilled six gross wells, achieving a 100% success rate. Net production from our East Texas assets averaged 26.5 MMcfe per day during 2014, a 63% increase from 2013 average daily production and our estimated proved reserves increased 97% from 2013, primarily as a result of successful drilling in our Carthage field. We have allocated approximately 35% of our 2015 capital budget to drilling three gross wells as well as various re-completion and plugging and abandonment operations at our Carthage field.
Gulf Coast Basin
During 2014, we drilled four gross wells in the Gulf Coast Basin, achieving a 50% success rate. In total, we invested $73.7 million in this area including $24 million related to our Fleetwood joint venture (as described above) and $17.8 million for the Thunder Bayou discovery expected to commence production in the second quarter of 2015. Production from this area increased 14% from 2013 totaling 44.6 MMcfe per day in 2014 due to a full year of production from the wells acquired in the Gulf of Mexico Acquisition. Our estimated proved reserves in this area decreased 4% from 2013 primarily as a result of the 16.3 Bcfe of current year production, mostly offset by added proved reserves from our Thunder Bayou discovery. We have allocated approximately 40% of our 2015 capital budget to various drilling, re-completion and plugging and abandonment projects in the Gulf Coast Basin, including completion and facilities costs related to our Thunder Bayou discovery.

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
In view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we are unable to predict future oil and natural gas prices and demand or the overall effect such prices and demand will have on the Company. During 2014, one customer accounted for 30%, one accounted for 24% and one accounted for 14% of our oil and natural gas revenue. During 2013, one customer accounted for 35% and two accounted for 14% each of our oil and natural gas revenue. During 2012, one customer accounted for 30%, one accounted for 17% and one accounted for 12% of our oil and natural gas revenue. These percentages do not consider the effects of commodity hedges. We do not believe that the loss of any of our oil or natural gas purchasers would have a material adverse effect on our operations due to the availability of other purchasers.

Production, Pricing and Production Cost Data
The following table sets forth our production, pricing and production cost data during the periods indicated. Three of our core areas, Gulf Coast Basin, East Texas and Oklahoma, which includes primarily Woodford Shale reserves, represented approximately 15% or more of our total estimated proved reserves.

	Year Ended December 31,
	2014	2013	2012
Production:
Oil (Bbls):
Gulf Coast Basin	687,855	512,041	346,513
East Texas	62,013	82,500	87,368
Oklahoma - Woodford	423	971	171
Other	52,218	85,468	86,538
Total Oil (Bbls)	802,509	680,980	520,590
Gas (Mcf):
Gulf Coast Basin	10,825,424	9,876,771	5,691,109
East Texas	6,636,174	4,123,416	4,360,290
Oklahoma - Woodford	13,468,244	15,055,601	15,349,219
Other	97,829	170,055	2,065,610
Total Gas (Mcf)	31,027,671	29,225,843	27,466,228
NGL (Mcfe):
Gulf Coast Basin	1,325,288	1,312,995	885,881
East Texas	2,672,885	1,333,725	1,479,441
Oklahoma - Woodford	3,398,750	1,971,376	947,935
Other	85,387	136,127	53,517
Total NGL (Mcfe)	7,482,310	4,754,223	3,366,774
Total Production (Mcfe):
Gulf Coast Basin	16,277,842	14,262,012	8,656,068
East Texas	9,681,137	5,952,141	6,363,939
Oklahoma - Woodford	16,869,532	17,032,803	16,298,180
Other	496,524	818,990	2,638,355
Total Production (Mcfe)	43,325,035	38,065,946	33,956,542
Average sales prices (1):
Oil (per Bbl):
Gulf Coast Basin	$96.71	$105.74	$108.75
East Texas	92.21	98.61	104.42
Oklahoma - Woodford	97.04	90.52	92.53
Other	95.74	97.59	95.75
Total Oil (per Bbl)	96.30	103.83	105.85
Gas (per Mcf)
Gulf Coast Basin	4.38	3.70	2.92
East Texas	4.08	3.73	2.82
Oklahoma - Woodford	3.27	2.25	1.51
Other	4.04	3.54	2.20
Total Gas (per Mcf)	3.83	2.95	2.06
NGL (per Mcfe)
Gulf Coast Basin	6.00	7.12	8.45
East Texas	4.17	4.70	5.72
Oklahoma - Woodford	3.63	4.31	4.49
Other	5.55	5.21	6.30
Total NGL (per Mcfe)	4.27	5.22	6.10
Total Per Mcfe:
Gulf Coast Basin	7.49	7.02	7.14
East Texas	4.54	5.00	4.69
Oklahoma - Woodford	3.34	2.49	1.69
Other	11.82	11.79	4.99
Total Per Mcfe	5.26	4.78	3.90

	Year Ended December 31,
	2014	2013	2012
Average Production Cost per Mcfe (2):
Gulf Coast Basin	$1.59	$1.60	$1.78
East Texas	1.21	1.47	1.56
Oklahoma - Woodford	0.52	0.47	0.49
Other	4.56	5.03	2.12
Total Average Production Cost per Mcfe	1.12	1.15	1.15

(1)	Does not include the effect of hedges.

(2)	Production costs do not include production taxes.

Oil and Gas Producing Wells

The following table details the productive wells in which we owned an interest as of December 31, 2014:

	Gross	Net
Productive Wells:
Oil:
Gulf Coast Basin	20	10.79
East Texas	3	2.53
Oklahoma - Woodford	1	0.03
Other	14	4.15
	38	17.50
Gas:
Gulf Coast Basin	23	11.71
East Texas	103	67.94
Oklahoma - Woodford	605	171.54
Other	1	0.45
	732	251.64
Total	770	269.14

Of the 770 gross productive wells at December 31, 2014, two had dual completions.

Oil and Gas Drilling Activity
The following table sets forth the wells drilled and completed by us during the periods indicated. All wells were drilled in the continental United States.

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Exploration:
Productive:
Gulf Coast Basin	2	1.19	1	0.94	2	0.74
East Texas	4	3.10	1	0.99	6	3.25
Oklahoma - Woodford	15	6.58	22	5.66	30	7.15
Other	4	0.56	7	2.11	46	4.73
	25	11.43	31	9.70	84	15.87
Non-productive:
Gulf Coast Basin	2	1.12	3	0.62	—	—
East Texas	—	—	—	—	—	—
Oklahoma - Woodford	—	—	—	—	1	0.34
Other	2	2	2	0.62	1	0.50
	4	3.12	5	1.24	2	0.84
Total	29	14.55	36	10.94	86	16.71
Development:
Productive:
Gulf Coast Basin	—	—	1	0.24	—	—
East Texas	2	1.55	—	—	—	—
Oklahoma - Woodford	24	5.86	3	1.36	15	4.78
Other	2	0.19	—	—	6	0.10
	28	7.60	4	1.60	21	4.88
Non-productive:
Gulf Coast Basin	—	—	—	—	—	—
East Texas	—	—	—	—	—	—
Oklahoma - Woodford	1	0.50	—	—	—	—
Other	—	—	—	—	—	—
	1	0.50	—	—	—	—
Total	29	8.10	4	1.60	21	4.88
At December 31, 2014, we had 17 gross (7.13 net) wells in progress.
Leasehold Acreage
The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2014:

	Leasehold Acreage
	Developed		Undeveloped
	Gross	Net	Gross	Net
Kansas	—	—	2,563	1,282
Louisiana	3,126	929	40,019	18,236
Mississippi	721	721	—	—
Oklahoma	94,954	35,778	56,492	26,649
Texas	44,425	23,781	8,764	4,276
Federal Waters	50,657	31,471	7,124	7,124
Total	193,883	92,680	114,962	57,567

Leases covering 20% of our net undeveloped acreage are scheduled to expire in 2015, 30% in 2016, 7% in 2017 and 43% thereafter. At December 31, 2014, we do not have any PUD reserves attributed to acreage that has an expiration date preceding the scheduled date for initial development. Of the acreage subject to leases scheduled to expire during 2015, 73% relates to undeveloped acreage in the Mississippian Lime trend where we are currently evaluating future plans.
Title to Properties
Title to properties is subject to contractual arrangements customary in the oil and gas industry, liens for taxes not yet due and, in some instances, other encumbrances. We believe that such burdens do not materially detract from the value of properties or from the respective interests therein or materially interfere with their use in the operation of the business.
As is customary in the industry, other than a preliminary review of local records, little investigation of record title is made at the time of acquisitions of undeveloped properties. Investigations, which generally include a title opinion of outside counsel, are made prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties. Our properties are typically subject, in one degree or another, to one or more of the following:

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

Natural gas continues to supply a significant portion of North America's energy needs and we believe the importance of natural gas in meeting this energy need will continue. The impact of the sudden drop in crude oil prices has not yet had a significant impact on gas prices, but a continued drop in crude oil prices could eventually impact gas markets. At this time, we are not in a position to predict the scope of any loss of market due to lower crude oil prices.
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
Sales and Transportation of Crude Oil. The spot markets for oil, gas and NGLs are subject to volatility and supply and demand factors fluctuations. Our sales of crude oil, condensate and natural gas liquids are not currently regulated, and are subject to applicable contract provisions made at market prices and typically under short term agreements with third parties. Additionally, we may periodically enter into financial hedging arrangements or fixed-price contracts associated with a portion of our oil, gas or natural gas liquids production. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to the FERC's jurisdiction under the Interstate Commerce Act. In other instances, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes.
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
To cover the various obligations of lessees on the Outer Continental Shelf (the “OCS”), the BOEM and the BSEE generally require that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be satisfied. While we have been exempt from such supplemental bonding requirements in the past, beginning in 2014 we were required to post supplemental bonding or alternate form of collateral for certain of our offshore properties. We have been able to satisfy the collateral requirements using a combination of our existing cash on hand and the issuance of supplemental bonds. The cost of compliance with these supplemental bonding requirements has not been material. Under some circumstances, the BOEM may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations. As a result of certain bankruptcies of Gulf of Mexico operations, BSEE and BOEM are currently reassessing decommissioning liability and supplemental bonding requirements for all operations on the GOM OCS with respect to decommissioning wells and platforms in the Gulf of Mexico and are updating all decommissioning costs in the Gulf of Mexico. The Department of the Interior through the BOEM and BSEE have made enforcement of decommissioning liabilities one of its top priorities. Recent DOI guidance has indicated that well abandonment and decommissioning requirements are not necessarily tied to lease termination. Based on the ongoing review of such decommissioning and abandonment costs, the Company’s potential liability for such costs has become more expensive and as a result supplemental bonding costs may continue to increase.
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
Our activities with respect to exploration and production of oil and natural gas, including the drilling of wells and the operation and construction of pipelines and other facilities for extracting, transporting or storing natural gas and other petroleum products, are subject to stringent environmental regulation by state and federal authorities, including the United States Environmental Protection Agency (the “USEPA”). Such regulation can increase the cost of planning, designing, installing and operating such facilities. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities are inherent in oil and gas production operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover it is possible that other developments, such as spills or other unanticipated releases, stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, would result in substantial costs and liabilities to us.
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
Endangered Species Act. Federal and state legislation including, in particular, the federal Endangered Species Act of 1973 (“ESA”), impose requirements to protect imperiled species from extinction by conserving and protecting threatened and endangered species and the habitat upon which they depend. With specified exceptions, the ESA prohibits the “taking,” including killing, harassing or harming, of any listed threatened or endangered species, as well as any degradation or destruction of its habitat. In addition, the ESA mandates that federal agencies carry out programs for conservation of listed species. Many state laws similarly protect threatened and endangered species and their habitat. We operate in areas in which listed species may be present. For example, the American Burying Beetle, listed in 1989 as endangered, is present in regions overlying the Woodford Shale in Oklahoma. As a result, we may be required to adopt protective measures, obtain incidental take permits, and otherwise adjust our drilling plans to comply with ESA requirements.
Oil Pollution Act. The Oil Pollution Act of 1990 (the “OPA”) and regulations thereunder impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulations. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.
The OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities of all removal costs plus $33.65 million, and lesser limits for some vessels depending upon their size. The Coast Guard has proposed to increase the onshore liability limit to $404.6 million based on an inflation adjustment. The regulations promulgated under OPA impose proof of financial responsibility requirements that can be satisfied through insurance, guarantee, indemnity, surety bond, letter of credit, qualification as a self-insurer, or a combination thereof. The amount of financial responsibility required depends upon a variety of factors including the type of facility or vessel, its size, storage capacity, oil throughput, proximity to sensitive areas, type of oil handled, history of discharges and other factors. We carry insurance coverage to meet these obligations, which we believe is customary for comparable companies in our industry. A failure to comply with OPA's requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions.
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
Discharges. The Clean Water Act (“CWA”) regulates the discharge of pollutants to waters of the United States, including wetlands, and requires a permit for the discharge of pollutants, including petroleum, to such waters. The CWA also requires a permit for the discharge of dredged or fill material into wetlands. A revised definition of “Waters of the United States” has been proposed and, if adopted, would likely expand requirements for CWA permitting. Certain facilities that store or otherwise handle oil are required to prepare and implement Spill Prevention, Control and Countermeasure Plans and Facility Response Plans relating to the possible discharge of oil to surface waters. We are required to prepare and comply with such plans and to obtain and comply with discharge permits. We believe we are in substantial compliance with these requirements and that any noncompliance would not have a material adverse effect on us. The CWA also prohibits spills of oil and hazardous substances to waters of the United States in excess of levels set by regulations and imposes liability in the event of a spill. State laws further provide civil and criminal penalties and liabilities for spills to both surface and groundwaters and require permits that set limits on discharges to such waters.
Hydraulic Fracturing. Our exploration and production activities may involve the use of hydraulic fracturing techniques to stimulate wells and maximize natural gas production. Citing concerns over the potential for hydraulic fracturing to impact drinking water, human health and the environment, and in response to a Congressional directive, the USEPA has commissioned a study to identify potential risks associated with hydraulic fracturing. The USEPA published a progress report on this study in December 2012, but has delayed release of its final draft report previously expected in 2014. Additionally, in May 2012 the BLM proposed to regulate the use of hydraulic fracturing on federal and tribal lands, but following extensive public comment on the proposal, issued a revised proposal in May 2013. The revised proposal, which also addresses disclosure of fluids used in the hydraulic fracturing process, integrity of well construction, and the management and disposal of wastewater that flows back from the drilling process, has also generated substantial public comment and no final rule has yet been promulgated. Some states now regulate utilization of hydraulic fracturing and others are in the process of developing, or are considering development of, such rules to address the potential for drinking water impacts, induced seismicity, and other concerns. In several localities and in New York, use of hydraulic fracturing has been banned. Depending on the results of the USEPA study and other developments related to the impact of hydraulic fracturing, our drilling activities could be subjected to new or enhanced federal, state and/or local requirements governing hydraulic fracturing.
Air Emissions. Our operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits may be resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could impose civil and criminal liability for non-compliance. An agency could require us to forego construction or operation of certain air emission sources. We believe that we are in substantial compliance with air pollution control requirements.
According to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases (“GHG”) may be contributing to global warming of the earth's atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives have been underway to limit GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act (“CAA”) definition of an “air pollutant”, and in response the USEPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA. The USEPA has also promulgated rules requiring large sources to report their GHG emissions. Sources subject to these reporting requirements include on- and offshore petroleum and natural gas production and onshore natural gas processing and distribution facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year in aggregate emissions from all site sources. We are not subject to GHG reporting requirements. In addition, the USEPA promulgated rules that significantly increase the GHG emission threshold that would identify major stationary sources of GHG subject to CAA permitting programs. As currently written and based on current Company operations, we are not subject to federal GHG permitting requirements. Regulation of GHG emissions is developing and highly controversial, and further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact the Company. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, the Company cannot predict the financial impact of related developments on the Company.
The USEPA has promulgated rules to limit air emissions from many hydraulically fractured natural gas wells. These regulations require use of equipment to capture gases that come from the well during the drilling process (so-called green completions). Other new requirements mandate tighter standards for emissions associated with gas production, storage and transport. While these new requirements are expected to increase the cost of natural gas production, we do not anticipate that we will be affected any differently than other producers of natural gas.
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
OSHA. We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the USEPA community right-to-know regulations under Title III of the federal Superfund Amendments and Reauthorization Act, and similar state statutes require us to organize and/or disclose information about hazardous materials used or produced in our operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens.
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
Employees
We had 141 full-time employees as of February 10, 2015. In addition to our full time employees, we utilize the services of independent contractors to perform certain functions. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement.
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
Risks Related to Our Business, Industry and Strategy
Oil and natural gas prices are volatile and oil prices have been significantly depressed since the end of 2014. An extended decline in the prices of oil and natural gas would likely have a material adverse effect on our financial condition, liquidity, ability to meet our financial obligations and results of operations.
Our future financial condition, revenues, results of operations, profitability and future growth, and the carrying value of our oil and natural gas properties depend primarily on the prices we receive for our oil and natural gas production. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and oil prices have been significantly depressed since the end of 2014. For example, for the five years ended December 31, 2014, the NYMEX-WTI oil price ranged from a high of $113.93 per Bbl to a low of $53.27 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $6.15 per MMBtu to a low of $1.91 per MMBtu. These markets will likely continue to be volatile in the future. The prices we will receive for our production, and the levels of our production, will depend on numerous factors beyond our control.
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
We cannot predict future oil and natural gas prices and such prices may decline. An extended decline in oil and natural gas prices may adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced and may further reduce the amount of oil and natural gas that we can produce economically and has required and may require us to record additional ceiling test write-downs and may cause our estimated proved reserves at December 31, 2015 to decline compared to our estimated proved reserves at December 31, 2014. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices. Our sales are not made pursuant to long-term fixed price contracts.
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
The aggregate principal amount of our outstanding indebtedness, net of cash on hand, as of December 31, 2014 was $407 million. We have $95 million of additional availability under our bank credit facility, subject, however, to limitations on incurrence of indebtedness under the indenture governing our 10% Senior Notes due 2017 (the "10% senior notes"). In addition, we may also incur additional indebtedness in the future. Specifically, our high level of debt could have important consequences for you, including the following:

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
A financial downturn or negative credit market conditions may have lasting effects on our liquidity, business and financial condition that we cannot predict.
Liquidity is essential to our business. Our liquidity could be substantially negatively affected by an inability to obtain capital in the long-term or short-term debt capital markets or equity capital markets or an inability to access bank financing. A prolonged credit crisis or turmoil in the domestic or global financial systems could materially affect our liquidity, business and financial condition. These conditions have adversely impacted financial markets previously and created substantial volatility and uncertainty, and could do so again, with the related negative impact on global economic activity and the financial markets. Negative credit market conditions could materially affect our liquidity and may inhibit our lenders from fully funding our bank credit facility or cause them to make the terms of our bank credit facility costlier and more restrictive. A weak economic environment could also adversely affect the collectability of our trade receivables or performance by our suppliers and cause our commodity derivative arrangements to be ineffective if our counterparties are unable to perform their obligations or seek bankruptcy protection. Additionally, negative economic conditions could lead to reduced demand for oil, natural gas and NGLs or lower prices for oil, natural gas and NGLs, which could have a negative impact on our revenues.
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
Our ability to execute our long-term operating strategy is highly dependent on having access to capital when the need arises. We historically have addressed our long-term liquidity needs through bank credit facilities, second lien term credit facilities, issuances of equity and debt securities, sales of assets, joint ventures and cash provided by operating activities. We will examine the following alternative sources of long-term capital as dictated by current economic conditions:

•	borrowings from banks or other lenders;

•	the sale of certain assets;

•	the issuance of debt securities;

•	the sale of common stock, preferred stock or other equity securities;

•	joint venture financing; and

•	production payments.
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
The borrowing base under our bank credit facility may be reduced below the amount of borrowings outstanding under such facility.
Under the terms of our bank credit facility, our borrowing base is subject to redeterminations at least semi-annually based in part on prevailing oil and gas prices. A negative adjustment could occur if the estimates of future prices used by the banks in calculating the borrowing base are significantly lower than those used in the last redetermination. The next redetermination of our borrowing base is scheduled to occur by March 31, 2015. In addition, the portion of our borrowing base made available to us is subject to the terms and covenants of the bank credit facility including, without limitation, compliance with the ratios and other financial covenants of such facility. In the event the amount outstanding under our bank credit facility exceeds the redetermined borrowing base, we could be forced to repay a portion of our borrowings. We may not have sufficient funds to make any required repayment. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell a portion of our assets.
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
As is generally the case in the Gulf Coast Basin where approximately 38% of our current production is located, many of our producing properties are characterized by a high initial production rate, followed by a steep decline in production. In order to maintain or increase our reserves, we must constantly locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. We must do this even during periods of low oil and natural gas prices when it is difficult to raise the capital necessary to finance our exploration, development and acquisition activities. Without successful exploration, development or acquisition activities, our reserves and revenues will decline rapidly. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have access to necessary financing for these activities, either of which would have a material adverse effect on our financial condition.
Approximately 38% of our production is exposed to the additional risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise.
At December 31, 2014, approximately 38% of our production and approximately 14% of our estimated proved reserves are located in the Gulf of Mexico and along the Gulf Coast Basin. Operations in this area are subject to severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise. Some of these adverse conditions can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, certain of our Gulf Coast Basin properties have experienced damages and production downtime as a result of storms including Hurricanes Katrina and Rita, and more recently Hurricanes Gustav and Ike. In addition, according to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases may be contributing to global warming of the earth's atmosphere and to global climate change, which may exacerbate the severity of these adverse conditions. As a result, such conditions may pose increased climate-related risks to our assets and operations.
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
SEC rules could limit our ability to book additional proved undeveloped reserves or require us to write down our proved undeveloped reserves.
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
Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Historically, the difference between our actual production and the production estimated in a prior year's reserve report has not been material. Our 2014 production, excluding the impact from successful exploration wells which are not included in the prior year reserve report, was approximately 14% lower than amounts projected in our 2013 reserve report. We cannot assure you that these differences will not be material in the future.
Approximately 40% of our estimated proved reserves at December 31, 2014 are undeveloped and 6% were developed, non-producing. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop and produce our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated. In addition, the recovery of certain developed non-producing reserves (primarily in the Gulf of Mexico) is generally subject to the approval of development plans and related activities by applicable state and/or federal agencies. Statutes and regulations may affect both the timing and quantity of recovery of estimated reserves. Such statutes and regulations, and their enforcement, have changed in the past and may change in the future, and may result in upward or downward revisions to current estimated proved reserves.
You should not assume that the standardized measure of discounted cash flows is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the standardized measure of discounted cash flows from proved reserves at December 31, 2014 are based on twelve-month average prices and costs as of the date of the estimate. These prices and costs will change and may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by oil and natural gas purchasers or in governmental regulations or taxation may also affect actual future net cash flows. The actual timing of development activities, including related production and expenses, will affect the timing of future net cash flows and any differences between estimated development timing and actual could have a material effect on standardized measure. In addition, the 10% discount factor we use when calculating standardized measure of discounted cash flows for reporting requirements in compliance with accounting requirements is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with our operations or the oil and natural gas industry in general will affect the accuracy of the 10% discount factor.
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
We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. Our hedges at December 31, 2014 are in the form of swaps placed with the commodity trading branches of JPMorgan Chase Bank, Wells Fargo Bank, Bank of America, The Bank of Nova Scotia and Capital One, N.A., all of which participate in our bank credit facility. We cannot assure you that these or future counterparties will not become credit risks in the future. Hedging arrangements expose us to risks in some circumstances, including situations when the counterparty to the hedging contract defaults on the contractual obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements may limit the benefit we could receive from increases in the market or spot prices for oil and natural gas. Oil and natural gas hedges increased (decreased) our total oil and gas sales by approximately ($3.0) million, $0.9 million and $9.1 million during 2014, 2013 and 2012, respectively. We cannot assure you that the hedging transactions we have entered into, or will enter into, will adequately protect us from fluctuations in oil and natural gas prices.
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
We review the net capitalized costs of our properties quarterly, using a single price based on the beginning of the month average of oil and natural gas prices for the prior 12 months. We also assess investments in unproved properties periodically to determine whether impairment has occurred. The risk that we will be required to further write down the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. As a result of the decline in commodity prices, we recognized a ceiling test write-down totaling $137.1 million during the year ended December 31, 2012. While no such write-downs occurred during 2014 or 2013, we may experience further ceiling test write-downs or other impairments in the future. In addition, any future ceiling test cushion would be subject to fluctuation as a result of acquisition or divestiture activity.
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
Our costs to maintain compliance with regulations applicable to our offshore operations may continue to increase.
Regulations with respect to offshore operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the OCS of the Gulf of Mexico and removal of facilities. Lessees subject to these regulations are generally required to have substantial net worth or post bonds or other acceptable assurances so that the various obligations of lessees on the Gulf of Mexico shelf will be met. While we have been exempt from such supplemental bonding requirements in the past, beginning in 2014 we were required to post supplemental bonding or alternate form of collateral for certain of our offshore properties. We have been able to satisfy the collateral requirements using a combination of our existing cash on hand and the issuance of supplemental bonds. However, BSEE and BOEM are currently reassessing decommissioning liability and supplemental bonding requirements for all operations on the GOM OCS with respect to decommissioning wells and platforms in the Gulf of Mexico and are updating all decommissioning costs in the Gulf of Mexico. While our cost of compliance with supplemental bonding requirements has not been material to date, based on the ongoing review of such decommissioning and abandonment costs, our potential liability for such costs has become more expensive and as a result supplemental bonding costs may continue to increase.
Federal and state legislation and regulatory initiatives relating to oil and natural gas development and hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to enhance oil and natural gas production. Hydraulic fracturing using fluids other than diesel is currently exempt from regulation under the federal Safe Drinking Water Act, but opponents of hydraulic fracturing have called for further study of the technique's environmental effects and, in some cases, a moratorium on the use of the technique. Several proposals have been submitted to Congress that, if implemented, would subject all hydraulic fracturing to regulation under the Safe Drinking Water Act. Further, the USEPA is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The USEPA published a progress report on this study in December 2012, but has delayed release of its final draft report previously expected in 2014. The USEPA has also promulgated rules to limit air emissions from many hydraulically fractured natural gas wells. The new regulations will require use of equipment to capture gases that come from the well during the drilling process (so-called green completions). Other new requirements mandate tighter standards for emissions associated with gas production, storage and transport. Additionally, in May 2012, the BLM proposed rules to regulate the use of hydraulic fracturing on federal and tribal lands, but following extensive public comment on the proposals, issued a revised proposal in May 2013. The revised proposal which also addresses disclosure of fluids used in the fracturing process, integrity of well construction, and the management and disposal of wastewater that flows back from the drilling process, has also generated substantial public comment and no final rule has yet been promulgated.
A number of states, including Louisiana, Oklahoma and Texas, have required operators or service companies to disclose chemical components in fluids used for hydraulic fracturing. Some states have also imposed, or are considering, more stringent regulation of oil and natural gas exploration and production activities involving hydraulic fracturing by, among other things, promulgating well completion requirements, imposing controls on storage, recycling and disposal of flowback fluids, and increasing reporting obligations. In addition, concerns related to the impacts from hydraulic fracturing have led several states and locations to ban new natural gas development or to impose moratoria on use of hydraulic fracturing in various sensitive areas including some areas overlying the Marcellus Shale. Similar action could be taken to preclude or limit natural gas development in other locations.
Recent seismic events have been observed in some areas (including Oklahoma, Ohio and Texas) where hydraulic fracturing has taken place. Some scientists believe the increased seismic activity may result from deep well fluid injection associated with use of hydraulic fracturing. Additional regulatory measures designed to minimize or avoid damage to geologic formations have been imposed in states, including Ohio and Texas, to address such concerns.
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
Although it is not possible at this time to predict the final outcome of the USEPA's study or the requirements of any additional federal, state or local legislation or regulation regarding hydraulic fracturing, management of drilling fluids, well integrity requirements or climate change, any new federal or state restrictions imposed on oil and gas exploration and production activities in areas in which we conduct business could significantly increase our operating, capital and compliance costs as well as delay our ability to develop oil and natural gas reserves. In addition to increased regulation of our business, we may also experience an increase in litigation seeking damages as a result of heightened public concerns related to air quality, water quality, and other environmental impacts.

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
The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy companies, has been and may continue to be highly volatile. During 2014, the sales price of our stock ranged from a low of $3.15 per share (on December 15, 2014) to a high of $7.82 per share (on June 30, 2014). Factors such as announcements concerning changes in prices of oil and natural gas, the success of our acquisition, exploration and development activities, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.
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
At December 31, 2014, we had reserved approximately 1.5 million shares of common stock for issuance under outstanding options and approximately 5.1 million shares issuable upon conversion of the Series B Preferred Stock. All of these shares of common stock are registered for sale or resale on currently effective registration statements. We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, the granting of restricted stock or the conversion of the Series B Preferred Stock, or the availability for sale, or sale, of a substantial number of the shares of our common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.
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
Not applicable.

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following graph illustrates the yearly percentage change in the cumulative stockholder return on our common stock, compared with the cumulative total return on the NYSE/AMEX Stock Market (U.S. Companies) Index, the NYSE Stocks—Crude Petroleum and Natural Gas Index and the Morningstar Oil and Gas E&P Index, for the five years ended December 31, 2014.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2014

	PetroQuest Energy, Inc.	NYSE/AMEX/NASDAQ Market (US Companies)	NYSE Stocks (SIC 1310-1319 US Companies) Crude Petroleum and Natural Gas	Morningstar Oil & Gas E&P Index
12/31/2009	$100.00	$100.00	$100.00	$100.00
12/31/2010	122.84	117.68	108.32	125.54
12/31/2011	107.67	118.91	97.92	114.79
12/31/2012	80.75	137.50	100.19	112.29
12/31/2013	70.47	180.77	100.26	134.57
12/31/2014	61.01	200.34	82.04	108.84

Market Price of and Dividends on Common Stock
Our common stock trades on the New York Stock Exchange under the symbol “PQ.” The following table lists high and low sales prices per share for the periods indicated:

2013	High	Low
1st Quarter	$5.39	$3.55
2nd Quarter	5.10	3.85
3rd Quarter	4.74	3.87
4th Quarter	4.93	3.63
2014
1st Quarter	$5.93	$3.66
2nd Quarter	7.82	5.17
3rd Quarter	7.76	5.13
4th Quarter	5.66	3.15
As of February 26, 2015, there were 272 common stockholders of record.
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
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
October 1—October 31, 2014	17,979	$4.53	—	—
November 1—November 30, 2014	155,730	$4.01	—	—
December 1—December 31, 2014	5,091	$3.82	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

Item 6.	Selected Financial Data
The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 2014 has been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.

	Year Ended December 31,
	2014	2013	2012 (1)	2011 (2)	2010
	(in thousands except per share and per Mcfe data)
Average sales price per Mcfe	$5.19	$4.80	$4.17	$5.32	$5.78
Revenues	225,021	182,804	141,433	160,486	179,038
Net income (loss) available to common stockholders	26,051	8,943	(137,218)	5,409	41,987
Net income (loss) available to common stockholders per share:
Basic	0.39	0.14	(2.20)	0.08	0.67
Diluted	0.39	0.14	(2.20)	0.08	0.66
Oil and gas properties, net	683,812	581,242	333,946	405,351	312,940
Total assets	790,895	667,190	433,403	516,166	439,517
Long-term debt	425,000	425,000	200,000	150,000	150,000
Stockholders’ equity	136,909	99,095	87,591	222,390	208,162

(1)	The year ended December 31, 2012 includes a pre-tax ceiling test write-down of $137.1 million.

(2)	The year ended December 31, 2011 includes a pre-tax ceiling test write-down of $18.9 million.

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
We have successfully diversified into onshore, longer life basins in Oklahoma and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in Texas through 2014, we have invested a majority of our capital into growing our longer life assets. During the eleven year period ended December 31, 2014, we have realized a 94% drilling success rate on 976 gross wells drilled. Comparing 2014 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 348% and estimated proved reserves by 377%. At December 31, 2014, 86% of our estimated proved reserves and 62% of our 2014 production were derived from our longer life assets.
We are focused on growing our reserves and production through a balanced drilling budget with an increased emphasis on growing our oil and natural gas liquids production.  In May 2010, we entered into the JDA, which provided us with $85 million in cash during 2010 and 2011, along with a drilling carry that we have utilized since May 2010 to enhance economic returns by reducing our share of capital expenditures primarily in the Woodford Shale.

During 2013, we closed the Gulf of Mexico Acquisition (discussed below) which significantly enhanced our production. Utilizing the free cash flow provided by these acquired assets, we launched expanded drilling programs during 2014 in East Texas and the liquids rich portion of the Woodford Shale. The success of these two drilling programs, combined with a significant discovery at our Thunder Bayou prospect in the Gulf Coast Basin, were key components enabling us to achieve record production and record annual year end reserves during 2014.
In response to the impact that the decline in commodity prices has had on our cash flow, our 2015 capital expenditures will be significantly reduced as compared to 2014. Our 2015 capital expenditures, which include capitalized interest and overhead but exclude acquisitions, are expected to range between $60 million and $70 million and are expected to be funded through cash flow from operations and cash on hand. To the extent our capital expenditures during 2015 exceed our cash flow from operations and cash on hand, we plan to utilize available borrowings under our bank credit facility. Because we operate approximately 88% of our total estimated proved reserves and manage the drilling and completion activities on an additional 6% of such reserves, we expect to be able to control the timing of a substantial portion of our capital investments. We also plan to maintain our commodity hedging program and, as in during prior years, we may continue to opportunistically dispose of certain assets to provide additional liquidity. During December 2012, we sold our non-operated Arkansas assets for $8.5 million. During January 2013, we sold 50% of our saltwater disposal systems and related surface assets in the Woodford for net proceeds of approximately $10 million. During December 2013, we sold our non-operated Wyoming assets for $1.0 million. In September 2014, we sold our Eagle Ford assets for net proceeds of approximately $9.8 million.
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

The Gulf of Mexico Acquisition added 30.5 Bcfe of estimated proved reserves as of December 31, 2013 and increased our net acreage position in the Gulf Coast Basin by 23%. The acquired assets contributed 8.4 Bcfe and 4.5 Bcfe of total production, including 459,000 barrels and 235,000 barrels of oil, during 2014 and 2013, respectively. See "Note 2 - Acquisition" in Item 8. Financial Statements and Supplementary Data for additional details related to this transaction.
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

The purchase price was comprised of $10 million in cash and $14 million in cash funding for future drilling, completion and lease acquisition costs. If the $14 million in drilling, completion and lease acquisition costs is not fully funded by December 31, 2015, any remaining balance becomes payable at the election of our joint venture partner. At December 31, 2014, $7 million of cash purchase price and $10.7 million of drilling carry remained outstanding. The $7 million of cash purchase price was paid in January 2015.
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
Given the volatility of oil and gas prices, it is probable that our estimate of discounted future net cash flows from estimated proved oil and gas reserves will change in the near term. If oil or gas prices remain at current levels or decline further, even for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that further write-downs of oil and gas properties could occur in the future.
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
Our hedges are specifically referenced to NYMEX prices for oil and natural gas and OPIS Mt. Bellevue pricing for natural gas liquids. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX and OPIS Mt. Bellevue prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX and OPIS Mt. Bellevue prices at which the hedges will be settled. At December 31, 2014, our derivative instruments were designated effective cash flow hedges.
Estimating the fair value of derivative instruments requires valuation calculations incorporating estimates of future NYMEX and OPIS Mt. Bellevue prices, discount rates and price movements. As a result, we calculate the fair value of our commodity derivatives using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. Our fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of our default risk for derivative liabilities.
Results of Operations
The following table sets forth certain information with respect to our oil and gas operations for the periods noted. These historical results are not necessarily indicative of results to be expected in future periods.

	Year Ended December 31,
	2014	2013	2012
Production:
Oil (Bbls)	802,509	680,980	520,590
Gas (Mcf)	31,027,671	29,225,843	27,466,228
Ngl (Mcfe)	7,482,310	4,754,223	3,366,774
Total Production (Mcfe)	43,325,035	38,065,946	33,956,542
Sales:
Total oil sales	$78,176,377	$70,476,065	$56,635,786
Total gas sales	114,613,267	87,449,370	63,535,262
Total ngl sales	32,231,090	24,878,243	21,262,236
Total oil and gas sales	$225,020,734	$182,803,678	$141,433,284
Average sales prices:
Oil (per Bbl)	$97.41	$103.49	$108.79
Gas (per Mcf)	3.69	2.99	2.31
Ngl (per Mcfe)	4.31	5.23	6.32
Per Mcfe	5.19	4.80	4.17
The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of ($4,237,000), $1,098,000 and $6,846,000, oil hedges of $897,000, ($232,000) and $1,529,000, and Ngl hedges of $296,000, $61,000 and $722,000 for the twelve months ended December 31, 2014, 2013 and 2012, respectively.
Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013
Net income available to common stockholders totaled $26,051,000 and $8,943,000 for the years ended December 31, 2014 and 2013, respectively. The primary fluctuations were as follows:
Production Total production increased 14% during the year ended December 31, 2014 as compared to the 2013 period. The increase in total production was due primarily to a full year of production from the wells acquired in the Gulf of Mexico Acquisition, which closed on July 3, 2013, as well as our successful drilling programs in our Carthage field and the liquids rich portion of our Oklahoma acreage position. Partially offsetting these increases were decreases in production due to normal production declines at our dry gas Oklahoma fields as well as certain of our legacy Gulf Coast fields. As a result of the current low commodity price environment and our intention to fund our 2015 drilling activities with cash flows from operations, our 2015 capital expenditures budget will be significantly lower as compared to 2014. Despite the substantial decrease in capital spending, we expect our total production in 2015 to increase as compared to 2014 as a result of our continued drilling programs in our Oklahoma and Carthage fields, as well as anticipated initial production from our Thunder Bayou discovery in 2015.
Gas production during the year ended December 31, 2014 increased 6% from the 2013 period. The increase in gas production was due primarily to our successful drilling program in our Carthage field as well as a full year of production from the wells acquired in the Gulf of Mexico Acquisition. Partially offsetting these increases were decreases in gas production due to normal production declines at our dry gas Oklahoma fields as well as certain of our legacy Gulf Coast fields. As a result of continued drilling efforts in our Oklahoma and Carthage fields, as well as anticipated production from the completion of our Thunder Bayou discovery, we expect our average daily gas production to increase during 2015 as compared to 2014.
Oil production during the year ended December 31, 2014 increased 18% as compared to the 2013 period due primarily to a full year of production from the wells acquired in the Gulf of Mexico Acquisition. Partially offsetting this increase were decreases as a result of continued normal production declines in certain of our legacy Gulf Coast fields. As a result of normal production declines at certain of our legacy Gulf Coast fields, we expect our average daily oil production to decrease during 2015 as compared to 2014.
Ngl production during the year ended December 31, 2014 increased 57% from the 2013 period due to the successful drilling programs in the liquids rich portion of our Oklahoma acreage position and in our Carthage field. Additionally, Ngl production increased as a result of added production from the wells acquired in the Gulf of Mexico Acquisition. Partially offsetting these increases were decreases as a result of normal production declines at our legacy Gulf Coast fields. As a result of the decrease in drilling activity planned for our liquids rich Oklahoma and Carthage acreage in 2015, as well as our expectation that we will not be recovering ethane volumes in Oklahoma due to the low ethane pricing environment, we expect our daily Ngl production for 2015 to decrease compared to that of 2014.
Prices Including the effects of our hedges, average gas prices per Mcf for the year ended December 31, 2014 were $3.69 as compared to $2.99 for the 2013 period. Average oil prices per Bbl for the year ended December 31, 2014 were $97.41 as compared to $103.49 for the 2013 period and average Ngl prices per Mcfe were $4.31 for the year ended December 31, 2014, as compared to $5.23 for the 2013 period. Stated on an Mcfe basis, unit prices received during the year ended December 31, 2014 were 8% higher than the prices received during the 2013 period. We expect 2015 average realized prices received to decrease as compared to 2014.
Revenue Including the effects of hedges, oil and gas sales during the twelve months ended December 31, 2014 increased 23% to $225,021,000, as compared to oil and gas sales of $182,804,000 during the 2013 period. The increased revenue during 2014 was primarily the result of increased production during 2014 as well as higher average realized prices for our gas production, which represents the majority of our total production.
Expenses Lease operating expenses for the year ended December 31, 2014 totaled $48,597,000, or $1.12 per Mcfe, as compared to $43,743,000, or $1.15 per Mcfe, during the 2013 period. The decrease in per unit lease operating expenses for the year ended December 31, 2014 is primarily due to increased production from our onshore properties which typically incur lower per unit lease operating expenses. We expect lease operating expenses during 2015 to approximate 2014 expenses, both on an absolute value and on a per unit basis.
Production taxes for the year ended December 31, 2014 totaled $5,927,000, or $0.14 per Mcfe, as compared to $3,950,000, or $0.10 per Mcfe, during the 2013 period. The increase in total production taxes was primarily due to increased production from onshore properties subject to severance taxes as well as an increase in Louisiana severance tax rates effective July 2014. The majority of our properties that are subject to severance taxes are assessed on the oil and gas sales value. As a result of the current commodity pricing environment, we expect a decrease in our total and per unit production taxes during 2015 as compared to 2014.
General and administrative expenses during the year ended December 31, 2014 totaled $22,870,000 as compared to $26,512,000 during the 2013 period. General and administrative expenses decreased 14% during the year ended December 31, 2014 primarily due to acquisition-related costs associated with the Gulf of Mexico Acquisition of  $4,018,000 incurred during the 2013 period. Included in general and administrative expenses for 2014 are share-based compensation costs, net of amounts capitalized, of $6,808,000, compared to $5,011,000 during the 2013 period. We capitalized $12,122,000 of general and administrative costs during the year ended December 31, 2014 as compared to $13,342,000 during the comparable 2013 period. We expect general and administrative expenses to decrease further in 2015.

Depreciation, depletion and amortization ("DD&A") expense on oil and gas properties for the year ended December 31, 2014 totaled $86,406,000, or $1.99 per Mcfe, as compared to $69,357,000, or $1.82 per Mcfe, during the comparable 2013 period. The increase in the per unit DD&A rate is primarily the result of the properties acquired in the Gulf of Mexico Acquisition, which had a higher cost per unit as compared to our overall amortization base. As a result of our significant increase in estimated proved reserves at December 31, 2014, we expect our DD&A rate for 2015 to be significantly lower than the rate during 2014.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $29,281,000 during the year ended December 31, 2014, as compared to $21,886,000 during 2013. During the year ended December 31, 2014, our capitalized interest totaled $9,999,000 as compared to $6,570,000 during the 2013 period. The increase in interest expense was a result of the issuance of an additional $200 million of 10% senior notes in 2013, which were used to finance the Gulf of Mexico Acquisition. We expect interest expense for 2015 to approximate interest expense in 2014.
Income tax expense (benefit) during the year ended December 31, 2014 totaled ($2,941,000), as compared to $320,000 during the 2013 period. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs recognized during 2012, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $33,295,000 as of December 31, 2014.
Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012
Net income (loss) available to common stockholders totaled $8,943,000 and ($137,218,000) for the years ended December 31, 2013 and 2012, respectively. The primary fluctuations were as follows:
Production Total production increased 12% during the year ended December 31, 2013 as compared to the 2012 period. Gas production during the year ended December 31, 2013 increased 6% from the 2012 period. The increase in gas production was primarily the result of added production from the Gulf of Mexico Acquisition, which closed on July 3, 2013. Additionally, gas production increased as a result of the successful drilling programs in our La Cantera field and our liquids rich Woodford acreage. Partially offsetting these increases were decreases in gas production due to normal production declines at our dry gas Oklahoma fields as well as certain of our legacy Gulf of Mexico fields in addition to the loss of production resulting from the sale of our Fayetteville assets in December 2012.
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
Expenses Lease operating expenses for the year ended December 31, 2013 totaled $43,743,000 as compared to $38,890,000 during the 2012 period. Per unit lease operating expenses totaled $1.15 per Mcfe during both of the years ended December 31, 2013 and 2012.
Production taxes for the year ended December 31, 2013 totaled $3,950,000, or $0.10 per Mcfe, as compared to $885,000, or $0.03 per Mcfe, during the 2012 period. The significant reduction during the 2012 period was the result of recording a receivable of

$2,717,000 during June 2012 for refunds relative to severance tax previously paid on our Oklahoma horizontal wells for which we are receiving payments incrementally through June 2015.
General and administrative expenses during the year ended December 31, 2013 totaled $26,512,000 as compared to $22,957,000 during the 2012 period. General and administrative expenses increased 15% during the year ended December 31, 2013 as compared to the 2012 period. Included in general and administrative expenses during the 2013 period is $4,018,000 of acquisition-related costs related to the Gulf of Mexico Acquisition. In addition, during 2013, we recognized approximately $895,000 in general and administrative expenses associated with benefits due under the compensation agreements of the Company's Executive Vice-President and General Counsel, who passed away unexpectedly in September 2013. Included in general and administrative expenses for 2013 are share-based compensation costs, net of amounts capitalized, of $5,011,000, compared to $7,057,000 during the 2012 period. We capitalized $13,342,000 of general and administrative costs during the year ended December 31, 2013 as compared to $11,925,000 during the comparable 2012 period.
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
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities to date principally through cash flow from operations, bank borrowings, issuances of equity and debt securities, joint ventures and sales of assets. At December 31, 2014, we had a working capital deficit of $80.2 million compared to a deficit of $26.1 million at December 31, 2013. The increase in our working capital deficit is primarily due to the timing of our accounts payable as a result of an increase in operational activity during 2014, and to a lesser extent our Fleetwood joint venture. Since we operate the majority of our drilling activities, we have the ability to reduce our capital expenditures to manage our working capital deficit and liquidity position. In response to the impact that the decline in commodity prices has had, and is expected to continue to have, on our cash flow, our 2015 capital expenditures are significantly reduced as compared to 2014 and are planned to be funded through cash flow from operations and cash on hand. To the extent our capital expenditures during 2015 exceed our cash flow from operations and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of certain assets to fund a portion of our drilling budget.
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
Source of Capital: Operations
Net cash flow from operations increased from $59.9 million during the year ended December 31, 2013 to $178.2 million during the 2014 period. The increase in operating cash flow during 2014 as compared to 2013 was primarily attributable to increases in oil and gas revenues as well as the timing of payment of payables and receipt of advances from co-owners based on increased operational activity.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the "Existing Notes"). On July 3, 2013, we issued an additional $200 million in principal amount of 10% Senior Notes due 2017 (the "New Notes" and together with the Existing Notes, the "Notes"). The New Notes were issued at a price equal to 100% of their face value plus accrued interest from March 1, 2013, and are substantially identical to the Existing Notes. The net proceeds from the offering were used to finance the $188.8 million aggregate cash purchase price of the Gulf of Mexico Acquisition, which also closed on July 3, 2013.
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At December 31, 2014, $11.7 million of interest had been accrued in connection with the March 1, 2015 interest payment and we were in compliance with all of the covenants contained in the Notes.
We have a Credit Agreement (as amended, the “Credit Agreement” and sometimes referred to elsewhere in this Form 10-K as our "bank credit facility") with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank, Bank of America, N.A. and The Bank of Nova Scotia (collectively the “Lenders”). The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the commitments of the Lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. Our bank credit facility matures on October 3, 2016. As of December 31, 2014, we had $75.0 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. In connection with the most recent redetermination, the borrowing base was increased to $220 million (subject to the aggregate commitments of the lenders then in effect) effective September 30, 2014. As of December 31, 2014, the aggregate commitments of the Lenders is $170 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing Lenders, subject to certain conditions.
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
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.5 to 1.0, and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits us to repurchase up to $10 million of our common stock during the term of the Credit Agreement, as long as after giving effect to such repurchase our Liquidity (as defined therein) is greater than 20% of the total commitments of the Lenders at such time. As of December 31, 2014, we were in compliance with all of the covenants contained in the Credit Agreement.
During February 2015, the Company and the Lenders amended the Credit Agreement in order to modify certain restrictive financial covenants. Specifically, the amendment removed the 3.5 to 1.0 maximum ratio of total debt to EBITDAX and replaced that with a maximum ratio of total senior secured debt to EBITDAX, determined on a rolling four quarter basis, not to exceed 2.25 to 1.0. In addition, the amendment added a minimum ratio of EBITDAX to total cash interest expense, determined on a rolling four quarter basis, of 2.0 to 1.0. The modification to the covenants described above will become effective with the quarter ended March 31, 2015 and will remain in effect through the Credit Agreement's maturity in October 2016.
Source of Capital: Issuance of Securities
Our shelf registration statement allows us to publicly offer and sell up to $350 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
Source of Capital: Joint Ventures
In May 2010, we entered into a joint development agreement with WSGP Gas Producing, LLC ("WSGP"), a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of our Woodford proved undeveloped reserves as well as the right to earn 50% of our undeveloped Woodford acreage position through a two phase drilling program. We received approximately $57.4 million in cash at closing, net of $2.6 million in transaction fees, and an additional $14 million in each of 2011 and 2012. In addition, since May 2010, WSGP has funded a share of our drilling costs under a drilling program, which we refer to as the drilling carry. As of December 31, 2014, approximately $25.8 million of drilling carry remained available.
Source of Capital: Divestitures
We do not budget property divestitures; however, we are continuously evaluating our property base to determine if there are assets in our portfolio that no longer meet our strategic objectives. From time to time we may divest certain assets in order to provide liquidity to strengthen our balance sheet or provide capital to be reinvested in higher rate of return projects. We are currently exploring divestment opportunities for our Mississippian Lime assets. We cannot assure you that we will be able to sell any of our assets in the future.
On December 31, 2012, we sold our non-operated Arkansas assets for a net cash purchase price of $8.5 million. In January 2013, we sold 50% of our saltwater disposal systems and related surface assets in the Woodford for net proceeds of approximately $10 million. In December 2013, we sold our non-operated Wyoming assets for a cash purchase price of $1.0 million. In September 2014, we sold our Eagle Ford assets for net proceeds of approximately $9.8 million.
Use of Capital: Exploration and Development
Our 2015 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $60 million and $70 million, which represents a 67% reduction from our 2014 capital expenditures in response to weaker commodity prices. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. We plan to fund our capital expenditures with cash flow from operations and cash on hand. To the extent our capital expenditures during 2015 exceed our cash flow from operations and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of certain assets. To the extent additional capital is required, we may utilize sales of equity or debt securities or we may reduce our capital expenditures to manage our liquidity position.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Total	2015	2016	2017	2018	2019	After 2019
10% senior notes (1)	$446,250	$35,000	$35,000	$376,250	$—	$—	$—
Credit Agreement debt (1)	77,879	1,559	76,320	—	—	—	—
Operating leases (2)	6,663	1,480	1,418	1,317	416	401	1,631
Asset retirement obligations (3)	54,970	2,756	4,305	4,201	59	737	42,912
Purchase commitments (4)	8,577	8,577	—	—	—	—	—
Acquisition Costs (5)	17,690	17,690	—	—	—	—	—
Firm Transportation Agreements (6)	1,815	770	1,045	—	—	—	—
Total	$613,844	$67,832	$118,088	$381,768	$475	$1,138	$44,543

(1) Includes principal and estimated interest.
(2) Consists primarily of leases for office space and office equipment.
(3) Consists of estimated future obligations to abandon our oil and gas properties.
(4) Consists of certain drilling rig and seismic contracts.
(5) Consists of amounts payable related to the Fleetwood Joint Venture
(6) Consists of firm transportation costs related to our Mississippian Lime acreage

Item 7A    Quantitative and Qualitative Disclosures About Market Risk
We experience market risks primarily in two areas: interest rates and commodity prices. Because all of our properties are located within the United States, we believe that our business operations are not exposed to significant market risks relating to foreign currency exchange risk.
Our revenues are derived from the sale of our crude oil, natural gas, and natural gas liquids production. Based on projected annual sales volumes for 2015, a 10% decline in the estimated average prices we expect to receive for our crude oil, natural gas and natural gas liquids production would result in an approximate $10.5 million decline in our revenues for 2015.
We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the year ended December 31, 2014, we paid approximately $3.0 million to the counterparties to our derivative instruments in connection with net hedge settlements.
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
Our Credit Agreement requires that the counterparties to our hedge contracts be lenders under the Credit Agreement or, if not a lender under the Credit Agreement, rated A/A2 or higher by S&P or Moody’s. Currently, the counterparties to our existing hedge contracts are JPMorgan Chase Bank, Wells Fargo Bank, Bank of America, The Bank of Nova Scotia and Capital One, N.A., all of whom are lenders under the Credit Agreement. To the extent we enter into additional hedge contracts, we would expect that certain of the lenders under the Credit Agreement would serve as counterparties.
As of December 31, 2014, we had entered into the following gas hedge contracts:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
2015	Swap	30,000 Mmbtu	$3.82

During January and February 2015, we entered into the following additional hedge contracts accounted for as cash flow hedges:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
February - December 2015	Swap	10,000 Mmbtu	$2.93
July 2015 - June 2016	Swap	10,000 Mmbtu	$3.22
March 2015 - December 2015	Swap	15,000 Mmbtu	$2.99
Crude Oil:
February - December 2015	Swap (LLS)	250 Bbls	$54.00
March 2015 - December 2015	Swap (LLS)	250 Bbls	$59.35
Propane:
March 2015 - December 2015	Swap	250 Bbls	$25.62
LLS - Louisiana Light Sweet
After executing the above transactions, the Company has approximately 20.7 Bcf of gas volumes, at an average price of $3.44 per Mcf, approximately 160,000 barrels of oil volumes at an average price of $56.56 per barrel, and 76,500 barrels of propane volumes at an average price of $25.62 hedged for 2015.
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 18% of our total debt as of December 31, 2014. Based upon an analysis, utilizing the actual interest rate in effect and balances outstanding as of December 31, 2014, and assuming a 10% increase in interest rates and no changes in the amount of debt outstanding, the potential effect on interest expense for 2015 would be immaterial.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, management believes that our internal control over financial reporting was effective as of December 31, 2014 based on these criteria.
Ernst & Young LLP, our independent registered public accounting firm, has issued their report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.
March 6, 2015
/s/ Charles T. Goodson
Charles T. Goodson
Chairman and
Chief Executive Officer

/s/ J. Bond Clement
J. Bond Clement
Executive Vice President-
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
We have audited PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PetroQuest Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PetroQuest Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2014 and our report dated March 6, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 6, 2015

Item 9B.	Other Information
NONE

PART III

Items 10, 11, 12, 13, & 14.
Pursuant to General Instruction G of Form 10-K, the information concerning Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accounting Fees and Services, is incorporated by reference to the information set forth in the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held May 20, 2015, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. FINANCIAL STATEMENTS
The following financial statements of the Company and the Report of the Company’s Independent Registered Public Accounting Firm thereon are included on pages F-1 through F-27 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the three years ended December 31, 2014
Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2014
Consolidated Statements of Cash Flows for the three years ended December 31, 2014
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2014
Notes to Consolidated Financial Statements

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

*4.7	Third Supplemental Indenture, dated October 23, 2013, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A.

4.8
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

†10.13
Form of Restricted Stock Units Agreement - Employees (including Charles T. Goodson, W.Todd Zehnder, Arthur M. Mixon, III, J. Bond Clement, Tracy Price and Edward E. Abels, Jr.) under the PetroQuest Energy, Inc. 2013 Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 19, 2014).

†10.14
Form of Award Notice of Phantom Stock Units - Employees (including Charles T. Goodson, W.Todd Zehnder, Arthur M. Mixon, III, J. Bond Clement, Tracy Price and Edward E. Abels, Jr.) under the PetroQuest Energy, Inc. Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed November 19, 2014).

†10.15
Form of Performance Unit Notice and Award- Employees (including Charles T. Goodson, W.Todd Zehnder, Arthur M. Mixon, III, J. Bond Clement, Tracy Price and Edward E. Abels, Jr.) under the PetroQuest Energy, Inc. Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 21, 2014).

10.16
Credit Agreement dated as of October 2, 2008, among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A., and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed October 6, 2008).

10.17
First Amendment to Credit Agreement dated as of March 24, 2009, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 24, 2009).

10.18
Second Amendment to Credit Agreement dated as of September 30, 2009, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Calyon New York Branch, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed October 1, 2009).

10.19
Third Amendment to Credit Agreement dated as of August 5, 2010, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Credit Agricole Corporate and Investment Bank, Bank of America, N.A., Wells Fargo Bank, N.A. and Whitney National Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on August 6, 2010).

10.20
Fourth Amendment to Credit Agreement dated as of October 3, 2011, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank and Whitney Bank (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on October 4, 2011).

10.21
Fifth Amendment to Credit Agreement dated as of March 29, 2013, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IBERIABANK and Whitney Bank (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2013).

10.22
Sixth Amendment to Credit Agreement dated as of June 19, 2013, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IBERIABANK and Whitney Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2013).

10.23
Seventh Amendment to Credit Agreement dated as of March 31, 2014, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank, Bank of America, N.A. and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2014).

10.24
Eighth Amendment to Credit Agreement dated as of September 29, 2014, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank, Bank of America, N.A. and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2014).

10.25
Ninth Amendment to Credit Agreement dated as of February 26, 2015, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank, Bank of America, N.A. and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2015).

†10.26
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Charles T. Goodson and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed January 6, 2009).

†10.27
Amended Executive Employment Agreement dated effective as of December 31, 2008, between W. Todd Zehnder and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed January 6, 2009).

†10.28
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Arthur M. Mixon, III and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed January 6, 2009).

†10.29
Amended Executive Employment Agreement dated effective as of December 31, 2008, between J. Bond Clement and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed February 27, 2009).

†10.30	Executive Employment Agreement dated May 8, 2012 between PetroQuest Energy, Inc. and Tracy Price (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed May 10, 2012).

†10.31	Executive Employment Agreement dated February 1, 2014 between PetroQuest Energy, Inc. and Edward E. Abels, Jr. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed February 5, 2014).

†10.32
Form of Amended Termination Agreement between the Company and each of its executive officers, including Charles T. Goodson, W. Todd Zehnder, Arthur M. Mixon, III, and J. Bond Clement (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed January 6, 2009).

†10.33	Termination Agreement dated May 8, 2012 between PetroQuest Energy, Inc. and Tracy Price (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed May 10, 2012).

†10.34	Termination Agreement dated February 1, 2014 between PetroQuest Energy, Inc. and Edward E. Abels, Jr. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed February 5, 2014).

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

†10.36	Form of Surrender and Cancellation Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 16, 2010).

10.37
Joint Development Agreement dated May 17, 2010, among PetroQuest Energy, L.L.C., a Louisiana limited liability company, WSGP Gas Producing, LLC, a Delaware limited liability company, and NextEra Energy Gas Producing, LLC, a Delaware limited liability company (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on August 5, 2010).

*10.38
First Amendment to the Joint Development Agreement dated May 17, 2010, among PetroQuest Energy, L.L.C., a Louisiana limited liability company, WSGP Gas Producing, LLC, a Delaware limited liability company, and NextEra Energy Gas Producing, LLC, a Delaware limited liability company.

10.39
Second Amendment to the Joint Development Agreement dated February 24, 2012, among PetroQuest Energy, L.L.C., a Louisiana limited liability company, WSGP Gas Producing, LLC, a Delaware limited liability company, and NextEra Energy Gas Producing, LLC, a Delaware limited liability company (incorporated herein by reference to Exhibit 10.22 to Form 10-K filed March 5, 2012).

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Form 10-K filed March 8, 2006).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Ryder Scott Company, L.P.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

*99.1	Reserve report letter as of December 31, 2014, as prepared by Ryder Scott Company, L.P.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	The registrant agrees to furnish supplementally a copy of any omitted schedule to the Agreements to the SEC upon request.

†	Management contract or compensatory plan or arrangement

(b)	Exhibits. See Item 15 (a) (3) above.

(c)	Financial Statement Schedules. None

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2015.

PETROQUEST ENERGY, INC.

By:	/s/ Charles T. Goodson
CHARLES T. GOODSON
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2015.

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
We have audited the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetroQuest Energy, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 6, 2015

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,243	$9,153
Revenue receivable	16,485	26,568
Joint interest billing receivable	46,778	26,556
Derivative asset	8,631	521
Prepaid drilling costs	847	477
Other current assets	5,566	8,132
Total current assets	96,550	71,407
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	2,222,753	2,035,899
Unevaluated oil and gas properties	109,119	98,387
Accumulated depreciation, depletion and amortization	(1,648,060)	(1,553,044)
Oil and gas properties, net	683,812	581,242
Other property and equipment	14,953	13,993
Accumulated depreciation of other property and equipment	(10,313)	(8,901)
Total property and equipment	688,452	586,334
Other assets, net of accumulated amortization of $7,847 and $5,689, respectively	5,893	9,449
Total assets	$790,895	$667,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$102,954	$47,341
Advances from co-owners	12,819	969
Oil and gas revenue payable	22,333	22,664
Accrued interest and preferred stock dividend	12,764	12,909
Asset retirement obligation	2,756	3,113
Derivative liability	—	1,617
Accrued acquisition costs	17,690	—
Other accrued liabilities	5,394	8,924
Total current liabilities	176,710	97,537
Bank debt	75,000	75,000
10% Senior Notes	350,000	350,000
Asset retirement obligation	52,214	45,423
Other long-term liability	62	135
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 64,721 and 63,664 shares, respectively	65	64
Paid-in capital	285,957	280,711
Accumulated other comprehensive income (loss)	5,420	(1,096)
Accumulated deficit	(154,534)	(180,585)
Total stockholders’ equity	136,909	99,095
Total liabilities and stockholders’ equity	$790,895	$667,190
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(Amounts in Thousands, Except Per Share Data)

	Year Ended
	December 31,
	2014	2013	2012
Revenues:
Oil and gas sales	$225,021	$182,804	$141,433
Expenses:
Lease operating expenses	48,597	43,743	38,890
Production taxes	5,927	3,950	885
Depreciation, depletion and amortization	87,818	71,445	60,689
Ceiling test write-down	—	—	137,100
General and administrative	22,870	26,512	22,957
Accretion of asset retirement obligation	2,958	1,753	2,078
Interest expense	29,281	21,886	9,808
	197,451	169,289	272,407
Other income (expense):
Other income	679	654	764
Derivative income (expense)	—	233	(233)
	679	887	531
Income (loss) from operations	28,249	14,402	(130,443)
Income tax expense (benefit)	(2,941)	320	1,636
Net income (loss)	31,190	14,082	(132,079)
Preferred stock dividend	5,139	5,139	5,139
Net income (loss) available to common stockholders	$26,051	$8,943	$(137,218)
Earnings per common share:
Basic
Net income (loss) per share	$0.39	$0.14	$(2.20)
Diluted
Net income (loss) per share	$0.39	$0.14	$(2.20)
Weighted average number of common shares:
Basic	64,204	63,054	62,459
Diluted	64,225	63,208	62,459
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in Thousands)

	Year Ended
	December 31,
	2014	2013	2012
Net income (loss)	$31,190	$14,082	$(132,079)
Change in fair value of derivatives, net of income tax (expense) benefit of ($3,211), $309 and $2,079 respectively	6,516	(1,617)	(3,510)
Comprehensive income (loss)	$37,706	$12,465	$(135,589)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year Ended
	December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$31,190	$14,082	$(132,079)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	(2,941)	320	1,636
Depreciation, depletion and amortization	87,818	71,445	60,689
Ceiling test write-down	—	—	137,100
Accretion of asset retirement obligation	2,958	1,753	2,078
Share based compensation expense	5,248	4,216	6,910
Amortization costs and other	2,188	1,473	881
Non-cash derivative expense (income)	—	(233)	233
Payments to settle asset retirement obligations	(3,623)	(3,335)	(2,627)
Changes in working capital accounts:
Revenue receivable	10,083	(8,826)	(1,882)
Prepaid drilling and pipe costs	(370)	1,221	4,479
Joint interest billing and other receivable	(20,276)	15,685	3,981
Accounts payable and accrued liabilities	50,243	(12,865)	20,916
Advances from co-owners	11,850	(19,490)	(13,408)
Other	3,840	(5,592)	(316)
Net cash provided by operating activities	178,208	59,854	88,591
Cash flows used in investing activities:
Investment in oil and gas properties	(174,633)	(298,824)	(147,771)
Investment in other property and equipment	(926)	(1,679)	(1,743)
Sale of oil and gas properties	8,610	19,913	837
Sale of unevaluated oil and gas properties	3,298	487	8,889
Net cash used in investing activities	(163,651)	(280,103)	(139,788)
Cash flows used in financing activities:
Net payments for share based compensation	(75)	(38)	(981)
Deferred financing costs	(253)	(320)	(42)
Payment of preferred stock dividend	(5,139)	(5,139)	(5,139)
Proceeds from bank borrowings	17,500	73,000	102,500
Repayment of bank borrowings	(17,500)	(48,000)	(52,500)
Proceeds from issuance of 10% Senior Notes	—	200,000	—
Costs to issue 10% Senior Notes	—	(5,005)	—
Net cash provided by (used in) financing activities	(5,467)	214,498	43,838
Net increase (decrease) in cash and cash equivalents	9,090	(5,751)	(7,359)
Cash and cash equivalents, beginning of period	9,153	14,904	22,263
Cash and cash equivalents, end of period	$18,243	$9,153	$14,904
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$37,174	$20,101	$16,026
Income taxes	$270	$12	$105
See accompanying Notes to Consolidated Financial Statements.

PetroQuest Energy Inc.
Consolidated Statements of Stockholders’ Equity
(Amounts in Thousands)

	Common Stock	Preferred Stock	Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2011	$62	$1	$270,606	$4,031	$(52,310)	$222,390
Options exercised	—	—	260	—	—	260
Retirement of shares upon vesting of restricted stock	1	—	(1,242)	—	—	(1,241)
Share-based compensation expense	—	—	6,910	—	—	6,910
Derivative fair value adjustment, net of tax	—	—	—	(3,510)	—	(3,510)
Preferred stock dividend	—	—	—	—	(5,139)	(5,139)
Net loss	—	—	—	—	(132,079)	(132,079)
December 31, 2012	$63	$1	$276,534	$521	$(189,528)	$87,591
Options exercised	—	—	731	—	—	731
Retirement of shares upon vesting of restricted stock	1	—	(1,057)	—	—	(1,056)
Share-based compensation expense	—	—	4,216	—	—	4,216
Issuance of shares under employee stock purchase plan	—	—	287	—	—	287
Derivative fair value adjustment, net of tax	—	—	—	(1,617)	—	(1,617)
Preferred stock dividend	—	—	—	—	(5,139)	(5,139)
Net income	—	—	—	—	14,082	14,082
December 31, 2013	$64	$1	$280,711	$(1,096)	$(180,585)	$99,095
Options exercised	—	—	1,032	—	—	1,032
Retirement of shares upon vesting of restricted stock	1	—	(1,310)	—	—	(1,309)
Share-based compensation expense	—	—	5,248	—	—	5,248
Issuance of shares under employee stock purchase plan	—	—	276	—	—	276
Derivative fair value adjustment, net of tax	—	—	—	6,516	—	6,516
Preferred stock dividend	—	—	—	—	(5,139)	(5,139)
Net income	—	—	—	—	31,190	31,190
December 31, 2014	$65	$1	$285,957	$5,420	$(154,534)	$136,909

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
Oil and Gas Properties
The Company utilizes the full cost method of accounting, which involves capitalizing all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves including the costs of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. The Company also capitalizes the portion of general and administrative costs that can be directly identified with acquisition, exploration or development of oil and gas properties. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties, the properties are sold, or management determines these costs to have been impaired. Interest is capitalized on unevaluated property costs. Transactions involving sales of reserves in place are recorded as adjustments to accumulated depreciation, depletion and amortization with no gain or loss recognized, unless such adjustments would cause a significant alteration in the relationship between capitalized costs and proved reserves.
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

Accounts Receivable
In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. As of December 31, 2014 and 2013, the Company had $0.1 million recorded related to an allowance for doubtful accounts on its joint interest billing receivable.
Other Current Assets
Other current assets at December 31, 2014 and 2013 included $0.9 million and $3.1 million, respectively, related to an insurance receivable with respect to an operational related claim in our Oklahoma acreage.
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
Other Assets
Other assets at December 31, 2014 and 2013 included $5.5 million and $7.4 million, respectively, related to deferred financing costs, which are amortized over the life of the related debt.
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
Revenue Recognition
The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas imbalances as of December 31, 2014 and 2013 were not significant.
Certain Concentrations
The Company’s production is sold on month to month contracts at prevailing prices. The Company attempts to diversify its sales among multiple purchasers and obtain credit protection such as letters of credit and parental guarantees when necessary.
The following table identifies customers from whom the Company derived 10% or more of its oil and gas revenues during the years presented. Based on the availability of other customers, the Company does not believe the loss of any of these customers would have a significant effect on its business or financial condition.

	Year Ended December 31,
	2014	2013	2012
Shell Trading Co.	30%	35%	30%
Laclede Energy	24%	14%	17%
Unimark, LLC	14%	14%	(a)
JP Morgan Ventures Energy	(a)	(a)	12%

(a)	Less than 10 percent

Derivative Instruments
Under ASC Topic 815, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. Instruments qualifying for hedge accounting treatment are recorded as an asset or liability measured at fair value and subsequent changes in fair value are recognized in stockholders’ equity through other comprehensive income (loss), net of related taxes, to the extent the hedge is effective. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). The Company does not offset fair value amounts recognized for derivative instruments. The cash settlements of hedges are recorded as adjustments to oil and gas sales. Oil and gas revenues include additions (reductions) related to the net settlement of hedges totaling ($3.0) million, $0.9 million and $9.1 million during 2014, 2013 and 2012, respectively.
The Company’s hedges are specifically referenced to NYMEX prices for oil and natural gas and OPIS Mt. Bellevue pricing for natural gas liquids. The effectiveness of hedges is evaluated at the time the contracts are entered into, as well as periodically over the life of the contracts, by analyzing the correlation between NYMEX and OPIS Mt. Bellevue prices and the posted prices received from the designated production. Through this analysis, the Company is able to determine if a high correlation exists between the prices received for its designated production and the NYMEX and OPIS Mt. Bellevue prices at which the hedges will be settled. At December 31, 2014, the Company’s derivative instruments were designated as effective cash flow hedges. See Note 7 for further discussion of the Company’s derivative instruments.
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
The aggregate cash purchase price of the Gulf of Mexico Acquisition was financed with the net proceeds from the sale of $200 million in aggregate principal amount of the Company's 10% Senior Notes due 2017.  The Company subsequently registered the 10% Senior Notes due 2017 in an exchange offer completed in September 2013 (the "New Notes"). The New Notes are substantially identical to the Company's existing $150 million aggregate principal amount of 10% Senior Notes due 2017. In connection with the transaction, the Company recorded $5 million of deferred financing costs related to the New Notes and incurred $4.0 million of acquisition-related costs, including $2.6 million related to a bridge commitment fee, which were recognized as general and administrative expenses during 2013.
The Gulf of Mexico Acquisition was accounted for under the acquisition method of accounting, which involves determining the fair value of the assets acquired and liabilities assumed. The fair value of proved and unevaluated oil and gas properties was estimated using the income approach based on estimated reserve quantities, costs to produce and develop reserves, and forward prices for oil and gas, which represent Level 2 and Level 3 inputs. Asset retirement obligations were determined in accordance with applicable accounting standards.

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
The purchase price was comprised of $10 million in cash and $14 million in cash funding for future drilling, completion and lease acquisition costs. If the $14 million in drilling, completion and lease acquisition costs is not fully funded by December 31, 2015, any remaining balance becomes payable at the election of our joint venture partner. At December 31, 2014, $7.0 million of the cash purchase price and $10.7 million of the cash funding for future drilling, completion and lease acquisition costs remained outstanding. The total liability of $17.7 million at December 31, 2014 is reflected as accrued acquisition costs in the Consolidated Balance Sheet.
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

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Year Ended December 31, 2014	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$26,051	64,204
Attributable to participating securities	(855)	—
BASIC EPS	$25,196	64,204	$0.39

Net income available to common stockholders	$26,051	64,204
Effect of dilutive securities:
Stock options	—	21
Attributable to participating securities	(854)	—
DILUTED EPS	$25,197	64,225	$0.39

For the Year Ended December 31, 2013	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$8,943	63,054
Attributable to participating securities	(257)	—
BASIC EPS	$8,686	63,054	$0.14

Net income available to common stockholders	$8,943	63,054
Effect of dilutive securities:
Stock options	—	154
Attributable to participating securities	(256)	—
DILUTED EPS	$8,687	63,208	$0.14

For the Year Ended December 31, 2012	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(137,218)	62,459	$(2.20)
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
DILUTED EPS	$(137,218)	62,459	$(2.20)
Common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 5.1 million shares during 2014 and 2013 were not included in the computation of diluted earnings per share because the inclusion would have been anti-dilutive. Options to purchase 1.0 million and 1.2 million shares of common stock were outstanding during the year ended December 31, 2014 and 2013, respectively, and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.

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
Note 5—Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC Topic 718. Share-based compensation cost is recognized over the requisite service period. Compensation cost for awards with graded vesting is recognized using the accelerated attribution method. Share-based compensation cost is reflected as a component of general and administrative expenses. A detail of share-based compensation cost for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock options:
Incentive Stock Options	$573	$310	$786
Non-Qualified Stock Options	171	222	660
Restricted stock	4,504	3,684	5,464
Restricted stock units	3,094	1,611	277
Share-based compensation	$8,342	$5,827	$7,187
During the years ended December 31, 2014, 2013 and 2012 the Company capitalized $1.5 million, $0.8 million and $0.1 million of the above share-based compensation cost to oil and gas properties. During the years ended December 31, 2014, 2013 and 2012, the Company recorded income tax benefits of approximately $2.3 million, $1.8 million and $2.3 million, respectively, related to share-based compensation expense recognized during those periods. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for any periods presented.
At December 31, 2014, the Company had $7.6 million of unrecognized compensation cost related to unvested restricted stock and stock options. This amount will be recognized as compensation expense over a weighted average period of approximately three years.
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

The following table outlines the assumptions used in computing the fair value of stock options granted during 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Dividend yield	—%	—%	—%
Expected volatility	79.4% - 80.0%	79.6% - 79.8%	79.2% - 79.6%
Risk-free rate	1.81% - 2.015%	0.9% - 1.815%	0.8% - 1.1%
Expected term	6 years	6 years	6 years
Forfeiture rate	5.0%	5.0%	5.0%
Stock options granted (1)	69,434	395,642	125,487
Wgtd. avg. grant date fair value per share	$2.84	$2.91	$3.71
Fair value of grants (1)	$197,000	$1,150,000	$465,000

(1)	Prior to applying estimated forfeiture rate
The following table details stock option activity during the year ended December 31, 2014:

	Number of Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Life	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of year	1,892,493	$5.67
Granted	69,434	4.13
Expired/cancelled/forfeited	(156,724)	5.60
Exercised	(287,499)	3.34
Outstanding at end of year	1,517,704	6.05	6.0 years	$—

Options exercisable at end of year	1,172,400	$6.58	5.3 years	$—
Options expected to vest	328,039	4.27	8.6 years	$—
The total fair value of stock options that vested during the years ended December 31, 2014, 2013 and 2012 was $1.0 million, $0.8 million and $1.7 million, respectively. The intrinsic value of stock options exercised was immaterial for all periods presented.
The following table summarizes information regarding stock options outstanding at December 31, 2014:

Range of	Options	Wgtd. Avg.	Wgtd. Avg.	Options	Wgtd. Avg.
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	12/31/2014	Contractual Life	Price	12/31/2014	Price
$2.24—$4.48	407,255	8.9 years	$4.14	115,945	$4.18
$4.48—$6.72	355,820	4.0 years	$5.63	301,826	$5.73
$6.72—$8.96	744,629	5.5 years	$7.25	744,629	$7.25
$8.96—$11.20	10,000	1.1 years	$9.99	10,000	$9.99
	1,517,704	6.0 years	$6.05	1,172,400	$6.58
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

The following table details restricted stock activity during the year ended December 31, 2014:

	Number of Shares	Wgtd. Avg. Fair Value per Share
Outstanding at beginning of year	1,926,451	$4.88
Granted	1,599,750	4.32
Expired/cancelled/forfeited	(135,861)	5.01
Lapse of restrictions	(962,138)	5.22
Outstanding at December 31, 2014	2,428,202	$4.37
The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2014, 2013 and 2012 was $4.32, $4.18 and $5.24, respectively, per share. The total fair value of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $5.0 million, $5.4 million and $4.7 million, respectively. At December 31, 2014, the weighted average remaining life of restricted stock outstanding was approximately two years and the intrinsic value of restricted stock outstanding, using the closing stock price on December 31, 2014, was $9.4 million.
Restricted Stock Units
The Company grants restricted stock units ("RSUs") to employees that vest evenly over a three year period. Cash payment will be made to employees on each vesting date based upon the Company's closing stock price on that date. Upon change in control of the Company, all of the RSUs will immediately vest. The Company computes the fair value of the RSUs using the closing price of the Company's stock at the end of each period and records a liability based on the percentage of requisite service rendered at the reporting date. During 2014, the Company paid $2.0 million for units that vested during the period. As of December 31, 2014, the Company had a liability for RSUs outstanding and expected to vest in the amount of $1.4 million.
The following table details RSU activity during the year ended December 31, 2014:

Number of Shares
Outstanding at beginning of year	1,273,417
Granted	669,469
Expired/Cancelled/Forfeited	(66,849)
Vested/Paid	(496,776)
Outstanding at December 31, 2014	1,379,261
Market Based Restricted Stock Units
The Company granted 243,067 market based restricted stock units ("MRSUs") to executive officers during November 2014. The executive officers could earn between 0-200% of the MRSUs granted based on the Company's performance versus a defined peer group. The MRSUs vest in one-third increments on each of the first, second and third annual anniversaries starting January 1, 2016. Upon change in control of the Company, all of the MRSUs will immediately vest. The number of MRSUs that ultimately vest is based on the Company's total shareholder return in the last 20 days of the fiscal year in relation to the last 20 days of the previous fiscal year in comparison to a group of 12 selected peer stocks of similar sized companies which operate within the same sector. The MRSUs are cash settled on each vesting date based on the number of MRSUs that vest multiplied by the Company's closing stock price. The Company estimates the fair value of the outstanding MRSUs using a Monte Carlo valuation model and records a liability based on the percentage of requisite service rendered at the reporting date. The Monte Carlo valuation model considers such inputs as the Company's and its peer group's stock prices, a risk-free interest rate, and an estimated volatility for the Company and its peer group. The liability for MSRUs was immaterial as of December 31, 2014.

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

The following table describes the changes to the Company’s asset retirement obligation (in thousands):

	Year Ended December 31,
	2014	2013
Asset retirement obligation, beginning of period	$48,536	$27,260
Liabilities assumed	—	15,319
Liabilities incurred	756	498
Liabilities settled	(3,623)	(3,335)
Accretion expense	2,958	1,753
Revisions in estimated cash flows	6,343	7,041
Asset retirement obligation, end of period	54,970	48,536
Less: current portion of asset retirement obligation	(2,756)	(3,113)
Long-term asset retirement obligation	$52,214	$45,423

Note 7—Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the statement of operations as derivative income (expense). At December 31, 2014 and 2013, all of the Company's outstanding derivative instruments were designated as cash flow hedges. At December 31, 2012, all of the Company's outstanding derivative instruments were designated as cash flow hedges, except its three-way collar discussed below.
Oil and gas sales include additions (reductions) related to the settlement of gas hedges of ($4,237,000), $1,098,000 and $6,846,000, Ngl hedges of $296,000, $61,000 and $722,000, and oil hedges of $897,000, ($232,000) and $1,529,000, for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, the Company had entered into the following gas hedge contracts:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
2015	Swap	30,000 Mmbtu	$3.82
At December 31, 2014, the Company had recognized an asset of approximately $8.6 million related to the estimated fair value of these derivative contracts. Based on estimated future commodity prices as of December 31, 2014, the Company would realize a $5.4 million gain, net of taxes, during the next 12 months. These gains are expected to be reclassified to oil and gas sales based on the schedule of volumes stipulated in the derivative contracts.
During January and February 2015, the Company entered into the following additional derivative contracts accounted for as a cash flow hedges:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
February - December 2015	Swap	10,000 Mmbtu	$2.93
July 2015 - June 2016	Swap	10,000 Mmbtu	$3.22
March 2015 - December 2015	Swap	15,000 Mmbtu	$2.99
Crude Oil:
February - December 2015	Swap (LLS)	250 Bbls	$54.00
March 2015 - December 2015	Swap (LLS)	250 Bbls	$59.35
Propane:
March 2015 - December 2015	Swap	250 Bbls	$25.62

LLS - Louisiana Light Sweet
Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheet at December 31, 2014 and December 31, 2013:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
December 31, 2014	Derivative asset	$8,631
December 31, 2013	Derivative asset	$521
December 31, 2013	Derivative liability	$(1,617)

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for years ended December 31, 2014, 2013 and 2012:

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain (Loss) Reclassified into Income
Commodity Derivatives at December 31, 2014	$6,516	Oil and gas sales	$(3,044)
Commodity Derivatives at December 31, 2013	$(1,617)	Oil and gas sales	$927
Commodity Derivatives at December 31, 2012	$(3,510)	Oil and gas sales	$9,097
Derivatives not designated as hedging instruments:
The Company’s three-way collar contract for 2013 gas production was not designated as an effective cash flow hedge and therefore gains and losses on this contract were recorded as derivative expense (income) in the statement of operations. The following table reflects the effect of this contract in the consolidated statements of operations (in thousands):
Effect of Non-designated Derivative Instrument on the Consolidated Statement of Operations for the years ended December 31, 2013 and 2012:

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company's derivative instruments at December 31, 2014 and 2013 were in the form of swaps based on NYMEX pricing for oil and natural gas. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the Company’s assets (liabilities) that are subject to fair value measurement on a recurring basis as of December 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
At December 31, 2014	$—	$8,631	$—
At December 31, 2013	$—	$(1,096)	$—

The fair value of the Company's cash and cash equivalents and variable-rate bank debt approximated book value at December 31, 2014 and 2013. The fair value of the Company's $350 million 10% Senior Notes due 2017 (the "Notes") was approximately $301 million and $364 million as of December 31, 2014 and 2013, respectively. The fair value of the Notes was determined based upon a market quote provided by an independent broker, which represents a Level 2 input.

Note 9—Long-Term Debt
On August 19, 2010, PetroQuest issued $150 million in principal amount of Notes (the "Existing Notes") in a public offering. On July 3, 2013, PetroQuest issued an additional $200 million in aggregate principal amount of Notes. PetroQuest subsequently registered the Notes in an exchange offer completed in September 2013 (the "New Notes" and together with the Existing Notes, the "Notes"). The New Notes were issued at a price equal to 100% of their face value plus accrued interest from March 1, 2013 and are substantially identical to the Existing Notes. The net proceeds from the offering were used to finance the $188.8 million aggregate cash purchase price of the Gulf of Mexico Acquisition, which also closed on July 3, 2013. The Notes are guaranteed by certain of PetroQuest's subsidiaries. The subsidiary guarantors are 100% owned by PetroQuest and all guarantees are full and unconditional and joint and several. PetroQuest has no independent assets or operations and the subsidiaries not providing guarantees are minor, as defined by the rules of the Securities and Exchange Commission.
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At December 31, 2014, $11.7 million had been accrued in connection with the March 1, 2015 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank, Bank of America, N.A. and The Bank of Nova Scotia (collectively the “Lenders”). The Credit Agreement provides the Borrower with a $300 million revolving credit facility that permits borrowings based on the commitments of the Lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Borrower to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of December 31, 2014, the Borrower had $75.0 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Borrower's oil and gas properties as of January 1 and July 1 of each year. On September 29, 2014 the borrowing base was increased from $200 million to $220 million (subject to the aggregate commitments of the Lenders then in effect). As of December 31, 2014, the aggregate commitments of the Lenders is $170 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing Lenders, subject to certain conditions. The next borrowing base redetermination is scheduled to occur by March 31, 2015. The Borrower or the Lenders may request two additional borrowing base redeterminations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all Lenders if the borrowing base is to be increased, or by Lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
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
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 3.5 to 1.0, and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits the Borrower to repurchase up to $10 million of the Company’s common stock during the term of the Credit Agreement, as long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the Lenders at such time. As of December 31, 2014, the Borrower was in compliance with all of the covenants contained in the Credit Agreement.
During February 2015, the Company and the Lenders amended the Credit Agreement in order to modify certain restrictive financial covenants. Specifically, the amendment removed the 3.5 to 1.0 maximum ratio of total debt to EBITDAX and replaced that with a maximum ratio of total senior secured debt to EBITDAX, determined on a rolling four quarter basis, not to exceed 2.25 to 1.0. In addition, the amendment added a minimum ratio of EBITDAX to total cash interest expense, determined on a rolling four quarter basis, of 2.0 to 1.0. The modification to the covenants described above will become effective with the quarter ended March 31, 2015 and will remain in effect through the Credit Agreement's maturity in October 2016.
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
During 2014, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson and Green, or their affiliates, in the amounts of $80,000, and $116,000, respectively, and with respect to Mr. Nordberg, costs billed equaled revenues disbursed. During 2013, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson and Green, or their affiliates, in the amounts of $92,000 and $269,000, respectively, and with respect to Mr. Nordberg, costs billed exceeded revenues disbursed in the amount of $200. During 2012, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson, Green and Nordberg, or their affiliates, in the amounts of $104,000, $387,000, and $100, respectively. No such disbursements were made to Mr. Rucks during any reported period. With respect to Mr. Goodson, gross revenues attributable to interests, properties or participation rights held by him prior to joining the Company as an officer and director on September 1, 1998 represent all of the gross revenue received by him during these periods.
In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. At December 31, 2014, the Company’s joint interest billing receivable included approximately $5,000 from the related parties discussed above or their affiliates, attributable to their share of costs. This represents less than 1% of the Company’s total joint interest billing receivable at December 31, 2014.
Periodically, the Company charters private aircraft for business purposes. During 2014 and 2012, the Company paid approximately $18,200 and $16,900, respectively, to a third party operator in connection with the Company’s use of flight hours owned by Charles T. Goodson through a fractional ownership arrangement with the third party operator. These amounts represent the cost of the hours purchased by Mr. Goodson. No such amounts were incurred during 2013. The Company’s use of flight hours purchased by Mr. Goodson was pre-approved by the Company’s Audit Committee and there is no agreement or obligation by or on behalf of the Company to utilize this aircraft arrangement.
Note 11—Ceiling Test Write-down
As a result of low natural gas prices and their negative impact on certain of the Company’s longer-lived estimated proved reserves and estimated future net cash flows, the Company recognized a ceiling test write-down of $137.1 million during 2012. No such write-down occurred during 2014 or 2013. At December 31, 2012, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at that date, averaged $2.21 per Mcf of natural gas, $102.81 per barrel of oil and $6.07 per Mcfe of Ngl. The Company’s cash flow hedges in place decreased the ceiling test write-down by approximately $2.2 million.
Note 12—Other Comprehensive Income
The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2013 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2012	$521	$—	$521
Other comprehensive loss before reclassifications:
Change in fair value of derivatives	(999)		(999)
Income tax effect	372	(408)	(36)
Net of tax	(627)	(408)	(1,035)
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(927)		(927)
Income tax effect	345	—	345
Net of tax	(582)	—	(582)
Net other comprehensive loss	(1,209)	(408)	(1,617)
Balance as of December 31, 2013	$(688)	$(408)	$(1,096)

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2014 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2013	$(688)	$(408)	$(1,096)
Other comprehensive loss before reclassifications:
Change in fair value of derivatives	6,683		6,683
Income tax effect	(2,487)	408	(2,079)
Net of tax	4,196	408	4,604
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	3,044		3,044
Income tax effect	(1,132)	—	(1,132)
Net of tax	1,912	—	1,912
Net other comprehensive loss	6,108	408	6,516
Balance as of December 31, 2014	$5,420	$—	$5,420
See Note 7 for additional details about the effect of the above reclassifications.

Note 13—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of the ceiling test write-downs recognized during 2011 and 2012, the Company incurred a cumulative three-year loss. Because of the impact the cumulative loss had on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance of $33.3 million as of December 31, 2014.
An analysis of the Company’s deferred taxes follows (amounts in thousands):

	December 31,
	2014	2013	2012
Net operating loss carryforwards	$17,705	$21,810	$16,641
Percentage depletion carryforward	10,206	8,645	7,317
Alternative minimum tax credits	784	784	784
Contributions carryforward and other	241	189	156
Temporary differences:
Oil and gas properties	(15,439)	(7,248)	12,575
Asset retirement obligation	20,449	18,056	10,141
Derivatives	(3,211)	408	(222)
Share-based compensation	2,560	2,887	3,474
Valuation allowance	(33,295)	(45,531)	(50,866)
Deferred taxes	$—	$—	$—
At December 31, 2014, the Company had approximately $60.2 million of operating loss carryforwards, of which $12.6 million relates to excess tax benefits with respect to share-based compensation that have not been recognized in the financial statements. If not utilized, approximately $8.7 million of such carryforwards would expire in 2025 and the remainder would expire by the year 2034. The Company has available for tax reporting purposes $29.2 million in statutory depletion deductions that may be carried forward indefinitely.

Income tax expense (benefit) for each of the years ended December 31, 2014, 2013 and 2012 was different than the amount computed using the Federal statutory rate (35%) for the following reasons (amounts in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Amount computed using the statutory rate	$9,887	$5,041	$(45,655)
Increase (reduction) in taxes resulting from:
State & local taxes	904	317	(2,870)
Percentage depletion carryforward	(1,564)	(1,323)	(1,309)
Non-deductible stock option expense (1)	213	115	292
Share-based compensation (2)	90	780	9
Other	(643)	1,132	303
Change in valuation allowance	(11,828)	(5,742)	50,866
Income tax expense (benefit)	$(2,941)	$320	$1,636

(1)	Relates to compensation expense recognized on the vesting of Incentive Stock Options.

(2)	Relates to the write-off of deferred tax assets associated with share-based compensation that will not be deductible for tax purposes.
Note 14—Commitments and Contingencies
The Company is a party to ongoing litigation in the normal course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material.
Lease Commitments
The Company has operating leases for office space and equipment, which expire on various dates through 2023. Future minimum lease commitments as of December 31, 2014 under these operating leases are as follows (in thousands):

2015	$1,480
2016	1,418
2017	1,317
2018	416
2019	401
Thereafter	1,631
$6,663
Total rent expense under operating leases was approximately $1.6 million, $1.4 million and $1.4 million in 2014, 2013 and 2012, respectively.

Note 15—Supplementary Information on Oil and Gas Operations—Unaudited
The following tables disclose certain financial data relative to the Company’s oil and gas producing activities, which are located onshore and offshore in the continental United States:
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
(amounts in thousands)

	For the Year-Ended December 31,
	2014	2013	2012
Acquisition costs:
Proved (1)	$3,064	$177,880	$352
Unproved (1)	39,164	35,008	15,677
Divestitures—unproved (2)	(3,298)	(487)	(8,889)
Exploration costs:
Proved	67,297	34,344	72,361
Unproved	13,515	20,112	18,033
Development costs	55,722	41,328	18,740
Capitalized general and administrative and interest costs	22,121	19,911	18,961
Total costs incurred	$197,585	$328,096	$135,235

	For the Year-Ended December 31,
	2014	2013	2012
Accumulated depreciation, depletion and amortization (DD&A)
Balance, beginning of year	$(1,553,044)	$(1,472,244)	$(1,265,603)
Provision for DD&A	(86,406)	(69,357)	(59,496)
Ceiling test writedown	—	—	(137,100)
Sale of proved properties and other (3)	(8,610)	(11,443)	(10,045)
Balance, end of year	$(1,648,060)	$(1,553,044)	$(1,472,244)

DD&A per Mcfe	$1.99	$1.82	$1.75

(1)
During 2014, the Company entered into a joint venture in Louisiana for an aggregate purchase price of $24 million for an approximate 30,000 acre leasehold position. During 2013, the Company closed on the Gulf of Mexico Acquisition for an aggregate cash purchase price of $188.8 million (see Note 2). Additionally, the Company acquired 13,500 net unevaluated acres in Oklahoma targeting the Woodford Shale in 2013.

(2)	During 2012, the Company sold an additional portion of its Mississippian Lime acreage for $6.1 million.

(3)
During 2014, the Company sold its Eagle Ford assets for net proceeds of approximately $9.8 million. During 2013, the Company sold 50% of its saltwater disposal systems and related surface assets in the Woodford for net proceeds of approximately $10.4 million and its non-operated Wyoming assets for a cash purchase price of $1.0 million. During 2012, the Company sold its non-operated Arkansas assets for a net cash purchase price of $8.5 million.

At December 31, 2014 and 2013, unevaluated oil and gas properties totaled $109.1 million and $98.4 million, respectively, and were not subject to depletion. Unevaluated costs at December 31, 2014 included $16.8 million of costs related to 16 exploratory wells in progress at year-end. These costs are expected to be transferred to evaluated oil and gas properties during 2015 upon the completion of drilling. At December 31, 2013, unevaluated costs included $11.3 million related to 19 exploratory wells in progress. All of these costs were transferred to evaluated oil and gas properties during 2014. The Company capitalized $10.0 million, $6.6 million and $7.0 million of interest during 2014, 2013 and 2012, respectively. Of the total unevaluated oil and gas property costs of $109.1 million at December 31, 2014, $56.3 million, or 52%, was incurred in 2014, $21.1 million, or 19%, was incurred in 2013 and $31.7 million, or 29%, was incurred in prior years. The Company expects that the majority of the unevaluated costs at

December 31, 2014 will be evaluated within the next 3 years, including $32.5 million that the Company expects to be evaluated during 2015.
Oil and Gas Reserve Information
The Company’s net proved oil and gas reserves at December 31, 2014 have been estimated by independent petroleum engineers in accordance with guidelines established by the SEC using a historical 12-month average pricing assumption.
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

The following table sets forth an analysis of the Company’s estimated quantities of net proved and proved developed oil (including condensate), gas and natural gas liquid reserves, all located onshore and offshore in the continental United States:

	Oil in MBbls	NGL in MMcfe	Natural Gas in MMcf	Total Reserves in MMcfe
Proved reserves as of December 31, 2011	1,395	15,111	241,926	265,407
Revisions of previous estimates (1)	195	(1,952)	(56,780)	(57,561)
Extensions, discoveries and other additions	647	14,572	46,390	64,844
Sale of reserves in place	(81)	—	(15,806)	(16,292)
Production	(521)	(3,365)	(27,466)	(33,957)
Proved reserves as of December 31, 2012	1,635	24,366	188,264	222,441
Revisions of previous estimates (1)	(156)	804	38,383	38,247
Extensions, discoveries and other additions	434	6,099	30,429	39,132
Purchase of producing properties	1,833	1,915	22,274	35,187
Sale of reserves in place	(34)	—	(15)	(218)
Production	(681)	(4,754)	(29,226)	(38,066)
Proved reserves as of December 31, 2013	3,031	28,430	250,109	296,723
Revisions of previous estimates	(37)	2,894	9,976	12,650
Extensions, discoveries and other additions	475	49,990	82,364	135,205
Purchase of producing properties	—	—	—	—
Sale of reserves in place	(229)	(334)	(2,396)	(4,105)
Production	(803)	(7,482)	(31,028)	(43,325)
Proved reserves as of December 31, 2014	2,437	73,498	309,025	397,148

Proved developed reserves

As of December 31, 2012	1,225	20,608	140,307	168,265

As of December 31, 2013	2,709	23,173	163,728	203,152

As of December 31, 2014	2,089	42,584	182,567	237,688

Proved undeveloped reserves

As of December 31, 2012 (1)	410	3,758	47,957	54,176

As of December 31, 2013 (1)	322	5,257	86,381	93,571

As of December 31, 2014	348	30,914	126,458	159,460
(1) The table above includes certain adjustments to previously disclosed estimated proved reserves as of December 31, 2013 and 2012. Specifically, as of December 31, 2014, the Company determined that it should have reflected additional downward revisions to certain of its proved undeveloped reserves totaling 5,088 MMcfe and 5,817 MMcfe as of December 31, 2013 and 2012, respectively. The table above reflects such adjustments of previous estimates for the years ended December 31, 2013 and 2012, respectively. The above adjustments had no material impact on the Company's financial statements for the years ended December 31, 2013 and 2012.

Year Ended December 31, 2014
During 2014, the Company’s estimated proved reserves increased by 34%. Extensions, discoveries and other additions of 135 Bcfe were primarily due to successful drilling programs in the Company's Oklahoma and East Texas fields and its Thunder Bayou discovery. The Company added approximately 72 Bcfe of proved reserves in Oklahoma, 46 Bcfe in Texas and 15 Bcfe in the Gulf Coast. Overall, the Company had a 91% drilling success rate during 2014 on 58 gross wells drilled.
Year Ended December 31, 2013
Extensions, discoveries and other additions were primarily due to the success of the Company's Oklahoma, Texas and Gulf Coast drilling programs.  The Company added approximately 23 Bcfe of proved reserves in Oklahoma, 5 Bcfe in the Gulf Coast and 10 Bcfe in Texas. Revisions of previous estimates were primarily a result of the increase in the historical 12-month average price per Mcf of natural gas used to calculate estimated proved reserves, which was $3.11 per Mcf at December 31, 2013 as compared to $2.20 per Mcf at December 31, 2012. The 35 Bcfe added through purchase of producing properties relates to the Company's Gulf of Mexico Acquisition (See Note 2).
Year Ended December 31, 2012
Extensions, discoveries and other additions were primarily due to the success the Company's Oklahoma, Texas and Gulf Coast drilling programs. The Company added approximately 27 Bcfe of proved reserves in Oklahoma, 9 Bcfe from the La Cantera discovery in the Gulf Coast and 27 Bcfe in the Carthage Field in Texas from horizontal drilling in the Cotton Valley. Revisions of previous estimates were primarily a result of the significant decrease in the historical 12-month average price per Mcf of natural gas used to calculate estimated proved reserves, which was $2.20 per Mcf at December 31, 2012 as compared to $3.34 per Mcf at December 31, 2011. Sale of reserves in place primarily related to the divestiture of the Company's non-operated Arkansas assets.
The following tables (amounts in thousands) present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by ASC Topic 932. Future production and development costs are based on current costs with no escalations. Estimated future cash flows have been discounted to their present values based on a 10% annual discount rate.
Standardized Measure

	December 31,
	2014	2013 (1)	2012 (1)
Future cash flows	$1,711,404	$1,243,627	$728,878
Future production costs	(372,690)	(295,666)	(215,195)
Future development costs	(244,784)	(185,188)	(110,825)
Future income taxes	(121,192)	(37,404)	(9,642)
Future net cash flows	972,738	725,369	393,216
10% annual discount	(424,176)	(274,189)	(162,393)
Standardized measure of discounted future net cash flows	$548,562	$451,180	$230,823

Changes in Standardized Measure

	Year Ended December 31,
	2014	2013 (1)	2012 (1)
Standardized measure at beginning of year	$451,180	$230,823	$303,881

Sales and transfers of oil and gas produced, net of production costs	(173,540)	(134,184)	(92,562)
Changes in price, net of future production costs	37,204	55,601	(140,230)
Extensions and discoveries, net of future production and development costs	237,290	70,181	104,066
Changes in estimated future development costs, net of development costs incurred during this period	11,094	(25,389)	77,188
Revisions of quantity estimates	25,591	58,508	(62,159)
Accretion of discount	47,130	23,776	34,137
Net change in income taxes	(32,034)	(13,182)	30,559
Purchase of reserves in place	—	191,964	—
Sale of reserves in place	(7,240)	(411)	(8,186)
Changes in production rates (timing) and other	(48,113)	(6,507)	(15,871)
Net increase (decrease) in standardized measure	97,382	220,357	(73,058)
Standardized measure at end of year	$548,562	$451,180	$230,823
(1) The table above includes certain adjustments to previously disclosed estimated proved reserves as of December 31, 2013 and 2012. Specifically, as of December 31, 2014, the Company determined that it should have reflected additional downward revisions to certain of its proved undeveloped reserves totaling 5,088 MMcfe and 5,817 MMcfe as of December 31, 2013 and 2012, respectively. The table above reflects such adjustments of previous estimates for the years ended December 31, 2013 and 2012, respectively. The above adjustments had no material impact on the Company's financial statements for the years ended December 31, 2013 and 2012.
The historical twelve-month average prices of oil, gas and natural gas liquids used in determining standardized measure were:

	2014	2013	2012
Oil, $/Bbl	$96.45	$106.19	$102.81
Ngls, $/Mcfe	4.11	5.10	6.07
Natural Gas, $/Mcf	3.80	3.11	2.20

Note 16 - Summarized Quarterly Financial Information - Unaudited

Summarized quarterly financial information is as follows (amounts in thousands except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2014:
Revenues	$59,966	$60,581	$56,486	$47,988
Income from operations	11,323	10,879	5,569	478
Income available to common stockholders	10,043	9,592	4,671	1,745
Earnings per share:
Basic	$0.15	$0.15	$0.07	$0.03
Diluted	$0.15	$0.15	$0.07	$0.03

2013:
Revenues	$35,976	$38,076	$55,578	$53,174
Income from operations	4,236	4,109	1,687	4,370
Income available to common stockholders	2,607	3,662	383	2,291
Earnings per share:
Basic	$0.04	$0.06	$0.01	$0.04
Diluted	$0.04	$0.06	$0.01	$0.04