Form 10-Q
period 2015-03-31
PETROQUEST ENERGY INC
filed 2015-05-06
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2015 there were 65,850,916 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	March 31, 2015	December 31, 2014
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,209	$18,243
Revenue receivable	13,691	16,485
Joint interest billing receivable	32,202	46,778
Derivative asset	11,121	8,631
Prepaid drilling costs	1,033	847
Other current assets	6,684	5,566
Total current assets	78,940	96,550
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	2,270,360	2,222,753
Unevaluated oil and gas properties	88,762	109,119
Accumulated depreciation, depletion and amortization	(1,777,246)	(1,648,060)
Oil and gas properties, net	581,876	683,812
Other property and equipment	15,033	14,953
Accumulated depreciation of other property and equipment	(10,649)	(10,313)
Total property and equipment	586,260	688,452
Derivative asset	192	—
Other assets, net of accumulated depreciation and amortization of $8,426 and $7,847, respectively	5,563	5,893
Total assets	$670,955	$790,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$88,057	$102,954
Advances from co-owners	35,001	12,819
Oil and gas revenue payable	20,849	22,333
Accrued interest and preferred stock dividend	4,113	12,764
Asset retirement obligation	1,910	2,756
Derivative liability	138	—
Accrued acquisition costs	8,238	17,690
Other accrued liabilities	5,990	5,394
Total current liabilities	164,296	176,710
Bank debt	85,000	75,000
10% Senior Notes	350,000	350,000
Asset retirement obligation	53,448	52,214
Other long-term liability	447	62
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 64,815 and 64,721 shares, respectively	65	65
Paid-in capital	287,454	285,957
Accumulated other comprehensive income	7,018	5,420
Accumulated deficit	(276,774)	(154,534)
Total stockholders’ equity	17,764	136,909
Total liabilities and stockholders’ equity	$670,955	$790,895
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Oil and gas sales	$33,451	$59,966
Expenses:
Lease operating expenses	10,902	12,258
Production taxes	956	1,477
Depreciation, depletion and amortization	20,654	20,428
Ceiling test write-down	108,911	—
General and administrative	5,339	6,242
Accretion of asset retirement obligation	859	791
Interest expense	7,874	7,636
	155,495	48,832
Other income:
Other income	157	189
Income (loss) from operations	(121,887)	11,323
Income tax benefit	(927)	—
Net income (loss)	(120,960)	11,323
Preferred stock dividend	1,280	1,280
Income (loss) available to common stockholders	$(122,240)	$10,043
Earnings per common share:
Basic
Net income (loss) per share	$(1.89)	$0.15
Diluted
Net income (loss) per share	$(1.89)	$0.15
Weighted average number of common shares:
Basic	64,774	63,846
Diluted	64,774	63,902
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$(120,960)	$11,323
Change in fair value of derivative instruments, accounted for as hedges, net of income tax expense of $947 and $0, respectively	1,598	(3,418)
Comprehensive income (loss)	$(119,362)	$7,905
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(120,960)	$11,323
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax benefit	(927)	—
Depreciation, depletion and amortization	20,654	20,428
Ceiling test writedown	108,911	—
Accretion of asset retirement obligation	859	791
Share-based compensation expense	1,478	1,389
Amortization costs and other	591	557
Payments to settle asset retirement obligations	(894)	(718)
Changes in working capital accounts:
Revenue receivable	2,794	2,464
Prepaid drilling and pipe costs	(186)	(43)
Joint interest billing receivable	14,439	2,684
Accounts payable and accrued liabilities	(24,561)	246
Advances from co-owners	22,182	6,033
Other	(1,149)	135
Net cash provided by operating activities	23,231	45,289
Cash flows used in investing activities:
Investment in oil and gas properties	(36,033)	(41,792)
Investment in other property and equipment	(80)	(205)
Net cash used in investing activities	(36,113)	(41,997)
Cash flows provided by (used in) financing activities:
Net proceeds for share based compensation	405	911
Deferred financing costs	(273)	(81)
Payment of preferred stock dividend	(1,284)	(1,284)
Proceeds from bank borrowings	15,000	5,000
Repayment of bank borrowings	(5,000)	(5,000)
Net cash provided by (used in) financing activities	8,848	(454)
Net increase (decrease) in cash and cash equivalents	(4,034)	2,838
Cash and cash equivalents, beginning of period	18,243	9,153
Cash and cash equivalents, end of period	$14,209	$11,991
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,943	$18,131
Income taxes	$20	$—
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
The consolidated financial information for the three month periods ended March 31, 2015 and 2014, has been prepared by the Company and was not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2015 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Note 2—Acquisition
In June 2014, the Company entered into a joint venture for an aggregate purchase price of $24 million. The assets acquired under the joint venture include an average 37% working interest in an approximately 30,000 acre leasehold position in Louisiana and exclusive rights, along with our joint venture partner, to a 200 square mile proprietary 3D survey which has generated several conventional and shallow non-conventional oil focused prospects.
The purchase price was comprised of $10 million in cash and $14 million in cash funding for future drilling, completion and lease acquisition costs. If the $14 million in drilling, completion and lease acquisition costs is not fully funded by December 31, 2015, any remaining balance becomes payable at the election of our joint venture partner. At March 31, 2015, $8.2 million of the cash funding for future drilling, completion and lease acquisition costs remained outstanding. The liability is reflected as accrued acquisition costs in the Consolidated Balance Sheet.
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

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Three Months Ended March 31, 2015	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(122,240)	64,774	$(1.89)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(122,240)	64,774	$(1.89)

For the Three Months Ended March 31, 2014	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$10,043	63,846
Attributable to participating securities	(289)	—
BASIC EPS	$9,754	63,846	$0.15

Net income available to common stockholders	10,043	63,846
Effect of dilutive securities:
Stock options	—	56
Attributable to participating securities	(289)	—
DILUTED EPS	$9,754	63,902	$0.15
An aggregate of 0.5 million shares of common stock representing unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5.1 million shares were not included in the computation of diluted earnings per share for the three month period ended March 31, 2015 because the inclusion would have been anti-dilutive as a result of the net loss reported for the period. Options to purchase 1.5 million of common stock were outstanding during the three month period ended March 31, 2015 and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.
Common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 5.1 million shares were not included in the computation of diluted earnings per share for the three month periods ended March 31, 2014 because the inclusion would have been anti-dilutive. Options to purchase 1.2 million shares of common stock were outstanding during the three month period ended March 31, 2014 and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.

Note 5—Long-Term Debt
On August 19, 2010, the Company issued $150 million in principal amount of its 10% Senior Notes due 2017 (the “Existing Notes”). On July 3, 2013, the Company issued an additional $200 million in principal amount of its 10% Senior Notes due 2017 (the "New Notes" and together with the Existing Notes, the "Notes").  The New Notes were issued at a price equal to 100% of face value plus accrued interest from March 1, 2013 and are substantially identical to the Existing Notes. The Notes are guaranteed by certain of PetroQuest's subsidiaries. The subsidiary guarantors are 100% owned by PetroQuest and all guarantees are full and unconditional and joint and several. PetroQuest has no independent assets or operations and the subsidiaries not providing guarantees are minor, as defined by the rules of the Securities and Exchange Commission.
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At March 31, 2015, $2.9 million had been accrued in connection with the September 1, 2015 interest payment and the Company was in compliance with all of the covenants contained in the Notes.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank, Bank of America, N.A. and The Bank of Nova Scotia. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on October 3, 2016. As of March 31, 2015, the Company had $85.0 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. In connection with the most recent redetermination, the borrowing base was revised to $190 million (subject to the aggregate commitments of the lenders then in effect) effective March 31, 2015. The aggregate commitments of the lenders is currently $170 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next regularly scheduled borrowing base redetermination is scheduled to occur by September 30, 2015. However, the Company or the lenders may request two additional borrowing base re-determinations each year and the Company has requested an interim re-determination on or around July 1, 2015. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
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
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total senior secured debt to EBITDAX, determined on a rolling four quarter basis of  2.25 to 1.0, a minimum ratio of EBITDAX to total cash interest expense, determined on a rolling four quarter basis, of 2.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 0.75 to 1.0 as of the last day of the fiscal quarters ending March 31, 2015 and June 30, 2015, and 1.0 to 1.0 as the last day of any fiscal quarter ending thereafter, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits the Company to repurchase up to $10 million of the Company’s common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of March 31, 2015, the Company was in compliance with all such covenants contained in the Credit Agreement.

Note 6—Asset Retirement Obligation
The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Three Months Ended March 31,
	2015	2014
Asset retirement obligation, beginning of period	$54,970	$48,536
Liabilities incurred	380	—
Liabilities settled	(894)	(718)
Accretion expense	859	791
Revisions in estimated cash flows	43	561
Asset retirement obligation, end of period	55,358	49,170
Less: current portion of asset retirement obligation	(1,910)	(3,390)
Long-term asset retirement obligation	$53,448	$45,780

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

In accordance with SEC requirements, the estimated future net cash flows from estimated proved reserves are based on an average of the first day of the month spot price for a historical 12-month period, adjusted for quality, transportation fees and market differentials. At March 31, 2015, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at that date, averaged $3.31 per Mcf of natural gas, $81.33 per barrel of oil and $3.52 per Mcfe of Ngl. As a result of lower commodity prices and their negative impact on the Company's estimated proved reserves and estimated future net cash flows, the Company recognized a ceiling test write-down of approximately $108.9 million during the three months ended March 31, 2015. The Company’s cash flow hedges in place at March 31, 2015 increased the ceiling test write-down by approximately $14 million.

Note 8—Derivative Instruments

The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the statement of operations as derivative income (expense). At March 31, 2015, all of the Company's derivative instruments were designated as effective cash flow hedges.
Oil and gas sales included additions (reductions) related to the settlement of gas hedges of $2,324,000 and ($2,969,000), Ngl hedges of $21,000 and zero, and oil hedges of $27,000 and ($434,000) for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the Company had entered into the following commodity derivative instruments:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
April 2015 - December 2015	Swap	55,000 Mmbtu	$3.43
July 2015 - June 2016	Swap	10,000 Mmbtu	$3.22
April 2015 - September 2015	Swap	5,000 Mmbtu	$2.89
Crude Oil:
April 2015 - December 2015	Swap (LLS)	500 Bbls	$56.68
Propane:
April 2015 - December 2015	Swap	250 Bbls	$25.62
LLS - Louisiana Light Sweet
At March 31, 2015, the Company had recognized accumulated other comprehensive income of approximately $7.0 million related to the estimated fair value of its effective cash flow hedges. Based on estimated future commodity prices as of March 31, 2015, the Company would reclassify approximately $6.9 million, net of taxes, of accumulated other comprehensive income into earnings during the next 12 months. These gains are expected to be reclassified to oil and gas sales based on the schedule of oil and gas volumes stipulated in the derivative contracts.
Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheet at March 31, 2015 and December 31, 2014:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
March 31, 2015	Derivative asset, current	$11,121
March 31, 2015	Derivative asset, long term	$192
March 31, 2015	Derivative liability, current	$(138)
December 31, 2014	Derivative asset, current	$8,631

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014:

Instrument	Amount of Income (Loss) Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified into Income	Amount of Gain (Loss) Reclassified into Income
Commodity Derivatives at March 31, 2015	$4,917	Oil and gas sales	$2,372
Commodity Derivatives at March 31, 2014	$(6,821)	Oil and gas sales	$(3,403)

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at March 31, 2015 were in the form of swaps based on NYMEX pricing for oil and natural gas and OPIS Mt. Belvieu pricing for natural gas liquids. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
At March 31, 2015	$—	$11,175	$—
At December 31, 2014	$—	$8,631	$—
The fair value of the Company's cash and cash equivalents and variable-rate bank debt approximated book value at March 31, 2015 and December 31, 2014. The fair value of the Notes was approximately $296 million and $301 million as of March 31, 2015 and December 31, 2014, respectively, as compared to the book value of $350 million as of each date. The fair value of the Notes was determined based upon a market quote provided by an independent broker, which represents a Level 2 input.
Note 10—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs, the Company has incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $77.7 million as of March 31, 2015.

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following tables represent the changes in accumulated other comprehensive income (loss), net of tax, for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2014	$5,420	$—	$5,420
Other comprehensive income before reclassifications:
Change in fair value of derivatives	4,917	—	4,917
Income tax effect	(1,829)	—	(1,829)
Net of tax	3,088	—	3,088
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(2,372)	—	(2,372)
Income tax effect	882	—	882
Net of tax	(1,490)	—	(1,490)
Net other comprehensive income	1,598	—	1,598
Balance as of March 31, 2015	$7,018	$—	$7,018

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2013	$(688)	$(408)	$(1,096)
Other comprehensive loss before reclassifications:
Change in fair value of derivatives	(6,821)	—	(6,821)
Income tax effect	2,538	(2,538)	—
Net of tax	(4,283)	(2,538)	(6,821)
Amounts reclassified from accumulated other comprehensive income (loss):
Oil and gas sales	3,403	—	3,403
Income tax effect	(1,266)	1,266	—
Net of tax	2,137	1,266	3,403
Net other comprehensive loss	(2,146)	(1,272)	(3,418)
Balance as of March 31, 2014	$(2,834)	$(1,680)	$(4,514)

Note 12 - Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-03 will have a material impact on our consolidated financial statements.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with primary operations in Oklahoma, East Texas, and the Gulf Coast Basin. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations in 1985 through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins.
We have successfully diversified into onshore, longer life basins in Oklahoma and Texas through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in East Texas through 2014, we have invested a majority of our capital into growing our longer life assets. During the eleven year period ended December 31, 2014, we have realized a 94% drilling success rate on 976 gross wells drilled. Comparing 2014 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 348% and estimated proved reserves by 377%. At March 31, 2015, 86% of our estimated proved reserves and 69% of our first quarter 2015 production were derived from our longer life assets.
During 2013, we closed on the acquisition of certain shallow water Gulf of Mexico shelf oil and gas properties which significantly enhanced our oil production. Utilizing the free cash flow provided by these acquired assets, we launched expanded drilling programs during 2014 in East Texas and the liquids rich portion of the Woodford Shale. The success of these two drilling programs, combined with a significant discovery at our Thunder Bayou prospect in the Gulf Coast Basin, were key components enabling us to achieve record annual production and record year end reserves during 2014.
In response to the impact that the decline in commodity prices has had, and is expected to continue to have, on our cash flow, our 2015 capital expenditures are significantly reduced as compared to 2014. To the extent our capital expenditures during 2015 exceed our cash flow from operations and cash on hand, we plan to utilize available borrowings under the bank credit facility. We also plan to maintain our commodity hedging program, and as in prior years, we may opportunistically dispose of certain assets to provide additional liquidity.

Fleetwood Joint Venture
In June 2014, we entered into a joint venture for an aggregate purchase price of $24 million. The assets acquired under the joint venture include an average 37% working interest in an approximately 30,000 acre leasehold position in Louisiana and exclusive rights, along with our joint venture partner, to a 200 square mile proprietary 3D survey which has generated several conventional and shallow non-conventional oil focused prospects.
The purchase price was comprised of $10 million in cash and $14 million in cash funding for future drilling, completion and lease acquisition costs. If the $14 million in drilling, completion and lease acquisition costs is not fully funded by December 31, 2015, any remaining balance becomes payable at the election of our joint venture partner. At March 31, 2015, $8.2 million of the cash funding for future drilling, completion and lease acquisition costs remained outstanding. The liability is reflected as accrued acquisition costs in the Consolidated Balance Sheet.
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

Our hedges are specifically referenced to NYMEX prices for oil and natural gas and OPIS Mt. Belvieu pricing for natural gas liquids. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX and OPIS Mt. Belvieu prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX and OPIS Mt. Belvieu prices at which the hedges will be settled. At March 31, 2015, our derivative instruments were designated as effective cash flow hedges.

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

	Three Months Ended March 31,
	2015	2014
Production:
Oil (Bbls)	147,214	242,283
Gas (Mcf)	7,915,504	7,184,130
Ngl (Mcfe)	1,576,540	1,131,282
Total Production (Mcfe)	10,375,330	9,769,110
Sales:
Total oil sales	$6,952,900	$24,140,656
Total gas sales	21,650,095	29,557,335
Total ngl sales	4,848,046	6,268,406
Total oil and gas sales	$33,451,041	$59,966,397
Average sales prices:
Oil (per Bbl)	$47.23	$99.64
Gas (per Mcf)	2.74	4.11
Ngl (per Mcfe)	3.08	5.54
Per Mcfe	3.22	6.14
The above sales and average sales prices include increases (decreases) to revenue related to the settlement of gas hedges of $2,324,000 and ($2,969,000), Ngl hedges of $21,000 and zero and oil hedges of $27,000 and ($434,000) for the three months ended March 31, 2015 and 2014, respectively.

Net income (loss) available to common stockholders totaled ($122,240,000) and $10,043,000 for the quarters ended March 31, 2015 and 2014, respectively. The primary fluctuations were as follows:
Production Total production increased 6% during the three month period ended March 31, 2015 as compared to the 2014 period. The increase in total production was primarily the result of our successful drilling programs in our Carthage and Oklahoma fields, partially offset by a decrease in production due to normal production declines at our Gulf Coast fields. As a result of the current low commodity price environment and our plan to fund our 2015 drilling activities with cash flows from operations, our 2015 capital expenditures budget is significantly lower as compared to 2014. Despite the substantial decrease in capital spending, we expect our total production in 2015 to increase as compared to 2014 as a result of our continued drilling programs in our Oklahoma and Carthage fields, as well as anticipated initial production from our Thunder Bayou discovery in the second quarter of 2015.
Gas production during the three month period ended March 31, 2015 increased 10% from the comparable period in 2014. The increase in gas production was primarily due to the successful drilling programs in our Carthage and Oklahoma fields. Partially offsetting this increase was a decrease in gas production due to normal production declines at our Gulf Coast fields. As a result of continued drilling efforts in our Oklahoma and Carthage fields, as well as anticipated initial production from our Thunder Bayou discovery, we expect our average daily gas production to increase during 2015 as compared to 2014.
Oil production during the three month period ended March 31, 2015 decreased 39% from the 2014 period due primarily to normal production declines at our Gulf Coast fields, downtime at certain of our Gulf of Mexico properties and the divestment of our Eagle Ford properties in September 2014. As a result of normal production declines at certain of our legacy Gulf Coast fields, we expect our average daily oil production to decrease during  2015 as compared to 2014.
Ngl production during the three month period ended March 31, 2015 increased 39% from the 2014 period due to the successful drilling programs in our Carthage field and the liquids rich portion of our Oklahoma acreage position. Partially offsetting this increase was a decrease in Ngl production due to normal production declines at our Gulf Coast fields. As a result of the decrease in drilling activity planned for our liquids rich Oklahoma and Carthage acreage in 2015, as well as our expectation that we will not be recovering ethane volumes in Oklahoma due to the low ethane pricing environment, we expect our daily Ngl production for 2015 to decrease compared to that of 2014.
Prices Including the effects of our hedges, average gas prices per Mcf for the three month period ended March 31, 2015 were $2.74 as compared to $4.11 for the 2014 period. Average oil prices per Bbl for the three months ended March 31, 2015 were $47.23 as compared to $99.64 for the 2014 period and average Ngl prices per Mcfe were $3.08 for the three months ended March 31, 2015, as compared to $5.54 for the 2014 period. Stated on an Mcfe basis, unit prices received during the three months ended March 31, 2015 were 48% lower than the prices received during the comparable 2014 period.
Revenue Including the effects of hedges, oil and gas sales during the three months ended March 31, 2015 decreased 44% to $33,451,000, as compared to oil and gas sales of $59,966,000 during the 2014 period. The decreased revenue was primarily the result of lower average realized prices for our production during 2015.
Expenses Lease operating expenses for the three months ended March 31, 2015 totaled $10,902,000 as compared to $12,258,000 during the 2014 period. Per unit lease operating expenses totaled $1.05 per Mcfe during the three months ended March 31, 2015 as compared to $1.25 per Mcfe during the 2014 period. The decrease in total and per unit lease operating expenses is primarily the result of increased production from our onshore properties which typically incur lower per unit lease operating expenses as well as the divestment of our Eagle Ford properties. We expect lease operating expenses during 2015 to approximate 2014 expenses, both on an absolute and on a per unit basis.
Production taxes for the three months ended March 31, 2015 totaled $956,000, or $0.09 per Mcfe, as compared to $1,477,000, or $0.15 per Mcfe, during the 2014 period. The decrease was primarily due to lower commodity prices for our production during the first quarter of 2015 as compared to the 2014 period. Severance taxes for the majority of our properties that are subject to severance taxes are assessed on the value of oil and gas sales. As a result of the current commodity pricing environment, we expect a decrease in our total and per unit production taxes during 2015 as compared to 2014.
General and administrative expenses during the three months ended March 31, 2015 totaled $5,339,000 as compared to $6,242,000 during the 2014 period. The 14% decrease during the three months ended March 31, 2015 as compared to the comparable period of 2014 is primarily due to lower employee related costs including share-based compensation during the 2015 period. Included in first quarter 2015 and 2014 general and administrative expenses were share-based compensation costs of $1,519,000 and $1,762,000, respectively. We capitalized $2,240,000 of general and administrative costs during the three month period ended March 31, 2015 compared to $4,379,000 during the 2014 period. We expect general and administrative expenses in 2015 to decrease as compared to 2014.

Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three months ended March 31, 2015 totaled $20,317,000, or $1.96 per Mcfe, as compared to $20,103,000, or $2.06 per Mcfe, during the comparable 2014 period. The decrease in the per unit DD&A rate is primarily the result of our successful drilling programs in our Carthage and Oklahoma fields, which have a lower cost per unit as compared to our overall amortization base. As a result of the current quarter ceiling test write-down, we expect our DD&A rate to be significantly lower than the 2015 first quarter rate for the remainder of 2015.
At March 31, 2015 and 2014, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at that date, averaged $3.31 and $3.43 per Mcf of natural gas, $81.33 and $104.00 per barrel of oil and $3.52 and $4.78 per Mcfe of Ngl, respectively. As a result of lower commodity prices and their negative impact on our estimated proved reserves and estimated future net cash flows, we recognized a ceiling test write-down of approximately $108.9 million during the three months ended March 31, 2015.  See Note 7, “Ceiling Test” for further discussion of the ceiling test write-down. We expect that the current commodity price environment will likely result in additional ceiling test write-downs during 2015.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $7,874,000 during the three months ended March 31, 2015 as compared to $7,636,000 during the comparable 2014 period. During the three month period ended March 31, 2015, our capitalized interest totaled $1,998,000 as compared to $2,167,000 during the comparable 2014 period. The increase in interest expense was a result of increased credit facility borrowings during the first quarter of 2015. As a result, we expect interest expense for 2015 to be higher than that of 2014.
Income tax benefit during the three months ended March 31, 2015 was $927,000 as compared to no income tax expense or benefit during the comparable 2014 period. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of ceiling test write-downs, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $77,662,000 as of March 31, 2015.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities principally through cash flow from operations, bank borrowings, other credit facilities, issuances of equity and debt securities, joint ventures and sales of assets. At March 31, 2015 we had a working capital deficit of approximately $85.4 million as compared to a working capital deficit of approximately $80.2 million as of December 31, 2014. Since we operate the majority of our drilling activities, we have the ability to reduce our capital expenditures to manage our working capital deficit and liquidity position. In response to the impact that the decline in commodity prices has had, and is expected to continue to have, on our cash flow, our 2015 capital expenditures are significantly reduced as compared to 2014. During the three months ended March 31, 2015, we funded our capital expenditures with cash flow from operations, cash on hand, and bank borrowings. To the extent our capital expenditures during 2015 exceed our cash flow from operations and cash on hand, we plan to utilize available borrowings under our bank credit facility or proceeds from the potential sale of certain assets. To the extent additional capital is required, we may issue equity or debt securities or we may reduce our capital expenditures to manage our liquidity position.
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
Source of Capital: Operations
Net cash flow from operations decreased from $45.3 million during the three months ended March 31, 2014 to $23.2 million during the 2015 period. The decrease in operating cash flow during 2015 as compared to 2014 was primarily attributable to the decrease in oil and gas revenues.

Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of 10% Senior Notes due 2017 (the “Existing Notes”). On July 3, 2013, we issued an additional $200 million in principal amount of 10% Senior Notes due 2017 (the "New Notes" and together with the Existing Notes, the "Notes"). The New Notes were issued at a price equal to 100% of face value plus accrued interest from March 1, 2013 and are substantially identical to the Existing Notes. The net proceeds from the offering of the New Notes were used to finance the $188.8 million aggregate cash purchase price of the acquisition of certain shallow water Gulf of Mexico shelf oil and gas properties, which also closed on July 3, 2013.
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At March 31, 2015, $2.9 million had been accrued in connection with the September 1, 2015 interest payment and we were in compliance with all of the covenants contained in the Notes.
We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank, Bank of America, N.A. and The Bank of Nova Scotia. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. Our bank credit facility matures on October 3, 2016. As of March 31, 2015, we had $85.0 million of borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. In connection with the most recent redetermination, the borrowing base was revised to $190 million (subject to the aggregate commitments of the lenders then in effect) effective March 31, 2015. The aggregate commitments of the lenders is currently $170 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next regularly scheduled borrowing base redetermination is scheduled to occur by September 30, 2015. However, we or the lenders may request two additional borrowing base re-determinations each year and we have requested an interim re-determination on or around July 1, 2015. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
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
The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total senior secured debt to EBITDAX, determined on a rolling four quarter basis of 2.25 to 1.0, a minimum ratio of EBITDAX to total cash interest expense, determined on a rolling four quarter basis, of 2.0 to 1.0 and a minimum ratio of consolidated current assets to consolidated current liabilities of 0.75 to 1.0 as of the last day of the fiscal quarters ending March 31, 2015 and June 30, 2015, and 1.0 to 1.0 as of the last day of any fiscal quarter ending thereafter, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits the Company to repurchase up to $10 million of the Company’s common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of March 31, 2015, the Company was in compliance with all such covenants contained in the Credit Agreement.

Source of Capital: Divestitures
We do not budget property divestitures; however, we are continuously evaluating our property base to determine if there are assets in our portfolio that no longer meet our strategic objectives. From time to time we may divest certain assets in order to provide liquidity to strengthen our balance sheet or provide capital to be reinvested in higher rate of return projects. We are currently exploring divestment opportunities for certain of our assets. We cannot assure you that we will be able to sell any of our assets in the future.
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
Source of Capital: Joint Ventures
In May 2010, we entered into a joint development agreement with WSGP Gas Producing, LLC (WSGP), a subsidiary of NextEra Energy Resources, LLC, whereby WSGP acquired approximately 29 Bcfe of our Woodford proved undeveloped reserves as well as the right to earn 50% of our undeveloped Woodford acreage position through a two phase drilling program. We received approximately $57.4 million in cash at closing and an additional $14 million in each of 2011 and 2012. In addition, since May 2010, WSGP has funded a share of our drilling costs under a drilling program, which we refer to as the drilling carry. As of March 31, 2015, approximately $18.4 million of drilling carry remained available.
Use of Capital: Exploration and Development
Our 2015 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $60 million and $70 million, of which $27.3 million was incurred during the first three months of 2015. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. During the three months ended March 31, 2015, we funded our capital expenditures with cash flow from operations, cash on hand, bank borrowings and an increase in our working capital deficit. To the extent our capital expenditures during 2015 exceed our cash flow from operations and cash on hand, we plan to utilize available borrowings under the bank credit facility or proceeds from the potential sale of certain assets. To the extent additional capital is required, we may utilize sales of equity or debt securities or we may reduce our capital expenditures to manage our liquidity position.
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
Disclosure Regarding Forward Looking Statements
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the volatility of oil and natural gas prices and significantly depressed oil prices since the end of 2014, our estimate of the sufficiency of our existing capital sources, including availability under our senior secured bank credit facility and the result of any borrowing base redetermination, our ability to raise additional capital to fund cash requirements for future operations, the effects of a financial downturn or negative credit market conditions on our liquidity, business and financial condition, the declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write-downs, our ability to replace reserves and sustain production, our ability to find oil and natural gas reserves that are economically recoverable, the uncertainties involved in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, our ability to realize the anticipated benefits from our joint ventures, the timing of development expenditures and drilling of wells, hurricanes, tropical storms and other natural disasters, changes in laws and regulations as they relate to our operations, including our fracking operations or our operations in the Gulf of Mexico, and the operating hazards attendant to the oil and gas business.

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
Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of 2015, a 10% change in the prices we receive for our crude oil, natural gas and natural gas liquids production would have an approximate $3.9 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the three months ended March 31, 2015, we received $2.4 million from the counterparties to our derivative instruments in connection with net hedge settlements.
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

As of March 31, 2015, we had entered into the following commodity derivative instruments:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
April 2015 - December 2015	Swap	55,000 Mmbtu	$3.43
July 2015 - June 2016	Swap	10,000 Mmbtu	$3.22
April 2015 - September 2015	Swap	5,000 Mmbtu	$2.89
Crude Oil:
April 2015 - December 2015	Swap (LLS)	500 Bbls	$56.68
Propane:
April 2015 - December 2015	Swap	250 Bbls	$25.62
LLS - Louisiana Light Sweet
At March 31, 2015, we had accumulated other comprehensive income of approximately $7.0 million related to the estimated to the estimated fair value of our effective cash flow hedges. Based on estimated future commodity prices as of March 31, 2015, we would reclassify approximately $6.9 million, net of taxes, during the next 12 months. This gain is expected to be reclassified based on the schedule of oil and gas volumes stipulated in the derivative contracts.

As of March 31, 2015, the Company has approximately 17.9 Bcf of gas volumes, at an average price of $3.38 per Mcf, 68,750 barrels of propane volumes at an average price of $25.62 per barrel and 137,500 barrels of oil volumes at $56.68 per barrel hedged for the remainder of 2015.
Debt outstanding under our bank credit facility is subject to a floating interest rate and represents 20% of our total debt as of March 31, 2015. Based upon an analysis utilizing the actual interest rate in effect and balances outstanding as of March 31, 2015, and assuming a 10% increase in interest rates and no change in the amount of debt outstanding, the potential effect on interest expense for 2015 is $0.1 million.
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
As of March 31, 2015, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $420.8 million. Based upon the current commitment level of our bank group, we have $85.0 million of additional availability under our bank credit facility, subject, however, to limitations on incurrence of indebtedness under the indenture governing our 10% senior notes due 2017, which we refer to as our 10% notes. In addition, we may also incur additional indebtedness in the future. Specifically, our high level of debt could have important consequences for you, including the following:

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
We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “full cost ceiling” which is based upon the present value of estimated future net cash flows from proved reserves, including the effect of hedges in place, discounted at 10%, plus the lower of cost or fair market value of unevaluated properties. If at the end of any fiscal period we determine that the net capitalized costs of oil and natural gas properties exceed the full cost ceiling, we must charge the amount of the excess to earnings in the period then ended. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce our net income and stockholders' equity. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.
We review the net capitalized costs of our properties quarterly, using a single price based on the beginning of the month average of oil and natural gas prices for the prior 12 months. We also assess investments in unevaluated properties periodically to determine whether impairment has occurred. The risk that we will be required to recognize further write-downs of the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unevaluated property values, or if estimated future development costs increase. As a result of the decline in commodity prices, we recognized a ceiling test write-down totaling $108.9 million during the quarter ended March 31, 2015. We expect that the current commodity price environment will likely result in additional ceiling test write-downs during 2015.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2015.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
January 1 - January 31, 2015	2,282	$3.20	—	—
February 1 - February 28, 2015	31,987	3.22	—	—
March 1 - March 31, 2015	387	2.88	—	—
Total	34,656	$3.22	—	—
 ________________________

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4. MINE SAFETY DISCLOSURES
NONE.

Item 5. OTHER INFORMATION
NONE.

Item 6. EXHIBITS

10.1 Ninth Amendment to Credit Agreement dated as of February 26, 2015, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank, Bank of America, N.A. and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2015).

10.2 Tenth Amendment to Credit Agreement dated as of March 27, 2015, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank, Bank of America, N.A. and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2015).

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

PETROQUEST ENERGY, INC.

Date:	May 6, 2015	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Financial Officer)