Form 10-Q
period 2015-06-30
PETROQUEST ENERGY INC
filed 2015-08-05
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015 there were 65,820,632 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	June 30, 2015	December 31, 2014
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$141,016	$18,243
Revenue receivable	7,750	16,485
Joint interest billing receivable	49,112	46,778
Other receivable	13,915	—
Derivative asset	6,247	8,631
Prepaid drilling costs	102	847
Other current assets	6,735	5,566
Total current assets	224,877	96,550
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,279,721	2,222,753
Unevaluated oil and gas properties	29,743	109,119
Accumulated depreciation, depletion and amortization	(1,040,886)	(1,648,060)
Oil and gas properties, net	268,578	683,812
Other property and equipment	15,087	14,953
Accumulated depreciation of other property and equipment	(10,998)	(10,313)
Total property and equipment	272,667	688,452
Other assets, net of accumulated depreciation and amortization of $8,997 and $7,847, respectively	5,528	5,893
Total assets	$503,072	$790,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$62,761	$102,954
Advances from co-owners	30,665	12,819
Oil and gas revenue payable	24,192	22,333
Accrued interest and preferred stock dividend	12,832	12,764
Asset retirement obligation	1,405	2,756
Derivative liability	572	—
Accrued acquisition cost	5,655	17,690
Other accrued liabilities	6,722	5,394
Total current liabilities	144,804	176,710
Bank debt	—	75,000
10% Senior Notes	350,000	350,000
Asset retirement obligation	53,218	52,214
Other long-term liability	510	62
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 64,957 and 64,721 shares, respectively	65	65
Paid-in capital	288,767	285,957
Accumulated other comprehensive income	3,564	5,420
Accumulated deficit	(337,857)	(154,534)
Total stockholders’ equity (deficit)	(45,460)	136,909
Total liabilities and stockholders’ equity (deficit)	$503,072	$790,895
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Oil and gas sales	$32,550	$60,581	$66,001	$120,547
Expenses:
Lease operating expenses	11,191	12,168	22,093	24,426
Production taxes	948	1,492	1,904	2,969
Depreciation, depletion and amortization	18,345	21,702	38,999	42,130
Ceiling test write-down	65,495	—	174,406	—
General and administrative	6,519	6,467	11,858	12,709
Accretion of asset retirement obligation	823	708	1,682	1,499
Interest expense	8,596	7,380	16,470	15,016
	111,917	49,917	267,412	98,749
Gain on sale of oil and gas properties	21,531	—	21,531	—
Other income	40	215	197	404
Income (loss) from operations	(57,796)	10,879	(179,683)	22,202
Income tax expense	2,000	—	1,073	—
Net income (loss)	(59,796)	10,879	(180,756)	22,202
Preferred stock dividend	1,287	1,287	2,567	2,567
Income (loss) available to common stockholders	$(61,083)	$9,592	$(183,323)	$19,635
Earnings per common share:
Basic
Net income (loss) per share	$(0.94)	$0.15	$(2.83)	$0.30
Diluted
Net income (loss) per share	$(0.94)	$0.15	$(2.83)	$0.30
Weighted average number of common shares:
Basic	64,891	64,103	64,833	63,940
Diluted	64,891	64,167	64,833	63,996
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(59,796)	$10,879	$(180,756)	$22,202
Change in fair value of derivative instruments, accounted for as hedges, net of income tax benefit of $2,046, $0, $1,099, and $0, respectively	(3,454)	860	(1,856)	(2,558)
Comprehensive income (loss)	$(63,250)	$11,739	$(182,612)	$19,644
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(180,756)	$22,202
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense	1,073	—
Depreciation, depletion and amortization	38,999	42,130
Ceiling test writedown	174,406	—
Accretion of asset retirement obligation	1,682	1,499
Share-based compensation expense	2,828	2,716
Amortization costs and other	1,162	1,094
Gain on sale of oil and gas properties	(21,531)	—
Payments to settle asset retirement obligations	(1,186)	(1,149)
Changes in working capital accounts:
Revenue receivable	8,735	455
Prepaid drilling costs	745	134
Joint interest billing receivable	(1,171)	8,589
Accounts payable and accrued liabilities	(36,051)	8,614
Advances from co-owners	17,846	15,438
Other	(1,155)	1,022
Net cash provided by operating activities	5,626	102,744
Cash flows provided by (used in) investing activities:
Investment in oil and gas properties	(62,451)	(76,993)
Investment in other property and equipment	(134)	(468)
Sale of oil and gas properties	257,698	600
Net cash provided by (used in) investing activities	195,113	(76,861)
Cash flows used in financing activities:
Net payments for share based compensation	432	1,039
Deferred financing costs	(829)	(109)
Payment of preferred stock dividend	(2,569)	(2,565)
Proceeds from bank borrowings	70,000	10,000
Repayment of bank borrowings	(145,000)	(12,500)
Net cash used in financing activities	(77,966)	(4,135)
Net increase in cash and cash equivalents	122,773	21,748
Cash and cash equivalents, beginning of period	18,243	9,153
Cash and cash equivalents, end of period	$141,016	$30,901
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$18,626	$18,700
Income taxes (refunds)	$(26)	$—
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
The consolidated financial information for the three and six month periods ended June 30, 2015 and 2014, has been prepared by the Company and was not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2015 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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
Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the “Company,” "we," or "us" refer to PetroQuest Energy, Inc. ("PetroQuest") and its wholly-owned consolidated subsidiaries, PetroQuest Energy, L.L.C. (a single member Louisiana limited liability company), PetroQuest Oil & Gas, L.L.C. (a single member Louisiana limited liability company), TDC Energy LLC (a single member Louisiana limited liability company) and Pittrans, Inc. (an Oklahoma corporation).

Note 2—Acquisitions and Divestitures
Acquisition:
In June 2014, the Company entered into a joint venture in Louisiana for an aggregate purchase price of $24 million. The assets acquired under the joint venture include an average 37% working interest in an approximately 30,000 acre leasehold position in Louisiana and exclusive rights, along with our joint venture partner, to a 200 square mile proprietary 3D survey which has generated several conventional and shallow non-conventional oil focused prospects.
The purchase price was comprised of $10 million in cash and $14 million in cash funding for future drilling, completion and lease acquisition costs. If the $14 million in drilling, completion and lease acquisition costs is not fully funded by December 31, 2015, any remaining balance becomes payable at the election of our joint venture partner. At June 30, 2015, $5.7 million of the cash funding for future drilling, completion and lease acquisition costs remained outstanding. The liability is reflected as accrued acquisition costs in the Consolidated Balance Sheet.
Divestiture:
On June 4, 2015, the Company completed the sale of a majority of its interests in the Woodford and Mississippian Lime (the “Sold Assets”) for $280 million, subject to customary post-closing purchase price adjustments, effective January 1, 2015. At closing, the Company received $257.7 million in cash and recognized a receivable of $13.9 million related to the remainder of the adjusted purchase price to be received within 180 days as further discussed below.
In connection with the sale, the Company entered into a Contract Operating Services Agreement ("COSA") whereby the Company will retain a minimal working interest in the Sold Assets and will provide certain services as a contract operator for a period of one year from the closing date of the sale, subject to renewal for two additional one-year terms. During the 180 day period following the closing of the sale, for each of the first 14 wells spud by the Company as contract operator under the COSA, the Company will receive $1 million of the $13.9 million remaining purchase price as discussed above. If at the end of the 180 day period any portion of the purchase price remains outstanding, the Company will receive the balance in full.
At December 31, 2014, the estimated proved reserves attributable to the Sold Assets totaled approximately 227 Bcfe, which represented approximately 57% of the Company's estimated proved reserves. Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. A significant alteration is generally not expected to occur for sales involving less than 25% of the total proved reserves. If the divestiture of the Sold Assets was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, the Company recognized a gain on the sale of $21.5 million. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values.

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

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Three Months Ended June 30, 2015	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(61,083)	64,891	$(0.94)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(61,083)	64,891	$(0.94)

For the Six Months Ended June 30, 2015	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(183,323)	64,833	$(2.83)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(183,323)	64,833	$(2.83)

For the Three Months Ended June 30, 2014	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$9,592	64,103
Attributable to participating securities	(273)
BASIC EPS	$9,319	64,103	$0.15

Net income available to common stockholders	$9,592	64,103
Effect of dilutive securities:
Stock options	—	64
Attributable to participating securities	(273)	—
DILUTED EPS	$9,319	64,167	$0.15

For the Six Months Ended June 30, 2014	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$19,635	63,940
Attributable to participating securities	(571)
BASIC EPS	$19,064	63,940	$0.30

Net income available to common stockholders	$19,635	63,940
Effect of dilutive securities:
Stock options	—	56
Attributable to participating securities	(571)	—
DILUTED EPS	$19,064	63,996	$0.30

An aggregate of 0.4 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5.1 million shares were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2015, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for such periods. Options to purchase 1.4 million and 1.5 million shares of common stock were outstanding during the three and six month periods ended June 30, 2015, respectively, and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.

Common shares issuable upon the assumed conversion of the Series B preferred stock totaling 5.1 million shares were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2014, respectively, because the inclusion would have been anti-dilutive. Options to purchase 0.9 million and 1.1 million shares of common stock were outstanding during the three and six months ended June 30, 2014, respectively, and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.

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
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At June 30, 2015, $11.7 million had been accrued in connection with the September 1, 2015 interest payment and the Company was in compliance with all of the covenants contained in the Notes. Pursuant to the asset sale covenant of the Notes, if we do not use certain of the proceeds of the Woodford and Mississippian Lime divestiture to repay senior indebtedness or to acquire additional assets or make capital expenditures in the oil and gas business within one year of the divestiture, we will be required to use such proceeds to make an offer to the holders of the Notes to repurchase the Notes at a purchase price of 100% of their principal amount, without premium, plus accrued but unpaid interest.
The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank, Bank of America, N.A. and The Bank of Nova Scotia. The Credit Agreement provides the Company with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows the Company to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on the earlier of June 4, 2020 or February 19, 2017 if any portion of the Company’s 10% Senior Notes due 2017 remains outstanding as of such date which has not been refinanced with either permitted refinancing debt or permitted second lien debt with a maturity date no earlier than 180 days after June 4, 2020, all as defined in the Credit Agreement. As of June 30, 2015 the Company had no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. In connection with the most recent redetermination related to the Sold Assets, the borrowing base was reduced to $70 million (subject to the aggregate commitments of the lenders then in effect) effective June 4, 2015. The aggregate commitments of the lenders is currently $70 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next scheduled borrowing base redetermination, which was scheduled to occur by September 30, 2015, has been waived and additional interim borrowing base redeterminations have been scheduled to occur by September 1, 2015 and December 1, 2015. The Company or the lenders may request two additional borrowing base re-determinations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
The Credit Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, including a lien on all equipment and at least 80% of the aggregate total value of the Borrower’s oil and gas properties. Outstanding balances under the Credit Agreement bear interest at the alternate base rate (“ABR”) plus a margin (based on a sliding scale of 0.75% to 1.75% depending on total commitments) or the adjusted LIBO rate (“Eurodollar”) plus a margin (based on a sliding scale of 1.75% to 2.75% depending on total commitments). The alternate base rate is equal to the highest of (i) the JPMorgan Chase prime rate, (ii) the Federal Funds Effective Rate plus 0.5% or (iii) the adjusted LIBO rate (subject to a floor of 0.0%) plus 1%.  For the purposes of the definition of alternate base rate only, the adjusted LIBO rate for any day is based on the LIBO Rate at approximately 11:00 a.m. London time on such day. For all other purposes, the adjusted LIBO rate is equal to the rate at which Eurodollar deposits in the London interbank market for one, two, three or six months (as selected by the Company) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities. Outstanding letters of credit are charged a participation fee at a per annum rate equal to the margin applicable to Eurodollar loans, a fronting fee and customary administrative fees. In addition, the Company pays commitment fees based on a sliding scale of 0.375% to 0.5% depending on total commitments.

The Company and its subsidiaries are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 4.0 to 1.0 as of the last day of the fiscal quarters ending June 30, 2015 through December 31, 2016 and 3.5 to 1.0 as of the last day of any fiscal quarter ending thereafter, in each case determined on a rolling four quarter basis, and to provide that the amount of total debt for the four consecutive fiscal quarter periods ending June 30, 2015, September 30, 2015 and December 31, 2015 shall be reduced by the amount of unencumbered and unrestricted net cash proceeds received by the Company from the Sold Assets (such reduction amount not to exceed $130,000,000 for so long as the Company has not redeemed, in whole or in part, its 10% Senior Notes due 2017), and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits the Company to repurchase up to $10 million of the Company’s common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of June 30, 2015, the Company was in compliance with all such covenants contained in the Credit Agreement.

Note 6—Asset Retirement Obligation
The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Six Months Ended June 30,
	2015	2014
Asset retirement obligation, beginning of period	$54,970	$48,536
Liabilities incurred	397	224
Liabilities settled	(1,186)	(1,149)
Accretion expense	1,682	1,499
Revisions in estimates	554	742
Divestiture of oil and gas properties	(1,794)	—
Asset retirement obligation, end of period	54,623	49,852
Less: current portion of asset retirement obligation	(1,405)	(2,959)
Long-term asset retirement obligation	$53,218	$46,893

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

In accordance with SEC requirements, the estimated future net cash flows from estimated proved reserves are based on an average of the first day of the month spot price for a historical 12-month period, adjusted for quality, transportation fees and market differentials. At March 31, 2015 and June 30, 2015, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at that date, averaged $3.31 and $3.20 per Mcf of natural gas, $81.33 and $71.27 per barrel of oil and $3.52 and $3.35 per Mcfe of Ngl, respectively. As a result of lower commodity prices and their negative impact on the Company's estimated proved reserves and estimated future net cash flows, the Company recognized a ceiling test write-down of approximately $108.9 million and $65.5 million during the three months ended March 31, 2015 and June 30, 2015, respectively. The Company’s cash flow hedges in place at June 30, 2015 increased the ceiling test write-down by approximately $1 million.

Note 8—Derivative Instruments

The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At June 30, 2015, all of the Company's derivative instruments were designated as effective cash flow hedges.
Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $4,181,000 and ($2,170,000), oil hedges of ($288,000) and ($672,000) and Ngl hedges of $136,000 and zero for the three months ended June 30, 2015 and 2014, respectively. For the six month periods ended June 30, 2015 and 2014, oil and gas sales include additions (reductions) related to the settlement of gas hedges of $6,505,000 and ($5,139,000), oil hedges of ($261,000) and ($1,106,000) and Ngl hedges of $157,000 zero, respectively.
As of June 30, 2015, the Company had entered into the following commodity derivative instruments:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
July 2015 - December 2015	Swap	40,000 Mmbtu	$3.62
July 2015 - June 2016	Swap	10,000 Mmbtu	$3.22
July 2015 - September 2015	Swap	5,000 Mmbtu	$2.89
Crude Oil:
July 2015 - December 2015	Swap (LLS)	500 Bbls	$56.68
Propane:
July 2015 - December 2015	Swap	250 Bbls	$25.62
LLS - Louisiana Light Sweet
At June 30, 2015, the Company had recognized accumulated other comprehensive income of approximately $3.6 million related to the estimated fair value of its effective cash flow hedges. Based on estimated future commodity prices as of June 30, 2015, the Company would reclassify approximately $3.6 million, net of taxes, of accumulated other comprehensive income into earnings during the next 12 months. These gains are expected to be reclassified to oil and gas sales based on the schedule of oil and gas volumes stipulated in the derivative contracts.
Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheet at June 30, 2015 and December 31, 2014:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
June 30, 2015	Derivative asset	$6,247
June 30, 2015	Derivative liability	$(572)
December 31, 2014	Derivative asset	$8,631
Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the three months ended June 30, 2015 and 2014:

Instrument	Amount of Loss Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified into Income	Amount of Gain (Loss) Reclassified into Income
Commodity Derivatives at June 30, 2015	$(1,471)	Oil and gas sales	$4,029
Commodity Derivatives at June 30, 2014	$(1,982)	Oil and gas sales	$(2,842)

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the six months ended June 30, 2015 and 2014 :

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified into Income	Amount of Gain (Loss) Reclassified into Income
Commodity Derivatives at June 30, 2015	$3,446	Oil and gas sales	$6,401
Commodity Derivatives at June 30, 2014	$(8,803)	Oil and gas sales	$(6,245)

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at June 30, 2015 were in the form of swaps based on NYMEX pricing for oil and natural gas and OPIS Mt. Belvieu pricing for natural gas liquids. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
June 30, 2015	$—	$5,675	$—
December 31, 2014	$—	$8,631	$—
The fair value of the Company's cash and cash equivalents and variable-rate bank debt approximated book value at June 30, 2015 and December 31, 2014. The fair value of the Notes was approximately $327 million and $301 million as of June 30, 2015 and December 31, 2014, respectively, as compared to the book value of $350 million as of each date. The fair value of the Notes was determined based upon a market quote provided by an independent broker, which represents a Level 2 input.
Note 10—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs recognized, the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $101.2 million as of June 30, 2015.

Note 11 - Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended June 30, 2015 (in thousands):

Gains and Losses on Cash Flow Hedges
Balance as of March 31, 2015	$7,018
Other comprehensive loss before reclassifications:
Change in fair value of derivatives	(1,471)
Income tax effect	547
Net of tax	(924)
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(4,029)
Income tax effect	1,499
Net of tax	(2,530)
Net other comprehensive loss	(3,454)
Balance as of June 30, 2015	$3,564

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the six month period ended June 30, 2015 (in thousands):

Gains and Losses on Cash Flow Hedges
Balance as of December 31, 2014	$5,420
Other comprehensive income before reclassifications:
Change in fair value of derivatives	3,446
Income tax effect	(1,282)
Net of tax	2,164
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(6,401)
Income tax effect	2,381
Net of tax	(4,020)
Net other comprehensive loss	(1,856)
Balance as of June 30, 2015	$3,564

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended June 30, 2014 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of March 31, 2014	($2,834)	($1,680)	($4,514)
Other comprehensive loss before reclassifications:
Change in fair value of derivatives	(1,982)	—	(1,982)
Income tax effect	737	(737)	—
Net of tax	(1,245)	(737)	(1,982)
Amounts reclassified from accumulated other comprehensive loss:
Oil and gas sales	2,842	—	2,842
Income tax effect	(1,057)	1,057	—
Net of tax	1,785	1,057	2,842
Net other comprehensive income	540	320	860
Balance as of June 30, 2014	($2,294)	($1,360)	($3,654)

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the six month period ended June 30, 2014 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2013	($688)	($408)	($1,096)
Other comprehensive loss before reclassifications:
Change in fair value of derivatives	(8,803)	—	(8,803)
Income tax effect	3,275	(3,275)	—
Net of tax	(5,528)	(3,275)	(8,803)
Amounts reclassified from accumulated other comprehensive loss:
Oil and gas sales	6,245	—	6,245
Income tax effect	(2,323)	2,323	—
Net of tax	3,922	2,323	6,245
Net other comprehensive loss	(1,606)	(952)	(2,558)
Balance as of June 30, 2014	($2,294)	($1,360)	($3,654)

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
We have successfully diversified into onshore, longer life basins through a combination of selective acquisitions and drilling activity. Beginning in 2003 with our acquisition of the Carthage Field in East Texas through 2013, we have invested a majority of our capital into growing our longer life assets. During the eleven year period ended December 31, 2014, we have realized a 94% drilling success rate on 976 gross wells drilled. Comparing 2014 metrics with those in 2003, the year we implemented our diversification strategy, we have grown production by 348% and estimated proved reserves by 377%.
On June 4, 2015, we completed the sale of a majority of our interests in the Woodford and Mississippian Lime (the “Sold Assets”) for $280 million, subject to customary post-closing purchase price adjustments, effective January 1, 2015. At closing, the Company received $257.7 million in cash and recognized a receivable of $13.9 million related to the remainder of the adjusted purchase price to be received within 180 days of the closing of the sale. Net proceeds from the sale were used to repay all borrowings outstanding under our bank credit facility and increase cash on hand to improve liquidity.
From January 1, 2015 through the closing date of June 4, 2015, the Sold Assets produced approximately 45.6 MMcfe per day and generated net operating cash flow of approximately $11.7 million. At December 31, 2014, the estimated proved reserves attributable to the Sold Assets totaled approximately 227 Bcfe.
In response to the decline in commodity prices that began in late 2014, we have significantly reduced our capital expenditures in 2015 as compared to 2014. In addition and as discussed above, we recently completed the largest divestiture in the Company’s history in order to significantly strengthen our liquidity position, reduce our indebtedness under our bank credit facility and focus our future development efforts primarily on the Cotton Valley play in the Carthage Field in East Texas. As of June 30, 2015, we had $141 million of cash on hand and had no borrowings outstanding under our $70 million bank credit facility. We are presently evaluating various deleveraging and refinancing options with respect to our 10% Senior Notes due 2017, as well as considering plans to resume drilling activity in the Cotton Valley play in the fourth quarter of 2015. We plan to fund the remainder of our 2015 capital expenditures with cash flows from operations and cash on hand.
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
Our hedges are specifically referenced to NYMEX prices for oil and natural gas and OPIS Mt. Belvieu pricing for natural gas liquids. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX and OPIS Mt. Belvieu prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX or OPIS Mt. Belvieu prices at which the hedges will be settled. At June 30, 2015, our derivative instruments were designated as effective cash flow hedges.
Estimating the fair value of derivative instruments requires valuation calculations incorporating estimates of future NYMEX or OPIS Mt. Belvieu prices, discount rates and price movements. As a result, we calculate the fair value of our commodity derivatives using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. Our fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of our default risk for derivative liabilities.
Results of Operations
The following table sets forth certain information with respect to our oil and gas operations for the periods noted. These historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Production:
Oil (Bbls)	151,223	230,214	298,437	472,497
Gas (Mcf)	7,167,270	7,695,979	15,082,774	14,880,109
Ngl (Mcfe)	1,584,284	1,658,276	3,160,826	2,789,558
Total Production (Mcfe)	9,658,892	10,735,539	20,034,222	20,504,649
Sales:
Total oil sales	$8,587,332	$23,468,058	$15,540,233	$47,608,714
Total gas sales	19,927,230	28,802,856	41,577,325	58,360,191
Total ngl sales	4,035,571	8,310,268	8,883,616	14,578,674
Total oil, gas, and ngl sales	$32,550,133	$60,581,182	$66,001,174	$120,547,579
Average sales prices:
Oil (per Bbl)	$56.79	$101.94	$52.07	$100.76
Gas (per Mcf)	2.78	3.74	2.76	3.92
Ngl (per Mcfe)	2.55	5.01	2.81	5.23
Per Mcfe	3.37	5.64	3.29	5.88
The above sales and average sales prices include increases (decreases) to revenue related to the settlement of gas hedges of $4,181,000 and ($2,170,000), oil hedges of ($288,000) and ($672,000) and Ngl hedges of $136,000 and zero for the three months ended June 30, 2015 and 2014, respectively. The above sales and average sales prices include increases (decreases) to revenue related to the settlement of gas hedges of $6,505,000 and ($5,139,000), oil hedges of ($261,000) and ($1,106,000) and Ngl hedges of $157,000 and zero for the six months ended June 30, 2015 and 2014, respectively.
Net income (loss) available to common stockholders totaled ($61,083,000) and $9,592,000 for the quarters ended June 30, 2015 and 2014, respectively, while net income (loss) available to common stockholders totaled ($183,323,000) and $19,635,000 for the six months ended June 30, 2015 and 2014, respectively. The primary fluctuations were as follows:
Production Total production decreased 10% and 2% during the three and six month periods ended June 30, 2015, respectively, as compared to the 2014 periods. The decrease in total production was primarily the result of normal production declines at our Gulf Coast fields and the divestment of a majority of our Oklahoma assets on June 4, 2015. Partially offsetting these decreases was the successful drilling program in our Carthage field. Due to the current low commodity price environment, our capital expenditures budget for 2015 is significantly reduced as compared to 2014. As a result of the substantial decrease in capital spending, combined with our Oklahoma divestment, we expect our total production in 2015 to decrease as compared to 2014.
Gas production during the three month period ended June 30, 2015 decreased 7% from the comparable period in 2014. The decrease was primarily the result of normal production declines at our Gulf Coast fields and the divestment of a majority of our Oklahoma assets on June 4, 2015. Partially offsetting these decreases was the successful drilling program in our Carthage field. Gas production during the six month period ended June 30, 2015 increased 1% from the comparable period in 2014 as the result of the successful drilling program in our Carthage field, mostly offset by normal production declines at our Gulf Coast fields and the effect of our Oklahoma divestment. We expect our average daily gas production to decrease during 2015 as compared to 2014 due to our Oklahoma divestment, only partially offset by the successful drilling program in our Carthage field and the completion of our Thunder Bayou discovery.
Oil production during the three and six month periods ended June 30, 2015 decreased 34% and 37%, respectively, from the 2014 periods due primarily to normal production declines at our Gulf Coast fields, downtime at certain of our Gulf of Mexico properties and the divestment of our Eagle Ford properties in September 2014. As a result of normal production declines at certain of our legacy Gulf Coast fields, we expect our average daily oil production to decrease during 2015 as compared to 2014.
Ngl production during the three month period ended June 30, 2015 decreased 4% from the respective 2014 period due to production declines at our Gulf Coast fields and the liquids rich portion of our Oklahoma acreage position as well as our Oklahoma divestment. Offsetting these decreases was the successful drilling program in our Carthage field. Ngl production during the six month period ended June 30, 2015 increased 13% from the respective 2014 period due to the successful drilling program in our Carthage field. Partially offsetting this increase were decreases as a result of production declines at our Gulf Coast fields and the liquids rich portion of our Oklahoma acreage position as well as the effect of our Oklahoma divestment. We expect our average daily Ngl production to decrease during 2015 as compared to 2014 primarily due to the divestment of the liquids rich portion of our Oklahoma acreage position.
Prices Including the effects of our hedges, average gas prices per Mcf for the three and six month periods ended June 30, 2015 were $2.78 and $2.76 as compared to $3.74 and $3.92 for the respective 2014 periods. Average oil prices per Bbl for the three and six months ended June 30, 2015 were $56.79 and $52.07 as compared to $101.94 and $100.76 for the respective 2014 periods and average Ngl prices per Mcfe were $2.55 and $2.81 for the three and six months ended June 30, 2015, as compared to $5.01 and $5.23 for the respective 2014 periods. Stated on an Mcfe basis, unit prices received during the three and six months ended June 30, 2015 were 40% and 44% lower, respectively, than the prices received during the comparable 2014 periods.
Revenue Including the effects of hedges, oil and gas sales during the three months ended June 30, 2015 decreased 46% to $32,550,000, as compared to oil and gas sales of $60,581,000 during the 2014 period. Including the effects of hedges, oil and gas sales during the six months ended June 30, 2015 decreased 45% to $66,001,000, as compared to oil and gas sales of $120,547,000 during the 2014 period. These decreases were primarily the result of lower average realized prices for our production during 2015 as well as decreased production as discussed above.
Expenses Lease operating expenses for the three and six months ended June 30, 2015 totaled $11,191,000 and $22,093,000, respectively, as compared to $12,168,000 and $24,426,000 during the respective 2014 periods. Per unit lease operating expenses totaled $1.16 and $1.10 per Mcfe, respectively, during the three and six month periods ended June 30, 2015 as compared to $1.13 and $1.19 per Mcfe during the respective 2014 periods. The decrease in total and per unit lease operating expenses during the first six months of 2015 is primarily the result of a decrease in expensed workovers, as well as increased production from our onshore properties which typically incur lower per unit lease operating expenses. As a result of our Oklahoma divestment, we expect total lease operating expenses during 2015 to decrease as compared to 2014.
Production taxes for the three and six months ended June 30, 2015 totaled $948,000 and $1,904,000, respectively, as compared to $1,492,000 and $2,969,000, respectively, during the 2014 periods. Per unit production taxes totaled $0.10 per Mcfe during each of the three and six month periods ended June 30, 2015 as compared to $0.14 per Mcfe during the respective 2014 periods. The decrease in total production taxes was primarily due to lower commodity prices for our production during the 2015 periods as compared to the 2014 periods. Severance taxes for the majority of our properties that are subject to severance taxes are assessed on the value of oil and gas sales. As a result of the current commodity pricing environment and lower estimated production as a result of our Oklahoma divestment, we expect a decrease in our total and per unit production taxes during 2015 as compared to 2014.
General and administrative expenses during the three and six months ended June 30, 2015 totaled $6,519,000 and $11,858,000, respectively, as compared to $6,467,000 and $12,709,000 during the 2014 periods. General and administrative expenses decreased 7% during the six months ended June 30, 2015 as compared to the comparable period of 2014 primarily due to lower employee related costs including share-based compensation during the 2015 periods. Included in general and administrative expenses for the three and six month periods ended June 30, 2015 were share-based compensation costs of $1,434,000 and $2,952,000, respectively, compared to $1,972,000 and $3,734,000, respectively, during the 2014 periods. We capitalized $2,357,000 and $4,597,000, respectively, of general and administrative costs during the three and six month periods ended June 30, 2015 compared to $3,590,000 and $7,969,000, respectively, during the 2014 periods.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three and six months ended June 30, 2015 totaled $17,996,000, or $1.86 per Mcfe, and $38,313,000, or $1.91 per Mcfe, respectively, as compared to $21,357,000, or $1.99 per Mcfe, and $41,460,000, or $2.02 per Mcfe, respectively, during the comparable 2014 periods. The decrease in the per unit DD&A rate is primarily the result of current year ceiling test write-downs. As a result of our Oklahoma divestment, which had a lower cost per unit as compared to our overall amortization base, we expect our DD&A rate to be higher for the remainder of 2015.
At March 31, 2015 and June 30, 2015, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at that date, averaged $3.31 and $3.20 per Mcf of natural gas, $81.33 and $71.27 per barrel of oil and $3.52 and $3.35 per Mcfe of Ngl, respectively. As a result of lower commodity prices and their negative impact on our estimated proved reserves and estimated future net cash flows, we recognized ceiling test write-downs of approximately $108.9 million and $65.5 million during the three months ended March 31, 2015 and June 30, 2015, respectively.  See Note 7, “Ceiling Test” for further discussion of the ceiling test write-downs. We expect that the current commodity price environment will likely result in additional ceiling test write-downs during 2015.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $8,596,000 and $16,470,000 during the three and six months ended June 30, 2015, respectively, as compared to $7,380,000 and $15,016,000, respectively, during the 2014 periods. During the three and six month periods ended June 30, 2015, our capitalized interest totaled $1,379,000 and $3,376,000, respectively, as compared to $2,456,000 and $4,623,000, respectively, during the 2014 periods. The increase in interest expense was the result of lower capitalized interest on our unevaluated properties during 2015 as compared to 2014.
Income tax expense during the three and six months ended June 30, 2015 was $2,000,000 and $1,073,000, respectively, as compared to zero during the 2014 periods. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. A significant alteration is generally not expected to occur for sales involving less than 25% of the total proved reserves. If the divestiture of the Sold Assets was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, we recognized a gain on the sale of $21.5 million. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values. There was no gain or loss on the sale of oil and gas properties recorded in the comparable 2014 periods.
As a result of ceiling test write-downs, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $101,180,000 as of June 30, 2015.
Liquidity and Capital Resources
We have financed our acquisition, exploration and development activities principally through cash flow from operations, bank borrowings, other credit facilities, issuances of equity and debt securities, joint ventures and sales of assets. At June 30, 2015 we had working capital of approximately $80.1 million as compared to a working capital deficit of approximately $80.2 million as of December 31, 2014. The improvement in our working capital is the result of proceeds received from our Oklahoma divestment, partially offset by the full repayment of our bank credit facility. Since we operate the majority of our drilling activities, we have the ability to reduce our capital expenditures to manage our working capital and liquidity position. In response to the impact that the decline in commodity prices has had, and is expected to continue to have, on our cash flow, our 2015 capital expenditure budget of between $60 million and $70 million is significantly reduced as compared to 2014. During the six months ended June 30, 2015, we funded our capital expenditures with cash flow from operations, cash on hand and bank borrowings. As of June 30, 2015, we had $141 million of cash on hand and had no borrowings outstanding under our $70 million bank credit facility. We are presently evaluating various deleveraging and refinancing options with respect to our 10% Senior Notes due 2017, as well as evaluating plans to resume drilling activity in the Cotton Valley play in the fourth quarter of 2015. We plan to fund the remainder of our 2015 capital expenditures with cash flows from operations and cash on hand.

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
Source of Capital: Operations
Net cash flow from operations decreased from $102.7 million during the six months ended June 30, 2014 to $5.6 million during the 2015 period. The decrease in operating cash flow during 2015 as compared to 2014 is primarily attributable to decreases in oil and gas revenues as well as the timing of payment of payables based on operational activity.
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
In June 2015, we sold a majority of our interests in the Woodford and Mississippian Lime fields for $280 million, subject to customary post-closing purchase price adjustments, effective January 1, 2015. Net proceeds from the sale were used to repay all borrowings outstanding under our bank credit facility and increase our cash on hand. We are evaluating deleveraging and refinancing options with respect to our 10% Senior Notes due 2017.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of our 10% Senior Notes due 2017 (the “Existing Notes”). On July 3, 2013, we issued an additional $200 million in principal amount of our 10% Senior Notes due 2017 (the "New Notes" and together with the Existing Notes, the "Notes"). The New Notes were issued at a price equal to 100% of face value plus accrued interest from March 1, 2013 and are substantially identical to the Existing Notes. The net proceeds from the offering of the New Notes were used to finance the $188.8 million aggregate cash purchase price of the acquisition of certain shallow water Gulf of Mexico shelf oil and gas properties, which also closed on July 3, 2013.
The Notes have numerous covenants including restrictions on liens, incurrence of indebtedness, asset sales, dividend payments and other restricted payments. Interest is payable semi-annually on March 1 and September 1. At June 30, 2015, $11.7 million had been accrued in connection with the September 1, 2015 interest payment and we were was in compliance with all of the covenants contained in the Notes. Pursuant to the asset sale covenant of the Notes, if we do not use certain of the proceeds of the Woodford and Mississippian Lime divestiture to repay senior indebtedness or to acquire additional assets or make capital expenditures in the oil and gas business within one year of the divestiture, we will be required to use such proceeds to make an offer to the holders of the Notes to repurchase the Notes at a purchase price of 100% of their principal amount, without premium, plus accrued but unpaid interest.
We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank, Bank of America, N.A. and The Bank of Nova Scotia. The Credit Agreement provides us with a $300 million revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement also allows us to use up to $25 million of the borrowing base for letters of credit. The credit facility matures on the earlier of June 4, 2020 or February 19, 2017 if any portion of our 10% Senior Notes due 2017 remains outstanding as of such date which has not been refinanced with either permitted refinancing debt or with permitted second lien debt with a maturity date no earlier than 180 days after June 4, 2020, all as defined in the Credit Agreement. As of June 30, 2015 we had no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The borrowing base under the Credit Agreement is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. In connection with the most recent redetermination related to the Sold Assets, the borrowing base was reduced to $70 million (subject to the aggregate commitments of the lenders then in effect) effective June 4, 2015. The aggregate commitments of the lenders is currently $70 million and can be increased to up to $300 million by either adding new lenders or increasing the commitments of existing lenders, subject to certain conditions. The next scheduled borrowing base redetermination, which was scheduled to occur by September 30, 2015, has been waived and additional interim borrowing base redeterminations have been scheduled to occur by September 1, 2015 and December 1, 2015. We or the lenders may request two additional borrowing base re-determinations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced.
The Credit Agreement is secured by a first priority lien on substantially all of our assets, including a lien on all equipment and at least 80% of the aggregate total value of our oil and gas properties. Outstanding balances under the Credit Agreement bear interest at the alternate base rate (“ABR”) plus a margin (based on a sliding scale of 0.75% to 1.75% depending on total commitments) or the adjusted LIBO rate (“Eurodollar”) plus a margin (based on a sliding scale of 1.75% to 2.75% depending on total commitments). The alternate base rate is equal to the highest of (i) the JPMorgan Chase prime rate, (ii) the Federal Funds Effective Rate plus 0.5% or (iii) the adjusted LIBO rate (subject to a floor of 0.0%) plus 1%.  For the purposes of the definition of alternate base rate only, the adjusted LIBO rate for any day is based on the LIBO Rate at approximately 11:00 a.m. London time on such day. For all other purposes, the adjusted LIBO rate is equal to the rate at which Eurodollar deposits in the London interbank market for one, two, three or six months (as selected by us) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities. Outstanding letters of credit are charged a participation fee at a per annum rate equal to the margin applicable to Eurodollar loans, a fronting fee and customary administrative fees. In addition, we pay commitment fees based on a sliding scale of 0.375% to 0.5% depending on total commitments.
We are subject to certain restrictive financial covenants under the Credit Agreement, including a maximum ratio of total debt to EBITDAX, determined on a rolling four quarter basis, of 4.0 to 1.0 as of the last day of the fiscal quarters ending June 30, 2015 through December 31, 2016 and 3.5 to 1.0 as of the last day of any fiscal quarter ending thereafter, in each case determined on a rolling four quarter basis, and to provide that the amount of total debt for the four consecutive fiscal quarter periods ending June 30, 2015, September 30, 2015 and December 31, 2015 shall be reduced by the amount of unencumbered and unrestricted net cash proceeds received by the Company from the Sold Assets (such reduction amount not to exceed $130,000,000 for so long as the Company has not redeemed, in whole or in part, its 10% Senior Notes due 2017), and a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0, all as defined in the Credit Agreement. The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. However, the Credit Agreement permits us to repurchase up to $10 million of the our common stock during the term of the Credit Agreement, so long as after giving effect to such repurchase the Borrower’s Liquidity (as defined therein) is greater than 20% of the total commitments of the lenders at such time. As of June 30, 2015, we were in compliance with all such covenants contained in the Credit Agreement.
Source of Capital: Issuance of Securities
Our shelf registration statement allows us to publicly offer and sell up to $350 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
Use of Capital: Exploration and Development
Our 2015 capital expenditure budget, which includes capitalized interest and general and administrative costs, is expected to range between $60 million and $70 million, of which $50.7 million was incurred during the first six months of 2015. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. During the six months ended June 30, 2015, we funded our capital expenditures with cash flow from operations, cash on hand and bank borrowings. We do not believe our capital expenditures during the remainder of 2015 will exceed our cash flow from operations and cash on hand.
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

Disclosure Regarding Forward Looking Statements
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the volatility of oil and natural gas prices and significantly depressed oil prices since the end of 2014, our estimate of the sufficiency of our existing capital sources, including availability under our senior secured bank credit facility and the result of any borrowing base redetermination, our ability to raise additional capital to fund cash requirements for future operations, the effects of a financial downturn or negative credit market conditions on our liquidity, business and financial condition, the declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write-downs, our ability to replace reserves and sustain production, our ability to find oil and natural gas reserves that are economically recoverable, the uncertainties involved in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, our ability to realize the anticipated benefits from our joint ventures or divestitures, the timing of development expenditures and drilling of wells, hurricanes, tropical storms and other natural disasters, changes in laws and regulations as they relate to our operations, including our fracking operations or our operations in the Gulf of Mexico, and the operating hazards attendant to the oil and gas business.
In particular, careful consideration should be given to cautionary statements made in the various reports the Company has filed with the Securities and Exchange Commission. The Company undertakes no duty to update or revise these forward-looking statements.When used in this Form 10-Q, the words, “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We experience market risks primarily in two areas: commodity prices and interest rates. Because our properties are located within the United States, we do not believe that our business operations are exposed to significant foreign currency exchange risks.
Commodity Price Risk
Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of 2015, a 10% change in the prices we receive for our crude oil, natural gas and natural gas liquids production would have an approximate $1.2 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the three and six months ended June 30, 2015, we received $4.0 million and $6.4 million, respectively, from the counterparties to our derivative instruments in connection with net hedge settlements.
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

As of June 30, 2015, we had entered into the following commodity derivative instruments:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
July 2015 - December 2015	Swap	40,000 Mmbtu	$3.62
July 2015 - June 2016	Swap	10,000 Mmbtu	$3.22
July 2015 - September 2015	Swap	5,000 Mmbtu	$2.89
Crude Oil:
July 2015 - December 2015	Swap (LLS)	500 Bbls	$56.68
Propane:
July 2015 - December 2015	Swap	250 Bbls	$25.62
LLS - Louisiana Light Sweet
After executing the above transactions, the Company has approximately 9.7 Bcf of gas volumes at an average price of $3.51 per Mcf, 92,000 barrels of oil volumes at an average price of $56.68 per barrel, and 46,000 barrels of propane volumes at an average price of $25.62 per barrel hedged for the remainder 2015. Additionally, the Company has approximately 1.8 Bcf of gas volumes at $3.22 per Mcf hedged for the first half of 2016. For further discussion of our commodity derivative instruments, please see Item 1, Note 7 "Derivative Insruments" in this Form 10-Q.
Interest Rate Risk
Debt outstanding under our bank credit facility is subject to a floating interest rate. As of June 30, 2015, we had no borrowings outstanding under our credit facility.
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

Our future financial condition, revenues, results of operations, profitability and future growth, and the carrying value of our oil and natural gas properties depend primarily on the prices we receive for our oil and natural gas production. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and oil prices have been significantly depressed since the end of 2014. For example, for the five years ended June 30, 2015, the NYMEX-WTI oil price ranged from a high of $113.39 per Bbl to a low of $43.39 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $8.15 per MMBtu to a low of $1.82 per MMBtu. These markets will likely continue to be volatile in the future. The prices we will receive for our production, and the levels of our production, will depend on numerous factors beyond our control.
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
As of June 30, 2015, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $209.0 million. Based upon the current commitment level of our bank group, we have $70 million of additional availability under our bank credit facility, subject, however, to limitations on incurrence of indebtedness under the indenture governing our 10% senior notes due 2017, which we refer to as our 10% notes. In addition, we may also incur additional indebtedness in the future. Our high level of debt could have important consequences for you, including the following:

•
it may be more difficult for us to satisfy our obligations with respect to our outstanding indebtedness, including our 10% notes, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•
if we do not use certain of the proceeds of the Woodford and Mississippian Lime divestiture to repay senior indebtedness or to acquire additional assets or make capital expenditures in the oil and gas business within one year of the divestiture, we will be required to use such proceeds to make an offer to the holders of the Notes to repurchase the Notes at a purchase price of 100% of their principal amount, without premium, plus accrued but unpaid interest, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

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
We review the net capitalized costs of our properties quarterly, using a single price based on the beginning of the month average of oil and natural gas prices for the prior 12 months. We also assess investments in unevaluated properties periodically to determine whether impairment has occurred. The risk that we will be required to recognize further write-downs of the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unevaluated property values, or if estimated future development costs increase. As a result of the decline in commodity prices, we recognized ceiling test write-downs of approximately $108.9 million and $65.5 million during the three months ended March 31, 2015 and June 30, 2015, respectively. We expect that the current commodity price environment will likely result in additional ceiling test write-downs during 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2015.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
April 1 - April 30, 2015	12,848	$2.70	—	—
May 1 - May 31, 2015	—	—	—	—
June 1 - June 30, 2015	4,598	$2.16	—	—
Total	17,446	$2.56	—	—
 ________________________

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4. MINE SAFETY DISCLOSURES
NONE.

Item 5. OTHER INFORMATION
NONE.

Item 6. EXHIBITS

2.1*# Purchase and Sale Agreement dated as of June 4, 2015, by and between PetroQuest Energy, L.L.C. and WSGP Gas Producing, LLC.

10.1 Eleventh Amendment to Credit Agreement dated as of June 4, 2015, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., Iberiabank, Bank of America, N.A. and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2015).

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

Exhibit 101.CAL, XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF, XBRL Taxonomy Definitions Linkbase Document

Exhibit 101.LAB, XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE, XBRL Taxonomy Extension Presentation Linkbase Document

* The registrant agrees to furnish supplementally a copy of any omitted schedule to the Purchase and Sale Agreement to the SEC upon request.

# Confidential treatment has been requested for portions of this exhibit. Omissions are designated with brackets containing asterisks. As part of our confidential treatment request, a complete version of this exhibit has been filed separately with the SEC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROQUEST ENERGY, INC.

Date:	August 5, 2015	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)