Form 10-Q
period 2016-06-30
PETROQUEST ENERGY INC
filed 2016-08-03
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2016 there were 17,627,748 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	June 30, 2016	December 31, 2015
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$68,896	$148,013
Revenue receivable	6,452	6,476
Joint interest billing receivable	18,560	49,374
Derivative asset	—	1,508
Other current assets	5,219	3,874
Total current assets	99,127	209,245
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,318,737	1,310,891
Unevaluated oil and gas properties	6,000	12,516
Accumulated depreciation, depletion and amortization	(1,223,051)	(1,157,455)
Oil and gas properties, net	101,686	165,952
Other property and equipment	11,257	11,229
Accumulated depreciation of other property and equipment	(10,020)	(8,737)
Total property and equipment	102,923	168,444
Other assets, net of accumulated amortization of $4,005 and $3,842, respectively	6,674	1,630
Total assets	$208,724	$379,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$54,379	$97,999
Advances from co-owners	577	16,118
Oil and gas revenue payable	29,386	18,911
Accrued interest and preferred stock dividend	9,938	12,795
Asset retirement obligation	1,496	6,015
Derivative liability	473	—
Accrued acquisition cost	—	4,409
Other accrued liabilities	3,131	2,537
Total current liabilities	99,380	158,784
10% Senior Unsecured Notes due 2017	134,766	347,008
10% Senior Secured Notes due 2021	156,524	—
Asset retirement obligation	39,986	36,541
Other long-term liabilities	2,670	53
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 17,548 and 16,411 shares, respectively	18	16
Paid-in capital	293,595	290,432
Accumulated other comprehensive (loss) income	(473)	947
Accumulated deficit	(517,743)	(454,463)
Total stockholders’ equity	(224,602)	(163,067)
Total liabilities and stockholders’ equity	$208,724	$379,319
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Oil and gas sales	$15,824	$32,550	$33,144	$66,001
Expenses:
Lease operating expenses	6,864	11,191	15,041	22,093
Production taxes	(48)	948	290	1,904
Depreciation, depletion and amortization	7,193	18,345	17,331	38,999
Ceiling test write-down	12,782	65,495	31,639	174,406
General and administrative	3,871	6,519	12,470	11,858
Accretion of asset retirement obligation	618	823	1,226	1,682
Interest expense	6,503	8,596	14,760	16,470
	37,783	111,917	92,757	267,412
Other income (expense):
Gain on sale of oil and gas properties	—	21,531	—	21,531
Other income (expense)	(424)	40	(327)	197
	(424)	21,571	(327)	21,728

Loss from operations	(22,383)	(57,796)	(59,940)	(179,683)
Income tax expense	475	2,000	561	1,073
Net loss	(22,858)	(59,796)	(60,501)	(180,756)
Preferred stock dividend	1,285	1,287	2,779	2,567
Loss available to common stockholders	$(24,143)	$(61,083)	$(63,280)	$(183,323)
Loss per common share:
Basic
Net loss per share	$(1.38)	$(3.77)	$(3.67)	$(11.31)
Diluted
Net loss per share	$(1.38)	$(3.77)	$(3.67)	$(11.31)
Weighted average number of common shares:
Basic	17,539	16,223	17,248	16,208
Diluted	17,539	16,223	17,248	16,208
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(22,858)	$(59,796)	$(60,501)	$(180,756)
Change in fair value of derivative instruments, accounted for as hedges, net of income tax benefit of $475, $2,046, $561 and $1,099, respectively	(1,275)	(3,454)	(1,420)	(1,856)
Comprehensive loss	$(24,133)	$(63,250)	$(61,921)	$(182,612)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(60,501)	$(180,756)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred tax expense	561	1,073
Depreciation, depletion and amortization	17,331	38,999
Ceiling test writedown	31,639	174,406
Accretion of asset retirement obligation	1,226	1,682
Share-based compensation expense	925	2,828
Amortization costs and other	810	1,162
Payments to settle asset retirement obligations	(2,515)	(1,186)
Gain on sale of oil and gas properties	—	(21,531)
Costs incurred to issue 2021 Notes	4,808	—
Changes in working capital accounts:
Revenue receivable	24	8,735
Joint interest billing receivable	30,814	(1,171)
Accounts payable and accrued liabilities	(31,260)	(36,051)
Advances from co-owners	(15,541)	17,846
Other	(4,387)	(410)
Net cash (used in) provided by operating activities	(26,066)	5,626
Cash flows provided by investing activities:
Investment in oil and gas properties	(18,166)	(62,451)
Investment in other property and equipment	(28)	(134)
Sale of oil and gas properties	24,909	257,698
Net cash provided by investing activities	6,715	195,113
Cash flows used in financing activities:
Net proceeds for share based compensation	52	432
Deferred financing costs	(100)	(829)
Payment of preferred stock dividend	(1,284)	(2,569)
Redemption of 2017 Notes	(53,626)	—
Costs incurred to issue 2021 Notes	(4,808)	—
Proceeds from bank borrowings	—	70,000
Repayment of bank borrowings	—	(145,000)
Net cash used in financing activities	(59,766)	(77,966)
Net (decrease) increase in cash and cash equivalents	(79,117)	122,773
Cash and cash equivalents, beginning of period	148,013	18,243
Cash and cash equivalents, end of period	$68,896	$141,016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,783	$18,626
Income taxes	$—	$(26)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
The consolidated financial information for the three and six month periods ended June 30, 2016 and 2015, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2016 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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
Divestitures:
On June 4, 2015, the Company completed the sale of a majority of its interests in the Woodford and Mississippian Lime (the “Sold Assets”) for $260.2 million. At December 31, 2014, the estimated proved reserves attributable to the Sold Assets totaled approximately 227 Bcfe, which represented approximately 57% of the Company's estimated proved reserves. Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. A significant alteration is generally not expected to occur for sales involving less than 25% of the total proved reserves. If the divestiture of the Sold Assets was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, the Company recognized a gain on the sale of $21.5 million in June 2015. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values.
In March 2016, the Company sold certain non-producing assets in East Texas for $7 million in connection with the negotiation of a joint venture. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties. Negotiations of the terms and conditions of this joint venture are currently ongoing. If the Company is unable to reach an agreement with respect to the joint venture, the Company will be required to purchase the non-producing assets for $5.0 million on or before December 31, 2016.
On April 20, 2016, the Company completed the sale of a majority of its remaining Woodford Shale assets in the East Hoss field (the "East Hoss Assets") for approximately $18 million, subject to customary post-closing purchase price adjustments, effective April 1, 2016. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties.

Note 3—Equity
Common Stock
On May 18, 2016, the Company effected a reverse split of the Company's common stock at a ratio of one share of newly issued common stock for each four shares of issued and outstanding common stock (the "Reverse Split"). The purpose of the Reverse Split was to increase the per share trading price of the Company's common stock in order to regain compliance with the New York Stock Exchange continued listing standards. The Reverse Split proportionately reduced the total number of outstanding shares of common stock from approximately 70.1 million shares to approximately 17.5 million shares. All references in the consolidated financial statements and notes to consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Split.
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
In connection with an amendment to the Company's bank credit facility prohibiting the Company from declaring or paying dividends on the Series B Preferred Stock, the Company suspended the quarterly cash dividend on its Series B Preferred Stock beginning with the dividend payment due on April 15, 2016. Under the terms of the Series B Preferred Stock, any unpaid dividends will accumulate. As of June 30, 2016, the Company has deferred one dividend payment and has accrued a $2.6 million payable which is included in Other long-term liabilities on the Consolidated Balance Sheet at June 30, 2016. If the Company fails to pay six quarterly dividends on the Series B Preferred Stock, whether or not consecutive, holders of the Series B Preferred Stock, voting as a single class, will have the right to elect two additional directors to the Company's Board of Directors until all accumulated and unpaid dividends on the Series B Preferred Stock are paid in full.
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
Conversion rights. Each share of Series B Preferred Stock may be converted at any time, at the option of the holder, into 0.8608 shares of the Company’s common stock (which is based on a conversion price of approximately $58.08 per share of common stock as adjusted for the Reverse Split, subject to further adjustment) plus cash in lieu of fractional shares, subject to the Company’s right to settle all or a portion of any such conversion in cash or shares of the Company’s common stock. If the Company elects to settle all or any portion of its conversion obligation in cash, the conversion value and the number of shares of the Company’s common stock it will deliver upon conversion (if any) will be based upon a 20 trading day averaging period.
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

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follow:

For the Three Months Ended June 30, 2016	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(24,143)	17,539	$(1.38)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(24,143)	17,539	$(1.38)

For the Six Months Ended June 30, 2016	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(63,280)	17,248	$(3.67)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(63,280)	17,248	$(3.67)

For the Three Months Ended June 30, 2015	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(61,083)	16,223	$(3.77)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(61,083)	16,223	$(3.77)

For the Six Months Ended June 30, 2015	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(183,323)	16,208	$(11.31)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(183,323)	16,208	$(11.31)

An aggregate of 0.3 million and 0.1 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 1.3 million shares were not included in the computation of diluted earnings per share for the three month periods ended June 30, 2016 and 2015, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for such periods.

An aggregate of 0.3 million and 0.1 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 1.3 million shares were not included in the computation of diluted earnings per share for the six months ended June 30, 2016 and 2015, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for such periods.

Note 5—Long-Term Debt
On August 19, 2010, the Company issued $150 million in principal amount of its 10% Senior Notes due 2017. On July 3, 2013, the Company issued an additional $200 million in principal amount of its 10% Senior Notes due 2017 (collectively, the "2017 Notes").

On January 14, 2016, the Company announced the commencement of a private exchange offer (the "Exchange") and consent solicitation (the "Consent Solicitation") to certain eligible holders of its outstanding 2017 Notes. The Exchange closed on February 17, 2016, and in satisfaction of the tender of $214.4 million in aggregate principal amount of the 2017 Notes, representing approximately 61% of the outstanding aggregate principal amount of 2017 Notes, in the Exchange the Company (i) paid approximately $53.6 million of cash, (ii) issued $144.7 million aggregate principal amount of its new 10% Second Lien Senior Secured Notes due 2021 (the "2021 Notes") and (iii) issued approximately 1.1 million shares of its common stock. Following the completion of the Exchange, $135.6 million in aggregate principal amount of the 2017 Notes remain outstanding. The Consent Solicitation eliminated or waived substantially all of the restrictive covenants contained in the indenture governing the 2017 Notes.
The Exchange was accounted for as a troubled debt restructuring pursuant to guidance provided by FASB Accounting Standards Codification ("ASC") section 470-60 "Troubled Debt Restructurings by Debtors." The Company determined that the future undiscounted cash flows from the 2021 Notes issued in the Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the Exchange. The excess of the future undiscounted cash flows from the 2021 Notes issued in the Exchange over the remaining carrying value of the 2017 Notes tendered in the Exchange of $13.9 million is reflected as part of the carrying value of the 2021 Notes. Such excess will be amortized under the effective interest method as a reduction of interest expense over the term of the 2021 Notes. At June 30, 2016, $13.0 million of the excess remained as part of the carrying value of the 2021 Notes and the Company recognized $0.9 million of amortization expense as a reduction to interest expense during the first half of 2016.
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
The 2021 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. At June 30, 2016, $5.4 million had been accrued in connection with the August 15, 2016 payment and the Company was in compliance with all of the covenants under the 2021 Notes. Interest on the 2017 Notes is payable semi-annually on March 1 and September 1 and the 2017 Notes mature on September 1, 2017. At June 30, 2016, $4.5 million had been accrued in connection with the September 1, 2016 interest payment and the Company was in compliance with all of the covenants under the 2017 Notes.
During 2015, the Company adopted ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related liability rather than as an asset. As a result, the 2017 Notes are reflected net of $0.9 million and $3.0 million of related financing costs at June 30, 2016 and December 31, 2015, respectively. The 2021 Notes are reflected net of $1.2 million of related financing costs as of June 30, 2016.
The following table reconciles the face value of the 2017 Notes and 2021 Notes to the carrying value included in the Company's Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	2017 Notes	2021 Notes	2017 Notes	2021 Notes
Face Value	$135,621	$144,674	$350,000	$—
Deferred Financing Costs	(855)	(1,174)	(2,992)	—
Excess Carrying Value	—	13,024	—	—
Carrying Value	$134,766	$156,524	$347,008	$—

The Company and PetroQuest Energy, L.L.C. (the “Borrower”) have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank, Bank of America, N.A. and The Bank of Nova Scotia. The Credit Agreement provides the Company with a revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement.

The Credit Agreement does not presently allow the Company to issue letters of credit thereunder. The credit facility matures on the earlier of June 4, 2020 or February 19, 2017 if any portion of the Company’s 2017 Notes remains outstanding as of such date which has not been refinanced with either permitted refinancing debt or permitted second lien debt with a maturity date no earlier than 180 days after June 4, 2020, all as defined in the Credit Agreement.
The borrowing base under the Credit Agreement is determined by March 31 and September 30 of each year and is based upon the valuation of the reserves attributable to the Company’s oil and gas properties as of January 1 and July 1 of each year. If the Company incurs any borrowings, or causes the lenders to issue any letters of credit, under the Credit Agreement (the “Financial Covenant Reinstatement Date”), two interim redeterminations would occur on July 31 and December 31 of each year commencing on the first July 31 or December 31 subsequent to the Financial Covenant Reinstatement Date. The Company or the lenders may also request two additional borrowing base re-determinations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced. As of June 30, 2016, the borrowing base and aggregate commitments of the lenders were both $22.5 million. The Company has no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The obligation of the lenders to make loans on the account of any borrowing or issue letters of credit under the Credit Agreement, include that (i) at the time of and after giving effect to the requested borrowing or issuance, the Company will be in compliance with the restrictive financial covenants described below, (ii) at the time of and after giving effect to the requested borrowing or issuance, there will be no Excess Cash, defined as any unrestricted cash and cash equivalents of the Company or any of its other Subsidiaries that exceeds $10 million, and (iii) after giving effect to the requested borrowing or issuance, the aggregate amount of borrowings outstanding under (and letters of credit issued pursuant to) the Credit Agreement will not exceed $5 million. In addition, the Company is obligated to make mandatory prepayments on each business day from and after the Financial Covenant Reinstatement Date in the amount of any Excess Cash on such day and, once the borrowings are fully prepaid, the Company is required to pay any Excess Cash to the administrative agent under the Credit Agreement to provide cash collateral for any outstanding letters of credit. The Company anticipates that, pursuant to the restrictive financial covenants described below, the Company will not be able to utilize the borrowing base for the foreseeable future.
The Credit Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, including a lien on all equipment and at least 90% of the aggregate total value of the Borrower’s oil and gas properties. Outstanding balances under the Credit Agreement bear interest at the alternate base rate (“ABR”) plus a margin (based on a sliding scale of 1% to 2% depending on total commitments) or the adjusted LIBO rate (“Eurodollar”) plus a margin (based on a sliding scale of 2% to 3% depending on total commitments). The alternate base rate is equal to the highest of (i) the JPMorgan Chase prime rate, (ii) the Federal Funds Effective Rate plus 0.5% or (iii) the adjusted LIBO rate (subject to a floor of 0.0%) plus 1%.  For the purposes of the definition of alternate base rate only, the adjusted LIBO rate for any day is based on the LIBO Rate at approximately 11:00 a.m. London time on such day. For all other purposes, the adjusted LIBO rate is equal to the rate at which Eurodollar deposits in the London interbank market for one, two, three or six months (as selected by the Company) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities. Outstanding letters of credit will be charged a participation fee at a per annum rate equal to the margin applicable to Eurodollar loans, a fronting fee and customary administrative fees. In addition, the Company pays commitment fees of 0.5% of the average daily unused amount of the commitments.
The Company and its subsidiaries are not presently, but will become, subject to certain restrictive financial covenants under the Credit Agreement after the Financial Covenant Restatement Date, including (i) a maximum ratio of total debt to EBITDAX (as of the last day of any fiscal quarter for the fiscal quarter period then ending) multiplied by four of 4.00 to 1.0 as of the last day of any fiscal quarter, (ii) a minimum ratio of consolidated current assets (including unused availability but excluding non-cash assets under ASC 815) to consolidated current liabilities (excluding non-cash obligations under ASC 815 and ASC 410 and, for the fiscal quarters ending September 30, 2016 and December 31, 2016, liabilities in respect of the Company’s 2017 Notes) of 1.0 to 1.0 as of the last day of any fiscal quarter and (iii) a minimum ratio of EBITDAX to total cash interest expense, determined on a four quarter basis as of the end of each fiscal quarter, of 3.0 to 1.0, as of the last day of any fiscal quarter, all as defined in the Credit Agreement.
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

Note 6—Asset Retirement Obligation
The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Six Months Ended June 30,
	2016	2015
Asset retirement obligation, beginning of period	$42,556	$54,970
Liabilities incurred	—	397
Liabilities settled	(2,574)	(1,186)
Accretion expense	1,226	1,682
Revisions in estimates	291	554
Divestiture of oil and gas properties	(17)	(1,794)
Asset retirement obligation, end of period	41,482	54,623
Less: current portion of asset retirement obligation	(1,496)	(1,405)
Long-term asset retirement obligation	$39,986	$53,218

Note 7—Ceiling Test

The Company uses the full cost method to account for its oil and gas properties. Accordingly, the costs to acquire, explore for and develop oil and gas properties are capitalized. Capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from estimated proved oil and gas reserves, including the effects of cash flow hedges in place, discounted at 10%, plus the lower of cost or fair value of unevaluated properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to ceiling test write-down of oil and gas properties in the quarter in which the excess occurs.

In accordance with SEC requirements, the estimated future net cash flows from estimated proved reserves are based on an average of the first day of the month spot price for a historical 12-month period, adjusted for quality, transportation fees and market differentials. At March 31, 2016 and June 30, 2016, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at that date, averaged $2.19 and $2.15 per Mcf of natural gas, $45.92 and $42.12 per barrel of oil and $1.91 and $1.71 per Mcfe of Ngl, respectively. As a result of lower commodity prices and their negative impact on the Company's estimated proved reserves and estimated future net cash flows, the Company recognized ceiling test write-downs of approximately $18.9 million and $12.8 million during the three months ended March 31, 2016 and June 30, 2016, respectively. The Company’s cash flow hedges in place at March 31, 2016 and June 30, 2016 decreased the ceiling test write-downs by approximately $0.8 million and $0.2 million, respectively.

At March 31, 2015 and June 30, 2015, the prices used in computing the estimated future net cash flows from the Company's estimated proved reserves, including the effect of hedges in place at that date, averaged $3.31 and $3.20 per Mcf of natural gas, $81.33 and $71.27 per barrel of oil and $3.52 and $3.35 per Mcfe of Ngl, respectively. As a result of lower commodity prices and their negative impact on the Company's estimated proved reserves and estimated future net cash flows, the Company recognized ceiling test write-downs of approximately $108.9 million and $65.5 million during the three months ended March 31, 2015 and June 30, 2015, respectively. The Company's cash flow hedges in place at March 31, 2015 and June 30, 2015 increased the ceiling test write-downs by approximately $14 million and $1 million, respectively.

Note 8—Derivative Instruments

The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At June 30, 2016, the Company's derivative instrument was designated as an effective cash flow hedge.
Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $1,155,000 and $4,181,000, oil hedges of $0 and ($288,000) and Ngl hedges of $0 and $136,000 for the three months ended June 30, 2016 and 2015, respectively.

Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $2,187,000 and $6,505,000, oil hedges of $0 and ($261,000) and Ngl hedges of $0 and $157,000 for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, the Company had entered into the following commodity derivative instrument:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
July 2016 - December 2016	Swap	5,000 Mmbtu	$2.50
At June 30, 2016, the Company had recognized an accumulated other comprehensive loss of approximately $0.5 million related to the estimated fair value of its effective cash flow hedges. Based on estimated future commodity prices as of June 30, 2016, the Company would reclassify approximately $0.3 million, net of taxes, of accumulated other comprehensive loss into earnings during the next six months. These losses are expected to be reclassified to oil and gas sales based on the schedule of gas volumes stipulated in the derivative contracts.
Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedge in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheet at June 30, 2016 and December 31, 2015:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
June 30, 2016	Derivative liability	$(473)
December 31, 2015	Derivative asset	$1,508
Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the three months ended June 30, 2016 and 2015:

Instrument	Amount of Loss Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain Reclassified into Income
Commodity Derivatives at June 30, 2016	$(595)	Oil and gas sales	$1,155
Commodity Derivatives at June 30, 2015	$(1,471)	Oil and gas sales	$4,029

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the six months ended June 30, 2016 and 2015

Instrument	Amount of Gain Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain Reclassified into Income
Commodity Derivatives at June 30, 2016	$206	Oil and gas sales	$2,187
Commodity Derivatives at June 30, 2015	$3,446	Oil and gas sales	$6,401

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instrument at June 30, 2016 was in the form of a swap based on NYMEX pricing for natural gas. The fair value of this derivative is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
June 30, 2016	$—	$(473)	$—
December 31, 2015	$—	$1,508	$—
The fair value of the Company's cash and cash equivalents approximated book value at June 30, 2016 and December 31, 2015. The fair value of the 2017 Notes was approximately $68.6 million and $238 million as of June 30, 2016 and December 31, 2015, respectively, as compared to the book value of $135.6 million and $350.0 million, respectively. The fair value of the 2021 Notes was approximately $98.4 million as of June 30, 2016 as compared to the book value of $157.7 million (including the $13.0 million excess of future undiscounted cash flows from the 2021 Notes over the remaining carrying value of the 2017 Notes described in Note 5) and the face value of $144.7 million. The fair value of the 2017 and 2021 Notes was determined based upon market quotes provided by an independent broker, which represents a Level 2 input.
Note 10—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs recognized, the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $166.6 million as of June 30, 2016.

Note 11 - Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended June 30, 2016 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of March 31, 2016	$802	$—	$802
Other comprehensive income before reclassifications:
Change in fair value of derivatives	(595)	—	(595)
Income tax effect	221	(176)	45
Net of tax	(374)	(176)	(550)
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(1,155)	—	(1,155)
Income tax effect	430	—	430
Net of tax	(725)	—	(725)
Net other comprehensive loss	(1,099)	(176)	(1,275)
Balance as of June 30, 2016	$(297)	$(176)	$(473)

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the six month period ended June 30, 2016 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2015	$947	$—	$947
Other comprehensive income before reclassifications:
Change in fair value of derivatives	206	—	206
Income tax effect	(77)	(176)	(253)
Net of tax	129	(176)	(47)
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(2,187)	—	(2,187)
Income tax effect	814	—	814
Net of tax	(1,373)	—	(1,373)
Net other comprehensive loss	(1,244)	(176)	(1,420)
Balance as of June 30, 2016	$(297)	$(176)	$(473)

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended June 30, 2015 (in thousands):

Gains and Losses on Cash Flow Hedges
Balance as of March 31, 2015	$7,018
Other comprehensive loss before reclassifications:
Change in fair value of derivatives	(1,471)
Income tax effect	547
Net of tax	(924)
Amounts reclassified from accumulated other comprehensive loss:
Oil and gas sales	(4,029)
Income tax effect	1,499
Net of tax	(2,530)
Net other comprehensive income	(3,454)
Balance as of June 30, 2015	$3,564

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the six month period ended June 30, 2015 (in thousands):

Gains and Losses on Cash Flow Hedges
Balance as of December 31, 2014	$5,420
Other comprehensive income before reclassifications:
Change in fair value of derivatives	3,446
Income tax effect	(1,282)
Net of tax	2,164
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(6,401)
Income tax effect	2,381
Net of tax	(4,020)
Net other comprehensive income	(1,856)
Balance as of June 30, 2015	$3,564

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with primary operations in Texas, Louisiana and the shallow waters of the Gulf of Mexico. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins.
We have successfully diversified into onshore, longer life basins through a combination of selective acquisitions and drilling activity, partially offset by our recent asset divestitures in Oklahoma as discussed below. As a result of our transition to lower-risk, longer life basins, we have realized a 95% drilling success rate on 913 gross wells drilled over the last 10 years.
On June 4, 2015, we completed the sale of a majority of our interests in the Woodford Shale and Mississippian Lime for $260.2 million. In March 2016, we sold certain non-producing assets in East Texas for $7 million and in April 2016, we sold the majority of the remainder of our Woodford Shale assets for approximately $18 million.
Our liquidity position continues to be negatively impacted by the prolonged decline in commodity prices that began in late 2014. At June 30, 2016, we had $68.9 million in cash and approximately $280 million of debt represented by our 2017 Notes and 2021 Notes, $136 million of which becomes due in September 2017. For the six months ended June 30, 2016, our net loss available to common stockholders totaled $63.3 million and our negative cash flow from operating activities totaled $26.1 million. Although we have no borrowings outstanding under our Credit Agreement, we do not believe we will be able to utilize the Credit Agreement for the foreseeable future as a result of the financial covenants thereunder. We are evaluating additional sources of liquidity including asset sales, joint ventures, exchange offers and alternative financing arrangements to replace the Credit Agreement, but there is no assurance that these sources will provide sufficient, if any, incremental liquidity.
In response to lower commodity prices we have implemented a variety of initiatives aimed at preserving liquidity. In addition to the recent asset sales discussed above, we have reduced our 2016 capital expenditure budget to between $15 million and $20 million, a significant reduction from 2015 spending of approximately $65 million, as well as suspended the quarterly dividend on our outstanding Series B Preferred Stock beginning with the dividend payment in April 2016 (which will save $5.1 million annually). We are also working to reduce our cash costs by at least 25% from 2015 levels.
Our significantly decreased level of capital spending has had and is expected to continue to have a negative impact on our production and cash flow from operating activities. We expect production to continue to decline throughout 2016 and when combined with current commodity prices and our existing cost structure, including 10% interest expense on the $280 million of debt, we believe that we will continue to incur significant losses and negative cash flow from operating activities for the remainder of 2016. We are evaluating various options to address the September 2017 maturity of our remaining 2017 Notes as well as assessing our overall capital structure. See "Liquidity and Capital Resources" below for more information.
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
Our hedges are specifically referenced to NYMEX prices for natural gas. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At June 30, 2016, our derivative instrument was designated as an effective cash flow hedge.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Production:
Oil (Bbls)	114,319	151,223	254,308	298,437
Gas (Mcf)	4,272,820	7,167,270	9,820,297	15,082,774
Ngl (Mcfe)	1,045,858	1,584,284	2,292,490	3,160,826
Total Production (Mcfe)	6,004,592	9,658,892	13,638,635	20,034,222
Sales:
Total oil sales	$4,936,757	$8,587,332	$9,295,501	$15,540,233
Total gas sales	8,853,527	19,927,230	19,571,735	41,577,325
Total ngl sales	2,034,342	4,035,571	4,277,104	8,883,616
Total oil, gas, and ngl sales	$15,824,626	$32,550,133	$33,144,340	$66,001,174
Average sales prices:
Oil (per Bbl)	$43.18	$56.79	$36.55	$52.07
Gas (per Mcf)	2.07	2.78	1.99	2.76
Ngl (per Mcfe)	1.95	2.55	1.87	2.81
Per Mcfe	2.64	3.37	2.43	3.29
The above sales and average sales prices include increases (decreases) to revenue related to the settlement of gas hedges of $1,155,000 and $4,181,000, oil hedges of $0 and ($288,000) and Ngl hedges of $0 and $136,000 for the three months ended June 30, 2016 and 2015, respectively. The above sales and average sales prices include increases (decreases) to revenue related to the settlement of gas hedges of $2,187,000 and $6,505,000, oil hedges of $0 and ($261,000) and Ngl hedges of $0 and $157,000 for the six months ended June 30, 2016 and 2015, respectively. Please see Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for further details on our hedging program and our current hedging arrangements.
Net loss available to common stockholders totaled $24,143,000 and $61,083,000 for the quarters ended June 30, 2016 and 2015, respectively, while net loss available to common stockholders totaled $63,280,000 and $183,323,000 for the six months ended June 30, 2016 and 2015, respectively. The primary fluctuations were as follows:
Production Total production decreased 38% and 32% during the three and six month periods ended June 30, 2016, respectively, as compared to the 2015 periods. The decreases in total production were primarily the result of the divestment of a majority of our Oklahoma assets on June 4, 2015 and normal production declines at our Gulf Coast and East Texas fields. Partially offsetting these decreases was the successful completion of our Thunder Bayou discovery, which commenced production in June 2015. Due to the current low commodity price environment, our capital expenditures budget for 2016 is significantly reduced as compared to 2015. As a result of the substantial decrease in capital spending, combined with our 2015 and 2016 Oklahoma divestments, we expect our total production for the remainder of 2016 to continue to decrease as compared to 2015.
Gas production during the three and six month periods ended June 30, 2016 decreased 40% and 35%, respectively, from the comparable periods in 2015. The decreases were primarily the result of the divestment of a majority of our Oklahoma assets on June 4, 2015 and normal production declines at our Gulf Coast and East Texas fields. Partially offsetting these decreases was the successful completion of our Thunder Bayou discovery. We expect our average daily gas production to decrease during the remainder of 2016 as compared to 2015 due to our 2015 and 2016 Oklahoma divestments and substantial decrease in capital spending.
Oil production during the three and six month periods ended June 30, 2016 decreased 24% and 15%, respectively, from the 2015 periods due primarily to normal production declines at our Gulf Coast and East Texas fields and downtime at certain of our Gulf of Mexico properties during the first quarter of 2016 due to a damaged third party pipeline. Partially offsetting these decreases was an increase due to the commencement of production at our Thunder Bayou discovery in June 2015. As a result of normal production declines and substantial decrease in capital spending, we expect our average daily oil production to continue to decrease during the remainder of 2016 as compared to 2015.
Ngl production during the three and six month periods ended June 30, 2016 decreased 34% and 27%, respectively, from the respective 2015 periods primarily due to our 2015 Oklahoma divestiture and normal production declines at certain of our Gulf Coast and East Texas fields. Additionally, Ngl production declined at several of our fields in the Gulf Coast where we decided to cease processing until prices improve for the residual products. Offsetting these decreases was the successful completion of our Thunder Bayou discovery. We expect our average daily Ngl production to continue to decrease during the remainder of 2016 as compared to 2015 primarily due to the divestment of the liquids rich portion of our Oklahoma acreage position and substantial decrease in capital spending.
Prices Including the effects of our hedges, average gas prices per Mcf for the three and six month periods ended June 30, 2016 were $2.07 and $1.99, respectively, as compared to $2.78 and $2.76 for the respective 2015 periods. Average oil prices per Bbl for the three and six months ended June 30, 2016 were $43.18 and $36.55, respectively, as compared to $56.79 and $52.07 for the respective 2015 periods and average Ngl prices per Mcfe were $1.95 and $1.87 for the three and six months ended June 30, 2016, respectively, as compared to $2.55 and $2.81 for the respective 2015 periods. Stated on an Mcfe basis, unit prices received during the three and six months ended June 30, 2016 were 22% and 26% lower, respectively, than the prices received during the comparable 2015 periods.
Revenue Including the effects of hedges, oil and gas sales during the three months ended June 30, 2016 decreased 51% to $15,824,000, as compared to oil and gas sales of $32,550,000 during the 2015 period. Including the effects of hedges, oil and gas sales during the six months ended June 30, 2016 decreased 50% to $33,144,000, as compared to oil and gas sales of $66,001,000 during the 2015 period. These decreases were primarily the result of lower average realized prices for our production during 2016 as well as decreased production as discussed above.
Expenses Lease operating expenses for the three and six months ended June 30, 2016 totaled $6,864,000 and $15,041,000, respectively, as compared to $11,191,000 and $22,093,000 during the respective 2015 periods. Per unit lease operating expenses totaled $1.14 and $1.10 per Mcfe, respectively, during the three and six month periods ended June 30, 2016 as compared to $1.16 and $1.10 per Mcfe during the respective 2015 periods. Total lease operating expenses decreased during the three and six months ended June 30, 2016 primarily as a result of our Oklahoma divestitures. As a result of our Oklahoma divestitures, we expect total lease operating expenses during the remainder of 2016 to decrease as compared to 2015.
Production taxes for the three and six months ended June 30, 2016 totaled ($48,000) and $290,000, respectively, as compared to $948,000 and $1,904,000, respectively, during the 2015 periods. Per unit production taxes totaled ($0.01) and $0.02 per Mcfe, respectively, during the three and six month periods ended June 30, 2016 as compared to $0.10 per Mcfe during the comparable 2015 periods. The decreases in production taxes were primarily due to lower commodity prices for our production during the 2016 periods as compared to the 2015 periods as severance taxes for the majority of our properties that are subject to severance taxes are assessed on the value of oil and gas sales. Additionally, during the second quarter of 2016 we received production tax refunds on certain of our East Texas wells which have now qualified for a gas tax credit. As a result of the current commodity pricing environment and lower estimated production as a result of our 2015 and 2016 Oklahoma divestitures, we expect a continued decrease in our total and per unit production taxes during 2016 as compared to 2015.
General and administrative expenses during the three and six months ended June 30, 2016 totaled $3,871,000 and $12,470,000, respectively, as compared to $6,519,000 and $11,858,000 during the 2015 periods. General and administrative expenses during the six months ended June 30, 2016 included $4,808,000 of costs related to the issuance of the 2021 Notes. ASC Topic 470-60

"Troubled Debt Restructurings by Debtors" requires financing costs related to a troubled debt restructuring to be expensed in the period incurred. Offsetting this increase were lower employee related costs, including share-based compensation. Included in general and administrative expenses for the three and six month periods ended June 30, 2016 were share-based compensation costs of $582,000 and $1,095,000, respectively, compared to $1,434,000 and $2,952,000, respectively, during the 2015 periods. We capitalized $1,634,000 and $3,188,000, respectively, of general and administrative expenses during the three and six month periods ended June 30, 2016 compared to $2,357,000 and $4,597,000, respectively, during the 2015 periods. We expect total general and administrative expenses during the remainder of 2016 to be lower than 2015.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three and six months ended June 30, 2016 totaled $7,014,000, or $1.17 per Mcfe, and $16,964,000, or $1.24 per Mcfe, respectively, as compared to $17,996,000, or $1.86 per Mcfe, and $38,313,000, or $1.91 per Mcfe, respectively, during the comparable 2015 periods. The decreases in the per unit DD&A rate are primarily the result of the recent ceiling test write-downs. As a result of current year ceiling test write-downs, we expect our DD&A rate to be lower for the remainder of 2016.
At March 31, 2016 and June 30, 2016, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at that date, averaged $2.19 and $2.15 per Mcf of natural gas, $45.92 and $42.12 per barrel of oil and $1.91 and $1.71 per Mcfe of Ngl, respectively. As a result of lower commodity prices and their negative impact on our estimated proved reserves and estimated future net cash flows, we recognized ceiling test write-downs of approximately $12,782,000 and $31,639,000 during the three and six month periods ended June 30, 2016, respectively.  At March 31, 2015 and June 30, 2015, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at that date, averaged $3.31 and $3.20 per Mcf of natural gas, $81.33 and $71.27 per barrel of oil and $3.52 and $3.35 per Mcfe of Ngl, respectively. As a result of lower commodity prices and their negative impact on our estimated proved reserves and estimated future net cash flows, we recognized ceiling test write-downs of approximately $65,495,000 and $174,406,000 during the three and six month periods ended June 30, 2015, respectively. See Note 7, “Ceiling Test” for further discussion of the ceiling test write-downs. Utilizing current strip prices for oil and gas prices for the third quarter of 2016 and projecting the effect on the estimated future net cash flows from our estimated proved reserves as of June 30, 2016, we expect to recognize an additional ceiling test write-down of $4 million to $8 million in the third quarter of 2016.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $6,503,000 and $14,760,000 during the three and six months ended June 30, 2016, respectively, as compared to $8,596,000 and $16,470,000, respectively, during the 2015 periods. During the three and six month periods ended June 30, 2016, our capitalized interest totaled $247,000 and $555,000, respectively, as compared to $1,379,000 and $3,376,000, respectively, during the 2015 periods. The decrease in interest expense during the 2016 periods was the result of the Exchange, including an $868,000 non-cash reduction related to the amortization of the excess carrying value on the Exchange (see Note 5 - Long-Term Debt), as well as the repayment of our bank debt in June 2015.
Income tax expense during the three and six months ended June 30, 2016 was $475,000 and $561,000, respectively, as compared to income tax expense of $2,000,000 and $1,073,000 during the comparable 2015 periods. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of ceiling test write-downs, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $166,551,000 as of June 30, 2016.
Liquidity and Capital Resources
We have historically financed our acquisition, exploration and development activities principally through cash flow from operations, bank borrowings, issuances of equity and debt securities, joint ventures and sales of assets. However, our liquidity position continues to be negatively impacted by the prolonged decline in commodity prices that began in late 2014. At June 30, 2016, we had $68.9 million in cash and approximately $280 million of debt represented by our 2017 Notes and 2021 Notes. In addition, at June 30, 2016, we had a working capital deficit of approximately $0.3 million as compared to a working capital surplus of approximately $50.5 million as of December 31, 2015. The decrease in working capital is primarily due to the $58.4 million in cash payments made in connection with the Exchange discussed in "Source of Capital: Debt" below. In addition, due to the prolonged decline in commodity prices and our substantial debt outstanding, we have continued to incur significant losses and negative cash flow from operating activities. For the six months ended June 30, 2016, our net loss available to common stockholders totaled $63.3 million and negative cash flow from operating activities totaled $26.1 million.

Although we have no borrowings outstanding under our Credit Agreement, we are not permitted to borrow under the Credit Agreement until such time as we are able to comply with the financial covenants thereunder. We expect that for the foreseeable future we will not be permitted to borrow under the Credit Agreement, and when we are able to comply with the financial covenants under the Credit Agreement, our ability to utilize the borrowing base thereunder will be limited to $5 million, subject to certain terms and conditions. For additional information, see "Source of Capital: Debt" below.
Our liquidity may be further negatively impacted by federal bonding requirements related to our properties located on the Outer Continental Shelf (the "OCS"). To cover the various obligations of lessees on the OCS, the BOEM and the BSEE generally require that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be satisfied. Because we are not exempt from the BOEM's supplemental bonding requirements, we engage surety companies to post the requisite bonds. Pursuant to the terms of our surety agreements, we may be required to post collateral at the surety companies' discretion. Two of our surety companies have requested collateral be posted to support certain of the bonds issued on our behalf and to date, we have provided cash deposits totaling $5.2 million to partially satisfy these requests. The surety companies may request additional collateral which could have a material adverse effect on our liquidity position. If we fail to satisfy the request for collateral, we may be in default under our agreements with the surety companies, which could cause a cross-default under our Credit Agreement and potentially the indenture governing the 2021 Notes. In addition, recently updated BOEM financial assurance and risk management requirements may increase the amount of surety bonds or other security required to be provided by us. For additional information, see "Item 1A Risk Factors - We may be required to post additional collateral to satisfy the collateral requirements related to the surety bonds that secure our offshore decommissioning obligations or to increase the amount of surety bonds or other security required pursuant to updated BOEM financial assurance and risk management requiremrnts".
In response to lower commodity prices and the resulting impact to our liquidity, we have recently completed asset sales generating approximately $25 million in net proceeds. In addition, we have implemented a variety of cost cutting initiatives aimed at preserving liquidity:

•	we have reduced our 2016 capital expenditure budget to between $15 million and $20 million, a significant reduction from 2015 spending of approximately $65 million;

•	we have suspended the quarterly dividend on our outstanding Series B Preferred Stock beginning with the dividend payment in April 2016, which will save $5.1 million annually; and

•
we are also working to reduce our cash costs by at least 25% from 2015 levels, including the interest expense savings realized through debt repayments under our Credit Agreement as well as through the Exchange discussed in "Source of Capital; Debt" below.

Our substantially decreased level of capital spending has had and is expected to continue to have a negative impact on our production and cash flow from operating activities. We expect production to continue to decline throughout 2016 and when combined with current commodity prices and our existing cost structure, including 10% interest expense on the $280 million of debt represented by our 2017 Notes and 2021 Notes, we believe that we will continue to incur significant losses and negative cash flow from operating activities for the remainder of 2016. In addition, $136 million of the indebtedness represented by our 2017 Notes will mature on September 1, 2017 and would be reflected as a current liability on our September 30, 2016 balance sheet if not refinanced prior to the filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, which would raise substantial doubt about our ability to continue as a going concern.
We are evaluating additional sources of liquidity including asset sales, joint ventures, exchange offers and alternative financing arrangements to replace the Credit Agreement, but there is no assurance that these sources will provide sufficient, if any, incremental liquidity. We are also evaluating various options to address the September 2017 maturity of our 2017 Notes as well as assessing our overall capital structure. These options include additional public or private exchanges of 2017 Notes for new secured debt and/or common stock, refinancing the 2017 Notes with unsecured debt and/or common stock as well as a broader restructuring of our 2017 and 2021 Notes. To assist the Board of Directors and management team in evaluating these options, we have retained Jefferies LLC and Seaport Global as our financial advisors and Porter Hedges LLP as our legal advisor. There is no assurance that any refinancing or debt or equity restructuring will be possible or that additional equity or debt financing can be obtained on acceptable terms, if at all. If we are unable to improve our liquidity position, and refinance or restructure our debt, we may seek bankruptcy protection to continue our efforts to restructure our business and capital structure. As a part of that process, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements. See "Item 1A Risk Factors - We may seek the protection of the Bankruptcy Court, which may harm our business and place equity holders at significant risk of losing all of their interests in the Company".
Source of Capital: Operations
Net cash flow provided by (used in) operations decreased from $5.6 million during the six months ended June 30, 2015 to ($26.1) million during the 2016 period. The decrease in operating cash flow during 2016 as compared to 2015 is primarily attributable to decreases in oil and gas revenues as well as the timing of payment of payables based on operational activity.

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
In March 2016, we sold certain non-producing assets in East Texas for $7 million in connection with the negotiation of a joint venture. Negotiations of the terms and conditions of this joint venture are currently ongoing. If we are unable to reach an agreement with respect to the joint venture, we will be required to purchase the non-producing assets for $5.0 million on or before December 31, 2016.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of our 10% Senior Notes due 2017. On July 3, 2013, we issued an additional $200 million in principal amount of our 10% Senior Notes due 2017 (collectively, the "2017 Notes").
On January 14, 2016, we announced the commencement of the Exchange and consent solicitation (the "Consent Solicitation") to certain eligible holders of our outstanding 2017 Notes. The Exchange closed on February 17, 2016, and in satisfaction of the tender of $214.4 million in aggregate principal amount of the 2017 Notes, representing approximately 61% of the outstanding aggregate principal amount of 2017 Notes, in the Exchange, we (i) paid approximately $53.6 million of cash, (ii) issued $144.7 million aggregate principal amount of our new 10% Second Lien Senior Secured Notes due 2021 (the "2021 Notes") and (iii) issued approximately 1.1 million shares of our common stock. Following the completion of the Exchange, $135.6 million in aggregate principal amount of the 2017 Notes remain outstanding. The Consent Solicitation eliminated or waived substantially all of the restrictive covenants contained in the indenture governing the 2017 Notes.
The following table reconciles the face value of the 2017 Notes and 2021 Notes to the carrying value included in our Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	2017 Notes	2021 Notes	2017 Notes	2021 Notes
Face Value	$135,621	$144,674	$350,000	$—
Deferred Financing Costs	(855)	(1,174)	(2,992)	—
Excess Carrying Value	—	13,024	—	—
Carrying Value	$134,766	$156,524	$347,008	$—
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
The 2021 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year beginning August 15, 2016. At June 30, 2016, $5.4 million had been accrued in connection with the August 15, 2016 payment. Interest on the 2017 Notes is payable semi-annually on March 1 and September 1 and the 2017 Notes mature on September 1, 2017. At June 30, 2016, $4.5 million had been accrued in connection with the September 1, 2016 interest payment.
We have a Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank, Bank of America, N.A. and The Bank of Nova Scotia. The Credit Agreement provides us with a revolving credit facility that permits borrowings based on the commitments of the lenders and the available borrowing base as determined in accordance with the Credit Agreement. The Credit Agreement does not presently allow us to issue letters of credit thereunder. The credit facility matures on the earlier of June 4, 2020 or February 19, 2017 if any portion of our 2017 Notes remains outstanding as of such date which has not been refinanced with either permitted refinancing debt or permitted second lien debt with a maturity date no earlier than 180 days after June 4, 2020, all as defined in the Credit Agreement.
The borrowing base under the Credit Agreement is determined by March 31 and September 30 of each year and is based upon the valuation of the reserves attributable to our oil and gas properties as of January 1 and July 1 of each year. If we incur any borrowings, or cause the lenders to issue any letters of credit, under the Credit Agreement (the “Financial Covenant Reinstatement Date”), two interim redeterminations would occur on July 31 and December 31 of each year commencing on the first July 31 or December 31 subsequent to the Financial Covenant Reinstatement Date. We or the lenders may also request two additional borrowing base re-determinations each year. Each time the borrowing base is to be re-determined, the administrative agent under the Credit Agreement will propose a new borrowing base as it deems appropriate in its sole discretion, which must be approved by all lenders if the borrowing base is to be increased, or by lenders holding two-thirds of the amounts outstanding under the Credit Agreement if the borrowing base remains the same or is reduced. As of June 30, 2016, the borrowing base and aggregate commitments of the lenders were both $22.5 million. We have no borrowings outstanding under (and no letters of credit issued pursuant to) the Credit Agreement.
The obligation of the lenders to make loans on the account of any borrowing or issue letters of credit under the Credit Agreement, include that (i) at the time of and after giving effect to the requested borrowing or issuance, we will be in compliance with the restrictive financial covenants described below, (ii) at the time of and after giving effect to the requested borrowing or issuance, there will be no Excess Cash, defined as any unrestricted cash and cash equivalents of the Company or any of its other Subsidiaries that exceeds $10 million, and (iii) after giving effect to the requested borrowing or issuance, the aggregate amount of borrowings outstanding under (and letters of credit issued pursuant to) the Credit Agreement will not exceed $5 million. In addition, we are obligated to make mandatory prepayments on each business day from and after the Financial Covenant Reinstatement Date in the amount of any Excess Cash on such day and, once the borrowings are fully prepaid, we are required to pay any Excess Cash to the administrative agent under the Credit Agreement to provide cash collateral for any outstanding letters of credit. Based on our expectations for the third quarter of 2016, we anticipate that, pursuant to the restrictive financial covenants described below, we will not be able to utilize the borrowing base for the foreseeable future.
The Credit Agreement is secured by a first priority lien on substantially all of our assets and our subsidiaries, including a lien on all equipment and at least 90% of the aggregate total value of the Borrower’s oil and gas properties. Outstanding balances under the Credit Agreement bear interest at the alternate base rate (“ABR”) plus a margin (based on a sliding scale of 1% to 2% depending on total commitments) or the adjusted LIBO rate (“Eurodollar”) plus a margin (based on a sliding scale of 2% to 3% depending on total commitments). The alternate base rate is equal to the highest of (i) the JPMorgan Chase prime rate, (ii) the Federal Funds Effective Rate plus 0.5% or (iii) the adjusted LIBO rate (subject to a floor of 0.0%) plus 1%.  For the purposes of the definition of alternate base rate only, the adjusted LIBO rate for any day is based on the LIBO Rate at approximately 11:00 a.m. London time on such day. For all other purposes, the adjusted LIBO rate is equal to the rate at which Eurodollar deposits in the London interbank market for one, two, three or six months (as selected by us) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities. Outstanding letters of credit will be charged a participation fee at a per annum rate equal to the margin applicable to Eurodollar loans, a fronting fee and customary administrative fees. In addition, we pay commitment fees of 0.5% of the average daily unused amount of the commitments.
We and our subsidiaries are not presently, but will become, subject to certain restrictive financial covenants under the Credit Agreement after the Financial Covenant Restatement Date, including (i) a maximum ratio of total debt to EBITDAX (as of the last day of any fiscal quarter for the fiscal quarter period then ending) multiplied by four of 4.00 to 1.0 as of the last day of any fiscal quarter, (ii) a minimum ratio of consolidated current assets (including unused availability but excluding non-cash assets under ASC 815) to consolidated current liabilities (excluding non-cash obligations under ASC 815 and ASC 410 and, for the fiscal quarters ending September 30, 2016 and December 31, 2016, liabilities in respect of our 2017 Notes) of 1.0 to 1.0 as of the last day of any fiscal quarter and (iii) a minimum ratio of EBITDAX to total cash interest expense, determined on a four quarter basis as of the end of each fiscal quarter, of 3.0 to 1.0, as of the last day of any fiscal quarter, all as defined in the Credit Agreement.
The Credit Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. The Credit Agreement also currently prohibits us from declaring and paying dividends on its Series B Preferred Stock.

Source of Capital: Issuance of Securities
Our shelf registration statement, which expires in September 2016, allows us to publicly offer and sell up to $350 million of any combination of debt securities, shares of common and preferred stock, depositary shares and warrants. The registration statement does not provide any assurance that we will or could sell any such securities.
Use of Capital: Exploration and Development
Our 2016 capital expenditure budget, which includes capitalized interest and general and administrative costs, is expected to range between $15 million and $20 million (which from the midpoint of such range, represents a 73% reduction from our 2015 capital expenditures), of which $8.4 million was incurred during the first six months of 2016, before consideration of $7 million of proceeds received from the sale of certain East Texas non-producing assets. During the six months ended June 30, 2016, we funded our capital expenditures with cash on hand. We plan to fund our capital expenditures during the remainder of 2016 with cash on hand.
Use of Capital: Acquisitions
We do not budget for acquisitions; however, we are continuously evaluating opportunities to expand our existing asset base or establish positions in new core areas.
We expect to finance our future acquisition activities, if consummated, through cash on hand. We may also utilize sales of equity or debt securities, sales of properties or assets or joint venture arrangements with industry partners, if necessary. We cannot assure you that such additional financings will be available on acceptable terms, if at all.
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
Among those risks, trends and uncertainties are: the volatility of oil and natural gas prices and significantly depressed oil prices since the end of 2014; our indebtedness and the significant amount of cash required to service our indebtedness; our ability to improve our liquidity position and refinance or restructure our indebtedness, including our remaining 2017 Notes; the potential need to sell assets or seek bankruptcy protection; our estimate of the sufficiency of our existing capital sources, including availability under our bank credit facility and the result of any borrowing base redetermination; our ability to post additional collateral to satisfy our offshore decommissioning obligations; our ability to hedge future production to reduce our exposure to price volatility in the current commodity pricing market; ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices; our ability to raise capital to fund cash requirements for future operations; limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by our bank credit facility and restrictive debt covenants; our ability to find, develop, produce oil and natural gas reserves that are economically recoverable and to replace reserves and sustain production; approximately 50% of our production being exposed to the additional risk of severe weather, including hurricanes and tropical storms and flooding, and natural disasters; losses and liabilities from uninsured or underinsured drilling and operating activities; changes in laws and governmental regulations as they relate to our operations; the operating hazards attendant to the oil and gas business; the volatility of our stock price; and our ability to meet the continued listing standards of the New York Stock Exchange with respect to our common stock or to cure any deficiency with respect thereto.
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
Commodity Price Risk
Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of 2016, a 10% change in the prices we receive for our crude oil, natural gas and natural gas liquids production would have a $2.5 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the six months ended June 30, 2016, we received $2.2 million from the counterparties to our derivative instruments in connection with hedge settlements.
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
Our Credit Agreement requires that the counterparties to our hedge contracts be lenders under the Credit Agreement or, if not a lender under the Credit Agreement, rated A-/A3 or higher by S&P or Moody’s. Currently, the counterparty to our existing hedge contract is a lender under the Credit Agreement.
As of June 30, 2016, we had entered into the following commodity derivative instrument:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
July 2016 - December 2016	Swap	5,000 Mmbtu	$2.50
The Company has approximately 0.9 Bcf of gas volumes at $2.50 per Mcf hedged for the remainder of 2016. For further discussion of our commodity derivative instruments, please see Item 1, Note 8 "Derivative Instruments" in this Form 10-Q.
Interest Rate Risk
Debt outstanding under our bank credit facility is subject to a floating interest rate. As of June 30, 2016, we had no borrowings outstanding under our credit facility.
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
Part II
Item 1. LEGAL PROCEEDINGS
In May 2016, a class action lawsuit on behalf of holders of the Company's 10% Senior Notes due 2017 (the "2017 Notes") was filed in the U.S. District Court for the Southern District of New York, relating to the Company's February 2016 debt exchange, whereby the Company privately exchanged a combination of cash, shares of the Company's common stock and newly issued 10% Second Lien Senior Secured Notes due 2021 (the "2021 Notes") for the 2017 Notes. The lawsuit alleges that the Company violated the Trust Indenture Act of 1939, the indenture governing the 2017 Notes and the implied covenant of good faith and fair dealing by benefiting itself and a minority of noteholders who are qualified institutional buyers ("QIBs"). According to the lawsuit, as a result of the Company's private debt exchange in which only QIBs (and non-U.S. persons under Regulation S) were eligible to participate, the Company unjustly enriched itself at the expense of class members by reducing indebtedness, extending the maturity date of its long term debt and reducing the value of the 2017 Notes. The lawsuit seeks damages and attorney's fees, in addition to declaratory relief that the debt exchange and the liens created for the benefit of the 2021 Notes are null and void and that the debt exchange effectively resulted in a default under the indenture for the 2017 Notes.
PetroQuest is involved in litigation relating to claims arising out of its operations in the normal course of business, including worker's compensation claims, tort claims and contractual disputes. Some of the existing known claims against us are covered by insurance subject to the limits of such policies and the payment of deductible amounts by us. Management believes that the ultimate disposition of all uninsured or unindemnified matters resulting from existing litigation will not have a material adverse effect on PetroQuests's business or financial position.

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
We are not permitted to borrow under our bank credit facility, which limits our liquidity position and could impact the development of our properties and thus limit future cash flow from operations.
Historically, we have financed our acquisition, exploration and development activities principally through cash flow from operations, borrowings under our bank credit facility, issuances of equity and debt securities, joint ventures and sales of assets. However, we are not permitted to borrow under our bank credit facility until such time as we can comply with the financial covenants thereunder. We expect that for the foreseeable future, we will not be permitted to borrow under the facility, and when we are able to comply with the financial covenants under the facility, our ability to utilize the borrowing base under the facility will be limited to $5 million, subject to certain terms and conditions. The unavailability of our bank credit facility limits our liquidity position. As a result, we may be unable to fund the planned development of our properties, which could limit our future cash flows from operations.
Our outstanding indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.
As of June 30, 2016, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $222.4 million. We may also incur additional indebtedness in the future. Our high level of debt could have important consequences for you, including the following:

•
it may be more difficult for us to satisfy our obligations with respect to our outstanding indebtedness, including our 2017 Notes and 2021 Notes, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•
the covenants contained in our debt agreements limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations and may limit our flexibility in operating our business;

•
we will need to use a substantial portion of our cash flows to pay interest on our debt, approximately $28.0 million per year for interest on our 2017 Notes and 2021 Notes alone, and to pay quarterly dividends (which we suspended beginning with the dividend payment due in April 2016), if permissable under the terms of our debt agreements and declared by our Board of Directors, on our Series B Preferred Stock of approximately $5.1 million per year, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

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
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt, including our 2017 Notes and 2021 Notes, and meet our other obligations. If we do not have enough cash to service our debt, we may be required to refinance all or part of our existing debt, including our 2017 Notes and 2021 Notes, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.
We may seek the protection of the Bankruptcy Court, which may harm our business and place equity holders at significant risk of losing all of their interests in the Company.
We are in the process of analyzing various options to address our liquidity as well as assessing our overall capital structure, including the September 2017 maturity of our 2017 Notes. If we are unable to improve our liquidity position and refinance or restructure our debt, a filing under Chapter 11 of the U. S. Bankruptcy Code may be unavoidable. Seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as a proceeding related to a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer a proceeding related to a Chapter 11 proceeding continues, the more likely it is that our customers and suppliers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships.
Additionally, we have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of total indebtedness that is senior to our existing preferred stock and common stock in our capital structure. As a result, we believe that seeking Bankruptcy Court protection under a Chapter 11 proceeding could result in a limited recovery for unsecured noteholders, if any, and place equity holders at significant risk of losing all of their interests in the Company.
We may be required to post additional collateral to satisfy the collateral requirements related to the surety bonds that secure our offshore decommissioning obligations or to increase the amount of surety bonds or other security required pursuant to updated BOEM financial assurance and risk management requirements.
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
Because we are not exempt from the BOEM's supplemental bonding requirements, we engage surety companies to post the requisite bonds. Pursuant to the terms of our surety agreements, we may be required to post collateral at the surety companies' discretion. Two of our surety companies have requested collateral be posted to support certain of the bonds issued on our behalf. To date, we have provided cash deposits totaling $5.2 million to partially satisfy these requests. The surety companies may request additional collateral which could have a material adverse effect on our liquidity position. If we fail to satisfy the request for collateral, we may be in default under our agreements with the surety companies, which could cause a cross-default under our bank credit facility and potentially the indenture governing the 2021 Notes.
     In addition, on July 14, 2016, the BOEM issued a notice to lessees to clarify the procedures and criteria that the BOEM will use to determine if and when additional security is required for OCS leases. This notice, which becomes effective on September 12, 2016, may result in an increase to the amount of surety bonds or other security required to be posted by us pursuant to these updated BOEM financial assurance and risk management requirements.
We can provide no assurance that we can continue to obtain bonds or other surety in all cases given these new expenses and updated BOEM requirements, and if we are unable to obtain the additional required bonds or the increased amount of required collateral as requested, the BOEM may require any or all of our operations on federal leases to be suspended or canceled or otherwise impose monetary penalties, and any one or more of such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.
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
We review the net capitalized costs of our properties quarterly, using a single price based on the beginning of the month average of oil and natural gas prices for the prior 12 months. We also assess investments in unevaluated properties periodically to determine whether impairment has occurred. The risk that we will be required to recognize further write-downs of the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unevaluated property values, or if estimated future development costs increase. As a result of the decline in commodity prices, we recognized a ceiling test write-down of approximately $31.6 million during the six months ended June 30, 2016. Utilizing current strip prices for oil and gas prices for the third quarter of 2016 and projecting the effect on the estimated future net cash flows from our estimated proved reserves as of June 30, 2016, we expect to recognize an additional ceiling test write-down of $4 million to $8 million in the third quarter of 2016.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
April 1 - April 30, 2016	3,475	$2.48	—	—
May 1 - May 31, 2016	302	2.53	—	—
June 1 - June 30, 2016	1,403	$3.27	—	—
Total	5,180	$2.70	—	—
 ________________________

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company's Board of Directors did not declare a dividend on the Company's 6.875% Series B Cumulative Convertible Perpetual Preferred Stock for the quarterly period ended April 15, 2016. As of the date of this report, the Company had dividends in arrears of approximately $2.6 million.

Item 4. MINE SAFETY DISCLOSURES
NONE.

Item 5. OTHER INFORMATION
NONE.

Item 6. EXHIBITS

Exhibit 2.1*#, Purchase and Sale Agreement dated as of April 20, 2016, by and between PetroQuest Energy, L.L.C. and GR Woodford Properties, LLC.

Exhibit 3.1, Certificate of Amendment to Certificate of Incorporation dated May 18, 2016 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on May 20, 2016).

Exhibit 3.2, Certificate of Amendment to Certificate of Incorporation dated May 18, 2016 (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed on May 20, 2016).

Exhibit 10.1, PetroQuest Energy, Inc. 2016 Long Term Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 7, 2016).

Exhibit 10.2, Fourteenth Amendment to Credit Agreement dated as of June 20, 2016, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, N.A., IberiaBank, Bank of America, N.A. and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on June 21, 2016).

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

PETROQUEST ENERGY, INC.

Date:	August 3, 2016	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)