Form 10-Q
period 2016-09-30
PETROQUEST ENERGY INC
filed 2016-11-04
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2016 there were 21,188,309 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	September 30, 2016	December 31, 2015
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$33,774	$148,013
Revenue receivable	11,850	6,476
Joint interest billing receivable	22,217	49,374
Derivative asset	—	1,508
Other current assets	4,247	3,874
Total current assets	72,088	209,245
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,325,114	1,310,891
Unevaluated oil and gas properties	8,058	12,516
Accumulated depreciation, depletion and amortization	(1,237,490)	(1,157,455)
Oil and gas properties, net	95,682	165,952
Other property and equipment	11,252	11,229
Accumulated depreciation of other property and equipment	(10,199)	(8,737)
Total property and equipment	96,735	168,444
Other assets, net of accumulated amortization of $0 and $3,842, respectively	5,546	1,630
Total assets	$174,369	$379,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$46,166	$97,999
Advances from co-owners	377	16,118
Oil and gas revenue payable	29,906	18,911
Accrued interest	397	11,720
Asset retirement obligation	1,132	6,015
Derivative liability	228	—
Accrued acquisition costs	5,000	4,409
10% Senior Unsecured Notes due 2017	22,538	—
Other accrued liabilities	2,481	3,612
Total current liabilities	108,225	158,784
10% Senior Unsecured Notes due 2017	—	347,008
10% Senior Secured Notes due 2021	15,286	—
10% Senior Secured PIK Notes due 2021	243,106	—
Asset retirement obligation	40,593	36,541
Other long-term liabilities	3,969	53
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 21,115 and 16,410 shares, respectively	21	16
Paid-in capital	304,445	290,432
Accumulated other comprehensive (loss) income	(228)	947
Accumulated deficit	(541,049)	(454,463)
Total stockholders’ equity	(236,810)	(163,067)
Total liabilities and stockholders’ equity	$174,369	$379,319

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Oil and gas sales	$17,094	$26,872	$50,238	$92,873
Expenses:
Lease operating expenses	6,857	10,070	21,898	32,163
Production taxes	319	399	609	2,303
Depreciation, depletion and amortization	6,030	13,687	23,361	52,686
Ceiling test write-down	8,665	40,212	40,304	214,618
General and administrative	8,827	4,686	21,297	16,544
Accretion of asset retirement obligation	670	825	1,896	2,507
Interest expense	7,737	8,526	22,497	24,996
	39,105	78,405	131,862	345,817
Other income (expense):
Gain on sale of oil and gas properties	—	828	—	22,359
Other income (expense)	(28)	88	(355)	285
	(28)	916	(355)	22,644

Loss from operations	(22,039)	(50,617)	(81,979)	(230,300)
Income tax expense (benefit)	(18)	6	543	1,079
Net loss	(22,021)	(50,623)	(82,522)	(231,379)
Preferred stock dividend	1,285	1,287	4,064	3,854
Loss available to common stockholders	$(23,306)	$(51,910)	$(86,586)	$(235,233)
Loss per common share:
Basic
Net loss per share	$(1.31)	$(3.19)	$(4.97)	$(14.50)
Diluted
Net loss per share	$(1.31)	$(3.19)	$(4.97)	$(14.50)
Weighted average number of common shares:
Basic	17,736	16,259	17,412	16,225
Diluted	17,736	16,259	17,412	16,225
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(22,021)	$(50,623)	$(82,522)	$(231,379)
Change in fair value of derivative instruments, accounted for as hedges, net of income tax benefit of $0, $6, $561 and $1,105, respectively	245	(10)	(1,175)	(1,866)
Comprehensive loss	$(21,776)	$(50,633)	$(83,697)	$(233,245)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(82,522)	$(231,379)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred tax expense	543	1,079
Depreciation, depletion and amortization	23,361	52,686
Ceiling test writedown	40,304	214,618
Accretion of asset retirement obligation	1,896	2,507
Share-based compensation expense	1,361	4,022
Amortization costs and other	1,990	1,679
Payments to settle asset retirement obligations	(2,884)	(1,826)
Gain on sale of oil and gas properties	—	(22,359)
Costs incurred to issue 2021 Notes and 2021 PIK Notes	10,073	—
Changes in working capital accounts:
Revenue receivable	(5,374)	7,818
Joint interest billing receivable	26,800	20,147
Accounts payable and accrued liabilities	(45,904)	(36,630)
Advances from co-owners	(15,741)	12,031
Other	(5,640)	(414)
Net cash (used in) provided by operating activities	(51,737)	23,979
Cash flows provided by investing activities:
Investment in oil and gas properties	(22,084)	(75,818)
Investment in other property and equipment	(23)	(430)
Sale of oil and gas properties	24,832	271,891
Net cash provided by investing activities	2,725	195,643
Cash flows used in financing activities:
Net proceeds for share based compensation	130	422
Deferred financing costs	(373)	(861)
Payment of preferred stock dividend	(1,285)	(3,854)
Redemption of 2017 Notes	(53,626)	—
Costs incurred to issue 2021 Notes and 2021 PIK Notes	(10,073)	—
Proceeds from bank borrowings	—	70,000
Repayment of bank borrowings	—	(145,000)
Net cash used in financing activities	(65,227)	(79,293)
Net (decrease) increase in cash and cash equivalents	(114,239)	140,329
Cash and cash equivalents, beginning of period	148,013	18,243
Cash and cash equivalents, end of period	$33,774	$158,572
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$33,114	$36,137
Income taxes	$(18)	$(26)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
The consolidated financial information for the three and nine month periods ended September 30, 2016 and 2015, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2016 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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
Divestitures:
On June 4, 2015, the Company completed the sale of a majority of its interests in the Woodford and Mississippian Lime (the “Sold Assets”) for $260.2 million. At December 31, 2014, the estimated proved reserves attributable to the Sold Assets totaled approximately 227 Bcfe, which represented approximately 57% of the Company's estimated proved reserves. Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. A significant alteration is generally not expected to occur for sales involving less than 25% of the total proved reserves. If the divestiture of the Sold Assets was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, the Company recognized a gain on the sale of $22.4 million. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values.
In March 2016, the Company sold certain non-producing assets in East Texas for $7 million in connection with a potential joint venture. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties. The Company is no longer pursuing a joint venture with this party and will be required to repurchase the non-producing assets for $5.0 million on or before December 31, 2016. This purchase obligation is reflected as accrued acquisition costs in the Consolidated Balance Sheet.
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
In connection with an amendment to the Company's bank credit facility prohibiting the Company from declaring or paying dividends on the Series B Preferred Stock, the Company suspended the quarterly cash dividend on its Series B Preferred Stock beginning with the dividend payment due on April 15, 2016. Under the terms of the Series B Preferred Stock, any unpaid dividends will accumulate. As of September 30, 2016, the Company has deferred two dividend payments and has accrued a $3.9 million payable related to the two deferred payments and the third quarter 2016 dividend that was payable on October 15, 2016, which is included in other long-term liabilities on the Consolidated Balance Sheet. If the Company fails to pay six quarterly dividends on the Series B Preferred Stock, whether or not consecutive, holders of the Series B Preferred Stock, voting as a single class, will have the right to elect two additional directors to the Company's Board of Directors until all accumulated and unpaid dividends on the Series B Preferred Stock are paid in full.
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

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follow:

For the Three Months Ended September 30, 2016	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(23,306)	17,736	$(1.31)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(23,306)	17,736	$(1.31)

For the Nine Months Ended September 30, 2016	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(86,586)	17,412	$(4.97)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(86,586)	17,412	$(4.97)

For the Three Months Ended September 30, 2015	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(51,910)	16,259	$(3.19)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(51,910)	16,259	$(3.19)

For the Nine Months Ended September 30, 2015	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(235,233)	16,225	$(14.50)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(235,233)	16,225	$(14.50)

An aggregate of 0.7 million and 0.2 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 1.3 million shares were not included in the computation of diluted earnings per share for the three month periods ended September 30, 2016 and 2015, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for such periods.

An aggregate of 0.7 million and 0.4 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 1.3 million shares were not included in the computation of diluted earnings per share for the nine months ended September 30, 2016 and 2015, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for such periods.

Note 5—Long-Term Debt
On August 19, 2010, the Company issued $150 million in principal amount of its 10% Senior Notes due 2017. On July 3, 2013, the Company issued an additional $200 million in principal amount of its 10% Senior Notes due 2017 (collectively, the "2017 Notes").
On January 14, 2016, the Company announced the commencement of a private exchange offer (the "February Exchange") and consent solicitation (the "February Consent Solicitation") to certain eligible holders of its outstanding 2017 Notes. The February Exchange closed on February 17, 2016, and in satisfaction of the tender of $214.4 million in aggregate principal amount of the 2017 Notes, representing approximately 61% of the outstanding aggregate principal amount of 2017 Notes, in the February Exchange the Company (i) paid approximately $53.6 million of cash, (ii) issued $144.7 million aggregate principal amount of its new 10% Second Lien Senior Secured Notes due 2021 (the "2021 Notes") and (iii) issued approximately 1.1 million shares of its common stock. Following the completion of the February Exchange, $135.6 million in aggregate principal amount of the 2017 Notes remained outstanding. The February Consent Solicitation eliminated or waived substantially all of the restrictive covenants contained in the indenture governing the 2017 Notes.
On August 25, 2016, the Company announced the commencement of private exchange offers (the "September Exchange") and a consent solicitation (the "September Consent Solicitation") to certain eligible holders of its outstanding 2017 Notes and 2021 Notes. The September Exchange closed on September 27, 2016, and in satisfaction of the consideration of $113.0 million in aggregate principal amount of the 2017 Notes, representing approximately 83% of the outstanding aggregate principal amount of 2017 Notes, and $130.5 million in aggregate principal amount of the 2021 Notes, representing approximately 90% of the outstanding aggregate principal amount of 2021 Notes, the Company issued (i) $243.5 million in aggregate principal amount of its new 10% Second Lien Senior Secured PIK Notes due 2021 (the "2021 PIK Notes") and (ii) approximately 3.5 million shares of its common stock. The Company also paid, in cash, accrued and unpaid interest on the 2017 Notes and 2021 Notes accepted in the September Exchange from the last applicable interest payment date to, but not including, September 27, 2016. Interest on the 2021 PIK Notes will accrue from September 27, 2016. Following the consummation of the September Exchange, there is $22.7 million in aggregate principal amount of the 2017 Notes outstanding and $14.2 million in aggregate principal amount of the 2021 Notes outstanding. The September Consent Solicitation amended certain provisions of the indenture governing the 2021 Notes and amended the registration rights agreement with respect to the 2021 Notes.
Unless the Company exercises its payable in kind ("PIK") interest option, the 2021 PIK Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year, starting on February 15, 2017. The Company may, at its option, for one or more of the first three interest payment dates of the 2021 PIK Notes, pay interest at (i) the annual rate of 1% per annum in cash plus (ii) the annual rate of 9% PIK (the "PIK Interest") payable by increasing the principal amount outstanding of the 2021 PIK Notes or by issuing additional 2021 PIK Notes in certificated form. As of the date hereof, the Company is in compliance with all of the covenants under the 2021 PIK Notes.
The 2021 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. As of the date hereof, the Company is in compliance with all of the covenants under the 2021 Notes.
The 2017 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on March 1 and September 1 of each year and the 2017 Notes mature on September 1, 2017. On September 23, 2016, the Company made the interest payment that was due on September 1, 2016 with respect to the 2017 Notes, which payment was made prior to the expiration of the 30 day grace period for payment of interest under the indenture governing the 2017 Notes. As of the date hereof, the Company is in compliance with the remaining covenants under the 2017 Notes.
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to guidance provided by FASB Accounting Standards Codification ("ASC") section 470-60 "Troubled Debt Restructurings by Debtors." The Company determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million is reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall will be amortized under the effective interest method as an addition of interest expense over the term of the 2021 PIK Notes.
The Company previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange is now reflected as part of the carrying value of the 2021 PIK Notes, and will be amortized under the effective interest method as a reduction of interest expense over the term of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes is being amortized under the effective interest method over the term of the 2021 Notes. At September 30, 2016, $1.2 million of the excess remained as part of the carrying value of the 2021 Notes and the Company recognized $0.6 million and $1.4 million of amortization expense as a reduction to interest expense during the three and nine months ended September 30, 2016, respectively.
The indentures governing the 2021 PIK Notes and the 2021 Notes contain affirmative and negative covenants that, among other things, limit the ability of the Company and the subsidiary guarantors of the 2021 PIK Notes and the 2021 Notes to incur indebtedness; purchase or redeem stock; make certain investments; create liens that secure debt; enter into transactions with affiliates; sell assets; refinance certain indebtedness; merge with or into other companies or transfer substantially all of their assets; and, in certain circumstances, to pay dividends or make other distributions on stock. The 2021 PIK Notes and the 2021 Notes are fully and unconditionally guaranteed on a senior basis by certain wholly-owned subsidiaries of the Company.
The 2021 PIK Notes and the 2021 Notes are secured equally and ratably by second-priority liens on substantially all of the Company's and the subsidiary guarantors' oil and gas properties and substantially all of their other assets to the extent such properties and assets secure the Multidraw Term Loan Agreement (as defined below), except for certain excluded assets. Pursuant to the terms of an intercreditor agreement, the security interest in those properties and assets that secure the 2021 PIK Notes and the 2021 Notes and the guarantees are contractually subordinated to liens that secure the Multidraw Term Loan Agreement and certain other permitted indebtedness. Consequently, the 2021 PIK Notes and the 2021 Notes and the guarantees will be effectively subordinated to the Multidraw Term Loan Agreement and such other indebtedness to the extent of the value of such assets.
During 2015, the Company adopted ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related liability rather than as an asset. As a result, the 2017 Notes are reflected net of $0.1 million and $3.0 million of related financing costs at September 30, 2016 and December 31, 2015, respectively. The 2021 Notes are reflected net of $0.1 million of related financing costs as of September 30, 2016.
The following table reconciles the face value of the 2017 Notes, 2021 Notes and 2021 PIK Notes to the carrying value included in the Company's Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	2017 Notes	2021 Notes	2021 PIK Notes	2017 Notes	2021 Notes	2021 PIK Notes
Face Value	$22,650	$14,177	$243,468	$350,000	$—	$—
Deferred Financing Costs	(112)	(109)	—	(2,992)	—	—
Excess (shortfall) Carrying Value	—	1,218	(605)	—	—	—
Accrued PIK Interest	$—	$—	$243	$—	$—	$—
Carrying Value	$22,538	$15,286	$243,106	$347,008	$—	$—

The Company and PetroQuest Energy, L.L.C. (the “Borrower”) terminated the credit agreement with JPMorgan Chase Bank, N.A. (as amended, the “Credit Agreement”).
On October 17, 2016, the Company entered into the Multidraw Term Loan Agreement (the "Multidraw Term Loan Agreement") with Franklin Custodian Funds - Franklin Income Fund ("Franklin"), as a lender, and Wells Fargo Bank, National Association, as administrative agent, replacing the Credit Agreement. The Multidraw Term Loan Agreement provides a multi-advance term loan facility, with borrowing availability for three years, in a principal amount of up to $50 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the “Term Loans”) may be used to repay existing debt, to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes.
The Term Loans mature on October 17, 2020. As of the date hereof, the Company had $10 million of borrowings outstanding under the Term Loans.
The Company’s obligations under the Multidraw Term Loan Agreement and the Term Loans are secured by a first priority lien on substantially all of the assets of the Company and certain of its subsidiaries, including a lien on all equipment and at least 90% of the aggregate total value of the oil and gas properties of the Company and its subsidiaries, a pledge of the equity interests of the Borrower and certain of the Company’s other subsidiaries, and corporate guarantees of the Company and certain of the Company’s other subsidiaries of the indebtedness of the Borrower. Term Loans under the Multidraw Term Loan Agreement bear interest at the rate of 10% per annum.

The Company and its subsidiaries are subject to a restrictive financial covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of the Company’s and its subsidiaries’ oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than (a) 1.7 to 1.0 as measured on December 31, 2016, and March 31, 2017, and (b) 2.0 to 1.0 as measured on June 30, 2017, and the last day of each calendar quarter thereafter (the "Coverage Ratio")
Sales of the Company’s and its subsidiaries’ oil and gas properties outside the ordinary course of business are limited under the terms of the Multidraw Term Loan Agreement. In addition, the Multidraw Term Loan Agreement prohibits the Company from declaring and paying dividends on its Series B Preferred Stock.
The Multidraw Term Loan Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of the date hereof, no default or event of default exists under the Multidraw Term Loan Agreement and the Company was in compliance with all covenants contained in the Multidraw Term Loan Agreement including the Coverage Ratio.

Note 6—Asset Retirement Obligation

The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Nine Months Ended September 30,
	2016	2015
Asset retirement obligation, beginning of period	$42,556	$54,970
Liabilities incurred	—	392
Liabilities settled	(2,943)	(1,826)
Accretion expense	1,896	2,507
Revisions in estimates	291	(5,345)
Divestiture of oil and gas properties	(75)	(2,103)
Asset retirement obligation, end of period	41,725	48,595
Less: current portion of asset retirement obligation	(1,132)	(5,378)
Long-term asset retirement obligation	$40,593	$43,217

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

In accordance with SEC requirements, the estimated future net cash flows from estimated proved reserves are based on an average of the first day of the month spot price for a historical 12-month period, adjusted for quality, transportation fees and market differentials. At March 31, 2016, June 30, 2016 and September 30, 2016, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at that date, averaged $2.19, $2.15 and $2.19 per Mcf of natural gas, $45.92, $42.12 and $39.97 per barrel of oil and $1.91, $1.71 and $1.66 per Mcfe of Ngl, respectively. As a result of lower commodity prices and their negative impact on the Company's estimated proved reserves and estimated future net cash flows, the Company recognized ceiling test write-downs of approximately $18.9 million, $12.8 million and $8.7 million during the three months ended March 31, 2016, June 30, 2016 and September 30, 2016, respectively. The Company’s cash flow hedges in place at March 31, 2016, June 30, 2016 and September 30, 2016 decreased the ceiling test write-downs by approximately $0.8 million, $0.2 million and $0.1 million, respectively.

At March 31, 2015, June 30, 2015 and September 30, 2015, the prices used in computing the estimated future net cash flows from the Company's estimated proved reserves, including the effect of hedges in place at that date, averaged $3.31, $3.20 and $2.89 per Mcf of natural gas, $81.33, $71.27 and $59.71 per barrel of oil and $3.52, $3.35 and $2.70 per Mcfe of Ngl, respectively. As a result of lower commodity prices and their negative impact on the Company's estimated proved reserves and estimated future net cash flows, the Company recognized ceiling test write-downs of approximately $108.9 million, $65.5 million and $40.2 million during the three months ended March 31, 2015, June 30, 2015 and September 30, 2015, respectively. The Company's cash flow hedges in place at March 31, 2015 and June 30, 2015 increased the ceiling test write-downs by approximately $14 million and $1 million, respectively, and the Company's cash flow hedges in place at September 30, 2015 decreased the ceiling test write-down by approximately $2.2 million.

Note 8—Derivative Instruments

The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At September 30, 2016, the Company's derivative instrument was designated as an effective cash flow hedge.
Oil and gas sales include additions (reductions) related to the settlement of gas hedges of ($144,000) and $3,603,000, oil hedges of $0 and $299,000 and Ngl hedges of $0 and $191,000 for the three months ended September 30, 2016 and 2015, respectively. Oil and gas sales include additions related to the settlement of gas hedges of $2,043,000 and $10,108,000, oil hedges of $0 and $38,000 and Ngl hedges of $0 and $348,000 for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, the Company had entered into the following commodity derivative instrument:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
October 2016 - December 2016	Swap	5,000 Mmbtu	$2.50
At September 30, 2016, the Company had recognized an accumulated other comprehensive loss of approximately $0.2 million related to the estimated fair value of its effective cash flow hedge. Based on estimated future commodity prices as of September 30, 2016, the Company would reclassify approximately $0.1 million, net of taxes, of accumulated other comprehensive loss into earnings during the next three months. This derivative instrument was terminated in October 2016 and the accumulated other comprehensive loss was recognized in earnings.
Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedge in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheet at September 30, 2016 and December 31, 2015:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
September 30, 2016	Derivative liability	$(228)
December 31, 2015	Derivative asset	$1,508
Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the three months ended September 30, 2016 and 2015:

Instrument	Amount of Gain Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified into Income	Amount of Gain (Loss) Reclassified into Income
Commodity Derivatives at September 30, 2016	$101	Oil and gas sales	$(144)
Commodity Derivatives at September 30, 2015	$4,077	Oil and gas sales	$4,093

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for the nine months ended September 30, 2016 and 2015

Instrument	Amount of Gain Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain Reclassified into Income
Commodity Derivatives at September 30, 2016	$307	Oil and gas sales	$2,043
Commodity Derivatives at September 30, 2015	$7,523	Oil and gas sales	$10,494

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instrument at September 30, 2016 was in the form of a swap based on NYMEX pricing for natural gas. The fair value of this derivative is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the net valuation of the Company’s derivatives subject to fair value measurement on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
September 30, 2016	$—	$(228)	$—
December 31, 2015	$—	$1,508	$—
The fair value of the Company's cash and cash equivalents approximated book value at September 30, 2016 and December 31, 2015. The fair value of the 2017 Notes, 2021 Notes and 2021 PIK Notes was determined based upon market quotes provided by an independent broker, which represents a Level 2 input. The following table summarizes the valuation of the 2017 Notes, 2021 Notes and 2021 PIK Notes as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016				December 31, 2015
	Fair Value	Face Value	Carrying Value		Fair Value	Face Value	Carrying Value
2017 Notes	$18,799	$22,650	$22,538		$238,000	$350,000	$347,008
2021 Notes	10,349	14,177	15,286	(1)	—	—	—
2021 PIK Notes	165,558	243,468	243,106	(1)	—	—	—
	$194,706	$280,295	$280,930		$238,000	$350,000	$347,008
(1) The carrying value of the 2021 Notes and 2021 PIK Notes includes the effect of the troubled debt restructurings described in Note 5.

Note 10—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs recognized, the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $174.9 million as of September 30, 2016.

Note 11 - Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended September 30, 2016 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of June 30, 2016	$(297)	$(176)	$(473)
Other comprehensive income before reclassifications:
Change in fair value of derivatives	101	—	101
Income tax effect	(37)	91	54
Net of tax	64	91	155
Amounts reclassified from accumulated other comprehensive loss:
Oil and gas sales	144	—	144
Income tax effect	(54)	—	(54)
Net of tax	90	—	90
Net other comprehensive income	154	91	245
Balance as of September 30, 2016	$(143)	$(85)	$(228)

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the nine month period ended September 30, 2016 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2015	$947	$—	$947
Other comprehensive income before reclassifications:
Change in fair value of derivatives	307	—	307
Income tax effect	(114)	(85)	(199)
Net of tax	193	(85)	108
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(2,043)	—	(2,043)
Income tax effect	760	—	760
Net of tax	(1,283)	—	(1,283)
Net other comprehensive loss	(1,090)	(85)	(1,175)
Balance as of September 30, 2016	$(143)	$(85)	$(228)

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended September 30, 2015 (in thousands):

Gains and Losses on Cash Flow Hedges
Balance as of June 30, 2015	$3,564
Other comprehensive income before reclassifications:
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
Our liquidity position has been negatively impacted by the prolonged decline in commodity prices that began in late 2014. In response to lower commodity prices we have taken the following actions during 2015 and 2016 aimed at preserving liquidity, reducing overall debt levels and extending debt maturities:

•	Completed the sale of substantially all of our interests in Oklahoma for $278 million;

•	Reduced our 2016 capital expenditure budget to between $15 million and $20 million, as compared to 2015 spending of approximately $65 million;

•	Suspended the quarterly dividend on our outstanding Series B Preferred Stock saving $5.1 million annually;

•	Completed two debt exchanges reducing debt maturing in 2017 from $350 million to $22.7 million;

•	Reduced total debt 34% from $425 million at December 31, 2014 to $280.3 million at September 30, 2016;

•	Entered into a new $50 million Multidraw Term Loan Agreement maturing in 2020; and

•	Launched a process to secure a drilling joint venture in East Texas.
In addition to extending the maturity on approximately $113 million of debt due in 2017 to 2021, our September Exchange permits us to reduce our cash interest expense on $243.5 million of debt from 10% cash to 1% cash and 9% payment-in-kind for the first three semi-annual interest payments, which is expected to provide us with more than $30 million of cash interest savings during 2017 and 2018. To enhance our liquidity and provide capital to address the remaining 2017 Notes, in October 2016, we entered into a new $50 million Multidraw Term Loan Agreement maturing in 2020, replacing our prior bank credit facility which had no borrowing base on the date of termination. We currently have a more favorable outlook on oil and gas prices for 2017 than what we experienced in 2016. We expect to recomplete our Thunder Bayou well in South Louisiana into a larger sand package and to finalize our East Texas joint venture and commence the related drilling program before the end of 2016. As a result, we expect to begin growing production during 2017 as compared to the production expected during the fourth quarter of 2016.
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
Our hedges are specifically referenced to NYMEX prices for natural gas. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At September 30, 2016, our derivative instrument was designated as an effective cash flow hedge.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Production:
Oil (Bbls)	123,165	123,102	377,473	421,539
Gas (Mcf)	3,650,109	5,395,789	13,470,406	20,478,563
Ngl (Mcfe)	838,294	1,297,566	3,130,784	4,458,392
Total Production (Mcfe)	5,227,393	7,431,967	18,866,028	27,466,189
Sales:
Total oil sales	$5,380,110	$6,073,709	$14,675,611	$21,613,942
Total gas sales	9,873,068	17,737,112	29,444,803	59,314,437
Total ngl sales	1,840,764	3,060,948	6,117,868	11,944,564
Total oil, gas, and ngl sales	$17,093,942	$26,871,769	$50,238,282	$92,872,943
Average sales prices:
Oil (per Bbl)	$43.68	$49.34	$38.88	$51.27
Gas (per Mcf)	2.70	3.29	2.19	2.90
Ngl (per Mcfe)	2.20	2.36	1.95	2.68
Per Mcfe	3.27	3.62	2.66	3.38
The above sales and average sales prices include increases (decreases) to revenue related to the settlement of gas hedges of ($144,000) and $3,603,000, oil hedges of $0 and $299,000 and Ngl hedges of $0 and $191,000 for the three months ended September 30, 2016 and 2015, respectively. The above sales and average sales prices include increases to revenue related to the settlement of gas hedges of $2,043,000 and $10,108,000, oil hedges of $0 and $38,000 and Ngl hedges of $0 and $348,000 for the nine months ended September 30, 2016 and 2015, respectively. Please see Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for further details on our hedging program and our current hedging arrangements.
Net loss available to common stockholders totaled $23,306,000 and $51,910,000 for the quarters ended September 30, 2016 and 2015, respectively, while net loss available to common stockholders totaled $86,586,000 and $235,233,000 for the nine months ended September 30, 2016 and 2015, respectively. The primary fluctuations were as follows:
Production Total production decreased 30% and 31% during the three and nine month periods ended September 30, 2016, respectively, as compared to the 2015 periods. The decreases in total production were primarily the result of the divestment of substantially all of our Oklahoma assets and normal production declines at our Gulf Coast and East Texas fields. Partially offsetting these decreases was the successful completion of our Thunder Bayou discovery, which commenced production in June 2015 as well as successful recompletions and workovers at several of our Gulf of Mexico wells.
Due to the low commodity price environment, our capital expenditures budget for 2016 is significantly reduced as compared to 2015. As a result of the substantial decrease in capital spending, combined with our 2015 and 2016 Oklahoma divestments, we expect our total production for the remainder of 2016 to continue to decrease as compared to 2015. However, we expect to recomplete our Thunder Bayou well into a larger sand package and to finalize our East Texas joint venture and commence the related drilling program before the end of 2016. As a result, we expect to begin increasing production during 2017 as compared to the production expected during the fourth quarter of 2016.
Gas production during the three and nine month periods ended September 30, 2016 decreased 32% and 34%, respectively, from the comparable periods in 2015. The decreases were primarily the result of our 2015 and 2016 Oklahoma divestments and normal production declines at our Gulf Coast and East Texas fields. Partially offsetting these decreases was the successful completion of our Thunder Bayou discovery. We expect our average daily gas production to decrease during the remainder of 2016 as compared to 2015 due to our 2015 and 2016 Oklahoma divestments and substantial decrease in capital spending.
Oil production during the nine month period ended September 30, 2016 decreased 10% from the 2015 period due primarily to normal production declines at our Gulf Coast and East Texas fields. Partially offsetting these decreases was an increase due to the commencement of production at our Thunder Bayou discovery in June 2015 and successful recompletions and workovers at several of our Gulf of Mexico wells. As a result of normal production declines and the substantial decrease in capital spending, we expect our average daily oil production to continue to decrease during the remainder of 2016 as compared to 2015.
Ngl production during the three and nine month periods ended September 30, 2016 decreased 35% and 30%, respectively, from the respective 2015 periods primarily due to our 2015 and 2016 Oklahoma divestments and normal production declines at certain of our Gulf Coast and East Texas fields. Additionally, Ngl production declined at several of our fields in the Gulf Coast where we decided to cease processing until prices improve for the residual products. Offsetting these decreases was the successful completion of our Thunder Bayou discovery. We expect our average daily Ngl production to continue to decrease during the remainder of 2016 as compared to 2015 primarily due to the divestment of the liquids rich portion of our Oklahoma acreage position and substantial decrease in capital spending.
Prices Including the effects of our hedges, average gas prices per Mcf for the three and nine month periods ended September 30, 2016 were $2.70 and $2.19, respectively, as compared to $3.29 and $2.90 for the respective 2015 periods. Average oil prices per Bbl for the three and nine months ended September 30, 2016 were $43.68 and $38.88, respectively, as compared to $49.34 and $51.27 for the respective 2015 periods and average Ngl prices per Mcfe were $2.20 and $1.95 for the three and nine months ended September 30, 2016, respectively, as compared to $2.36 and $2.68 for the respective 2015 periods. Stated on an Mcfe basis, unit prices received during the three and nine months ended September 30, 2016 were 10% and 21% lower, respectively, than the prices received during the comparable 2015 periods.
Revenue Including the effects of hedges, oil and gas sales during the three months ended September 30, 2016 decreased 36% to $17,094,000, as compared to oil and gas sales of $26,872,000 during the 2015 period. Including the effects of hedges, oil and gas sales during the nine months ended September 30, 2016 decreased 46% to $50,238,000, as compared to oil and gas sales of $92,873,000 during the 2015 period. These decreases were primarily the result of lower average realized prices for our production during 2016 as well as decreased production as discussed above.
Expenses Lease operating expenses for the three and nine months ended September 30, 2016 totaled $6,857,000 and $21,898,000, respectively, as compared to $10,070,000 and $32,163,000 during the respective 2015 periods. Per unit lease operating expenses totaled $1.31 and $1.16 per Mcfe, respectively, during the three and nine month periods ended September 30, 2016 as compared to $1.35 and $1.17 per Mcfe during the respective 2015 periods. Total lease operating expenses decreased during the three and nine months ended September 30, 2016 primarily as a result of our Oklahoma divestitures. As a result of our 2015 and 2016 Oklahoma divestitures, we expect total lease operating expenses during the remainder of 2016 to decrease as compared to 2015.
Production taxes for the three and nine months ended September 30, 2016 totaled $319,000 and $609,000, respectively, as compared to $399,000 and $2,303,000, respectively, during the 2015 periods. Per unit production taxes totaled $0.06 and $0.03 per Mcfe, respectively, during the three and nine month periods ended September 30, 2016 as compared to $0.05 and $0.08 per Mcfe, respectively, during the comparable 2015 periods. The decreases in production taxes were primarily due to lower commodity prices for our production during the 2016 periods as compared to the 2015 periods as severance taxes for the majority of our properties that are subject to severance taxes are assessed on the value of oil and gas sales. Additionally, during the second quarter of 2016 we received production tax refunds on certain of our East Texas wells which qualified for a gas tax credit. As a result of the current commodity pricing environment and lower estimated production as a result of our 2015 and 2016 Oklahoma divestitures, we expect a continued decrease in our total and per unit production taxes during 2016 as compared to 2015.

General and administrative expenses during the three and nine months ended September 30, 2016 totaled $8,827,000 and $21,297,000, respectively, as compared to $4,686,000 and $16,544,000 during the 2015 periods. General and administrative expenses during the three and nine months ended September 30, 2016 included $5,244,000 and $10,073,000, respectively, of costs related to the issuance of the 2021 Notes and 2021 PIK Notes. ASC Topic 470-60 "Troubled Debt Restructurings by Debtors" requires financing costs related to a troubled debt restructuring to be expensed in the period incurred. Offsetting this increase were lower employee related costs, including share-based compensation. Included in general and administrative expenses for the three and nine month periods ended September 30, 2016 were share-based compensation costs of $464,000 and $1,558,000, respectively, compared to $988,000 and $3,940,000, respectively, during the 2015 periods. We capitalized $1,268,000 and $4,347,000, respectively, of general and administrative expenses during the three and nine month periods ended September 30, 2016 compared to $1,926,000 and $6,522,000, respectively, during the 2015 periods. We expect total general and administrative expenses during the fourth quarter of 2016 to be lower than the comparable 2015 period.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three and nine months ended September 30, 2016 totaled $5,851,000, or $1.12 per Mcfe, and $22,815,000, or $1.21 per Mcfe, respectively, as compared to $13,318,000, or $1.79 per Mcfe, and $51,632,000, or $1.88 per Mcfe, respectively, during the comparable 2015 periods. The decreases in the per unit DD&A rate are primarily the result of the recent ceiling test write-downs. As a result of current year ceiling test write-downs, we expect our DD&A rate to be lower for the remainder of 2016.

At March 31, 2016, June 30, 2016 and September 30, 2016, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at that date, averaged $2.19, $2.15 and $2.19 per Mcf of natural gas, $45.92, $42.12 and $39.97 per barrel of oil and $1.91, $1.71 and $1.66 per Mcfe of Ngl, respectively. As a result of lower commodity prices and their negative impact on our estimated proved reserves and estimated future net cash flows, we recognized ceiling test write-downs of approximately $18.9 million, $12.8 million and $8.7 million during the three months ended March 31, 2016, June 30, 2016 and September 30, 2016, respectively. Our cash flow hedges in place at March 31, 2016, June 30, 2016 and September 30, 2016 decreased the ceiling test write-downs by approximately $0.8 million, $0.2 million and $0.1 million, respectively. At March 31, 2015, June 30, 2015 and September 30, 2015, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at that date, averaged $3.31, $3.20 and $2.89 per Mcf of natural gas, $81.33, $71.27 and $59.71 per barrel of oil and $3.52, $3.35 and $2.70 per Mcfe of Ngl, respectively. As a result of lower commodity prices and their negative impact on our estimated proved reserves and estimated future net cash flows, we recognized ceiling test write-downs of approximately $108.9 million, $65.5 million and $40.2 million during the three months ended March 31, 2015, June 30, 2015 and September 30, 2015, respectively. Our cash flow hedges in place at March 31, 2015 and June 30, 2015 increased the ceiling test write-downs by approximately $14 million and $1 million, respectively, and the Company's cash flow hedges in place at September 30, 2015 decreased the ceiling test write-down by approximately $2.2 million. See Note 7, “Ceiling Test” for further discussion of the ceiling test write-downs. Utilizing current strip prices for oil and gas prices for the fourth quarter of 2016 and projecting the effect on the estimated future net cash flows from our estimated proved reserves as of September 30, 2016, we do not expect to recognize an additional ceiling test write-down in the fourth quarter of 2016.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $7,737,000 and $22,497,000 during the three and nine months ended September 30, 2016, respectively, as compared to $8,526,000 and $24,996,000, respectively, during the 2015 periods. During the three and nine month periods ended September 30, 2016, our capitalized interest totaled $167,000 and $722,000, respectively, as compared to $724,000 and $4,100,000, respectively, during the 2015 periods. The decrease in interest expense during the 2016 periods was the result of the February Exchange, including a $1,436,000 non-cash reduction related to the amortization of the excess carrying value of the 2017 Notes tendered in the February Exchange (see Note 5 - Long-Term Debt), as well as the repayment of our bank debt in June 2015.
Income tax expense (benefit) during the three and nine months ended September 30, 2016 was ($18,000) and $543,000, respectively, as compared to income tax expense of $6,000 and $1,079,000 during the comparable 2015 periods. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of ceiling test write-downs, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $174,926,000 as of September 30, 2016.

Liquidity and Capital Resources
We have historically financed our acquisition, exploration and development activities principally through cash flow from operations, borrowings from banks and other lenders, issuances of equity and debt securities, joint ventures and sales of assets. However, our liquidity position has been negatively impacted by the prolonged decline in commodity prices that began in late 2014. In response to lower commodity prices we executed a number of transactions during 2015 and 2016 aimed at preserving liquidity, reducing overall debt levels and extending debt maturities. Through these transactions, which included two debt exchanges, we have reduced debt maturing in 2017 from $350 million to $22.7 million and have reduced total debt 34% from $425 million at December 31, 2014 to $280.3 million at September 30, 2016. In addition to extending the maturity on the majority of our debt due in 2017, our September Exchange permits us to reduce our cash interest expense on $243.5 million of debt from 10% cash to 1% cash and 9% payment-in-kind for the first three semi-annual interest payments, which is expected to provide us with more than $30 million of cash interest savings during 2017 and 2018. Finally, in October 2016, we entered into a new $50 million Multidraw Term Loan Agreement maturing in 2020, replacing our prior bank credit facility, which had no borrowing base on the date of termination. The Multidraw Term Loan Agreement will provide capital for general corporate purposes, including refinancing the $22.7 million of remaining 2017 Notes. For additional information, see "Source of Capital: Debt" below.
At September 30, 2016, we had a working capital deficit of approximately $36.1 million as compared to a working capital surplus of approximately $50.5 million as of December 31, 2015. The decrease in working capital is primarily due to the $63.7 million in cash payments made in connection with the February Exchange and September Exchange and the inclusion of the 2017 Notes in current liabilities as discussed in "Source of Capital: Debt" below.
Our liquidity may be negatively impacted by federal bonding requirements related to our properties located on the Outer Continental Shelf (the "OCS"). To cover the various obligations of lessees on the OCS, the Bureau of Ocean Energy Management (the"BOEM") and the Bureau of Safety and Environmental Enforcement (the "BSEE") generally require that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be satisfied. Because we are not exempt from the BOEM's supplemental bonding requirements, we engage surety companies to post the requisite bonds. Pursuant to the terms of our surety agreements, we may be required to post collateral at the surety companies' discretion. Two of our surety companies have requested collateral be posted to support certain of the bonds issued on our behalf and to date, we have provided cash deposits totaling $5.2 million to partially satisfy these requests. The surety companies may request additional collateral which could have a material adverse effect on our liquidity position. If we fail to satisfy the request for collateral, we may be in default under our agreements with the surety companies, which could cause a cross-default under the Multidraw Term Loan Agreement and potentially the indentures governing the 2021 Notes and 2021 PIK Notes. In addition, recently updated BOEM financial assurance and risk management requirements may increase the amount of surety bonds or other security required to be provided by us. For additional information, see "Item 1A Risk Factors - We may be required to post additional collateral to satisfy the collateral requirements related to the surety bonds that secure our offshore decommissioning obligations or to increase the amount of surety bonds or other security required pursuant to updated BOEM financial assurance and risk management requirements".
Source of Capital: Operations
Net cash flow provided by (used in) operations decreased from $24.0 million during the nine months ended September 30, 2015 to ($51.7) million during the 2016 period. The decrease in operating cash flow during 2016 as compared to 2015 is primarily attributable to decreases in oil and gas revenues as well as the timing of payment of payables based on operational activity.
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
On January 14, 2016, we announced the commencement of the February Exchange and consent solicitation (the "February Consent Solicitation") to certain eligible holders of our outstanding 2017 Notes. The February Exchange closed on February 17, 2016, and in satisfaction of the tender of $214.4 million in aggregate principal amount of the 2017 Notes, representing approximately 61% of the outstanding aggregate principal amount of 2017 Notes, in the February Exchange, we (i) paid approximately $53.6 million of cash, (ii) issued $144.7 million aggregate principal amount of our new 10% Second Lien Senior Secured Notes due 2021 (the "2021 Notes") and (iii) issued approximately 1.1 million shares of our common stock. Following the completion of the February Exchange, $135.6 million in aggregate principal amount of the 2017 Notes remain outstanding. The February Consent Solicitation eliminated or waived substantially all of the restrictive covenants contained in the indenture governing the 2017 Notes.
On August 25, 2016, we announced the commencement of private exchange offers (the "September Exchange") and a consent solicitation (the "September Consent Solicitation") to certain eligible holders of our outstanding 2017 Notes and 2021 Notes. The September Exchange closed on September 27, 2016, and in satisfaction of the consideration of $113.0 million in aggregate principal amount of the 2017 Notes, representing approximately 83% of the outstanding aggregate principal amount of 2017 Notes, and $130.5 million in aggregate principal amount of the 2021 Notes, representing approximately 90% of the outstanding aggregate principal amount of 2021 Notes, we issued (i) $243.5 million in aggregate principal amount of our new 10% Second Lien Senior Secured PIK Notes due 2021 (the "2021 PIK Notes") and (ii) approximately 3.5 million shares of our common stock. We also paid, in cash, accrued and unpaid interest on the 2017 Notes and 2021 Notes accepted in the September Exchange from the last applicable interest payment date to, but not including, September 27, 2016. Interest on the 2021 PIK Notes will accrue from September 27, 2016. Following the consummation of the September Exchange, there is $22.7 million in aggregate principal amount of the 2017 Notes outstanding and $14.2 million in aggregate principal amount of the 2021 Notes outstanding. The September Consent Solicitation amended certain provisions of the indenture governing the 2021 Notes and amended the registration rights agreement with respect to the 2021 Notes.
Unless we exercise our payable in kind ("PIK") interest option, the 2021 PIK Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year, starting on February 15, 2017. We may, at our option, for one or more of the first three interest payment dates of the 2021 PIK Notes, pay interest at (i) the annual rate of 1% per annum in cash plus (ii) the annual rate of 9% PIK (the "PIK Interest") payable by increasing the principal amount outstanding of the 2021 PIK Notes or by issuing additional 2021 PIK Notes in certificated form. As of the date hereof, we expect to exercise our PIK option for the payment due in February 2017 and we are in compliance with all of the covenants under the 2021 PIK Notes.
The 2021 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. As of the date hereof, we are in compliance with all of the covenants under the 2021 Notes. The 2017 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on March 1 and September 1 of each year and the 2017 Notes mature on September 1, 2017. As of the date hereof, we are in compliance with all of the covenants under the 2017 Notes.
The indentures governing the 2021 PIK Notes and the 2021 Notes contains affirmative and negative covenants that, among other things, limit our ability and the subsidiary guarantors of the 2021 PIK Notes and the 2021 Notes to incur indebtedness; purchase or redeem stock; make certain investments; create liens that secure debt; enter into transactions with affiliates; sell assets; refinance certain indebtedness; merge with or into other companies or transfer substantially all of their assets; and, in certain circumstances, to pay dividends or make other distributions on stock. The 2021 PIK Notes and the 2021 Notes are fully and unconditionally guaranteed on a senior basis by certain of our wholly-owned subsidiaries.
The 2021 PIK Notes and the 2021 Notes are equally and ratably secured by second-priority liens on substantially all of our and the subsidiary guarantors' oil and gas properties and substantially all of their other assets to the extent such properties and assets secure the Multidraw Term Loan Agreement (as defined below), except for certain excluded assets. Pursuant to the terms of an intercreditor agreement, the security interest in those properties and assets that secure the 2021 PIK Notes and the 2021 Notes and the guarantees are contractually subordinated to liens that secure the Multidraw Term Loan Agreement and certain other permitted indebtedness. Consequently, the 2021 PIK Notes and the 2021 Notes and the guarantees will be effectively subordinated to the Multidraw Term Loan Agreement and such other indebtedness to the extent of the value of such assets.
On October 17, 2016, we entered into the Multidraw Term Loan Agreement (the “Multidraw Term Loan Agreement”) with Franklin Custodian Funds - Franklin Income Fund, as a lender, and Wells Fargo Bank, National Association, as administrative agent. The Multidraw Term Loan Agreement replaced our bank credit facility.
The Multidraw Term Loan Agreement provides a new multi-advance term loan facility, with borrowing availability for three years, in a principal amount of up to $50 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the “Term Loans”) may be used to repay existing debt, to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes.
The Term Loans mature on October 17, 2020. As of the date hereof, we had $10 million of borrowings outstanding under the Term Loans.
Our obligations under the Multidraw Term Loan Agreement and the Term Loans are secured by a first priority lien on substantially all of our assets, including a lien on all equipment and at least 90% of the aggregate total value of our oil and gas properties, a pledge of the equity interests of certain of our subsidiaries, and corporate guarantees. Term Loans under the Multidraw Term Loan Agreement bear interest at the rate of 10% per annum.

We are subject to a restrictive financial covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of our oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than (a) 1.7 to 1.0 as measured on December 31, 2016, and March 31, 2017, and (b) 2.0 to 1.0 as measured on June 30, 2017, and the last day of each calendar quarter thereafter (the "Coverage Ratio").
Sales of our oil and gas properties outside the ordinary course of business are limited under the terms of the Multidraw Term Loan Agreement. In addition, the Multidraw Term Loan Agreement prohibits us from declaring and paying dividends on the Series B Preferred Stock.
The Multidraw Term Loan Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of the date hereof, no default or event of default exists under the Multidraw Term Loan Agreement and we were in compliance with all covenants contained in the Multidraw Term Loan Agreement including the Coverage Ratio.
Source of Capital: Joint Ventures
We are currently pursuing a joint venture relative to a portion of our East Texas assets. In March 2016, we sold certain non-producing assets in East Texas to a potential joint venture partner for $7.0 million. We are no longer pursuing a joint venture with this party and are required to repurchase these assets for $5.0 million on or before December 31, 2016. We expect to repurchase these assets, close the joint venture with different parties and commence drilling prior to the end of 2016. If consummated, the joint venture would enhance our drilling economics and provide capital to fund a portion of our estimated drilling and completion costs.
Use of Capital: Exploration and Development
Our 2016 capital expenditure budget, which includes capitalized interest and general and administrative costs, is expected to range between $15 million and $20 million (which from the midpoint of such range, represents a 73% reduction from our 2015 capital expenditures), of which $12.5 million was incurred during the first nine months of 2016. During the nine months ended September 30, 2016, we funded our capital expenditures with cash on hand. We plan to fund our capital expenditures during the remainder of 2016 with cash on hand as well as proceeds from our Multidraw Term Loan Agreement.
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
Among those risks, trends and uncertainties are: the volatility of oil and natural gas prices and significantly depressed oil prices since the end of 2014; our indebtedness and the significant amount of cash required to service our indebtedness; our estimate of the sufficiency of our existing capital sources, including availability under our new multidraw term loan facility; our ability to post additional collateral to satisfy our offshore decommissioning obligations; our ability to consummate a drilling joint venture in East Texas and initiate our Cotton Valley drilling program before the end of the year; our ability to hedge future production to reduce our exposure to price volatility in the current commodity pricing market; ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices; our ability to raise capital to fund cash requirements for future operations; limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by our multidraw term loan facility and restrictive debt covenants; our ability to find, develop, produce oil and natural gas reserves that are economically recoverable and to replace reserves and sustain and/or increase production; approximately 50% of our production being exposed to the additional risk of severe weather, including hurricanes and tropical storms and flooding, and natural disasters; losses and liabilities from uninsured or underinsured drilling and operating activities; changes in laws and governmental regulations as they relate to our operations; the operating hazards attendant to the oil and gas business; the volatility of our stock price; and our ability to meet the continued listing standards of the New York Stock Exchange with respect to our common stock or to cure any deficiency with respect thereto.
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
Commodity Price Risk
Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of 2016, a 10% change in the prices we receive for our crude oil, natural gas and natural gas liquids production would have a $1.4 million impact on our revenues.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the nine months ended September 30, 2016, we received $2.0 million from the counterparties to our derivative instruments in connection with hedge settlements.
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
Our Multidraw Term Loan Agreement requires that the counterparties to our hedge contracts be rated A-/A3 or higher by S&P or Moody's. Currently, the counterparty to our existing hedge contract is Shell Trading Risk Management LLC.

As of September 30, 2016, we had entered into the following commodity derivative instrument:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
October 2016 - December 2016	Swap	5,000 Mmbtu	$2.50
During October 2016, we terminated this contract and entered into the following commodity derivative instrument:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
2017	Swap	5,000 Mmbtu	$3.25
For further discussion of our commodity derivative instruments, please see Item 1, Note 8 "Derivative Instruments" in this Form 10-Q.
Interest Rate Risk
As of September 30, 2016, we had no debt subject to variable interest rates.
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
Part II
Item 1. LEGAL PROCEEDINGS

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including worker's compensation claims, tort claims and contractual disputes. Some of the existing known claims against us are covered by insurance subject to the limits of such policies and the payment of deductible amounts by us. Although we cannot predict the outcome of these proceedings with certainty, management believes that the ultimate disposition of all uninsured or unindemnified matters resulting from existing litigation will not have a material adverse effect on the Company’s business or financial position.
Other then as set forth below, there have been no significant changes with respect to the legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

On May 27, 2016, the Company was named as a defendant in a putative class action lawsuit filed on behalf of holders of the 2017 Notes in the U.S. District Court for the Southern District of New York. The lawsuit alleges that, as a result of the February Exchange, the Company violated the Trust Indenture Act of 1939, the indenture governing the 2017 Notes and the implied covenant of good faith and fair dealing by benefiting itself and a minority of noteholders who are qualified institutional buyers ("QIBs"). According to the lawsuit, as a result of the February Exchange in which only QIBs (and non-U.S. persons under Regulation S) were eligible to participate, the Company unjustly enriched itself at the expense of class members by reducing indebtedness, extending the maturity date of its long term debt and reducing the value of the 2017 Notes. The lawsuit seeks damages and attorney's fees, in addition to declaratory relief that the debt exchange and the liens created for the benefit of the 2021 Notes are null and void and that the debt exchange effectively resulted in a default under the indenture for the 2017 Notes. In August 2016, the lawsuit was transferred to the U.S. District Court for the Western District of Louisiana.
On October 11, 2016, the Company’s subsidiary, PetroQuest Energy, L.L.C. (“PQ LLC”), and another exploration and production company were named as defendants in a putative class action lawsuit filed on behalf of royalty owners in the state district court in Hughes County, Oklahoma. The lawsuit alleges that PQ LLC and the other defendant failed to pay interest with respect to untimely royalty payments. The lawsuit seeks actual and punitive damages, an accounting, disgorgement, injunctive relief and attorney's fees.
On October 25, 2016, PQ LLC and another exploration and production company were named as defendants in a putative class action lawsuit filed on behalf of royalty owners in the U.S. District Court for the Eastern District of Oklahoma. The lawsuit alleges that PQ LLC and the other defendant underpaid royalties or did not pay royalties by various means. The lawsuit seeks actual, compensatory and punitive damages, and attorney's fees.
We continue to vigorously defend against each of these claims. At this time we are unable to express an opinion with respect to the likelihood of an unfavorable outcome or provide an estimate of potential losses, if any.
Item 1A. RISK FACTORS

Oil and natural gas prices are volatile, and an extended decline in the prices of oil and natural gas would likely have a material adverse effect on our financial condition, liquidity, ability to meet our financial obligations and results of operations.
Our future financial condition, revenues, results of operations, profitability and future growth, and the carrying value of our oil and natural gas properties depend primarily on the prices we receive for our oil and natural gas production. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and oil prices have been significantly depressed since the end of 2014 as demonstrated by the SEC pricing for the value of crude oil and natural gas, which has decreased significantly as of December 31, 2015 and September 30, 2016 as compared to December 31, 2014. For example, the SEC pricing at December 31, 2015 and September 30, 2016 for crude oil (WTI Cushing) was $50.28 and $41.53 per Bbl, respectively, and natural gas (Henry Hub) was $2.58 and $2.28 per MMBtu, respectively, as compared to $94.99 per Bbl to a low of $4.35 per MMBtu for crude oil and natural gas, respectively, as of December 31, 2014. These markets will likely continue to be volatile in the future. The prices we will receive for our production, and the levels of our production, will depend on numerous factors beyond our control.
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

We cannot predict future oil and natural gas prices and such prices may decline further. An extended decline in oil and natural gas prices has, and may continue to, adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced and may further reduce the amount of oil and natural gas that we can produce economically and has required and will likely require us to record additional ceiling test write-downs and may cause our estimated proved reserves at December 31, 2016 to decline compared to our estimated proved reserves at December 31, 2015. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices.
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
As of September 30, 2016, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $247.2 million. We currently have $40 million of additional availability under the Multidraw Term Loan Agreement, subject to compliance with the covenants contained therein. We may also incur additional indebtedness in the future. Our high level of debt could have important consequences for you, including the following:

•
it may be more difficult for us to satisfy our obligations with respect to our outstanding indebtedness, including our 2017 Notes, 2021 Notes, 2021 PIK Notes and amounts borrowed under the Multidraw Term Loan Agreement, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•
the covenants contained in our debt agreements limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations and may limit our flexibility in operating our business;

•
we will need to use a substantial portion of our cash flows to pay interest on our debt, approximately $6.1 million per year for interest on our 2017 Notes, 2021 Notes and 2021 PIK Notes alone (assuming we elect our PIK interest option with respect to the first three semi-annual interest payments on the 2021 PIK Notes), and to pay quarterly dividends (which we suspended beginning with the dividend payment due in April 2016), if permissable under the terms of our debt agreements and declared by our Board of Directors, on our Series B Preferred Stock of approximately $5.1 million per year, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

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

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt, including our 2017 Notes, 2021 Notes, 2021 PIK Notes and amounts borrowed under the Multidraw Term Loan Agreement, and meet our other obligations. If we do not have enough cash to service our debt, we may be required to refinance all or part of our existing debt, including our 2017 Notes, 2021 Notes, 2021 PIK Notes and the Multidraw Term Loan Agreement, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.
Our ability to make payments on and to refinance our indebtedness, including our 2017 Notes, 2021 Notes, 2021 PIK Notes and amounts borrowed under the Multidraw Term Loan Agreement, and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions and other factors that are beyond our control, including the prices that we receive for our oil and natural gas production.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Multidraw Term Loan Agreement in an amount sufficient to enable us to pay principal and interest on our indebtedness, including our 2017 Notes, 2021 Notes and 2021 PIK Notes, or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce our planned capital expenditures, sell assets, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future, including payments on our 2017 Notes, 2021 Notes, 2021 PIK Notes and amounts borrowed under the Multidraw Term Loan Agreement, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could impair our liquidity.
Borrowings under the Multidraw Term Loan Agreement are subject to our compliance with a significant financial ratio.
Under the terms of the Multidraw Term Loan Agreement, our ability to borrow is based on our maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of our oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than (a) 1.7 to 1.0 as measured on December 31, 2016, and March 31, 2017, and (b) 2.0 to 1.0 as measured on June 30, 2017, and the last day of each calendar quarter thereafter. We may not be able to comply with this restrictive covenant in the future and, as a result, our ability to borrow money under the Multidraw Term Loan Agreement could be limited, in which case we would need to find other sources of liquidity including, but not limited to, negotiated renewals of our borrowings, arranging new financing or selling a portion of our assets.

Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
The Multidraw Term Loan Agreement and the indentures governing our 2021 Notes and 2021 PIK Notes contain a number of significant covenants that, among other things, restrict or limit our ability to:

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
• merge or enter into other business combination transactions;
• enter into transactions that would result in a change of control of us; or
• engage in other corporate activities.
Also, the Multidraw Term Loan Agreement and the indentures governing our 2021 Notes and 2021 PIK Notes require us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control, and we cannot assure you that we will meet these ratios and financial condition tests.
Further, these financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the Multidraw Term Loan Agreement and the indentures governing our 2021 Notes and 2021 PIK Notes impose on us.
A breach of any of these covenants or our inability to comply with the required Coverage Ratio or financial condition tests could result in a default under the Multidraw Term Loan Agreement, the 2021 Notes and the 2021 PIK Notes. A default, if not cured or waived, could result in all indebtedness outstanding under the Multidraw Term Loan Agreement, the 2021 Notes and the 2021 PIK Notes to become immediately due and payable. If that should occur, we may not be able to pay all such debt or borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. If we were unable to repay those amounts, the lenders could accelerate the maturity of the debt or proceed against any collateral granted to them to secure such defaulted debt.
Our hedging program may limit potential gains from increases in commodity prices or may result in losses or may be inadequate to protect us against continuing and prolonged declines in commodity prices.
We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. Our hedge as of October 31, 2016 is in the form of a swap placed with Shell Trading Risk Management LLC. We cannot assure you that this or future counterparties will not become credit risks in the future. Hedging arrangements expose us to risks in some circumstances, including situations when the counterparty to the hedging contract defaults on the contractual obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements may also limit the benefit we could receive from increases in the market or spot prices for oil and natural gas.
For the nine months ended September 30, 2016, our total oil and gas sales included additions related to the settlement of gas hedges of $2.0 million, oil hedges of zero and Ngl hedges of zero, which in total represented 4% of our total oil and gas sales for the year. We cannot assure you that the hedging transaction we have entered into, or will enter into, will adequately protect us from fluctuations in oil and natural gas prices.  In addition, at October 31, 2016, we had approximately 1.8 Bcf of gas volumes hedged for 2017.  This hedge may be inadequate to protect us from continuing and prolonged declines in oil and natural gas prices.  To the extent that oil and natural gas prices remain at current levels or decline further, we will not be able to hedge future production at the same pricing level as our current hedge and our results of operations and financial condition would be negatively impacted.
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
Because we are not exempt from the BOEM's supplemental bonding requirements, we engage surety companies to post the requisite bonds. Pursuant to the terms of our surety agreements, we may be required to post collateral at the surety companies' discretion. Two of our surety companies have requested collateral be posted to support certain of the bonds issued on our behalf. To date, we have provided cash deposits totaling $5.2 million to partially satisfy these requests. The surety companies may request additional collateral which could have a material adverse effect on our liquidity position. If we fail to satisfy the request for collateral, we may be in default under our agreements with the surety companies, which could cause a cross-default under the indentures governing the 2021 Notes and the 2021 PIK Notes and our Multidraw Term Loan Agreement
 In addition, on July 14, 2016, the BOEM issued a notice to lessees to clarify the procedures and criteria that the BOEM will use to determine if and when additional security is required for OCS leases. This notice, which became effective on September 12, 2016, may result in an increase to the amount of surety bonds or other security required to be posted by us pursuant to these updated BOEM financial assurance and risk management requirements.
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
We review the net capitalized costs of our properties quarterly, using a single price based on the beginning of the month average of oil and natural gas prices for the prior 12 months. We also assess investments in unevaluated properties periodically to determine whether impairment has occurred. The risk that we will be required to recognize further write-downs of the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unevaluated property values, or if estimated future development costs increase. As a result of the decline in commodity prices, we recognized ceiling test write-downs totaling approximately $266.6 million and $40.3 million during the year ended December 31, 2015 and the nine months ended September 30, 2016, respectively. Utilizing current strip prices for oil and gas prices for the fourth quarter of 2016 and projecting the effect on the estimated future net cash flows from our estimated proved reserves as of September 30, 2016, we do not expect to recognize an additional ceiling test write-down in the fourth quarter of 2016.

We are the subject of putative class action lawsuits that may result in substantial expenditures and divert management's attention.
We are the subject of a putative securities class action lawsuit with respect to the February Exchange and two putative class actions lawsuits in Oklahoma with respect to the alleged failure to pay interest with respect to untimely royalty payments and with respect to the alleged underpayment or failure to pay royalties by various means. These lawsuits seek various remedies, including damages, injunctive relief and attorney’s fees. For additional information on these lawsuits, see Part II - Item 1. Legal Proceedings in this Form 10-Q.
Although we believe that the allegations in these lawsuits are without merit and intend to defend such litigation vigorously, litigation is subject to inherent uncertainties, and an adverse result in one of these lawsuits or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition. Defending the lawsuits may be costly and, further, could require significant involvement of our senior management and may divert management's attention from our business and operations.
The terms of our debt agreements currently restrict and Delaware law may restrict us from making cash payments with respect to our Series B Preferred Stock.
Quarterly dividends and cash payments upon conversion or repurchase of our Series B preferred stock will be paid only if payment of such amounts is not prohibited by our debt agreements, such as the Multidraw Term Loan Agreement, and assets are legally available to pay such amounts. Quarterly dividends will only be paid if such dividends are declared by our board of directors. The board of directors is not obligated or required to declare quarterly dividends even if we have funds available for such purposes.
The terms of the Multidraw Term Loan Agreement currently restrict us from paying cash dividends on our Series B preferred stock. We previously suspended the cash dividend on our Series B preferred stock beginning with the dividend payment due on April 15, 2016. Under the terms of the Series B preferred stock, any unpaid dividends will accumulate. If we fail to pay six quarterly dividends on the Series B preferred stock, whether or not consecutive, holders of the Series B preferred stock, voting as a single class, will have the right to elect two additional directors to our board of directors until all accumulated and unpaid dividends on the Series B preferred stock are paid in full. We plan to periodically re-evaluate the dividend payment policy, subject to the terms of our term loan facility.
If in the future we are permitted to pay such cash dividends under the terms of our existing debt agreements, including the Multidraw Term Loan Agreement, and any debt agreements that we enter into in the future, we may continue to be limited in our ability to pay cash dividends on our Series B preferred stock and our ability to make any cash payment upon conversion or repurchase of our Series B preferred stock by the terms of such debt agreements. Furthermore, if we are in default under the Multidraw Term Loan Agreement or the indentures governing the 2021 Notes or the 2021 PIK Notes, we will not be permitted to pay any cash dividends on our Series B preferred stock or make any cash payment upon conversion or repurchase of our Series B preferred stock in the absence of a waiver of such default or an amendment or refinancing of such debt agreements.
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
the fair value of our total liabilities, including our contingent liabilities; and
the amount of our capital.
If there is no surplus, legally available assets will mean, in the case of a dividend, our net profits for the fiscal year in which the dividend payment occurs and/or the preceding fiscal year.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
July 1 - July 31, 2016	—	$—	—	—
August 1 - August 31, 2016	—	—	—	—
September 1 - September 30, 2016	166	$2.97	—	—
Total	166	$2.97	—	—
 ________________________

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

We have not paid dividends on our common stock, in cash or otherwise, and intend to retain our cash flow from operations for the future operation and development of our business. We are currently restricted from paying dividends on our common stock by our Multidraw Term Loan Facility, the indentures governing the 2021 Notes and the 2021 PIK Notes and, in some circumstances, by the terms of our Series B Preferred Stock. Any future dividends also may be restricted by our then-existing debt agreements.

Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company's Board of Directors did not declare a dividend on the Company's 6.875% Series B Cumulative Convertible Perpetual Preferred Stock for the quarterly periods starting with April 15, 2016. As of the date of this report, the Company had dividends in arrears of approximately $3.9 million.

Item 4. MINE SAFETY DISCLOSURES
NONE.

Item 5. OTHER INFORMATION
NONE.

Item 6. EXHIBITS

Exhibit 4.1, First Supplemental Indenture, dated as of September 13, 2016, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on September 14, 2016).

Exhibit 4.2, Waiver of Registration Rights, dated as of September 13, 2016, among PetroQuest Energy, Inc., the Subsidiary Guarantors and Seaport Global Securities LLC (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on September 14, 2016).

Exhibit 4.3, Indenture, dated September 27, 2016, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on September 27, 2016).

Exhibit 4.4, Registration Rights Agreement, dated September 27, 2016, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, Jefferies LLC and Seaport Global Securities LLC (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on September 27, 2016).

Exhibit 10.1, Fifteenth Amendment to Credit Agreement and Master Assignment dated as of August 25, 2016, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy LLC, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Capital One, National Association, IBERIABANK, Bank of America, N.A. and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on August 25, 2016).

Exhibit 10.2, Forbearance Agreement dated September 1, 2016 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and JP Morgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 1, 2016).

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

PETROQUEST ENERGY, INC.

Date:	November 4, 2016	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)