Form 10-K
period 2016-12-31
PETROQUEST ENERGY INC
filed 2017-03-09
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
☐  Yes    ☒   No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2016, based on the $3.33 per share closing price for the registrant's Common Stock, par value $.001 per share, as quoted on the New York Stock Exchange, was approximately $52,314,000 (for purposes of this disclosure, the registrant assumed its directors and executive officers were affiliates).

As of March 2, 2017, the registrant had outstanding 21,223,090 shares of Common Stock, par value $.001 per share.

Document incorporated by reference: portions of the definitive Proxy Statement of PetroQuest Energy, Inc. to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the Annual Meeting of Stockholders to be held on May16, 2017, which are incorporated by reference into Part III of this Form 10-K.

#2#

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

•
limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by the Multidraw Term Loan Agreement (as defined below) and restrictive debt covenants;

•	the effects of a financial downturn or negative credit market conditions on our liquidity, business and financial condition;

•	losses or limits on potential gains resulting from hedging production;

•	our ability to post additional collateral to satisfy our offshore decommissioning obligations;

•	our ability to find, develop, produce and acquire additional oil and natural gas reserves that are economically recoverable;

•	approximately 54% of our production being exposed to the additional risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise;

•	Securities and Exchange Commission (sometimes referred to herein as the "SEC") rules that could limit our ability to book proved undeveloped reserves in the future;

•	the likelihood that our actual production, revenues and expenditures related to our reserves will differ from our estimates of proved reserves;

•	our ability to identify, execute or efficiently integrate future acquisitions;

•	the loss of key management or technical personnel;

•	losses and liabilities from uninsured or underinsured drilling and operating activities;

•	ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices;

•	our ability to market our oil and natural gas production;

•
changes in laws and governmental regulations, increases in insurance costs or decreases in insurance availability, and delays in our offshore exploration and drilling activities that may result from the April 22, 2010 sinking of the Deepwater Horizon and subsequent oil spill in the Gulf of Mexico;

•	regulatory initiatives relating to oil and natural gas development, hydraulic fracturing, and derivatives;

•	proposed changes to U.S. tax laws;

•	competition from larger oil and natural gas companies;

•	the operating hazards attendant to the oil and gas business;

#3#

•	governmental regulation relating to environmental compliance costs and environmental liabilities;

•	the operation and profitability of non-operated properties;

•	potential conflicts of interest resulting from ownership of working interests and overriding royalty interests in certain of our properties by our officers and directors;

•	the loss of our information and computer systems;

•	the impact of terrorist activities on global economies;

•	putative class action lawsuits that may result in substantial expenditures and divert management's attention;

•	the volatility of our stock price; and

•	our ability to meet the continued listing standards of the New York Stock Exchange with respect to our common stock or to cure any deficiency with respect thereto.
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
As used in this Form 10-K, the words “we,” “our,” “us,” “PetroQuest” and the “Company” refer to PetroQuest Energy, Inc., its predecessors and subsidiaries, except as otherwise specified. We have provided definitions for some of the oil and natural gas industry terms used in this Form 10-K in “Glossary of Certain Oil and Natural Gas Terms” beginning on page 57.

Part I

Item 1 and 2.	Business and Properties Items
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with primary operations in Texas, Louisiana and the shallow waters of the Gulf of Mexico. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties with our acquisition of the Carthage Field in East Texas. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins. From 2005 through 2015, we

#4#

were actively acquiring acreage and drilling wells primarily in the Woodford Shale play in Oklahoma. We divested all of our acreage and producing wells in Oklahoma in three transactions that closed in June 2015, April 2016 and October 2016 (the "Oklahoma Divestitures"). See Note 2 - Acquisitions and Divestitures.
Our liquidity position has been negatively impacted by the prolonged decline in commodity prices that began in late 2014. In response, we executed the following actions during 2015 and 2016 aimed at preserving liquidity, reducing overall debt levels and extending debt maturities:

•	Completed the Oklahoma Divestitures for $292.6 million;

•	Reduced our 2016 capital expenditures by 75% as compared to 2015 capital expenditures of approximately $65 million;

•	Completed two debt exchanges reducing debt maturing in 2017 from $350 million to $22.7 million;

•	Reduced total debt 32% from $425 million at December 31, 2014 to $290.3 million at December 31, 2016;

•	Entered into a new $50 million Multidraw Term Loan Agreement maturing in 2020;

•	Suspended the quarterly dividend on our outstanding Series B Preferred Stock saving $5.1 million annually; and

•	Secured a new drilling joint venture in East Texas.
In addition to extending the maturity on approximately $113.0 million of debt due in 2017 to 2021, our September 2016 debt exchange permits us to reduce our cash interest expense on $243.5 million of debt from 10% cash to 1% cash and 9% payment-in-kind for the first three semi-annual interest payments, which is expected to provide us with more than $30 million of cash interest savings during 2017 and 2018. To enhance our liquidity and provide capital to refinance the remaining 10% Senior Notes due 2017 (the "2017 Notes"), in October 2016, we entered into a new $50 million Multidraw Term Loan Agreement (the "Multidraw Term Loan Agreement") maturing in 2020, that replaced our prior bank credit facility which had no borrowing base on the date of termination. We currently have a more favorable outlook on oil and gas prices for 2017 than prices experienced in 2016. We have recently recompleted our Thunder Bayou well in South Louisiana into a larger sand package and commenced the East Texas joint venture drilling program where we expect to drill eight to ten gross wells during 2017. As a result, we expect to begin growing production during 2017 as compared to 2016.

Business Strategy
Preserve Our Liquidity and Strengthen Our Balance Sheet. Our 2017 capital expenditures, which include capitalized interest and overhead but exclude acquisitions, are expected to range between $40 million and $48 million, a 176% increase at the midpoint of that range from our spending in 2016, and are expected to be funded through cash flow from operations and cash on hand. Because we operate approximately 75% of our total estimated proved reserves and manage the drilling and completion activities on an additional 16% of such reserves, we expect to be able to control the timing of a substantial portion of our capital investments. We also may continue to opportunistically dispose of certain assets or enter into joint venture arrangements to provide additional liquidity and plan to maintain our commodity hedging program, as in prior years. As a result of the debt exchanges mentioned above and the suspension of the quarterly dividend payments on our outstanding Series B Preferred Stock, we expect to see cash savings on interest and dividends of approximately $25 million during 2017.
Pursue Balanced Growth and Portfolio Mix. We plan to pursue a risk-balanced approach to the growth and stability of our reserves, production, cash flows and earnings. Our goal is to weight our capital allocation to lower risk development activities to balance the capital allocated to higher risk and higher impact exploration activities. We plan to allocate our capital investments in a manner that continues to geographically and operationally diversify our asset base. Through our portfolio diversification efforts, at December 31, 2016, approximately 72% of our estimated proved reserves were located in longer life and lower risk basins in East Texas and 28% were located in the shorter life, but higher flow rate reservoirs in the Gulf Coast Basin. In terms of production diversification, during 2016, 46% of our production was derived from longer life basins. Our 2016 production was comprised of 71% natural gas, 13% oil and 16% natural gas liquids.
Focus Capital Toward More Predictable Onshore Assets. We plan to focus the majority of our capital spending developing our lower-risk Cotton Valley acreage in East Texas. Since beginning horizontal drilling in the Carthage Field in 2011, we have a 100% drilling success rate on 20 gross wells drilled. Approximately 77% of our 2017 capital expenditures are allocated to operations in East Texas where we believe the less complex geology, combined with the large inventory of offsetting vertical and horizontal well data, offers greater predictability in increasing production and proved reserves. Additionally, our East Texas acreage position

#5#

provides a significant inventory of future drilling locations, which we expect to develop over a long-term drilling campaign. We plan to apply the latest drilling and completion techniques to consistently improve the economic development of this resource potential.
Concentrate in Core Operating Areas and Build Scale. We plan to continue focusing on our operations in East Texas and the Gulf Coast Basin. Operating in concentrated areas helps to better control our overhead by enabling us to manage a greater amount of acreage with fewer employees and minimize incremental costs of increased drilling and production. We have substantial geological and reservoir data, operating experience and partner relationships in these regions. We believe that these factors, combined with the existing infrastructure and favorable geologic conditions with multiple known oil and gas producing reservoirs in these regions, will provide us with attractive investment opportunities.
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
2016 Financial and Operational Summary
During 2016, we invested $15.9 million in exploratory, development and acquisition activities. We drilled 5 gross development wells realizing an overall success rate of 100%. These activities were financed through cash on hand and our cash flow from operations. During 2016, our production decreased 31% to 23.5 Bcfe as a result of the Oklahoma Divestitures and normal production declines at our East Texas and Gulf Coast fields. Our estimated proved reserves at December 31, 2016 decreased 35% from 2015 as discussed in greater detail below.
Oil and Gas Reserves
Our estimated proved reserves at December 31, 2016 decreased 35% from 2015 totaling 1.4 MMBbls of oil, 26.6 Bcfe of natural gas liquids (Ngls) and 81 Bcf of natural gas. At December 31, 2016, our standardized measure of our discounted cash flows, which includes the estimated impact of future income taxes, totaled $67.3 million. We had a pre-tax present value, discounted at 10%, of the estimated future net revenues based on 12-month, first day of month, average prices during 2016 (“PV-10”) of $67.3 million. The decrease in our estimated proved reserves during 2016 was primarily the result of the divestiture of our remaining Oklahoma assets, which represented 20 Bcfe of our estimated proved reserves as of December 31, 2015 as well as the 75% reduction in capital spending during 2016, as compared to 2015. See the reconciliation of standardized measure of discounted cash flows to PV-10 below. Our standardized measure of discounted cash flows and PV-10 utilized prices (adjusted for field differentials) for the years ended December 31, 2016 and 2015 as follows:

	12/31/2016	12/31/2015
Oil per Bbl	$40.85	$50.29
Natural gas per Mcf	$2.40	$2.41
Ngl per Mcfe	$1.82	$2.24
    Ryder Scott Company, L.P., a nationally recognized independent petroleum engineering firm, prepared the estimates of our proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31, 2016. Our internal reservoir engineering staff is managed by an individual with 35 years of industry experience as a reservoir and production engineer, including fourteen years as a reservoir engineering manager with PetroQuest. This individual is responsible for overseeing the estimates prepared by Ryder Scott.

#6#

Our internal controls that are used in our reserve estimation process are designed to provide reasonable assurance that our reserve estimates are computed and reported in accordance with SEC rules and regulations and generally accepted accounting principles ("GAAP"). These internal controls are regularly tested in connection with our annual assessment of internal controls over financial reporting and include:
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
With respect to proved undeveloped reserves (“PUD reserves”), we maintain a five year development plan that is updated and approved annually by our PUD Review Committee (as described below) with input from our executive team and asset managers and reviewed quarterly by our executive team and asset managers. Our development plan includes only PUDs that we are reasonably certain will be drilled within five years of booking based upon qualitative and quantitative factors including estimated risk-based returns, current pricing forecasts, recent drilling results, availability of services, equipment and personnel, seasonal weather patterns and changes in drilling and completion techniques and technology. Our PUD reserves are based upon our substantial basin-specific technical and operating experience relative to the location of the reserves. Over the last five years, we have realized a 100% drilling success rate on 20 gross wells drilled in East Texas where 100% of our PUD reserves are currently booked. Furthermore, because all of our longer life, onshore PUD reserves are direct offsetting locations to producing wells, we have comprehensive data available, which enables us to forecast economic results, including drilling and operating costs, with reasonable certainty.
During 2014, we established a committee that annually reviews our PUD reserves. Our PUD Review Committee (the “Committee”) is comprised of our Executive Vice President of Operations, Chief Financial Officer and Reservoir Engineering Manager and meets annually in connection with each year-end reserve report. The Committee is responsible for reviewing all PUD locations, not only in terms of technical and financial merits as reviewed by our independent petroleum engineering firm, but also to apply a robust evaluation of the timing and reasonable certainty of the development plan in light of all known circumstances including our budget, the outlook for commodity prices and the location of ongoing drilling programs. The Committee’s evaluation of reasonable certainty of the development plan includes a thorough assessment of near term drilling plans to develop PUDs, a review of adherence to previously adopted development plans and a review of historical PUD conversion rates.
The following table sets forth certain information about our estimated proved reserves as of December 31, 2016:

	Oil (MBbls)	NGL (Mmcfe)	Natural Gas (Mmcf)	Total Mmcfe*
Proved Developed	1,212	13,073	47,349	67,694
Proved Undeveloped	185	13,502	33,175	47,787
Total Proved	1,397	26,575	80,524	115,481

*	Oil conversion to Mcfe at one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.
As of December 31, 2016, our PUD reserves totaled 47.8 Bcfe, a 36% decrease from our PUD reserves at December 31, 2015. During 2016, we spent $2.1 million converting 5.4 Bcfe of PUD reserves at December 31, 2015 to proved developed reserves at December 31, 2016.
The following table presents an analysis of the change in our PUD reserves from December 31, 2015 to December 31, 2016:

MMcfe
PUD Reserve balance at December 31, 2015	74,389
Conversions to proved developed	(5,392)
Divestitures	(6,524)
Revisions of previous estimates	(14,686)
PUD Reserve balance at December 31, 2016	47,787

#7#

All of our PUD reserves at December 31, 2016 were associated with the future development of our East Texas properties. The revisions of previous estimates reflected in the table above include the reclassification of approximately 10.7 Bcfe of PUDs to probable reserves due to our expectation that those locations would not be developed within five years from initial booking. We expect all of our PUD reserves at December 31, 2016 to be developed over the next five years. However, our PUD reserve inventory does not encompass all drilling activities over the next five years. For example, during 2016 we converted 1.5 Bcfe of reserves that were classified as probable reserves at December 31, 2015 to proved developed producing at December 31, 2016 and therefore were not included in the above table. We expect to continue to allocate capital to projects that do not have proved reserves ascribed to them. At December 31, 2016, we had no PUD reserves booked for longer than five years. Estimated future costs related to the development of PUD reserves are expected to total $13.5 million in 2017, $4.3 million in 2018, $14.6 million in 2019 and $8.8 million in 2020. During 2017, we expect to convert approximately 18.1 Bcfe of PUDs at December 31, 2016 to proved developed reserves.

The estimated cash flows from our proved reserves at December 31, 2016 were as follows:

	Proved Developed (M$)	Proved Undeveloped (M$)	Total Proved (M$)
Estimated pre-tax future net cash flows (1)	$66,920	$31,111	$98,031
Discounted pre-tax future net cash flows (PV-10) (1)	$57,709	$9,560	$67,269
Total standardized measure of discounted future net cash flows			$67,269

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

The following table reconciles undiscounted and discounted future net cash flows to standardized measure of discounted cash flows as of December 31, 2016:

Total Proved (M$)
Estimated pre-tax future net cash flows	$98,031
10% annual discount	30,762
Discounted pre-tax future net cash flows	67,269
Future income taxes discounted at 10%	—
Standardized Measure of discounted future net cash flows	$67,269
We have not filed any reports with other federal agencies that contain an estimate of total proved net oil and gas reserves.
Core Areas
The following table sets forth estimated proved reserves and annual production from each of our core areas (in Bcfe) for the years ended December 31, 2016 and 2015.

	2016		2015
	Reserves	Production	Reserves	Production
Gulf Coast Basin	32.9	12.8	43.9	13.8
East Texas	82.6	9.0	114.1	11.1
Oklahoma Woodford (1)	—	1.7	20.0	9.2
Other	—	—	—	0.1
	115.5	23.5	178.0	34.2

(1) In June 2015, we divested the majority of our Oklahoma Woodford assets (representing 227.2 Bcfe of proved reserves at December 31, 2014) which contributed 7.0 Bcfe of production in 2015. In April and October 2016, we divested the remainder of our Oklahoma assets (representing 20 Bcfe of proved reserves at December 31, 2015) which contributed 1.7 Bcfe of production in 2016.

#8#

East Texas
During 2016, we invested $3.9 million in our East Texas properties where we drilled one gross well, achieving a 100% success rate. Net production from our East Texas assets averaged 24.7 MMcfe per day during 2016, a 19% decrease from 2015 average daily production, and our estimated proved reserves decreased 28% from 2015 due to the reduced capital spending in this core area during 2016 as well as the reclassification of certain PUD reserves to probable reserves. We have allocated approximately 77% of our 2017 capital budget to drilling and performing various re-completions at our Carthage Field.
Gulf Coast Basin
During 2016, we invested $6.1 million in this core area. Production from this area decreased 8% from 2015 totaling 34.9 MMcfe per day in 2016 due to normal production declines in the Gulf Coast area offset by a full year of production from our Thunder Bayou discovery. Our estimated proved reserves in this area decreased 25% from 2015 primarily as a result of the 12.8 Bcfe of production in 2016. We have allocated approximately 23% of our 2017 capital budget to performing various re-completions and plugging and abandonment projects in the Gulf Coast Basin.
Oklahoma - Woodford
During 2016, we invested $0.3 million and completed four gross wells, achieving a 100% success rate. Average daily production from our Oklahoma properties during 2016 totaled 5 MMcfe per day, an 82% decrease from 2015 average daily production primarily as a result of the Oklahoma Divestitures. During 2016, we sold 21.9 Bcfe of proved reserves in connection with our exit from this core area.
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
A portion of the natural gas production that we operate in East Texas is committed to a minimum volumetric delivery contract with a third party pipeline company. Under the terms of the agreement, we are required to deliver 11.0 Bcfe of natural gas during the eighteen-month period from July 1, 2017 through December 31, 2018 and each of the twelve-month periods ended December 31, 2019, 2020 and 2021, respectively. Based upon our projected drilling plans, current estimated proved developed reserves and production, we expect that this commitment will be met.
In view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we are unable to predict future oil and natural gas prices and demand or the overall effect such prices and demand will have on the Company. During 2016, one customer accounted for 23%, one accounted for 17%, one accounted for 14% and one accounted for 10% of our oil and natural gas revenue. During 2015, one customer accounted for 21%, one accounted for 18%, one accounted

#9#

for 17% and one accounted for 10% of our oil and natural gas revenue. During 2014, one customer accounted for 30%, one accounted for 24% and one accounted for 14% of our oil and natural gas revenue. These percentages do not consider the effects of commodity hedges. We do not believe that the loss of any of our oil or natural gas purchasers would have a material adverse effect on our operations due to the availability of other purchasers.

#10#

Production, Pricing and Production Cost Data
The following table sets forth our production, pricing and production cost data during the periods indicated. Our remaining core areas, Gulf Coast Basin and East Texas, both represented approximately 15% or more of our total estimated proved reserves at December 31, 2016.

	Year Ended December 31,
	2016	2015	2014
Production:
Oil (Bbls):
Gulf Coast Basin	463,903	473,846	687,855
East Texas	38,154	50,739	62,013
Other (3)	144	3,944	52,641
Total Oil (Bbls)	502,201	528,529	802,509
Gas (Mcf):
Gulf Coast Basin	8,596,488	9,421,031	10,825,424
East Texas	6,350,712	7,838,144	6,636,174
Other (3)	1,669,378	8,242,676	13,566,073
Total Gas (Mcf)	16,616,578	25,501,851	31,027,671
NGL (Mcfe):
Gulf Coast Basin	1,395,614	1,548,228	1,325,288
East Texas	2,471,936	2,946,185	2,672,885
Other (3)	3,397	992,826	3,484,137
Total NGL (Mcfe)	3,870,947	5,487,239	7,482,310
Total Production (Mcfe):
Gulf Coast Basin	12,775,520	13,812,335	16,277,842
East Texas	9,051,572	11,088,763	9,681,137
Other (3)	1,673,639	9,259,166	17,366,056
Total Production (Mcfe)	23,500,731	34,160,264	43,325,035
Average sales prices (1):
Oil (per Bbl):
Gulf Coast Basin	$41.27	$48.94	$96.71
East Texas	38.35	48.28	92.21
Other (3)	37.85	50.88	95.74
Total Oil (per Bbl)	41.05	48.89	96.30
Gas (per Mcf)
Gulf Coast Basin	2.27	2.55	4.38
East Texas	2.31	2.63	4.08
Other (3)	1.17	1.75	3.27
Total Gas (per Mcf)	2.18	2.32	3.83
NGL (per Mcfe)
Gulf Coast Basin	3.12	3.03	6.00
East Texas	1.50	1.94	4.17
Other (3)	5.22	3.49	3.68
Total NGL (per Mcfe)	2.09	2.53	4.27
Total Per Mcfe:
Gulf Coast Basin	3.37	3.76	7.49
East Texas	2.19	2.60	4.54
Other (3)	1.18	1.96	3.59
Total Per Mcfe	2.76	2.89	5.26
Average Production Cost per Mcfe (2):
Gulf Coast Basin	1.50	1.86	1.59
East Texas	0.88	0.90	1.21
Other (3)	0.80	0.48	0.63
Total Average Production Cost per Mcfe	1.21	1.17	1.12

(1)	Does not include the effect of hedges.

(2)	Production costs do not include production taxes.

(3)	Includes Oklahoma-Woodford.

#11#

Oil and Gas Producing Wells

The following table details the productive wells in which we owned an interest as of December 31, 2016:

	Gross	Net
Productive Wells:
Oil:
Gulf Coast Basin	17	9.43
East Texas	—	—
	17	9.43
Gas:
Gulf Coast Basin	12	6.82
East Texas	71	44.53
	83	51.35
Total	100	60.78

Of the 100 gross productive wells at December 31, 2016, one had a dual completion.

Oil and Gas Drilling Activity
The following table sets forth the wells drilled and completed by us during the periods indicated. All wells were drilled in the continental United States.

	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Exploration:
Productive:
Gulf Coast Basin	—	—	—	—	2	1.19
East Texas	—	—	4	3.31	4	3.10
Other (1)	—	—	22	5.05	19	7.14
	—	—	26	8.36	25	11.43
Non-productive:
Gulf Coast Basin	—	—	3	1.22	2	1.12
East Texas	—	—	—	—	—	—
Other (1)	—	—	—	—	2	2.00
	—	—	3	1.22	4	3.12
Total	—	—	29	9.58	29	14.55
Development:
Productive:
Gulf Coast Basin	—	—	—	—	—	—
East Texas	1	0.81	—	—	2	1.55
Other (1)	4	0.02	27	4.30	26	6.05
	5	0.83	27	4.30	28	7.60
Non-productive:
Gulf Coast Basin	—	—	—	—	—	—
East Texas	—	—	—	—	—	—
Other (1)	—	—	—	—	1	0.50
	—	—	—	—	1	0.50
Total	5	0.83	27	4.30	29	8.10
(1) Includes Oklahoma-Woodford.
At December 31, 2016, we had 2 gross (1.26 net) wells in progress.

#12#

Leasehold Acreage
The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2016:

	Leasehold Acreage
	Developed		Undeveloped
	Gross	Net	Gross	Net
Kansas	—	—	160	80
Louisiana	4,378	1,550	731	78
Texas	39,803	20,860	9,844	5,896
Federal Waters	31,532	23,198	6,420	6,420
Total	75,713	45,608	17,155	12,474
Leases covering 5% of our net undeveloped acreage are scheduled to expire in 2017, 9% in 2018, 5% in 2019 and 82% thereafter. At December 31, 2016, we do not have any PUD reserves attributed to acreage that has an expiration date preceding the scheduled date for initial development. Of the acreage subject to leases scheduled to expire during 2017, 84% relates to undeveloped acreage in the Carthage area in East Texas where we plan to drill eight to ten wells during 2017.
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

#13#

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
Sales and Transportation of Crude Oil. The spot markets for oil, gas and natural gas liquids ("NGLs") are subject to volatility and supply and demand factors fluctuations. Our sales of crude oil, condensate and natural gas liquids are not currently regulated, and are subject to applicable contract provisions made at market prices and typically under short term agreements with third parties. Additionally, we may periodically enter into financial hedging arrangements or fixed-price contracts associated with a portion of our oil, gas or natural gas liquids production. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to the FERC's jurisdiction under the Interstate Commerce Act. In other instances, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes.
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

#14#

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
The BOEM handles offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, National Environmental Policy Act analysis and environmental studies, and the BSEE is responsible for the safety and enforcement functions of offshore oil and gas operations, including the development and enforcement of safety and environmental regulations, permitting of offshore exploration, development and production activities, inspections, offshore regulatory programs, oil spill response and newly formed training and environmental compliance programs. Our federal oil and natural gas leases are awarded based on competitive bidding and contain relatively standardized terms. These leases require compliance with detailed regulations and orders that are subject to interpretation and change by the BOEM or BSEE. We are currently subject to regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities, structures and pipelines, and the BOEM or the BSEE may in the future amend these regulations. Please read “Risk Factors” beginning on page 20 for more information on new regulations.
To cover the various obligations of lessees on the Outer Continental Shelf (the “OCS”), the BOEM generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be satisfied. While we have been exempt from such supplemental bonding requirements in the past, beginning in 2014 we were required to post supplemental bonding or alternate form of collateral for certain of our offshore properties. We have been able to satisfy the collateral requirements using a combination of our existing cash on hand and the issuance of supplemental bonds. Under some circumstances, the BOEM may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations. As a result of certain bankruptcies of Gulf of Mexico operations, BSEE and BOEM are currently reassessing decommissioning liability and supplemental bonding requirements for all operations on the Gulf of Mexico OCS with respect to decommissioning wells and platforms in the Gulf of Mexico and are updating all decommissioning costs in the Gulf of Mexico. The Department of the Interior through the BOEM and BSEE has made enforcement of decommissioning liabilities one of its top priorities. Recent Department of Interior guidance has indicated that well abandonment and decommissioning requirements are not necessarily tied to lease termination. Based on the ongoing review of such decommissioning and abandonment costs, the Company’s potential liability for such costs has become more expensive and as a result supplemental bonding costs may continue to increase, which along with any future directives or changes to BOEM’s current supplemental bonding requirements, could materially and adversely affect our financial condition, cash flows, and results of operations.  Because we are not exempt from the BOEM’s supplemental bonding requirements, we engage a number of surety companies to post the requisite bonds. Pursuant to the terms of our agreements with these surety companies, we are required to post collateral at the outset of the agreement or subsequently on demand, the amount of which typically may be increased at the surety companies’ discretion. Two of our surety companies requested that we post collateral to support certain of the bonds that are issued on our behalf and to date, we have provided cash deposits totaling $6.2 million to satisfy these requests. We cannot assure you that we will be able to satisfy future demands for collateral for the requisite bonds or comply with new supplemental bonding requirements. If we fail to do so, we may be in default under the Multidraw Term Loan Agreement and potentially the indentures governing the 10% second-lien senior secured notes due 2021 (the" 2021 Notes") and the 10% second lien senior secured PIK notes due 2021 (the "2021 PIK Notes").
In addition, on July 14, 2016, the BOEM issued a notice to lessees ("NTL") No. 2016-N01 effective September 12, 2016 to clarify the procedures and criteria that the BOEM will use to determine if and when additional security is required for OCS leases. This notice may result in an increase to the amount of surety bonds or other security required to be posted by us pursuant to these updated BOEM financial assurance and risk management requirements. On January 6, 2017, the BOEM announced that it was extending the implementation timeline for NTL No. 2016-N01 by an additional six months as to leases, rights-of-way and rights of use and easement for which there are co-lessees and/or predecessors in interest, except in circumstances in which the BOEM determines there is a substantial risk of nonperformance of the interest holder's decommissioning liabilities. All of our decommissioning liabilities as of the date hereof have co-lessees and/or predecessors in interest and are expected to be included in this extended implementation timeline. We can provide no assurance that we can continue to obtain bonds or other surety in all cases given these new expenses and updated BOEM requirements or that we will have sufficient liquidity to support such supplemental bonding requirements. If we are unable to obtain the additional required bonds, assurances or the increased amount of required collateral as requested, the BOEM may require any of our operations on federal leases to be suspended, canceled or

#15#

otherwise impose monetary penalties, and one or more of such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.
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
The Mineral Leasing Act of 1920 (“Mineral Act”) prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies “similar or like privileges” to citizens of the United States. Such restrictions on citizens of a “non-reciprocal” country include ownership of holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be cancelled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. We own interests in numerous federal onshore oil and gas leases. It is possible that holders of our equity interests may be citizens of foreign countries, which at some time in the future might be determined to be non-reciprocal under the Mineral Act.

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

#16#

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
Wastes, including hazardous wastes, are subject to regulation under the federal Resource Conservation and Recovery Act (“RCRA”) and state statutes. Much of the waste we generate in our operations at exploration and production sites, including hazardous waste, is exempt from regulation under RCRA, but generally remains subject to state storage, treatment and disposal requirements. We also generate wastes not subject to the RCRA exemption. The USEPA has limited the disposal options for certain hazardous wastes. It is possible that certain wastes generated by our oil and gas operations which are currently exempt from regulation under RCRA as “hazardous wastes” may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly disposal requirements.
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

#17#

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
The OPA establishes a liability limit for onshore facilities of $633.8 million and for offshore facilities of all removal costs plus $133.65 million, and lesser limits for some vessels depending upon their size. The regulations promulgated under OPA impose proof of financial responsibility requirements that can be satisfied through insurance, guarantee, indemnity, surety bond, letter of credit, qualification as a self-insurer, or a combination thereof. The amount of financial responsibility required depends upon a variety of factors including the type of facility or vessel, its size, storage capacity, oil throughput, proximity to sensitive areas, type of oil handled, history of discharges and other factors. We carry insurance coverage to meet these obligations, which we believe is customary for comparable companies in our industry. A failure to comply with OPA's requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions.
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
Hydraulic Fracturing. Our exploration and production activities may involve the use of hydraulic fracturing techniques to stimulate wells and maximize natural gas production. Citing concerns over the potential for hydraulic fracturing to impact drinking water, human health and the environment, and in response to a Congressional directive, the USEPA commissioned a study to identify potential risks associated with hydraulic fracturing and to improve scientific understanding to guide USEPA’s regulatory oversight, guidance and, where appropriate, rulemaking related to hydraulic fracturing. A final report for this study was released in December 2016 and provided information regarding potential vulnerability of drinking water resources to hydraulic fracturing, but did not reach conclusions regarding the frequency or severity of impacts due to data gaps and uncertainties. Some states now regulate utilization of hydraulic fracturing and others are in the process of developing, or are considering development of, such rules to address the potential for drinking water impacts, induced seismicity, and other concerns. In several localities and in New York, use of hydraulic fracturing has been banned, although local fracking bans are prohibited in Texas and Louisiana. These states currently address hydraulic fracturing concerns by requiring disclosures of the content of fluids used in the process. Our drilling activities could be subjected to new or enhanced federal, state and/or local requirements governing hydraulic fracturing.
Air Emissions. Our operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits may be resolved

#18#

by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could impose civil or criminal liability for non-compliance. An agency could require us to forego construction or operation of certain air emission sources. We believe that we are in substantial compliance with air pollution control requirements.
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
The USEPA has promulgated rules to limit air emissions from many hydraulically fractured natural gas wells. These regulations require use of equipment to capture gases that come from the well during the drilling process, mandate tighter standards for emissions associated with gas production, storage and transport, and seek to limit flaring. Such regulations have been highly controversial, have been challenged, and their future is uncertain. While such requirements would be expected to increase the cost of natural gas production, we do not anticipate that we will be affected any differently than other producers of natural gas.
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
Corporate Offices
Our headquarters are located in Lafayette, Louisiana, in approximately 46,600 square feet of leased space, with an exploration office in The Woodlands, Texas in approximately 13,100 square feet of leased space. We also maintain owned or leased field offices in the areas of the major fields in which we operate properties or have a significant interest. Replacement of any of our leased offices would not result in material expenditures by us as alternative locations to our leased space are anticipated to be readily available.

#19#

Employees
We had 64 full-time employees as of February 13, 2017. In addition to our full time employees, we utilize the services of independent contractors to perform certain functions. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement.
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
Risks Related to Our Business, Industry and Strategy
Oil and natural gas prices are volatile and an extended decline in the prices of oil and natural gas would likely have a material adverse effect our financial condition, liquidity, ability to meet our financial obligations and results of operations.
Our future financial condition, revenues, results of operations, profitability and future growth, and the carrying value of our oil and natural gas properties depend primarily on the prices we receive for our oil and natural gas production. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and oil prices have been significantly depressed since the end of 2014 as demonstrated by the SEC pricing for the value of crude oil and natural gas, which had decreased significantly as of December 31, 2016 as compared to December 31, 2014. For example, the SEC pricing at December 31, 2016 for crude oil (WTI Cushing) and natural gas (Henry Hub) was $42.75 per Bbl and $2.49 per MMBtu, respectively, as compared to $94.99 per Bbl to a low of $4.35 per MMBtu for crude oil and natural gas, respectively, at December 31, 2014. These markets will likely continue to be volatile in the future. The prices we will receive for our production, and the levels of our production, will depend on numerous factors beyond our control.
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
We cannot predict future oil and natural gas prices and such prices may decline further. An extended decline in oil and natural gas prices has, and may continue to, adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced and may further reduce the amount of oil and natural gas that we can produce economically and has required and will likely require us to record additional ceiling test write-downs and may cause our estimated

#20#

proved reserves at December 31, 2017 to decline compared to our estimated proved reserves at December 31, 2016. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices.
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
The aggregate principal amount of our outstanding indebtedness, net of cash on hand, as of December 31, 2016 was $265.3 million. We currently have $40 million of additional availability under the Multidraw Term Loan Agreement, subject to compliance with the covenants contained therein. We may also incur additional indebtedness in the future. Our high level of debt could have important consequences for you, including the following:

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

•
we will need to use a substantial portion of our cash flows to pay interest on our debt of approximately $5.9 million per year for interest on our 2017 Notes, 2021 Notes and 2021 PIK Notes alone (assuming we elect our PIK interest option with respect to the first three semi-annual interest payments on the 2021 PIK Notes (the “PIK Interest Option”)), and to pay quarterly dividends (which we suspended beginning with the dividend payment due in April 2016), if permissible under the terms of our debt agreements and declared by our Board of Directors, on our 6.875% Series B Cumulative Convertible Perpetual Preferred Stock (the "Series B Preferred Stock") of approximately $5.1 million per year, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

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

#21#

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
Under the terms of the Multidraw Term Loan Agreement, our ability to borrow is based on our maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of our oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding term loans thereunder and the then outstanding commitments to provide term loans, that shall not be less than (a) 1.7 to 1.0 as measured on December 31, 2016, and March 31, 2017, and (b) 2.0 to 1.0 as measured on June 30, 2017, and the last day of each calendar quarter thereafter. We may not be able to comply with this restrictive financial ratio in the future and, as a result, our ability to borrow money under the Multidraw Term Loan Agreement could be limited, in which case we would need to find other sources of liquidity including, but not limited to, negotiated renewals of our borrowings, arranging new financing or selling a portion of our assets.

#22#

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
Also, the Multidraw Term Loan Agreement requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control, and we cannot assure you that we will meet these ratios and financial condition tests.
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
A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under the Multidraw Term Loan Agreement, the 2021 Notes and the 2021 PIK Notes. A default, if not cured or waived, could result in all indebtedness outstanding under the Multidraw Term Loan Agreement, the 2021 Notes and the 2021 PIK Notes to become immediately due and payable. If that should occur, we may not be able to pay all such debt or borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. If we were unable to repay those amounts, the lenders could accelerate the maturity of the debt or proceed against any collateral granted to them to secure such defaulted debt.
We may be able to incur substantially more debt, which could exacerbate the risks associated with our indebtedness.
The PIK Interest Option of the 2021 PIK Notes will increase the aggregate amount of debt that must be repaid at maturity or otherwise. In addition, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although covenants under the Multidraw Term Loan Agreement and the indentures governing our 2021 Notes and 2021 PIK Notes will limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be significant.
If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify. Any of these risks could result in a material adverse effect on our business, financial condition, results of operations, business prospects and ability to satisfy our obligations under our outstanding indebtedness.
A financial downturn or negative credit market conditions may have lasting effects on our liquidity, business and financial condition that we cannot predict.
Liquidity is essential to our business. Our liquidity could be substantially negatively affected by an inability to obtain capital in the long-term or short-term debt capital markets or equity capital markets or an inability to access bank or other financing. A prolonged credit crisis or turmoil in the domestic or global financial systems could materially affect our liquidity, business and financial condition. These conditions have adversely impacted financial markets previously and created substantial volatility and

#23#

uncertainty, and could do so again, with the related negative impact on global economic activity and the financial markets. Negative credit market conditions could materially affect our liquidity and may inhibit our lender from fully funding our Multidraw Term Loan Agreement or cause our lender to make the terms of our Multidraw Term Loan Agreement costlier and more restrictive. A weak economic environment could also adversely affect the collectability of our trade receivables or performance by our suppliers and cause our commodity derivative arrangements to be ineffective if our counterparties are unable to perform their obligations or seek bankruptcy protection. Additionally, negative economic conditions could lead to reduced demand for oil, natural gas and NGLs or lower prices for oil, natural gas and NGLs, which could have a negative impact on our revenues.
Our hedging program may limit potential gains from increases in commodity prices or may result in losses or may be inadequate to protect us against continuing and prolonged declines in commodity prices.
We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. Our hedges at December 31, 2016 and as of the date of this report are in the form of swaps placed with Shell Trading Risk Management LLC. We cannot assure you that this or future counterparties will not become credit risks in the future. Hedging arrangements expose us to risks in some circumstances, including situations when the counterparty to the hedging contract defaults on the contractual obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements may also limit the benefit we could receive from increases in the market or spot prices for oil and natural gas.
For the year ended December 31, 2016, our total oil and gas sales included additions related to the settlement of gas hedges of $1.8 million, which in total represented 3% of our total oil and gas sales for the year. We cannot assure you that the hedging transactions we have entered into, or will enter into, will adequately protect us from fluctuations in oil and natural gas prices.  In addition, as of the date of this report, we had approximately 11.0 Bcf of gas volumes hedged for 2017 and 2.7 Bcfe of gas volumes hedged for 2018.  These hedges may be inadequate to protect us from continuing and prolonged declines in oil and natural gas prices.  To the extent that oil and natural gas prices remain at current levels or decline further, we will not be able to hedge future production at the same pricing level as our current hedges and our results of operations and financial condition would be negatively impacted.
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
Because we are not exempt from the BOEM’s supplemental bonding requirements, we engage surety companies to post the requisite bonds. Pursuant to the terms of our surety agreements, we may be required to post collateral at the surety companies’ discretion. Two of our surety companies requested collateral be posted to support certain of the bonds issued on our behalf. To date, we have provided cash deposits totaling $6.2 million to satisfy these requests. The surety companies may request additional collateral which could have a material adverse effect on our liquidity position. If we fail to satisfy the request for collateral, we may be in default under our agreements with the surety companies, which could cause a cross-default under the indentures governing the 2021 Notes and the 2021 PIK Notes and our Multidraw Term Loan Agreement.
In addition, on July 14, 2016, the BOEM issued a notice to lessees ("NTL") No. 2016-N01 effective September 12, 2016 to clarify the procedures and criteria that the BOEM will use to determine if and when additional security is required for OCS leases. This notice may result in an increase to the amount of surety bonds or other security required to be posted by us pursuant to these updated BOEM financial assurance and risk management requirements. On January 6, 2017, the BOEM announced that it was extending the implementation timeline for NTL No. 2016-N01 by an additional six months as to leases, rights-of-way and rights of use and easement for which there are co-lessees and/or predecessors in interest, except in circumstances in which BOEM determines there is a substantial risk of nonperformance of the interest holder's decommissioning liabilities. All of our decommissioning liabilities as of the date hereof have co-lessees and/or predecessors in interest and are expected to be included in this extended implementation timeline.
We can provide no assurance that we can continue to obtain bonds or other surety in all cases given these new expenses and updated BOEM requirements or that we will have sufficient liquidity to support such supplemental bonding requirements, and if we are unable to obtain the additional required bonds, assurances or the increased amount of required collateral as requested, the BOEM may require any or all of our operations on federal leases to be suspended or canceled or otherwise impose monetary

#24#

penalties, and any one or more of such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.
Our future success depends upon our ability to find, develop, produce and acquire additional oil and natural gas reserves that are economically recoverable.
As is generally the case in the Gulf of Mexico and Gulf Coast Basin where approximately 54% of our current production is located, many of our producing properties are characterized by a high initial production rate, followed by a steep decline in production. In order to maintain or increase our reserves, we must constantly locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. We must do this even during periods of low oil and natural gas prices when it is difficult to raise the capital necessary to finance our exploration, development and acquisition activities. Without successful exploration, development or acquisition activities, our reserves and revenues will decline rapidly. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have access to necessary financing for these activities, either of which would have a material adverse effect on our financial condition.
Approximately 54% of our production is exposed to the additional risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise.
At December 31, 2016, approximately 54% of our production and approximately 28% of our estimated proved reserves are located in the Gulf of Mexico and along the Gulf Coast Basin. Operations in this area are subject to severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise. Some of these adverse conditions can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, certain of our Gulf Coast Basin properties have experienced damages and production downtime as a result of storms including Hurricanes Katrina and Rita, and more recently Hurricanes Gustav and Ike. In addition, according to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases may be contributing to global warming of the earth's atmosphere and to global climate change, which may exacerbate the severity of these adverse conditions. As a result, such conditions may pose increased climate-related risks to our assets and operations.
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

#25#

Because all reserve estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating proved reserves:

•	the quantities of oil and natural gas that are ultimately recovered;

•	the production and operating costs incurred;

•	the amount and timing of future development expenditures; and

•	future oil and natural gas sales prices.
Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Historically, the difference between our actual production and the production estimated in a prior year's reserve report has not been material. Our 2016 production, excluding the impact from successful exploration wells which are not included in the prior year reserve report, was approximately 18% lower than amounts projected in our 2015 reserve report as a result of the divestiture of the remainder of our Oklahoma assets. We cannot assure you that these differences will not be material in the future.
Approximately 41% of our estimated proved reserves at December 31, 2016 are undeveloped and 21% were developed, non-producing. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop and produce our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that the development will occur as scheduled or that the actual results will be as estimated. In addition, the recovery of certain developed non-producing reserves (primarily in the Gulf of Mexico) is generally subject to the approval of development plans and related activities by applicable state and/or federal agencies. Statutes and regulations may affect both the timing and quantity of recovery of estimated reserves. Such statutes and regulations, and their enforcement, have changed in the past and may change in the future, and may result in upward or downward revisions to current estimated proved reserves.
You should not assume that the standardized measure of discounted cash flows is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the standardized measure of discounted cash flows from proved reserves at December 31, 2016 are based on twelve-month, first day of month, average prices and costs as of the date of the estimate. These prices and costs will change and may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by oil and natural gas purchasers or in governmental regulations or taxation may also affect actual future net cash flows. The actual timing of development activities, including related production and expenses, will affect the timing of future net cash flows and any differences between estimated development timing and actual could have a material effect on standardized measure. In addition, the 10% discount factor we use when calculating standardized measure of discounted cash flows for reporting requirements in compliance with accounting requirements is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with our operations or the oil and natural gas industry in general will affect the accuracy of the 10% discount factor.
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

#26#

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
In addition, acquisitions of businesses may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. Our Multidraw Term Loan Agreement and the indentures governing our 2021 Notes and 2021 PIK Notes contain certain covenants that limit, or which may have the effect of limiting, among other things acquisitions, capital expenditures, the sale of assets and the incurrence of additional indebtedness.
The loss of key management or technical personnel could adversely affect our ability to operate.
Our operations are dependent upon a diverse group of key senior management. In addition, we employ numerous other skilled technical personnel, including geologists, geophysicists and engineers that are essential to our operations. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. The unexpected loss of the services of one or more of any of these key management or technical personnel could have an adverse effect on our operations.

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
We review the net capitalized costs of our properties quarterly, using a single price based on the twelve-month, first day of month, average price of oil and natural gas for the prior 12 months. We also assess investments in unevaluated properties periodically to determine whether impairment has occurred. The risk that we will be required to recognize further write downs of the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unevaluated property values, or if estimated future development costs increase. As a result of the decline in commodity prices, we recognized ceiling test write-downs totaling $40.3 million and $266.6 million during the years ended December 31, 2016 and 2015, respectively. Utilizing current strip prices for oil and natural gas prices for the first quarter of 2017 and projecting the effect on the estimated future net cash flows from our estimated proved reserves as of March 31, 2017, we do not expect to recognize an additional ceiling test write-down in the first quarter of 2017.
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

#27#

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
In response to the spill, and during a moratorium on deepwater (below 500 feet) drilling activities implemented between May 30, 2010 and October 12, 2010, the BOEMRE issued a series of active NTLs, and adopted changes to its regulations to impose a variety of new measures intended to help prevent a similar disaster in the future.
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
Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to enhance oil and natural gas production.  Hydraulic fracturing using fluids other than diesel is currently exempt from regulation under the federal Safe Drinking Water Act, but opponents of hydraulic fracturing have called for further study of the technique's environmental effects and, in some cases, further regulation of the technique under various federal and state authorities. A number of states, including Louisiana and Texas, have required operators or service companies to disclose chemical components in fluids used for hydraulic fracturing and some states have imposed bans or moratoria on new natural gas development or the use of hydraulic fracturing. Further regulation may include, among other things, additional permitting requirements, enhanced reporting obligations, and stricter standards for discharges and emissions associated with gas production, storage and transport.  The future of such regulation is controversial and uncertain. Such requirements, if imposed, would be expected to increase the cost of natural gas production.
Recent seismic events have been observed in some areas (including Texas) where hydraulic fracturing has taken place. Some scientists believe the increased seismic activity may result from deep well fluid injection associated with use of hydraulic fracturing. Additional regulatory measures designed to minimize or avoid damage to geologic formations have been imposed in states, including Texas, to address such concerns.
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

#28#

as increased frequency and severity of storms, floods and other climatic events, could disrupt our exploration and production operations and cause us to incur significant costs in preparing for and responding to those effects.
Although it is not possible at this time to predict any additional federal, state or local legislation or regulation regarding hydraulic fracturing, management of drilling fluids, stricter emission standards, well integrity requirements or climate change, federal or state restrictions imposed on oil and gas exploration and production activities in areas in which we conduct business could significantly increase our operating, capital and compliance costs as well as delay our ability to develop oil and natural gas reserves.  In addition to increased regulation of our business, we may also experience an increase in litigation seeking damages as a result of heightened public concerns related to air quality, water quality, and other environmental impacts.
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

#29#

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

#30#

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
We are subject of putative class action lawsuits that may result in substantial expenditures and divert management's attention.
We are the subject of two putative class actions lawsuits in Oklahoma with respect to the alleged failure to pay interest with respect to untimely royalty payments and with respect to the alleged underpayment or failure to pay royalties by various means. These lawsuits seek various remedies, including damages, injunctive relief and attorney's fees. For additional information on these lawsuits, see Part II - Item 1. Legal Proceedings in this Form 10-K.
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

#31#

Risks Relating to Our Outstanding Common Stock
Our stock price could be volatile, which could cause you to lose part or all of your investment.
The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of many other energy companies, has been and may continue to be highly volatile. During 2016, the sales price of our stock ranged from a low of $1.32 per share (on January 11, 2016) to a high of $4.51 per share (on November 30, 2016). Factors such as announcements concerning changes in prices of oil and natural gas, the success of our acquisition, exploration and development activities, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.
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
On December 8, 2015, we received a notice from NYSE Regulation, Inc. informing us that we were not in compliance with the continued listing standards set forth in 802.01C of the Listed Company Manual of the New York Stock Exchange (the “Listed Company Manual”), because the average closing price of the our common stock fell below $1.00 per share for a period of over 30 consecutive trading days. On May 18, 2016, we effected a 1:4 reverse stock split (the "Reverse Split") to attempt to increase the per share trading price of our common stock in order to regain compliance with the NYSE's continued listing standards. On June 2, 2016, we received a notice from the New York Stock Exchange ("NYSE") that the Company has regained compliance with this continued listing standard.
On December 28, 2015, we received another notice from NYSE Regulation, Inc. informing us that we were not in compliance with the continued listing standards set forth in Section 802.01B of the Listed Company Manual because our average global market capitalization fell below $50 million over a trailing consecutive 30 trading-day period and our last reported stockholders’ equity was less than $50 million. We developed and submitted a business plan to the NYSE demonstrating how, within the next eighteen months, we intended to regain compliance with the continued listing standards set forth in Section 802.01B of the Listed Company Manual. On March 21, 2016, we received notice from the NYSE that our business plan had been accepted, that we will be subject to quarterly monitoring for compliance with the business plan and that our common stock will continue to trade on the NYSE during the eighteen month period, subject to our compliance with other NYSE continued listing requirements. The NYSE may choose to shorten the usual compliance period if prior to the end of the eighteen month period our global market capitalization exceeds $50 million for two consecutive quarters.

If our common stock ultimately were to be delisted for any reason, trading of our securities would thereafter be conducted in the over-the-counter market or on the National Association of Securities Dealers Inc.’s “electronic bulletin board.” As a consequence, our stockholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our securities. Such a delisting could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.
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
The terms of the Multidraw Term Loan Agreement currently restrict us from paying cash dividends on our Series B Preferred Stock. We previously suspended the cash dividend on our Series B Preferred Stock beginning with the dividend payment due on April 15, 2016. Under the terms of the Series B Preferred Stock, any unpaid dividends will accumulate. If we fail to pay six quarterly dividends on the Series B Preferred Stock, whether or not consecutive, holders of the Series B Preferred Stock, voting as a single class, will have the right to elect two additional directors to our board of directors until all accumulated and unpaid

#32#

dividends on the Series B Preferred Stock are paid in full. We plan to periodically re-evaluate the dividend payment policy, subject to the terms of our Multidraw Term Loan Facility.
If in the future we are permitted to pay such cash dividends under the terms of our existing debt agreements, including the Multidraw Term Loan Agreement, and any debt agreements that we enter into in the future, we may continue to be limited in our ability to pay cash dividends on our Series B Preferred Stock and our ability to make any cash payment upon conversion or repurchase of our Series B Preferred Stock by the terms of such debt agreements. Furthermore, if we are in default under the Multidraw Term Loan Agreement or the indenture governing the 2021 Notes or the 2021 PIK Notes, we will not be permitted to pay any cash dividends on our Series B Preferred Stock or make any cash payment upon conversion or repurchase of our Series B Preferred Stock in the absence of a waiver of such default or an amendment or refinancing of such debt agreements.
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
We have issued 1.5 million shares of Series B Preferred Stock, which are presently convertible into 1.3 million shares of our common stock. In addition, pursuant to our stock incentive plan, our management is authorized to grant stock awards to our employees, directors and consultants. You will incur dilution upon the conversion of the Series B Preferred Stock, the exercise of any outstanding stock awards or the grant of any restricted stock. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.
The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.
At December 31, 2016, we had reserved approximately 1.4 million shares of common stock for issuance under outstanding options and approximately 1.3 million shares issuable upon conversion of the Series B Preferred Stock. All of these shares of common stock are registered for sale or resale on currently effective registration statements. In addition, we recently issued approximately 7.8 million shares (4.6 million shares as adjusted for the Reverse Split) of common stock in connection with the 2016 debt exchanges that are eligible for future sale under Rule 144 of the Securities Act. We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, the granting of restricted stock or the conversion of the Series B Preferred Stock, or the availability for sale, or sale, of a substantial number of the shares of our common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.
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
We have not paid dividends on our common stock, in cash or otherwise, and intend to retain our cash flow from operations for the future operation and development of our business. We are currently restricted from paying dividends on our common stock

#33#

by our Multidraw Term Loan Agreement, the indentures governing the 2021 Notes and 2021 PIK Notes and, in some circumstances, by the terms of our Series B Preferred Stock. Any future dividends also may be restricted by our then-existing debt agreements.

Item 1B Unresolved Staff Comments

None

Item 3.	Legal Proceedings
The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including worker’s compensation claims, tort claims and contractual disputes. Some of the existing known claims against us are covered by insurance subject to the limits of such policies and the payment of deductible amounts by us. Although we cannot predict the outcome of these proceedings with certainty, management believes that the ultimate disposition of all uninsured or unindemnified matters resulting from existing litigation will not have a material adverse effect on the Company's business or financial position.
On May 27, 2016, the Company was named as a defendant in a putative class action lawsuit filed on behalf of holders of the 2017 Notes in the U.S. District Court for the Southern District of New York. The lawsuit alleges that, as a result of the February 2016 debt exchange, the Company violated the Trust Indenture Act of 1939, the indenture governing the 2017 Notes and the implied covenant of good faith and fair dealing by benefiting itself and a minority of noteholders who are qualified institutional buyers ("QIBs"). According to the lawsuit, as a result of the February 2016 debt exchange in which only QIBs (and non-U.S. persons under Regulation S) were eligible to participate, the Company unjustly enriched itself at the expense of class members by reducing indebtedness, extending the maturity date of its long term debt and reducing the value of the 2017 Notes. The lawsuit seeks damages and attorney's fees, in addition to declaratory relief that the debt exchange and the liens created for the benefit of the 2021 Notes are null and void and that the debt exchange resulted in a default under the indenture for the 2017 Notes. In August 2016, the lawsuit was transferred to the U.S. District Court for the Western District of Louisiana. On January 25, 2017, the lawsuit was voluntarily dismissed.
On October 11, 2016, the Company's subsidiary, PetroQuest Energy, L.L.C. ("PQ LLC"), and another exploration and production company were named as defendants in a putative class action lawsuit filed on behalf of royalty owners in the state district court in Hughes County, Oklahoma. The lawsuit alleges that PQ LLC and the other defendant failed to pay interest with respect to untimely royalty payments. The lawsuit seeks actual and punitive damages, an accounting, disgorgement, injunctive relief and attorney's fees. On November 28, 2016, the Company removed the lawsuit to the U.S. District Court for the Eastern District of Oklahoma.
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
We continue to vigorously defend against each of the pending claims. At this time we are unable to express an opinion with respect to the likelihood of an unfavorable outcome or provide an estimate of potential losses, if any.

Item 4.	Mine Safety Disclosures
Not applicable.

#34#

PART II

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following graph illustrates the yearly percentage change in the cumulative stockholder return on our common stock, compared with the cumulative total return on the NYSE/AMEX Stock Market (U.S. Companies) Index, the NYSE Stocks—Crude Petroleum and Natural Gas Index and the Morningstar Oil and Gas E&P Index, for the five years ended December 31, 2016.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2016

	PetroQuest Energy, Inc.	NYSE/AMEX/NASDAQ Market (US Companies)	NYSE Stocks (SIC 1310-1319 US Companies) Crude Petroleum and Natural Gas	Morningstar Oil & Gas E&P Index
12/31/2011	$100.00	$100.00	$100.00	$100.00
12/31/2012	75.00	115.63	102.61	97.82
12/31/2013	65.45	152.02	102.74	117.23
12/31/2014	56.67	168.47	83.89	94.82
12/31/2015	7.58	162.20	57.62	62.59
12/31/2016	12.54	186.49	78.36	84.26

#35#

Market Price of and Dividends on Common Stock
Our common stock trades on the New York Stock Exchange under the symbol “PQ.” The following table lists high and low sales prices per share for the periods indicated. The prices per share of our common stock prior to the 1 for 4 reverse stock split effective for trading purposes on May 19, 2016 have been adjusted to reflect this stock split on a retroactive basis and may not represent actual transactions.

2015	High	Low
1st Quarter	$15.32	$7.80
2nd Quarter	10.96	6.80
3rd Quarter	7.96	4.20
4th Quarter	6.04	1.24
2016
1st Quarter	$2.96	$1.32
2nd Quarter	3.79	1.77
3rd Quarter	3.64	1.71
4th Quarter	4.51	2.83

As of March 2, 2017, there were 165 common stockholders of record.
We have never paid a dividend on our common stock, cash or otherwise, and intend to retain our cash flow from operations for the future operation and development of our business. In addition, under our Multidraw Term Loan Agreement and the indentures governing the 2021 Notes and 2021 PIK Notes, and, in some circumstances, the terms of our Series B Preferred Stock, we are restricted from paying cash dividends on our common stock. The payment of future dividends, if any, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. See Item 1A. “Risk Factors – Risks Relating to our Outstanding Common Stock – We do not intend to pay dividends on our common stock and our ability to pay dividends on our common stock is restricted.”
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
October 1—October 31, 2016	1,242	$4.06	—	—
November 1—November 30, 2016	36,274	$3.20	—	—
December 1—December 31, 2016	—	$—	—	—

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

#36#

Item 6.	Selected Financial Data
The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 2016 has been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of future results of the Company. All amounts are stated in U.S. dollars unless otherwise indicated.

	Year Ended December 31,
	2016 (1)	2015 (2)	2014	2013	2012 (3)
	(in thousands except per share and per Mcfe data)
Average sales price per Mcfe	$2.84	$3.39	$5.19	$4.80	$4.17
Revenues	66,667	115,969	225,021	182,804	141,433
Net income (loss) available to common stockholders	(96,245)	(299,929)	26,051	8,943	(137,218)
Net income (loss) available to common stockholders per share:
Basic	(5.24)	(18.45)	1.57	0.56	(8.80)
Diluted	(5.24)	(18.45)	1.57	0.56	(8.80)
Oil and gas properties, net	89,062	165,952	683,812	581,242	333,946
Total assets	144,860	379,319	786,108	660,018	430,647
Long-term debt, including current portion	293,645	347,008	420,213	417,828	147,244
Stockholders’ equity	(251,095)	(163,067)	136,909	99,095	87,591

(1)	The year ended December 31, 2016 includes a pre-tax ceiling test write-down of $40.3 million.

(2)	The year ended December 31, 2015 includes a pre-tax ceiling test write-down of $266.6 million.

(3)	The year ended December 31, 2012 includes a pre-tax ceiling test write-down of $137.1 million.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with primary operations in Texas, Louisiana and the shallow waters of the Gulf of Mexico. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties with our acquisition of the Carthage Field in East Texas. As part of the strategic shift to diversify our asset portfolio and lower our geographic and geologic risk profile, we refocused our opportunity selection processes to reduce our average working interest in higher risk projects, shift capital to higher probability of success onshore wells and mitigate the risks associated with individual wells by expanding our drilling program across multiple basins. From 2005 through 2015, we were actively acquiring acreage and drilling wells primarily in the Woodford Shale play in Oklahoma. We divested all of our acreage and producing wells in Oklahoma in three transactions that closed in June 2015, April 2016 and October 2016 ("the Oklahoma Divestitures"). See Note 2 - Acquisitions and Divestitures.
Our liquidity position has been negatively impacted by the prolonged decline in commodity prices that began in late 2014. In response, we executed the following actions during 2015 and 2016 aimed at preserving liquidity, reducing overall debt levels and extending debt maturities:

•	Completed the Oklahoma Divestitures for $292.6 million;

•	Reduced our 2016 capital expenditures by 75%, as compared to 2015 capital expenditures of approximately $65 million;

•	Completed two debt exchanges reducing debt maturing in 2017 from $350 million to $22.7 million;

#37#

•	Reduced total debt 32% from $425 million at December 31, 2014 to $290.3 million at December 31, 2016;

•	Entered into a new $50 million Multidraw Term Loan Agreement maturing in 2020;

•	Suspended the quarterly dividend on our outstanding Series B Preferred Stock saving $5.1 million annually; and

•	Secured a new drilling joint venture in East Texas.
In addition to extending the maturity on approximately $113.0 million of debt due in 2017 to 2021, our September 2016 debt exchange permits us to reduce our cash interest expense on $243.5 million of debt from 10% cash to 1% cash and 9% payment-in-kind for the first three semi-annual interest payments, which is expected to provide us with more than $30 million of cash interest savings during 2017 and 2018. To enhance our liquidity and provide capital to address the remaining 2017 Notes, in October 2016, we entered into a new $50 million Multidraw Term Loan Agreement maturing in 2020, that replaced our prior bank credit facility which had no borrowing base on the date of termination. We currently have a more favorable outlook on oil and gas prices for 2017 than prices we experienced in 2016. We have recently recompleted our Thunder Bayou well in South Louisiana into a larger sand package and commenced the East Texas joint venture drilling program where we expect to drill eight to ten gross wells during 2017. As a result, we expect to begin growing production during 2017 as compared to 2016.

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
Disclosure requirements under Staff Accounting Bulletin No. 113 (“SAB 113”) include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. Pricing is based on a 12-month, first day of month, average price during the 12-month period prior to the ending date of the balance sheet to report oil and natural gas reserves. In addition, the 12-month average is also used to measure ceiling test impairments and to compute depreciation, depletion and amortization.
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

#38#

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
Our hedges are specifically referenced to NYMEX prices for natural gas. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX price at which the hedges will be settled. At December 31, 2016, our derivative instruments were designated effective cash flow hedges.
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

#39#

Results of Operations
The following table sets forth certain information with respect to our oil and gas operations for the periods noted. These historical results are not necessarily indicative of results to be expected in future periods.

	Year Ended December 31,
	2016	2015	2014
Production:
Oil (Bbls)	502,201	528,529	802,509
Gas (Mcf)	16,616,578	25,501,851	31,027,671
Ngl (Mcfe)	3,870,947	5,487,239	7,482,310
Total Production (Mcfe)	23,500,731	34,160,264	43,325,035
Sales:
Total oil sales	$20,613,964	$26,532,240	$78,176,377
Total gas sales	37,962,622	75,070,130	114,613,267
Total ngl sales	8,090,292	14,367,024	32,231,090
Total oil and gas sales	$66,666,878	$115,969,394	$225,020,734
Average sales prices:
Oil (per Bbl)	$41.05	$50.20	$97.41
Gas (per Mcf)	2.28	2.94	3.69
Ngl (per Mcfe)	2.09	2.62	4.31
Per Mcfe	2.84	3.39	5.19
The above sales and average sales prices include increases (reductions) to revenue related to the settlement of gas hedges of $1,811,000, $15,940,000 and ($4,237,000), oil hedges of $0, $644,000 and $897,000, and Ngl hedges of $0, $530,000 and $296,000 for the twelve months ended December 31, 2016, 2015 and 2014, respectively.
Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015
Net loss available to common stockholders totaled $96,245,000 and $299,929,000 for the years ended December 31, 2016 and 2015, respectively. The primary fluctuations were as follows:
Production Total production decreased 31% during the year ended December 31, 2016 as compared to the 2015 period. The decrease in total production was due primarily to the Oklahoma Divestitures and normal production declines at our Gulf Coast and East Texas fields as a result of the reduction in capital expenditures during 2016. As a result of the successful recompletion of our Thunder Bayou well in the first quarter of 2017 as well as the commencement of our East Texas drilling program, we expect our total production in 2017 to be higher than production during 2016.
Gas production during the year ended December 31, 2016 decreased 35% from the 2015 period. The decrease in gas production was primarily the result of the Oklahoma Divestitures and normal production declines at our Gulf Coast and East Texas fields. As a result of the successful recompletion of our Thunder Bayou well during the first quarter of 2017 and our drilling program in East Texas, we expect our 2017 average daily gas production to increase as compared to 2016.
Oil production during the year ended December 31, 2016 decreased 5% as compared to the 2015 period due primarily to normal production declines at our Gulf Coast and East Texas fields and downtime due to pipeline constraints at one of our Gulf of Mexico properties. As a result of the successful recompletion of our Thunder Bayou well during the first quarter of 2017 and our drilling program in East Texas, we expect our average daily oil production to increase during 2017 as compared to 2016.
Ngl production during the year ended December 31, 2016 decreased 29% from the 2015 period primarily due to the Oklahoma Divestitures and normal production declines at certain of our Gulf Coast and East Texas fields. As a result of the successful recompletion of our Thunder Bayou well during the first quarter of 2017 and our drilling program in East Texas, we expect our daily Ngl production for 2017 to increase compared to that of 2016.
Prices Including the effects of our hedges, average gas prices per Mcf for the year ended December 31, 2016 were $2.28 as compared to $2.94 for the 2015 period. Average oil prices per Bbl for the year ended December 31, 2016 were $41.05 as compared to $50.20 for the 2015 period and average Ngl prices per Mcfe were $2.09 for the year ended December 31, 2016, as compared to $2.62 for the 2015 period. Stated on an Mcfe basis, unit prices received during the year ended December 31, 2016 were 16% lower than the prices received during the 2015 period.

#40#

Revenue Including the effects of hedges, oil and gas sales during the twelve months ended December 31, 2016 decreased 43% to $66,667,000, as compared to oil and gas sales of $115,969,000 during the 2015 period. The decreased revenue during 2016 was primarily the result of the decreased production during 2016 as discussed above, as well as lower average realized prices.
Expenses Lease operating expenses for the year ended December 31, 2016 totaled $28,508,000, or $1.21 per Mcfe, as compared to $40,130,000, or $1.17 per Mcfe, during the 2015 period. The decrease in total lease operating expenses for the year ended December 31, 2016 is primarily a result of the Oklahoma Divestitures. Additionally, lease operating expenses decreased overall at our Gulf Coast and East Texas fields as a result of certain cost saving measures put in place during 2016. We expect lease operating expenses during 2017 to generally approximate 2016 expenses on an absolute value basis and to decrease on a per unit basis.
Production taxes for the year ended December 31, 2016 totaled $354,000, or $0.02 per Mcfe, as compared to $2,470,000, or $0.07 per Mcfe, during the 2015 period. The decrease in total production taxes was primarily due to the receipt in 2016 of $1,292,000 of production tax refunds on certain of our East Texas wells that qualified for a gas tax credit. Additionally, production taxes decreased as a result of lower commodity prices for our production during the 2016 period as compared to the 2015 period. The majority of our properties that are subject to severance taxes are assessed on the oil and gas sales value. As a result of the expected increases in production and completion of the two-year severance tax exemption on our Thunder Bayou well, we expect an increase in our total and per unit production taxes during 2017 as compared to 2016.
General and administrative expenses during the year ended December 31, 2016 totaled $26,040,000 as compared to $20,777,000 during the 2015 period. General and administrative expenses increased 25% during the year ended December 31, 2016 primarily due to the inclusion of $10,139,000 of costs related to the issuance of the 2021 Notes and 2021 PIK Notes. ASC Topic 470-60 "Troubled Debt Restructurings by Debtors" requires financing costs related to a troubled debt restructuring to be expensed in the period incurred.  Offsetting this increase were lower employee related costs, including share-based compensation. Included in general and administrative expenses for 2016 are share-based compensation costs, net of amounts capitalized, of $1,582,000, compared to $4,388,000 during the 2015 period. We capitalized $6,623,000 of general and administrative costs during the year ended December 31, 2016 as compared to $8,210,000 during the comparable 2015 period. Excluding the non-recurring debt restructuring fees included in 2016, we expect general and administrative expenses to decrease during 2017 as compared to 2016 due to an approximate 50% reduction in staff levels during 2016.

Depreciation, depletion and amortization ("DD&A") expense on oil and gas properties for the year ended December 31, 2016 totaled $27,962,000, or $1.19 per Mcfe, as compared to $62,138,000, or $1.82 per Mcfe, during the comparable 2015 period. The decrease in the per unit DD&A rate is primarily the result of recent ceiling test write-downs. We expect our DD&A rate for 2017 to approximate the rate during 2016.
At December 31, 2016, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at that date, averaged $2.51 per Mcf of natural gas, $40.85 per barrel of oil and $1.82 per Mcfe of natural gas liquids, respectively. As a result of lower commodity prices and their negative impact on our estimated proved reserves and estimated future net cash flows, we recognized a ceiling test write-down of approximately $40,304,000 during the year ended December 31, 2016. At December 31, 2015, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at that date, averaged $2.42 per Mcf of natural gas, $50.29 per barrel of oil and $2.21 per Mcfe of natural gas liquids, respectively. As a result of lower commodity prices and their negative impact on our estimated proved reserves and estimated future net cash flows, we recognized a ceiling test write-down of approximately $266,562,000 during the year ended December 31, 2015. See Note 11, "Ceiling Test" for further discussion of the ceiling test write-downs. Utilizing current strip prices for oil and gas prices for the first quarter of 2017 and projecting the effect on the estimated future net cash flows from our estimated proved reserves as of March 31, 2017, we do not expect to recognize an additional ceiling test write-down during the first quarter of 2017.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $30,019,000 during the year ended December 31, 2016, as compared to $33,766,000 during 2015. During the year ended December 31, 2016, our capitalized interest totaled $935,000 as compared to $4,671,000 during the 2015 period. The decrease in interest expense was a result of the February 2016 debt exchange, including a $1,479,000 non-cash reduction related to the amortization of the excess carrying value of the 2017 Notes tendered in the February 2016 debt exchange and the 2021 Notes tendered in the September 2016 debt exchange (see Note 9 - Long-Term Debt). In addition, during the February 2016 debt exchange, we redeemed $53,627,000 of 2017 Notes with cash on hand. Partially offsetting this decrease in interest expense was the decrease in capitalized interest as a result of lower unevaluated oil and gas properties. While we expect interest expense for 2017 to approximate 2016, cash interest costs during 2017 are expected to be significantly lower than those in 2016 due to the payment-in-kind feature of the 2021 PIK Notes.

#41#

Income tax expense during the year ended December 31, 2016 totaled $543,000, as compared to $2,626,000 during the 2015 period. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs recognized, we have incurred a three-year cumulative loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $177,405,000 as of December 31, 2016.
Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014
Net income (loss) available to common stockholders totaled ($299,929,000) and $26,051,000 for the years ended December 31, 2015 and 2014, respectively. The primary fluctuations were as follows:
Production Total production decreased 21% during the year ended December 31, 2015 as compared to the 2014 period. The decrease in total production was due primarily to the 2015 Oklahoma divestiture and normal production declines at our Gulf Coast fields. Partially offsetting these decreases were increases relating to the successful drilling program in our Carthage field as well as our Thunder Bayou discovery.
Gas production during the year ended December 31, 2015 decreased 18% from the 2014 period. The decrease in gas production was due to the 2015 Oklahoma divestiture and normal production declines at our Gulf Coast fields, partially offset by the successful drilling program in our Carthage field and the completion of our Thunder Bayou discovery.
Oil production during the year ended December 31, 2015 decreased 34% as compared to the 2014 period due primarily to normal production declines at our Gulf Coast fields, downtime at certain of our Gulf of Mexico properties and the divestiture of our Fort Trinidad field in July 2015 and our Eagleford field in September 2014.
Ngl production during the year ended December 31, 2015 decreased 27% from the 2014 period due to the 2015 Oklahoma divestiture and normal production declines at our Gulf Coast fields, partially offset by the successful drilling program in our Carthage field and the completion of our Thunder Bayou discovery.
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
Revenue Including the effects of hedges, oil and gas sales during the twelve months ended December 31, 2015 decreased 48% to $115,969,000, as compared to oil and gas sales of $225,021,000 during the 2014 period. The decreased revenue during 2015 was primarily due to decreased production during 2015 as a result of the 2015 Oklahoma divestiture, as well as lower average realized prices.
Expenses Lease operating expenses for the year ended December 31, 2015 totaled $40,130,000, or $1.17 per Mcfe, as compared to $48,597,000, or $1.12 per Mcfe, during the 2014 period. The increase in per unit lease operating expenses for the year ended December 31, 2015 is primarily a result of the 2015 Oklahoma divestiture, which included properties with a lower relative per unit cost, as well as normal production declines and downtime at certain of our Gulf Coast fields.
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

Depreciation, depletion and amortization ("DD&A") expense on oil and gas properties for the year ended December 31, 2015 totaled $62,138,000, or $1.82 per Mcfe, as compared to $86,406,000, or $1.99 per Mcfe, during the comparable 2014 period. The decrease in the per unit DD&A rate is primarily the result of ceiling test write-downs in the 2015 period.

#42#

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
Interest expense, net of amounts capitalized on unevaluated properties, totaled $33,766,000 during the year ended December 31, 2015, as compared to $29,281,000 during 2014. During the year ended December 31, 2015, our capitalized interest totaled $4,671,000 as compared to $9,999,000 during the 2014 period. The increase in interest expense was a result of lower capitalized interest on our reduced unevaluated property balance which declined as a result of the 2015 Oklahoma divestiture.
Income tax expense (benefit) during the year ended December 31, 2015 totaled $2,626,000, as compared to ($2,941,000) during the 2014 period. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs recognized, we have incurred a three-year cumulative loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $143,508,000 as of December 31, 2015.
Liquidity and Capital Resources
We have historically financed our acquisition, exploration and development activities principally through cash flow from operations, borrowings from banks and other lenders, issuances of equity and debt securities, joint ventures and sales of assets. However, our liquidity position has been negatively impacted by the prolonged decline in commodity prices that began in late 2014. In response to lower commodity prices, we executed a number of transactions during 2015 and 2016 aimed at preserving liquidity, reducing overall debt levels and extending debt maturities. Through these transactions, which included two debt exchanges, we have reduced debt maturing in 2017 from $350 million to $22.7 million and have reduced total debt 32% from $425 million at December 31, 2014 to $290.3 million at December 31, 2016. In addition to extending the maturity on the majority of our debt due in 2017, our September 2016 debt exchange permits us to reduce our cash interest expense on $243.5 million of debt from 10% cash to 1% cash and 9% payment-in-kind for the first three semi-annual interest payments, which is expected to provide us with more than $30 million in cash interest savings during 2017 and 2018. Finally, in October 2016, we entered into a new $50 million Multidraw Term Loan Agreement maturing in 2020 that replaced our prior bank credit facility, which had no borrowing base on the date of termination. The Multidraw Term Loan Agreement will provide capital for general corporate purposes, including refinancing the $22.7 million of remaining 2017 Notes. For additional information, see "Source of Capital: Debt" below.
At December 31, 2016 we had a working capital deficit of $37.8 million compared to a surplus of $50.5 million at December 31, 2015. The decrease in our working capital is primarily due to the $63.8 million in cash payments made in connection with the 2016 debt exchanges and the inclusion of the 2017 Notes in current liabilities as discussed in "Source of Capital: Debt" below.
Our liquidity may be negatively impacted by federal bonding requirements related to our properties located on the Outer Continental Shelf (the "OCS"). To cover the various obligations of lessees on the OCS, the Bureau of Ocean Energy Management (the "BOEM") and the Bureau of Safety and Environmental Enforcement (the "BSEE") generally require that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be satisfied. Because we are not exempt from the BOEM's supplemental bonding requirements, we engage surety companies to post the requisite bonds. Pursuant to the terms of our surety agreements, we may be required to post collateral at the surety companies' discretion. Two of our surety companies requested collateral be posted to support certain of the bonds issued on our behalf and to date, we have provided cash deposits totaling $6.2 million to satisfy these requests. The surety companies may request additional collateral which could have a material adverse effect on our liquidity position. If we fail to satisfy future requests for collateral, we may be in default under our agreements with the surety companies, which could cause a cross-default under the Multidraw Term Loan Agreement and potentially the indentures governing the 2021 Notes and 2021 PIK Notes. In addition, recently updated BOEM financial assurance and risk management requirements may increase the amount of surety bonds or other security required to be provided by us. For additional information, see "Item 1A Risk Factors - We may be required to post additional collateral to satisfy the collateral requirements related to the surety bonds that secure our offshore decommissioning obligations or to increase the amount of surety bonds or other security required pursuant to updated BOEM financial assurance and risk management requirements".

#43#

Source of Capital: Operations
Net cash flow provided by (used in) operations decreased from $30.1 million during the year ended December 31, 2015 to $(56.6) million during the 2016 period. The decrease in operating cash flow during 2016 as compared to 2015 was primarily attributable to decreases in oil and gas revenues as well as the timing of payment of payables based on operational activity.
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
In June 2015, we sold a majority of our interests in the Woodford and Mississippian Lime fields for cash proceeds of $274.1 million. Net proceeds from the sale were used to repay all borrowings outstanding under our bank credit facility and increase our cash on hand. In 2016, we sold our remaining assets in Oklahoma for approximately $18.5 million.
Source of Capital: Debt
On August 19, 2010, we issued $150 million in principal amount of our 10% Senior Notes due 2017. On July 3, 2013, we issued an additional $200 million in principal amount of our 10% Senior Notes due 2017 (collectively, the "2017 Notes").
On February 17, 2016, we closed a private exchange offer (the "February Exchange") and consent solicitation (the "February Consent Solicitation") to certain eligible holders of our outstanding 2017 Notes. In satisfaction of the tender of $214.4 million in aggregate principal amount of the 2017 Notes, representing approximately 61% of the then outstanding aggregate principal amount of 2017 Notes, we (i) paid approximately $53.6 million of cash, (ii) issued $144.7 million aggregate principal amount of our new 10% Second Lien Senior Secured Notes due 2021 (the "2021 Notes") and (iii) issued approximately 4.3 million shares (1.1 million shares as adjusted for the Reverse Split) of our common stock. Following the completion of the February Exchange, $135.6 million in aggregate principal amount of the 2017 Notes remained outstanding. The February Consent Solicitation eliminated or waived substantially all of the restrictive covenants contained in the indenture governing the 2017 Notes.
On September 27, 2016, we closed private exchange offers (the "September Exchange") and a consent solicitation (the "September Consent Solicitation") to certain eligible holders of our outstanding 2017 Notes and 2021 Notes. In satisfaction of the consideration of $113.0 million in aggregate principal amount of the 2017 Notes, representing approximately 83% of the then outstanding aggregate principal amount of 2017 Notes, and $130.5 million in aggregate principal amount of the then 2021 Notes, representing approximately 90% of the then outstanding aggregate principal amount of 2021 Notes, we issued (i) $243.5 million in aggregate principal amount of our new 10% Second Lien Senior Secured PIK Notes due 2021 (the "2021 PIK Notes") and (ii) approximately 3.5 million shares of our common stock. We also paid, in cash, accrued and unpaid interest on the 2017 Notes and 2021 Notes accepted in the September Exchange from the last applicable interest payment date to, but not including, September 27, 2016. Following the consummation of the September Exchange, there is $22.7 million in aggregate principal amount of the 2017 Notes outstanding and $14.2 million in aggregate principal amount of the 2021 Notes outstanding. The September Consent Solicitation amended certain provisions of the indenture governing the 2021 Notes and amended the registration rights agreement with respect to the 2021 Notes.
Unless we exercise our payable in kind ("PIK") interest option, the 2021 PIK Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year, starting on February 15, 2017. We may, at our option, for one or more of the first three interest payment dates of the 2021 PIK Notes, pay interest at (i) the annual rate of 1% in cash plus (ii) the annual rate of 9% PIK (the "PIK Interest") payable by increasing the principal amount outstanding of the 2021 PIK Notes or by issuing additional 2021 PIK Notes in certificated form. We exercised this PIK option in connection with the interest payment on February 15, 2017. As of the date hereof, we are in compliance with all of the covenants under the 2021 PIK Notes.
The 2021 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. As of the date hereof, we are in compliance with all of the covenants under the 2021 Notes.
The 2017 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on March 1 and September 1 of each year and the 2017 Notes mature on September 1, 2017. As of the date hereof, we are in compliance with the remaining covenants under the 2017 Notes. On March 1, 2017, we notified the holders of the 2017 Notes that we will redeem the remaining $22.7 million of 2017 Notes on March 31, 2017 at a redemption price of 100% of the principal amount thereof, plus accrued interest to the redemption date. We expect to pay the redemption price with a combination of cash on hand and amounts borrowed under the Multidraw Term Loan Agreement described below.

#44#

The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to Accounting Standards Codification ("ASC") Topic 470-60 "Troubled Debt Restructurings by Debtors." We determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million is reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall is being amortized under the effective interest method over the term of the 2021 PIK Notes.
We previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange is now reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes is being amortized under the effective interest method over the term of the 2021 Notes. At December 31, 2016, $1.2 million of the excess remained as part of the carrying value of the 2021 Notes and we recognized $1.5 million of amortization expense as a reduction to interest expense during the year ended December 31, 2016.
The indentures governing the 2021 PIK Notes and the 2021 Notes contain affirmative and negative covenants that, among other things, limit our ability and the ability of the subsidiary guarantors of the 2021 PIK Notes and the 2021 Notes to incur indebtedness; purchase or redeem stock; make certain investments; create liens that secure debt; enter into transactions with affiliates; sell assets; refinance certain indebtedness; merge with or into other companies or transfer substantially all of our assets; and, in certain circumstances, to pay dividends or make other distributions on stock. The 2021 PIK Notes and the 2021 Notes are fully and unconditionally guaranteed on a senior basis by certain of our wholly-owned subsidiaries.
The 2021 PIK Notes and the 2021 Notes are secured equally and ratably by second-priority liens on substantially all of our and the subsidiary guarantors' oil and gas properties and substantially all of our other assets to the extent such properties and assets secure the Multidraw Term Loan Agreement (as defined below), except for certain excluded assets. Pursuant to the terms of an intercreditor agreement, the security interest in those properties and assets that secure the 2021 PIK Notes and the 2021 Notes and the guarantees are contractually subordinated to liens that secure the Multidraw Term Loan Agreement and certain other permitted indebtedness. Consequently, the 2021 PIK Notes and the 2021 Notes and the guarantees will be effectively subordinated to the Multidraw Term Loan Agreement and such other indebtedness to the extent of the value of such assets.
On October 17, 2016, we entered into the Multidraw Term Loan Agreement (the "Multidraw Term Loan Agreement") with Franklin Custodian Funds - Franklin Income Fund ("Franklin"), as a lender, and Wells Fargo Bank, National Association, as administrative agent, replacing the credit agreement with JPMorgan Chase Bank, N.A. The Multidraw Term Loan Agreement provides a multi-advance term loan facility, with borrowing availability for three years, in a principal amount of up to $50.0 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the “Term Loans”) may be used to repay existing debt, including the 2017 Notes, to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. The Term Loans mature on October 17, 2020. As of the date hereof, we have $10.0 million of borrowings outstanding under the Term Loans.
Our obligations under the Multidraw Term Loan Agreement and the Term Loans are secured by a first priority lien on substantially all of our assets and certain of our subsidiaries, including a lien on all equipment and at least 90% of the aggregate total value of our oil and gas properties and our subsidiaries, a pledge of the equity interests of PetroQuest Energy, L.L.C. (the "Borrower") and certain of our other subsidiaries, and corporate guarantees of our and certain of our other subsidiaries of the indebtedness of the Borrower. Term Loans under the Multidraw Term Loan Agreement bear interest at the rate of 10% per annum.
We and our subsidiaries are subject to a restrictive financial covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of our and our subsidiaries’ oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than (a) 1.7 to 1.0 as measured on December 31, 2016 and March 31, 2017, and (b) 2.0 to 1.0 as measured on June 30, 2017, and the last day of each calendar quarter thereafter (the "Coverage Ratio").
Sales of our and our subsidiaries’ oil and gas properties outside the ordinary course of business are limited under the terms of the Multidraw Term Loan Agreement. In addition, the Multidraw Term Loan Agreement prohibits us from declaring and paying dividends on our Series B Preferred Stock.
The Multidraw Term Loan Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign

#45#

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
The 2017 Notes are reflected net of $0.1 million and $3.0 million of related unamortized financing costs at December 31, 2016 and 2015, respectively. The 2021 Notes are reflected net of $0.1 million of related unamortized financing costs as of December 31, 2016 and the Term Loans are reflected net of $2.8 million of related unamortized financing costs as of December 31, 2016.
The following table reconciles the face value of the 2017 Notes, 2021 Notes, 2021 PIK Notes and Term Loans to the carrying value included in our Consolidated Balance Sheet as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016				December 31, 2015
	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans
Face Value	$22,650	$14,177	$243,468	$10,000	$350,000	$—	$—	$—
Unamortized Deferred Financing Costs	(82)	(108)	—	(2,751)	(2,992)	—	—	—
Excess (shortfall) Carrying Value	—	1,159	(590)	—	—	—	—	—
Accrued PIK Interest	—	—	5,722	—	—	—	—	—
Carrying Value	$22,568	$15,228	$248,600	$7,249	$347,008	$—	$—	$—

Use of Capital: Exploration and Development
Our 2017 capital budget, which includes capitalized interest and general and administrative costs, is expected to range between $40 million and $48 million, which from the midpoint of such range, represents a 176% increase from our 2016 capital expenditures. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. We plan to fund our capital expenditures with cash flow from operations and cash on hand. To the extent additional capital is required, we may utilize our Multidraw Term Loan Agreement, sales of equity or debt securities, evaluate the sale of additional assets or we may reduce our capital expenditures to manage our liquidity position.
Use of Capital: Acquisitions
We do not budget acquisitions; however, we are continuously evaluating opportunities to expand our existing asset base or establish positions in new core areas.
We expect to finance our future acquisition activities, if consummated, through cash on hand. We may also utilize sales of equity or debt securities, borrowings under our Multidraw Term Loan Agreement, sales of properties or assets or joint venture arrangements with industry partners, if necessary. We cannot assure you that such additional financings will be available on acceptable terms, if at all.

#46#

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Total	2017	2018	2019	2020	2021	After 2021
10% senior notes due 2017 (1)	$24,915	$24,915	$—	$—	$—	$—	$—
10% senior secured notes due 2021 (1)	20,558	1,418	1,418	1,418	1,418	14,886	—
10% senior secured PIK Notes due 2021 (1)	392,806	21,997	26,919	27,511	27,511	288,868	—
Multidraw Term Loan (1)	13,922	1,000	1,000	1,000	10,922	—	—
Operating leases (2)	3,815	1,208	470	447	445	434	811
Asset retirement obligations (3)	36,558	4,160	3,535	1,778	20,840	3,751	2,494
Other commitments (4)	12,218	2,318	2,475	2,475	2,475	2,475	—
Total	$504,792	$57,016	$35,817	$34,629	$63,611	$310,414	$3,305

(1) Includes principal and estimated interest.
(2) Consists primarily of leases for office space and office equipment.
(3) Consists of estimated future obligations to abandon our oil and gas properties.
(4) Consists of a drilling rig contract and a volumetric commitment in East Texas.

Item 7A    Quantitative and Qualitative Disclosures About Market Risk
We experience market risks primarily in commodity prices. Because all of our properties are located within the United States, we believe that our business operations are not exposed to significant market risks relating to foreign currency exchange risk.
Our revenues are derived from the sale of our crude oil, natural gas, and natural gas liquids production. Based on projected annual sales volumes for 2017, a 10% decline in the estimated average prices we expect to receive for our crude oil, natural gas and natural gas liquids production would result in an approximate $8.4 million decline in our revenues for 2017.
We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of our production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the year ended December 31, 2016, we received approximately $1.8 million from the counterparties to our derivative instruments in connection with net hedge settlements.
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
Our Multidraw Term Loan Agreement requires that the counterparties to our hedge contracts be rated A-/A3 or higher by S&P or Moody’s. Currently, the counterparty to our existing hedge contracts is Shell Trading Risk Management LLC.
As of December 31, 2016, we had entered into the following gas hedge contracts:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
January 2017 - December 2017	Swap	10,000 Mmbtu	$3.26
January 2017 - March 2018	Swap	10,000 Mmbtu	$3.01
April 2017 - March 2018	Swap	10,000 Mmbtu	$3.40

#47#

During March 2017, we entered into the following additional hedge contract accounted for as a cash flow hedge:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
October 2017 - March 2018	Swap	10,000 Mmbtu	$3.22
After executing the above transactions, the Company has approximately 11.0 Bcf of gas volumes, at an average price of $3.21 per Mcf hedged for 2017 and approximately 2.7 Bcf of gas volumes, at an average price of $3.21 per Mcf hedged for 2018.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

#48#

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, management believes that our internal control over financial reporting was effective as of December 31, 2016 based on these criteria.
Ernst & Young LLP, our independent registered public accounting firm, has issued their report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.
March 9, 2017
/s/ Charles T. Goodson
Charles T. Goodson
Chairman and
Chief Executive Officer

/s/ J. Bond Clement
J. Bond Clement
Executive Vice President-
Chief Financial Officer

#49#

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
We have audited PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PetroQuest Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PetroQuest Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2016 and our report dated March 9, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 9, 2017

Item 9B.	Other Information
NONE

PART III

Items 10, 11, 12, 13, & 14.
Pursuant to General Instruction G of Form 10-K, the information concerning Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accounting Fees and Services, is incorporated by reference to the information set forth in the definitive Proxy Statement of PetroQuest Energy, Inc. relating to the Annual Meeting of Stockholders to be held May 16, 2017, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission.

#50#

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. FINANCIAL STATEMENTS
The following financial statements of the Company and the Report of the Company’s Independent Registered Public Accounting Firm thereon are included on pages F-1 through F-27 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the three years ended December 31, 2016
Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2016
Consolidated Statements of Cash Flows for the three years ended December 31, 2016
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2016
Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES:
All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.

#51#

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

**#2.7
Purchase and Sale Agreement dated as of April 20, 2016, by and between PetroQuest Energy, L.L.C. and GR Woodford Properties, LLC (incorporated herein by reference to Exhibit 2.1 to Form 10-Q filed on August 3, 2016).

3.1	Certificate of Incorporation of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed September 16, 1998).

3.2	Certificate of Domestication of Optima Petroleum Corporation (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed September 16, 1998).

3.3
Certificate of Designations, Preferences, Limitations and Relative Rights of The Series a Junior Participating Preferred Stock of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit A of the Rights Agreement attached as Exhibit 1 to Form 8-A filed November 9, 2001).

3.4
Certificate of Designations establishing the 6.875% Series B Cumulative Convertible Perpetual Preferred Stock, dated September 24, 2007 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on September 24, 2007).

3.5	Certificate of Amendment to Certificate of Incorporation dated May 14, 2008 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed June 23, 2009).

3.6	Certificate of Amendment to Certificate of Incorporation dated May 18, 2016 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on May 20, 2016).

3.7	Certificate of Amendment to Certificate of Incorporation dated May 18, 2016 (incorporated herein by reference to Exhibit 3.2 to From 8-K filed on May 20, 2016).

3.8	Bylaws of PetroQuest Energy, Inc., as amended of February 19, 2016 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed February 22, 2016).

4.1
Indenture, dated August 19, 2010, between PetroQuest Energy, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on August 19, 2010).

#52#

4.2
First Supplemental Indenture, dated August 19, 2010, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on August 19, 2010).

4.3
Second Supplemental Indenture, dated July 3, 2013, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on July 3, 2013).

4.4
Third Supplemental Indenture, dated October 23, 2013, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A.(incorporated herein by reference to Exhibit 4.7 to Form 10-K filed on March 6, 2015)

4.5
Fourth Supplemental Indenture, dated February 1, 2015, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and U.S. Bank National Association, as successor trustee to The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on February 3, 2016).

4.6
Registration Rights Agreement, dated February 17, 2016, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and Seaport Global Securities LLC, as representative of the several investors named therein (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on February 18, 2016).

4.7
Indenture, dated February 17, 2016, between PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on February 18, 2016).

4.8
First Supplemental Indenture, dated as of September 13, 2016, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on September 14, 2016).

4.9
Registration Rights Agreement, dated July 3, 2013, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on July 3, 2013).

4.10
Waiver of Registration Rights, dated as of September 13, 2016, among PetroQuest Energy, Inc., the Subsidiary Guarantors and Seaport Global Securities LLC (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on September 14, 2016).

4.11
Indenture, dated September 27, 2016, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on September 27, 2016).

4.12
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

†10.2
Form of Incentive Stock Option Agreement for executive officers (including Charles T. Goodson, Arthur M. Mixon, III, J. Bond Clement and Edward E. Abels, Jr.) under the PetroQuest Energy, Inc. 1998 Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-K filed February 27, 2009).

†10.3	Form of Nonstatutory Stock Option Agreement under the PetroQuest Energy, Inc. 1998 Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Form 10-K filed February 27, 2009).

#53#

†10.4
Form of Restricted Stock Agreement for executive officers (including Charles T. Goodson, Arthur M. Mixon, III, J. Bond Clement and Edward E. Abels, Jr.) under the PetroQuest Energy, Inc. 1998 Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-K filed February 27, 2009).

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

†10.10
Form of Award Notice of Restricted Stock Units - Employees (including Charles T. Goodson, Arthur M. Mixon, III, J. Bond Clement and Edward E. Abels, Jr.) under the PetroQuest Energy, Inc. Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed November 15, 2012).

†10.11
Form of Award Notice of Restricted Stock Units - Outside Director/Consultant under the PetroQuest Energy, Inc. Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed November 15, 2012).

†10.12
Form of Restricted Stock Agreement - Executive Officers (including Charles T. Goodson, Arthur M. Mixon, III, J. Bond Clement and Edward E. Abels, Jr.) under the PetroQuest Energy, Inc. 1998 Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed November 15, 2012).

†10.13
Form of Restricted Stock Units Agreement - Employees (including Charles T. Goodson, Arthur M. Mixon, III, J. Bond Clement and Edward E. Abels, Jr.) under the PetroQuest Energy, Inc. 2013 Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 19, 2014).

†10.14
Form of Award Notice of Phantom Stock Units - Employees (including Charles T. Goodson, Arthur M. Mixon, III, J. Bond Clement and Edward E. Abels, Jr.) under the PetroQuest Energy, Inc. Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed November 19, 2014).

†10.15
Form of Performance Unit Notice and Award- Employees (including Charles T. Goodson, Arthur M. Mixon, III, J. Bond Clement and Edward E. Abels, Jr.) under the PetroQuest Energy, Inc. Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 21, 2014).

10.16
Multidraw Term Loan Agreement, dated as of October 17, 2016, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., Franklin Custodian Funds - Franklin Income Fund, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on October 17, 2016).

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

#54#

†10.19
Amended Executive Employment Agreement dated effective as of December 31, 2008, between J. Bond Clement and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed February 27, 2009).

†10.20	Executive Employment Agreement dated February 1, 2014 between PetroQuest Energy, Inc. and Edward E. Abels, Jr. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed February 5, 2014).

†10.21
Form of Amended Termination Agreement between the Company and each of its executive officers, including Charles T. Goodson, Arthur M. Mixon, III, and J. Bond Clement (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed January 6, 2009).

†10.22	Termination Agreement dated February 1, 2014 between PetroQuest Energy, Inc. and Edward E. Abels, Jr. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed February 5, 2014).

†10.23
Form of Indemnification Agreement between PetroQuest Energy, Inc. and each of its directors and executive officers, including Charles T. Goodson, Arthur M. Mixon, III, , J. Bond Clement, Edward E. Abels, Jr., William W. Rucks, IV, E. Wayne Nordberg, J. Gerard Jolly, W.J. Gordon, III and Charles F. Mitchell, II (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed March 13, 2002).

†10.24	Form of Surrender and Cancellation Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 16, 2010).

10.25
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

10.26
Intercreditor Agreement, dated February 17, 2016, by and between JPMorgan Chase Bank, N.A., as Priority Lien Agent, and Wilmington Trust, National Association, as Second Lien Collateral Trustee (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on February 18, 2016).

+10.27	PetroQuest Energy, Inc. 2016 Long Term Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 7, 2016).

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Form 10-K filed March 8, 2006).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Ryder Scott Company, L.P.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

*99.1	Reserve report letter as of December 31, 2016, as prepared by Ryder Scott Company, L.P.

#55#

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	The registrant agrees to furnish supplementally a copy of any omitted schedule to the Agreements to the SEC upon request.

†	Management contract or compensatory plan or arrangement
#
Confidential treatment has been granted for portions of this exhibit. Omissions are designated with brackets containing asterisks. As part of our confidential treatment request, a complete version of this exhibit was filed separately with the SEC.

(b)	Exhibits. See Item 15 (a) (3) above.

(c)	Financial Statement Schedules. None

Item 16.	10K-Summary

NONE

#56#

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

#57#

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

#58#

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

#59#

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2017.

PETROQUEST ENERGY, INC.

By:	/s/ Charles T. Goodson
CHARLES T. GOODSON
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2017.

By:	/s/ Charles T. Goodson	Chairman of the Board, President, Chief Executive Officer and Director
	CHARLES T. GOODSON	(Principal Executive Officer)

By:	/s/ J. Bond Clement	Executive Vice President, Chief Financial Officer, Treasurer
	J. BOND CLEMENT	(Principal Financial and Accounting Officer)

By:	/s/ W.J. Gordon, III	Director
W.J. GORDON, III

By:	/s/ J. Gerard Jolly	Director
J. GERARD JOLLY

By:	/s/ Charles F. Mitchell, II, M.D.	Director
CHARLES F. MITCHELL, II, M.D.

By:	/s/ E. Wayne Nordberg	Director
E. WAYNE NORDBERG

By:	/s/ William W. Rucks, IV	Director
WILLIAM W. RUCKS, IV

#60#

#61#

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
We have audited the accompanying consolidated balance sheets of PetroQuest Energy, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetroQuest Energy, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetroQuest Energy, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 9, 2017

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$28,312	$148,013
Revenue receivable	10,294	6,476
Joint interest billing receivable	7,632	49,374
Derivative asset	—	1,508
Other current assets	2,353	3,874
Total current assets	48,591	209,245
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,323,333	1,310,891
Unevaluated oil and gas properties	9,015	12,516
Accumulated depreciation, depletion and amortization	(1,243,286)	(1,157,455)
Oil and gas properties, net	89,062	165,952
Other property and equipment	10,951	11,229
Accumulated depreciation of other property and equipment	(10,109)	(8,737)
Total property and equipment	89,904	168,444
Other assets, net of accumulated amortization of $4,385 and $3,842, respectively	6,365	1,630
Total assets	$144,860	$379,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$25,265	$97,999
Advances from co-owners	2,330	16,118
Oil and gas revenue payable	22,146	18,911
Accrued interest and preferred stock dividend	2,047	12,795
Asset retirement obligation	4,160	6,015
Derivative liability	3,947	—
10% Senior Unsecured Notes due 2017	22,568	—
Other accrued liabilities	3,938	6,946
Total current liabilities	86,401	158,784
Multi-draw Term Loan	7,249	—
10% Senior Unsecured Notes due 2017	—	347,008
10% Senior Secured Notes due 2021	15,228	—
10% Senior Secured PIK Notes due 2021	248,600	—
Asset retirement obligation	32,450	36,541
Other long-term liabilities	6,027	53
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 21,197 and 16,410 shares, respectively	21	16
Paid-in capital	304,341	290,432
Accumulated other comprehensive income (loss)	(4,750)	947
Accumulated deficit	(550,708)	(454,463)
Total stockholders’ equity	(251,095)	(163,067)
Total liabilities and stockholders’ equity	$144,860	$379,319
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(Amounts in Thousands, Except Per Share Data)

	Year Ended
	December 31,
	2016	2015	2014
Revenues:
Oil and gas sales	$66,667	$115,969	$225,021
Expenses:
Lease operating expenses	28,508	40,130	48,597
Production taxes	354	2,470	5,927
Depreciation, depletion and amortization	28,720	63,497	87,818
Ceiling test write-down	40,304	266,562	—
General and administrative	26,040	20,777	22,870
Accretion of asset retirement obligation	2,515	3,259	2,958
Interest expense	30,019	33,766	29,281
	156,460	430,461	197,451
Other income (expense):
Gain on sale of assets	—	21,937	—
Other income (expense)	(560)	391	679
	(560)	22,328	679
Income (loss) from operations	(90,353)	(292,164)	28,249
Income tax expense (benefit)	543	2,626	(2,941)
Net income (loss)	(90,896)	(294,790)	31,190
Preferred stock dividend	5,349	5,139	5,139
Net income (loss) available to common stockholders	$(96,245)	$(299,929)	$26,051
Earnings (loss) per common share:
Basic
Net income (loss) per share	$(5.24)	$(18.45)	$1.57
Diluted
Net income (loss) per share	$(5.24)	$(18.45)	$1.57
Weighted average number of common shares:
Basic	18,354	16,256	16,051
Diluted	18,354	16,256	16,056
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in Thousands)

	Year Ended
	December 31,
	2016	2015	2014
Net income (loss)	$(90,896)	$(294,790)	$31,190
Change in fair value of derivatives, net of income tax (expense) benefit of $561, $2,650 and ($3,211) respectively	(5,697)	(4,473)	6,516
Comprehensive income (loss)	$(96,593)	$(299,263)	$37,706
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year Ended
	December 31,
	2016	2015	2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$(90,896)	$(294,790)	$31,190
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax expense (benefit)	543	2,626	(2,941)
Depreciation, depletion and amortization	28,720	63,497	87,818
Ceiling test writedown	40,304	266,562	—
Accretion of asset retirement obligation	2,515	3,259	2,958
Share based compensation expense	1,444	4,617	5,248
Gain on sale of assets	—	(21,937)	—
Amortization costs and other	2,106	2,259	2,188
Non-cash PIK interest	5,722	—	—
Payments to settle asset retirement obligations	(3,169)	(2,776)	(3,623)
Costs incurred to issue 2021 Notes and 2021 PIK Notes	10,139	—	—
Changes in working capital accounts:
Revenue receivable	(3,818)	10,009	10,083
Joint interest billing receivable	41,400	223	(20,276)
Accounts payable and accrued liabilities	(72,760)	(9,400)	50,243
Advances from co-owners	(13,788)	3,299	11,850
Other	(5,060)	2,657	3,470
Net cash provided by (used in) operating activities	(56,598)	30,105	178,208
Cash flows provided by (used in) investing activities:
Investment in oil and gas properties	(30,366)	(90,218)	(174,633)
Investment in other property and equipment	(24)	(454)	(926)
Sale of oil and gas properties	25,482	271,769	11,908
Net cash provided by (used in) investing activities	(4,908)	181,097	(163,651)
Cash flows used in financing activities:
Net payments for share based compensation	11	(199)	(75)
Deferred financing costs	(3,156)	(1,094)	(253)
Payment of preferred stock dividend	(1,285)	(5,139)	(5,139)
Proceeds from borrowings	10,000	70,000	17,500
Repayment of borrowings	—	(145,000)	(17,500)
Redemption of 2017 Notes	(53,626)	—	—
Costs incurred to issue 2021 Notes and 2021 PIK Notes	(10,139)	—	—
Net cash used in financing activities	(58,195)	(81,432)	(5,467)
Net increase (decrease) in cash and cash equivalents	(119,701)	129,770	9,090
Cash and cash equivalents, beginning of period	148,013	18,243	9,153
Cash and cash equivalents, end of period	$28,312	$148,013	$18,243
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$33,206	$36,217	$37,174
Income taxes	$(18)	$—	$270
See accompanying Notes to Consolidated Financial Statements.

PetroQuest Energy Inc.
Consolidated Statements of Stockholders’ Equity
(Amounts in Thousands)

	Common Stock	Preferred Stock	Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2013	$16	$1	$280,759	$(1,096)	$(180,585)	$99,095
Options exercised	—	—	1,032	—	—	1,032
Retirement of shares upon vesting of restricted stock	—	—	(1,309)	—	—	(1,309)
Share-based compensation expense	—	—	5,248	—	—	5,248
Issuance of shares under employee stock purchase plan	—	—	276	—	—	276
Derivative fair value adjustment, net of tax	—	—	—	6,516	—	6,516
Preferred stock dividend	—	—	—	—	(5,139)	(5,139)
Net income	—	—	—	—	31,190	31,190
December 31, 2014	$16	$1	$286,006	$5,420	$(154,534)	$136,909
Options exercised	—	—	61	—	—	61
Retirement of shares upon vesting of restricted stock	—	—	(451)	—	—	(451)
Share-based compensation expense	—	—	4,617	—	—	4,617
Issuance of shares under employee stock purchase plan	—	—	199	—	—	199
Derivative fair value adjustment, net of tax	—	—	—	(4,473)	—	(4,473)
Preferred stock dividend	—	—	—	—	(5,139)	(5,139)
Net loss	—	—	—	—	(294,790)	(294,790)
December 31, 2015	$16	$1	$290,432	$947	$(454,463)	$(163,067)
Issuance of shares in debt exchange	5	—	12,520	—	—	12,525
Retirement of shares upon vesting of restricted stock	—	—	(200)	—	—	(200)
Share-based compensation expense	—	—	1,444	—	—	1,444
Issuance of shares under employee stock purchase plan	—	—	145	—	—	145
Derivative fair value adjustment, net of tax	—	—	—	(5,697)	—	(5,697)
Preferred stock dividend	—	—	—	—	(5,349)	(5,349)
Net loss	—	—	—	—	(90,896)	(90,896)
December 31, 2016	$21	$1	$304,341	$(4,750)	$(550,708)	$(251,095)

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies
PetroQuest Energy, Inc. (a Delaware Corporation) (“PetroQuest”) is an independent oil and gas company headquartered in Lafayette, Louisiana with an exploration office in The Woodlands, Texas. It is engaged in the exploration, development, acquisition and operation of oil and gas properties in Texas and the Gulf Coast Basin.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates of proved oil and gas reserves and future net cash flows from estimated proved reserves are based on geological and engineering data and depend upon a number of variable factors and assumptions. Changes in estimated proved oil and gas reserves used in the calculation of depreciation, depletion and amortization of oil and gas properties or the present value of the estimated future net cash flows from estimated proved reserves used in the ceiling test could have a material impact on future results of operations.
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
The capitalized costs of proved oil and gas properties cannot exceed the present value of the estimated net future cash flows from proved reserves based on historical twelve-month, first day of the month, average oil, gas and natural gas liquid prices, including the effect of hedges in place (the full cost ceiling). If the capitalized costs of proved oil and gas properties exceed the full cost ceiling, the Company is required to write-down the value of its oil and gas properties to the full cost ceiling amount. The Company follows the provisions of Staff Accounting Bulletin (“SAB”) No. 106, regarding the application of Accounting Standards Codification ("ASC") Topic 410-20 by companies following the full cost accounting method. SAB No. 106 indicates that estimated future dismantlement and abandonment costs that are recorded on the balance sheet are to be included in the costs subject to the full cost ceiling limitation. The estimated future cash outflows associated with settling the recorded asset retirement obligations are excluded from the computation of the present value of estimated future net revenues used in applying the ceiling test.
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
Other Assets
Other assets at December 31, 2016 included $6.2 million related to cash collateral paid with respect to the Company's surety bonds which secure its offshore decommissioning obligations. Other assets at December 31, 2015 included $1.4 million related to deferred financing costs with respect to the Company's bank credit facility, which were written off upon termination of the bank credit facility.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740. Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures are capitalized and depreciated, depleted and amortized on the unit-of-production method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, the Company may use certain provisions of the Internal Revenue Code that allow capitalization of intangible drilling costs. Other financial and income tax reporting differences occur primarily as a result of statutory depletion. Deferred tax assets are assessed for realizability and a valuation allowance is established for any portion of the asset for which it is more likely than not will not be realized.
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

	Year Ended December 31,
	2016	2015	2014
Shell Trading Co	23%	18%	30%
Laclede Energy Resources	17%	21%	24%
Superior Natural Gas	14%	(a)	(a)
BG Group	10%	10%	(a)
Unimark, LLC	(a)	17%	14%

(a)	Less than 10 percent

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
The Company’s hedges are specifically referenced to NYMEX prices for natural gas. The effectiveness of hedges is evaluated at the time the contracts are entered into, as well as periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices received from the designated production. Through this analysis, the Company is able to determine if a high correlation exists between the prices received for its designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2016, the Company’s derivative instruments were designated as effective cash flow hedges. See Note 7 for further discussion of the Company’s derivative instruments.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements.  The core principle of ASU 2014-09 is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods and or services.  In August 2015, the FASB issued ASU 2015-14 deferring the effective date of ASU 2014-09 by one year to interim and annual periods beginning on or after December 31, 2017.  Entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  We expect to apply the modified retrospective approach upon adoption of this standard. The Company is currently evaluating the effect that this new standard will have on its consolidated financial statements and related disclosures, however, the Company does not expect the adoption of the standard will have a material impact on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40)."  The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the company's ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Additionally, management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when it concludes its plans alleviate substantial doubt about the company's ability to continue as a going concern. ASU 2014-15 became effective for us on December 15, 2016. The standard did not impact the Company's disclosures, financial position, results of operations or cash flows.
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" to simplify the presentation of deferred income taxes. The guidance allows for the presentation of all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the balance sheet. We early adopted ASU 2015-17, on a retrospective basis, which had no effect on our financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard is effective for public entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years, with earlier application permitted. Upon adoption the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently evaluating the effect that this new standard may have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)" to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and forfeitures, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public entities for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. An entity that elects early adoption must adopt all of the amendments in ASU 2016-09 in the same period. We are currently evaluating the effect that this new standard may have on our financial statements, but we do not anticipate the implementation of this new standard will have a material effect.

Note 2—Acquisitions and Divestitures
Divestitures:
On June 4, 2015, the Company completed the sale of a majority of its interests in the Woodford Shale and Mississippian Lime for $280 million, subject to customary post-closing purchase price adjustments, effective January 1, 2015. At closing, the Company received $257.7 million in cash and recognized a receivable of $13.9 million, which was received in full during the third quarter of 2015.
In connection with the sale, the Company entered into a Contract Operating Services Agreement ("COSA") whereby the Company retained a minimal working interest in the assets sold and agreed to provide certain services as a contract operator for the period of one year from the closing date of the sale. The COSA was terminated on November 1, 2016 and the remaining working interest was transferred to the acquiring owner.
At December 31, 2014, the estimated proved reserves attributable to the assets sold totaled approximately 227.2 Bcfe (unaudited), which represented approximately 57% (unaudited) of the Company's estimated proved reserves. Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. A significant alteration is generally not expected to occur for sales involving less than 25% of the total proved reserves. If the sale was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, the Company recognized a gain on the sale of $23.2 million during 2015. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values.
In March 2016, the Company sold certain non-producing assets in East Texas for $7 million to a potential joint venture partner. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties. After determining it would not pursue a joint venture with this party, the Company repurchased the non-producing assets for $5 million in December, 2016 as per the terms of the purchase and sale agreement. The Company subsequently entered into a new drilling joint venture in East Texas with another group of partners.
On April 20, 2016, the Company completed the sale of a majority of its remaining Woodford Shale assets in the East Hoss field for approximately $18 million, subject to customary post-closing purchase price adjustments, effective April 1, 2016. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties.
On October 31, 2016, the Company completed the sale of its remaining Oklahoma assets for approximately $0.7 million, subject to customary post-closing purchase-price adjustments, effective November 1, 2016. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties.
Note 3—Equity
Common Stock
On May 18, 2016, the Company effected a reverse split of the Company's common stock at a ratio of one share of newly issued common stock for each four shares of issued and outstanding common stock (the "Reverse Split"). The purpose of the Reverse Split was to increase the per share trading price of the Company's common stock in order to regain compliance with the New York Stock Exchange continued listing standards. The Reverse Split proportionately reduced the total number of outstanding shares of common stock from approximately 70.5 million shares to approximately 17.6 million shares. All references in the consolidated financial statements and notes to consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Split.
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
In connection with an amendment to the Company's bank credit facility, which was terminated in October, 2016, prohibiting the Company from declaring or paying dividends on the Series B Preferred Stock, the Company suspended the quarterly cash dividend on it Series B Preferred Stock beginning with the dividend payment due on April 15, 2016. Under the terms of the Series B Preferred Stock, any unpaid dividends will accumulate. As of December 31, 2016, the Company has deferred three quarterly dividends and has accrued a $5.1 million payable related to the three deferred quarterly dividends and the quarterly dividend that was payable on January 15, 2017, which is included in other long-term liabilities on the Consolidated Balance Sheet. If the Company fails to pay six quarterly dividends on the Series B Preferred Stock, whether or not consecutive, holders of the Series B Preferred Stock, voting as a single class, will have the right to elect two additional directors to the Company's Board of Directors until all accumulated and unpaid dividends on the Series B Preferred Stock are paid in full. The Multidraw Term Loan Agreement (see Note 9) currently restricts the Company from paying cash dividends on the Series B Preferred Stock.
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
Conversion rights. Each share of Series B Preferred Stock may be converted at any time, at the option of the holder, into 0.8608 shares of the Company’s common stock (which is based on an initial conversion price of approximately $58.08 per share of common stock, subject to further adjustment) plus cash in lieu of fractional shares, subject to the Company’s right to settle all or a portion of any such conversion in cash or shares of the Company’s common stock. If the Company elects to settle all or any portion of its conversion obligation in cash, the conversion value and the number of shares of the Company’s common stock it will deliver upon conversion (if any) will be based upon a 20 trading day averaging period.
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

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Year Ended December 31, 2016	Loss(Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(96,245)	18,354	$(5.24)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(96,245)	18,354	$(5.24)

For the Year Ended December 31, 2015	Loss(Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(299,929)	16,256	$(18.45)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(299,929)	16,256	$(18.45)

For the Year Ended December 31, 2014	Income(Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders	$26,051	16,051
Attributable to participating securities	(855)	—
BASIC EPS	$25,196	16,051	$1.57

Net income available to common stockholders	$26,051	16,051
Effect of dilutive securities:
Stock options	—	5
Attributable to participating securities	(854)	—
DILUTED EPS	$25,197	16,056	$1.57
An aggregate of 0.9 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 1.3 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2016, because the inclusion would have been anti-dilutive as a result of the net loss reported for the year.
An aggregate of 0.1 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 1.3 million shares were not included in the computation of diluted earnings per share during the year ended December 31, 2015, because the inclusion would have been anti-dilutive as a result of the net loss reported for the year.
Common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 1.3 million shares during the year ended December 31, 2014 were not included in the computation of diluted earnings per share because the inclusion would have been anti-dilutive. Options to purchase 0.3 million shares of common stock were outstanding during the year ended December 31, 2014 and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.

Note 5—Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC Topic 718. Share-based compensation cost is recognized over the requisite service period. Compensation cost for awards with graded vesting is recognized using the accelerated attribution method. Share-based compensation cost is reflected as a component of general and administrative expenses. A detail of share-based compensation cost for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock options:
Incentive Stock Options (share settled)	$206	$243	$573
Non-Qualified Stock Options (share settled)	164	71	171
Restricted stock (share settled)	1,073	4,303	4,504
Cash settled stock units	244	(439)	3,094
Share-based compensation	$1,687	$4,178	$8,342
During the years ended December 31, 2016 and 2014, the Company capitalized $0.1 million, and $1.5 million, respectively, of compensation cost related to cash settled restricted stock units to oil and gas properties. No such amounts were capitalized during the year ended December 31, 2015. During the years ended December 31, 2016, 2015 and 2014, the Company recorded income tax benefits of approximately $0.5 million, $1.5 million and $2.3 million, respectively, related to share-based compensation expense recognized during those periods. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for any periods presented.
Share-Based compensation settled in shares
At December 31, 2016, the Company had $1.8 million of unrecognized compensation cost related to unvested restricted stock and stock options. This amount will be recognized as compensation expense over a weighted average period of approximately three years.
Stock Options
Stock options may be granted to employees and consultants and generally vest equally over a three-year period. Stock options may also be granted to directors and generally vest one year or less from the date of grant to align with their term on the board. Stock options must be exercised within 10 years of the grant date. The exercise price of each option may not be less than 100% of the fair market value of a share of common stock on the date of grant. Upon a change in control of the Company, all outstanding options become immediately exercisable.
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

There were no stock options granted in 2015. The following table outlines the assumptions used in computing the fair value of stock options granted during 2016 and 2014:

	Years Ended December 31,
	2016	2014
Dividend yield	—%	—%
Expected volatility	62.0%-79.99%	79.4% - 80.0%
Risk-free rate	1.255%-2.09%	1.81% - 2.015%
Expected term	6 years	6 years
Forfeiture rate	5.0%	5.0%
Stock options granted (1)	1,168,754	17,359
Wgtd. avg. grant date fair value per share	$1.96	$11.36
Fair value of grants (1)	$2,293,000	$197,000

(1)	Prior to applying estimated forfeiture rate
The following table details stock option activity during the year ended December 31, 2016:

	Number of Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Life	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of year	340,492	$24.38
Granted	1,168,754	3.33
Expired/cancelled/forfeited	(96,306)	22.01
Exercised	—	—
Outstanding at end of year	1,412,940	7.13	8.74	$186

Options exercisable at end of year	256,013	$24.11	4.73	$—
Options expected to vest	1,355,094	7.29	8.71	$176
The total fair value of stock options that vested during the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $0.8 million and $1.0 million, respectively. The intrinsic value of stock options exercised was immaterial for all periods presented.
The following table summarizes information regarding stock options outstanding at December 31, 2016:

Range of	Options	Wgtd. Avg.	Wgtd. Avg.	Options	Wgtd. Avg.
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	12/31/2016	Contractual Life	Price	12/31/2016	Price
$0.00-$2.49	66,373	9.20	$2.37		—
$2.50-$3.49	878,833	9.74	$3.17		—
$3.50-$4.99	206,769	9.38	$4.26		—
$15.00-$30.32	260,965	4.77	$23.94	256,013	$24.11
	1,412,940	8.74	$7.13	256,013	$24.11
Restricted Stock
The Company computes the fair value of its service based restricted stock using the closing price of the Company’s stock at the date of grant, and compensation expense is recognized assuming a 5% estimated forfeiture rate. Restricted stock granted to employees generally vests evenly over a three-year period. Restricted stock granted to directors vests one year or less from the date of grant to align with their term on the board. Upon a change in control of the Company, all outstanding shares of restricted stock will become immediately vested.

The following table details restricted stock activity during the year ended December 31, 2016:

	Number of Shares	Wgtd. Avg. Fair Value per Share
Outstanding at beginning of year	296,259	$16.32
Granted	—	—
Cancelled/forfeited	(67,672)	16.97
Lapse of restrictions	(150,030)	15.90
Outstanding at December 31, 2016	78,557	$16.57
The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2015 and 2014 was $5.08 and $17.28, respectively, per share. No restricted stock was granted in 2016. The total fair value of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $4.7 million and $5.0 million, respectively. At December 31, 2016, the weighted average remaining life of restricted stock outstanding was approximately one year.
Share-Based compensation settled in cash
Restricted Stock Units
The Company may grant restricted stock units ("RSUs") to employees that vest evenly over a three-year period. Cash payment will be made to employees on each vesting date based upon the Company's closing stock price on that date. Upon change in control of the Company, all of the RSUs will immediately vest. The Company computes the fair value of the RSUs using the closing price of the Company's stock at the end of each period and records a liability based on the percentage of requisite service rendered at the reporting date. During 2016, the Company paid $0.3 million for 0.1 million RSUs that vested during the period.
Market Based Restricted Stock Units
The Company granted 60,767 market based restricted stock units ("MRSUs") to executive officers during November 2014. The executive officers can earn between 0-200% of the MRSUs granted based on the Company's performance versus a defined peer group. The MRSUs vest in one-third increments on each of the first, second and third annual anniversaries starting January 1, 2016. Upon change in control of the Company, all of the MRSUs will immediately vest. The number of MRSUs that ultimately vest is based on the Company's total shareholder return in the last 20 days of the fiscal year in relation to the last 20 days of the previous fiscal year in comparison to a group of 12 selected peer stocks of similar sized companies which operate within the same sector. The performance period ended on December 31, 2015 and executive officers earned 50% of the MRSUs. The MRSUs are cash settled on each vesting date based on the number of MRSUs that vest multiplied by the Company's closing stock price. The Company estimates the fair value of the outstanding MRSUs using a Monte Carlo valuation model and records a liability based on the percentage of requisite service rendered at the reporting date. The Monte Carlo valuation model considers such inputs as the Company's and its peer group's stock prices, a risk-free interest rate, and an estimated volatility for the Company and its peer group. As of December 31, 2016, the Company had a liability for RSUs and MRSUs outstanding in the amount of $0.1 million based upon the closing stock price at December 31, 2016.
The following table details MRSU and RSU activity during the year ended December 31, 2016:

	MRSU	RSU	Total
Outstanding at beginning of year	25,821	188,337	214,158
Granted	—	—	—
Expired/Cancelled/Forfeited	(2,285)	(44,897)	(47,182)
Vested/Paid	(8,607)	(111,461)	(120,068)
Outstanding at December 31, 2016	14,929	31,979	46,908

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
The following table describes the changes to the Company’s asset retirement obligation (in thousands):

	Year Ended December 31,
	2016	2015
Asset retirement obligation, beginning of period	$42,556	$54,970
Liabilities incurred	—	466
Liabilities settled	(3,296)	(2,776)
Accretion expense	2,515	3,259
Revisions in estimated cash flows	(1,746)	(11,137)
Divestiture of oil and gas properties	(3,419)	(2,226)
Asset retirement obligation, end of period	36,610	42,556
Less: current portion of asset retirement obligation	(4,160)	(6,015)
Long-term asset retirement obligation	$32,450	$36,541
Divestitures of oil and gas properties during 2016 included $3.3 million as a result of the sale of our remaining Oklahoma assets. Divestitures of oil and gas properties during 2015 included $1.8 million as a result of the sale of our Woodford Shale and Mississippian Lime assets. The liabilities incurred, revisions in estimated cash flows and divestitures represent non-cash investing activities for purposes of the statement of cash flows.

Note 7—Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the statement of operations as derivative income (expense). At December 31, 2016 and 2015, all of the Company's outstanding derivative instruments were designated as cash flow hedges.
Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $1.8 million, $15.9 million and ($4.2) million, Ngl hedges of $0, $0.5 million and $0.3 million, and oil hedges of $0, $0.6 million and $0.9 million, for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, the Company had entered into the following gas hedge contracts:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
January 2017 - December 2017	Swap	10,000 Mmbtu	$3.26
January 2017 - March 2018	Swap	10,000 Mmbtu	$3.01
April 2017 - March 2018	Swap	10,000 Mmbtu	$3.40
At December 31, 2016, the Company had recognized a liability of approximately $4.8 million related to the estimated fair value of these derivative contracts. Based on estimated future commodity prices as of December 31, 2016, the Company would realize a $2.5 million loss, net of taxes, during the next 12 months. This loss is expected to be reclassified to oil and gas sales based on the schedule of volumes stipulated in the derivative contracts.

During March 2017, we entered into the following additional hedge contract accounted for as a cash flow hedge:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
October 2017 - March 2018	Swap	10,000 Mmbtu	$3.22
Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheet at December 31, 2016 and December 31, 2015:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
December 31, 2016	Derivative liability	$(3,947)
December 31, 2016	Other long-term liabilities	$(803)
December 31, 2015	Derivative asset	$1,508

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for years ended December 31, 2016, 2015 and 2014:

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified into Income	Amount of Gain (Loss) Reclassified into Income
Commodity Derivatives at December 31, 2016	$(4,447)	Oil and gas sales	$1,811
Commodity Derivatives at December 31, 2015	$9,991	Oil and gas sales	$17,114
Commodity Derivatives at December 31, 2014	$6,683	Oil and gas sales	$(3,044)

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company's derivative instruments at December 31, 2016 and 2015 were in the form of swaps based on NYMEX pricing for natural gas. The fair value of these derivatives is derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.

The following table summarizes the Company’s assets (liabilities) that are subject to fair value measurement on a recurring basis as of December 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
At December 31, 2016	$—	$(4,750)	$—
At December 31, 2015	$—	$1,508	$—

The fair value of the Company's cash and cash equivalents approximated book value at December 31, 2016 and 2015. The fair value of the Multidraw Term Loan Agreement approximated face value as of December 31, 2016. The fair value of the Company's bank credit facility, which was terminated in October 2016, approximated book value as of December 31, 2015. The fair value of the Company's 2017 Notes, 2021 Notes and 2021 PIK Notes was determined based upon market quotes provided by an independent broker, which represents a Level 2 input. The following table summarizes the fair value of the 2017 Notes, 2021 Notes and 2021 PIK Notes as of December 31, 2016 and 2015, respectively (in thousands).

	Fair Value at 12/31/16	Face Value at 12/31/16	Carrying value at 12/31/16	Fair Value at 12/31/15	Face Value at 12/31/15	Carrying value at 12/31/15
2017 Notes	$21,970	$22,650	$22,568	$238,000	$350,000	$347,008
2021 Notes	12,192	14,177	15,228	—	—	—
2021 PIK Notes	177,732	243,468	248,600	—	—	—
	$211,894	$280,295	$286,396	$238,000	$350,000	$347,008

Note 9—Long-Term Debt
On August 19, 2010, the Company issued $150 million in principal amount of its 10% Senior Notes due 2017. On July 3, 2013, the Company issued an additional $200 million in principal amount of its 10% Senior Notes due 2017 (collectively, the "2017 Notes").
On February 17, 2016, the Company closed a private exchange offer (the "February Exchange") and consent solicitation (the "February Consent Solicitation") to certain eligible holders of its outstanding 2017 Notes. In satisfaction of the tender of $214.4 million in aggregate principal amount of the 2017 Notes, representing approximately 61% of the then outstanding aggregate principal amount of 2017 Notes, the Company (i) paid approximately $53.6 million of cash, (ii) issued $144.7 million aggregate principal amount of its new 10% Second Lien Senior Secured Notes due 2021 (the "2021 Notes") and (iii) issued approximately 1.1 million shares of its common stock. Following the completion of the February Exchange, $135.6 million in aggregate principal amount of the 2017 Notes remained outstanding. The February Consent Solicitation eliminated or waived substantially all of the restrictive covenants contained in the indenture governing the 2017 Notes.
On September 27, 2016, the Company closed private exchange offers (the "September Exchange") and a consent solicitation (the "September Consent Solicitation") to certain eligible holders of its outstanding 2017 Notes and 2021 Notes. In satisfaction of the consideration of $113.0 million in aggregate principal amount of the 2017 Notes, representing approximately 83% of the then outstanding aggregate principal amount of 2017 Notes, and $130.5 million in aggregate principal amount of the 2021 Notes, representing approximately 90% of the then outstanding aggregate principal amount of 2021 Notes, the Company issued (i) $243.5 million in aggregate principal amount of its new 10% Second Lien Senior Secured PIK Notes due 2021 (the "2021 PIK Notes") and (ii) approximately 3.5 million shares of its common stock. The Company also paid, in cash, accrued and unpaid interest on the 2017 Notes and 2021 Notes accepted in the September Exchange from the last applicable interest payment date to, but not including, September 27, 2016. Following the consummation of the September Exchange, there is $22.7 million in aggregate principal amount of the 2017 Notes outstanding and $14.2 million in aggregate principal amount of the 2021 Notes outstanding. The September Consent Solicitation amended certain provisions of the indenture governing the 2021 Notes and amended the registration rights agreement with respect to the 2021 Notes.
Unless the Company exercises its payable in kind ("PIK") interest option, the 2021 PIK Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year, starting on February 15, 2017. The Company may, at its option, for one or more of the first three interest payment dates of the 2021 PIK Notes, pay interest at (i) the annual rate of 1% in cash plus (ii) the annual rate of 9% PIK (the "PIK Interest") payable by increasing the principal amount outstanding of the 2021 PIK Notes or by issuing additional 2021 PIK Notes in certificated form. We exercised this PIK option in connection with the interest payment due on February 15, 2017. As of December 31, 2016, the Company was in compliance with all of the covenants under the 2021 PIK Notes.
The 2021 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. As of December 31, 2016, the Company was in compliance with all of the covenants under the 2021 Notes.
The 2017 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on March 1 and September 1 of each year and the 2017 Notes mature on September 1, 2017. As of December 31, 2016, the Company was in compliance with the remaining covenants under the 2017 Notes.
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to ASC Topic 470-60 "Troubled Debt Restructurings by Debtors." The Company determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million is reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall is being amortized under the effective interest method over the term of the 2021 PIK Notes.
The Company previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange is now reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes is being amortized under the effective interest method over the term of the 2021 Notes. At December 31, 2016, $1.2 million of the excess remained as part of the carrying value of the 2021 Notes and the Company recognized $1.5 million of amortization expense as a reduction to interest expense during the year ended December 31, 2016.
The issuance of the 2021 Notes, 2021 PIK Notes and shares of common stock, as wells as the exchange of the 2017 Notes and 2021 Notes in the February Exchange and September Exchange represent non-cash financing activities for purposes of the statement of cash flows.
The indentures governing the 2021 PIK Notes and the 2021 Notes contain affirmative and negative covenants that, among other things, limit the ability of the Company and the subsidiary guarantors of the 2021 PIK Notes and the 2021 Notes to incur indebtedness; purchase or redeem stock; make certain investments; create liens that secure debt; enter into transactions with affiliates; sell assets; refinance certain indebtedness; merge with or into other companies or transfer substantially all of their assets; and, in certain circumstances, to pay dividends or make other distributions on stock. The 2021 PIK Notes and the 2021 Notes are fully and unconditionally guaranteed on a senior basis, jointly and severally, by certain wholly-owned subsidiaries of the Company.
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
On October 17, 2016, the Company entered into the Multidraw Term Loan Agreement (the "Multidraw Term Loan Agreement") with Franklin Custodian Funds - Franklin Income Fund ("Franklin"), as a lender, and Wells Fargo Bank, National Association, as administrative agent, replacing the credit agreement with JPMorgan Chase Bank, N.A. The Multidraw Term Loan Agreement provides a multi-advance term loan facility, with borrowing availability for three years, in a principal amount of up to $50.0 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the “Term Loans”) may be used to repay existing debt (including the remaining 2017 Notes), to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. The Term Loans mature on October 17, 2020. As of December 31, 2016, the Company has $10.0 million of borrowings outstanding under the Term Loans.
The Company’s obligations under the Multidraw Term Loan Agreement and the Term Loans are secured by a first priority lien on substantially all of the assets of the Company and certain of its subsidiaries, including a lien on all equipment and at least 90% of the aggregate total value of the oil and gas properties of the Company and its subsidiaries, a pledge of the equity interests of PetroQuest Energy, L.L.C. (the "Borrower") and certain of the Company’s other subsidiaries, and corporate guarantees of the

Company and certain of the Company’s other subsidiaries of the indebtedness of the Borrower. Term Loans under the Multidraw Term Loan Agreement bear interest at the rate of 10% per annum.
The Company and its subsidiaries are subject to a restrictive financial covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of the Company’s and its subsidiaries’ oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than (a) 1.7 to 1.0 as measured on December 31, 2016 and March 31, 2017, and (b) 2.0 to 1.0 as measured on June 30, 2017, and the last day of each calendar quarter thereafter (the "Coverage Ratio").
Sales of the Company’s and its subsidiaries’ oil and gas properties outside the ordinary course of business are limited under the terms of the Multidraw Term Loan Agreement. In addition, the Multidraw Term Loan Agreement prohibits the Company from declaring and paying dividends on its Series B Preferred Stock.
The Multidraw Term Loan Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of December 31, 2016, no default or event of default existed under the Multidraw Term Loan Agreement and the Company was in compliance with all covenants contained in the Multidraw Term Loan Agreement, including the Coverage Ratio.
The 2017 Notes are reflected net of $0.1 million and $3.0 million of related unamortized financing costs at December 31, 2016 and 2015, respectively. The 2021 Notes are reflected net of $0.1 million of related unamortized financing costs as of December 31, 2016 and the Term Loans are reflected net of $2.8 million of related unamortized financing costs as of December 31, 2016.
The following table reconciles the face value of the 2017 Notes, 2021 Notes, 2021 PIK Notes and Term Loans to the carrying value included in the consolidated balance sheet as of December 31, 2016 and 2015 (in thousands):.

	December 31, 2016				December 31, 2015
	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans
Face Value	$22,650	$14,177	$243,468	$10,000	$350,000	$—	$—	$—
Unamortized Deferred Financing Costs	(82)	(108)	—	(2,751)	(2,992)	—	—	—
Excess (shortfall) Carrying Value	—	1,159	(590)	—	—	—	—	—
Accrued PIK Interest	—	—	5,722	—	—	—	—	—
Carrying Value	$22,568	$15,228	$248,600	$7,249	$347,008	$—	$—	$—

On March 1, 2017, we notified the holders of the 2017 Notes that we will redeem the remaining $22.7 million of 2017 Notes on March 31, 2017 at a redemption price of 100% of the principal amount thereof, plus accrued interest to the redemption date. We expect to pay the redemption price with a combination of cash on hand and amounts borrowed under the Multidraw Term Loan Agreement described above.

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
During 2016, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to (received from) Messrs. Goodson and Green, or their affiliates, in the amounts of $(15,000) and $25,000, respectively, and with respect to Mr. Nordberg, costs billed exceeded revenues disbursed in the amount of $200. During 2015, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to (received from) Messrs. Goodson and Green, or their affiliates, in the amounts of $(45,000) and $30,000, respectively, and with respect to Mr. Nordberg, costs billed exceeded revenues disbursed in the amount of $300. During 2014, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson and Green, or their affiliates, in the amounts of $80,000 and $116,000, respectively, and with respect to Mr. Nordberg, costs billed equaled revenues disbursed. No such disbursements were made to Mr. Rucks during any reported period. With respect to Mr. Goodson, gross revenues attributable to interests, properties or participation rights held by him prior to joining the Company as an officer and director on September 1, 1998 represent all of the gross revenue received by him during these periods.
In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. At December 31, 2016, the Company’s joint interest billing receivable included approximately $8,000 from the related parties discussed above or their affiliates, attributable to their share of costs. This represents less than 1% of the Company’s total joint interest billing receivable at December 31, 2016.
Periodically, the Company charters private aircraft for business purposes. During 2014, the Company paid approximately $18,000 to a third party operator in connection with the Company’s use of flight hours owned by Charles T. Goodson through a fractional ownership arrangement with the third party operator. These amounts represent the cost of the hours purchased by Mr. Goodson. No such amounts were incurred during 2016 and 2015. The Company’s use of flight hours purchased by Mr. Goodson was pre-approved by the Company’s Audit Committee and there is no agreement or obligation by or on behalf of the Company to utilize this aircraft arrangement.
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
In accordance with SEC requirements, the estimated future net cash flows from estimated proved reserves are based on an average of the first day of the month spot price for a historical 12-month period, adjusted for quality, transportation fees and market differentials. At  December 31, 2016 and 2015, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at that date, averaged $2.51 and $2.42, respectively, per Mcf of natural gas, $40.85 and $50.29, respectively, per barrel of oil and $1.82 and $2.21, respectively, per Mcfe of Ngl. As a result of lower commodity prices and their negative impact on the Company's estimated proved reserves and estimated future net cash flows, the Company recognized ceiling test write-downs of approximately $40.3 million and $266.6 million, respectively, during 2016 and 2015. The Company did not recognize a ceiling test write-down in the fourth quarter of 2016. The Company’s cash flow hedges in place at December 31, 2015 decreased the ceiling test write-down by approximately $1.1 million. The Company did not recognize a ceiling test write-down during 2014.

Note 12—Other Comprehensive Income (Loss)
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
The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2016 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2015	$947	$—	$947
Other comprehensive income before reclassifications:
Change in fair value of derivatives	(4,447)	—	(4,447)
Income tax effect	1,654	(1,654)	—
Net of tax	(2,793)	(1,654)	(4,447)
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(1,811)	—	(1,811)
Income tax effect	674	(113)	561
Net of tax	(1,137)	(113)	(1,250)
Net other comprehensive loss	(3,930)	(1,767)	(5,697)
Balance as of December 31, 2016	$(2,983)	$(1,767)	$(4,750)

Note 13—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs, the Company has incurred a three-year cumulative loss. Because of the impact the cumulative loss had on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. The Company had a valuation allowance of $177.4 million as of December 31, 2016.

An analysis of the Company’s deferred tax assets and liabilities follows (amounts in thousands):

	December 31,
	2016	2015
Net operating loss carryforwards	$92,072	$51,519
Percentage depletion carryforward	9,372	10,592
Alternative minimum tax credits	784	784
Contributions carryforward and other	282	266
Temporary differences:
Oil and gas properties	27,992	62,786
Asset retirement obligation	13,620	15,831
Derivatives	1,767	(561)
Share-based compensation	1,870	2,291
Original issue discount on debt exchanges	29,646	—
Valuation allowance	(177,405)	(143,508)
Deferred tax asset (liability)	$—	$—
At December 31, 2016, the Company had approximately $260.1 million of operating loss carryforwards, of which $12.6 million relates to excess tax benefits with respect to share-based compensation that have not been recognized in the financial statements. If not utilized, approximately $6.9 million of such carryforwards would expire in 2025 and the remainder would expire by the year 2036. The Company has available for tax reporting purposes $26.8 million in statutory depletion deductions that may be carried forward indefinitely.
Income tax expense (benefit) for each of the years ended December 31, 2016, 2015 and 2014 was different than the amount computed using the Federal statutory rate (35%) for the following reasons (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Amount computed using the statutory rate	$(31,623)	$(102,257)	$9,887
Increase (reduction) in taxes resulting from:
State & local taxes	(2,000)	(6,477)	904
Percentage depletion carryforward	(163)	(404)	(1,564)
Non-deductible stock option expense (1)	77	90	213
Share-based compensation (2)	707	1,317	90
Other	1,415	113	(643)
Change in valuation allowance	32,130	110,244	(11,828)
Income tax expense (benefit)	$543	$2,626	$(2,941)

(1)	Relates to compensation expense recognized on the vesting of Incentive Stock Options.

(2)	Relates to the write-off of deferred tax assets associated with share-based compensation that will not be deductible for tax purposes.
Note 14—Commitments and Contingencies
The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including worker's compensation claims, tort claims and contractual disputes. Some of the existing known claims against us are covered by insurance subject to the limits of such policies and the payment of deductible amounts by us. Although we cannot predict the outcome of these proceedings with certainty, management believes that the ultimate disposition of all uninsured or unindemnified matters resulting from existing litigation will not have a material adverse effect on the Company's business or financial position.

Lease Commitments
The Company has operating leases for office space and equipment, which expire on various dates through 2023. Future minimum lease commitments as of December 31, 2016 under these operating leases are as follows (in thousands):

2017	$1,208
2018	470
2019	447
2020	445
2021	434
Thereafter	811
$3,815
Total rent expense under operating leases was approximately $1.5 million, $1.7 million and $1.6 million in 2016, 2015 and 2014, respectively.
Note 15—Supplementary Information on Oil and Gas Operations—Unaudited
The following tables disclose certain financial data relative to the Company’s oil and gas producing activities, which are located onshore and offshore in the continental United States:
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
(amounts in thousands)

	For the Year-Ended December 31,
	2016	2015	2014
Acquisition costs:
Proved	$3,346	$2,287	$3,064
Unproved (1)	2,197	2,550	39,164
Divestiture of proved leasehold	(7,000)	—	—
Exploration costs:
Proved	715	29,322	67,297
Unproved	603	7,677	13,515
Development costs	1,522	9,888	55,722
Capitalized general and administrative and interest costs	7,558	12,881	22,121
Total costs incurred	$8,941	$64,605	$200,883

	For the Year-Ended December 31,
	2016	2015	2014
Accumulated depreciation, depletion and amortization (DD&A)
Balance, beginning of year	$(1,157,455)	$(1,648,060)	$(1,553,044)
Provision for DD&A	(27,962)	(62,138)	(86,406)
Ceiling test writedown	(40,304)	(266,562)	—
Sale of proved properties and other (2) (3)	(17,565)	819,305	(8,610)
Balance, end of year	$(1,243,286)	$(1,157,455)	$(1,648,060)

DD&A per Mcfe	$1.19	$1.82	$1.99

(1)	During 2014, the Company entered into a joint venture in Louisiana for an aggregate purchase price of $24 million for an approximate 30,000 acre leasehold position.

(2)	During 2015, the Company sold its Woodford Shale and Mississippian Lime assets for an aggregate cash purchase price of $274.1 million (see Note 2).

(3)
During 2016, the Company sold its remaining Oklahoma producing assets for an aggregate purchase price of $17.6 million. During 2015, the Company sold its Fort Trinidad assets for net proceeds of approximately $0.5 million and its East Haynesville assets for net proceeds of approximately $0.1 million. During 2014, the Company sold its Eagle Ford assets for net proceeds of approximately $9.8 million.

At December 31, 2016 and 2015, unevaluated oil and gas properties totaled $9.0 million and $12.5 million, respectively, and were not subject to depletion. Unevaluated costs at December 31, 2016 included $0.4 million of costs related to one development well in progress at year-end. These costs are expected to be transferred to evaluated oil and gas properties during 2017 upon the completion of drilling. At December 31, 2015, unevaluated costs included $0.2 million related to 2 exploratory wells in progress. All of these costs were transferred to evaluated oil and gas properties during 2016. The Company capitalized $0.9 million, $4.7 million and $10.0 million of interest during 2016, 2015 and 2014, respectively. Of the total unevaluated oil and gas property costs of $9.0 million at December 31, 2016, $3.4 million, or 38%, was incurred in 2016, $1.1 million, or 12%, was incurred in 2015 and $4.5 million, or 50%, was incurred in prior years. The Company expects that the majority of the unevaluated costs at December 31, 2016 will be evaluated within the next three years, including $1.8 million that the Company expects to be evaluated during 2017.
Oil and Gas Reserve Information
The Company’s net proved oil and gas reserves at December 31, 2016 have been estimated by independent petroleum engineers in accordance with guidelines established by the SEC using a historical 12-month, first of month, average pricing assumption.
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

The following table sets forth an analysis of the Company’s estimated quantities of net proved and proved developed oil (including condensate), gas and natural gas liquid reserves, all located onshore and offshore in the continental United States:

	Oil in MBbls	NGL in MMcfe	Natural Gas in MMcf	Total Reserves in MMcfe
Proved reserves as of December 31, 2013	3,031	28,430	250,109	296,723
Revisions of previous estimates	(37)	2,894	9,976	12,650
Extensions, discoveries and other additions	475	49,990	82,364	135,205
Sale of reserves in place	(229)	(334)	(2,396)	(4,105)
Production	(803)	(7,482)	(31,028)	(43,325)
Proved reserves as of December 31, 2014	2,437	73,498	309,025	397,148
Revisions of previous estimates	(211)	(3,571)	(9,852)	(14,698)
Extensions, discoveries and other additions	163	16,078	45,645	62,702
Sale of reserves in place	(54)	(45,692)	(186,972)	(232,988)
Production	(529)	(5,487)	(25,502)	(34,160)
Proved reserves as of December 31, 2015	1,806	34,826	132,344	178,004
Revisions of previous estimates	247	(4,380)	(11,854)	(14,748)
Extensions, discoveries and other additions	—	—	1,485	1,485
Sale of reserves in place	(154)	—	(24,834)	(25,759)
Production	(502)	(3,871)	(16,617)	(23,501)
Proved reserves as of December 31, 2016	1,397	26,575	80,524	115,481

Proved developed reserves

As of December 31, 2014	2,089	42,584	182,567	237,688

As of December 31, 2015	1,549	15,792	78,533	103,615

As of December 31, 2016	1,212	13,073	47,349	67,694

Proved undeveloped reserves

As of December 31, 2014	348	30,914	126,458	159,460

As of December 31, 2015	257	19,034	53,811	74,389

As of December 31, 2016	185	13,502	33,175	47,787
Year Ended December 31, 2016
During 2016, the Company’s estimated proved reserves decreased by 35%. The decline in reserves was primarily due to the divestiture of the Company's remaining Oklahoma assets and significant reductions in capital spending during 2016. Extensions, discoveries and other additions of 1.5 Bcfe were primarily due to the successful completion of the Company's final Oklahoma wells. Revisions of previous estimates included the reclassification of certain PUD reserves to probable reserves as a result of the Company's assessment of the timing of development. Overall, the Company had a 100% drilling success rate during 2016 on five gross wells drilled.

Year Ended December 31, 2015
During 2015, the Company’s estimated proved reserves decreased by 55% primarily due to the divestiture of the majority of the Company's Woodford Shale and Mississippian Lime assets. Extensions, discoveries and other additions of 63 Bcfe were primarily due to successful drilling programs in the Company's Oklahoma and East Texas fields. The Company added approximately 17 Bcfe of proved reserves in Oklahoma and 44 Bcfe in Texas. Overall, the Company had a 95% drilling success rate during 2015 on 56 gross wells drilled.
Year Ended December 31, 2014
During 2014, the Company's estimated proved reserves increased by 34%. Extensions, discoveries and other additions of 135 Bcfe were primarily due to successful drilling programs in the Company's Oklahoma and East Texas fields and its Thunder Bayou discovery. The Company added approximately 72 Bcfe of proved reserves in Oklahoma, 46 Bcfe in Texas and 15 Bcfe in the Gulf Coast. Overall, the Company had a 91% drilling success rate during 2014 on 58 gross wells drilled.
The following tables (amounts in thousands) present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by ASC Topic 932. Future production and development costs are based on current costs with no escalations. Estimated future cash flows have been discounted to their present values based on a 10% annual discount rate.
Standardized Measure

	December 31,
	2016	2015	2014
Future cash flows	$299,035	$487,834	$1,711,404
Future production costs	(117,283)	(171,678)	(372,690)
Future development costs	(83,720)	(116,591)	(244,784)
Future income taxes	—	—	(121,192)
Future net cash flows	98,032	199,565	972,738
10% annual discount	(30,763)	(71,880)	(424,176)
Standardized measure of discounted future net cash flows	$67,269	$127,685	$548,562
Changes in Standardized Measure

	Year Ended December 31,
	2016	2015	2014
Standardized measure at beginning of year	$127,685	$548,562	$451,180

Sales and transfers of oil and gas produced, net of production costs	(35,993)	(55,849)	(173,540)
Changes in price, net of future production costs	(30,427)	(267,710)	37,204
Extensions and discoveries, net of future production and development costs	864	70,928	237,290
Changes in estimated future development costs, net of development costs incurred during this period	26,356	31,007	11,094
Revisions of quantity estimates	(14,889)	(14,427)	25,591
Accretion of discount	12,769	60,071	47,130
Net change in income taxes	—	52,149	(32,034)
Sale of reserves in place	(16,701)	(194,454)	(7,240)
Changes in production rates (timing) and other	(2,395)	(102,592)	(48,113)
Net increase (decrease) in standardized measure	(60,416)	(420,877)	97,382
Standardized measure at end of year	$67,269	$127,685	$548,562

The historical twelve-month, first day of the month, average prices of oil, gas and natural gas liquids used in determining standardized measure were:

	2016	2015	2014
Oil, $/Bbl	$40.85	$50.29	$96.45
Ngls, $/Mcfe	2.40	2.24	4.11
Natural Gas, $/Mcf	1.82	2.41	3.80
Note 16 - Summarized Quarterly Financial Information - Unaudited

Summarized quarterly financial information is as follows (amounts in thousands except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2016:
Revenues	$17,320	$15,824	$17,094	$16,429
Loss from operations (1)	(37,557)	(22,383)	(22,039)	(8,374)
Loss available to common stockholders (1)	(39,137)	(24,143)	(23,306)	(9,659)
Earnings per share:
Basic	$(2.09)	$(1.38)	$(1.31)	$(0.46)
Diluted	$(2.09)	$(1.38)	$(1.31)	$(0.46)

2015:
Revenues	$33,451	$32,550	$26,872	$23,096
Loss from operations (2)	(121,887)	(57,796)	(50,617)	(61,864)
Loss available to common stockholders (2)	(122,240)	(61,083)	(51,910)	(64,696)
Earnings per share:
Basic	$(7.55)	$(3.77)	$(3.19)	$(3.94)
Diluted	$(7.55)	$(3.77)	$(3.19)	$(3.94)

(1) Loss from operations and loss available to common stockholders reported during the three months ended March 31, June 30 and September 30, 2016 included pretax ceiling test write-downs of $18.9 million, $12.8 million and $8.7 million, respectively.

(2) Loss from operations and loss available to common stockholders reported during the three months ended March 31, June 30, September 30 and December 31, 2015 included pretax ceiling test write-downs of $108.9 million, $65.5 million, $40.2 million and $51.9 million, respectively. Additionally, loss from operations and loss available to common stockholders reported during the three months ended June 30, 2015 included a pretax gain on sale of oil and gas properties of $21.5 million.