Form 10-Q
period 2017-03-31
PETROQUEST ENERGY INC
filed 2017-05-04
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017

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
Registrant’s telephone number, including area code: (337) 232-7028
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2017 there were 21,220,444 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	March 31, 2017	December 31, 2016
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$28,191	$28,312
Revenue receivable	9,269	10,294
Joint interest billing receivable	7,172	7,632
Derivative asset	168	—
Other current assets	3,794	2,353
Total current assets	48,594	48,591
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,331,930	1,323,333
Unevaluated oil and gas properties	11,909	9,015
Accumulated depreciation, depletion and amortization	(1,249,300)	(1,243,286)
Oil and gas properties, net	94,539	89,062
Other property and equipment	9,315	10,951
Accumulated depreciation of other property and equipment	(8,560)	(10,109)
Total property and equipment	95,294	89,904
Other assets	6,364	6,365
Total assets	$150,252	$144,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$30,808	$25,265
Advances from co-owners	3,879	2,330
Oil and gas revenue payable	22,639	22,146
Accrued interest	874	2,047
Asset retirement obligation	3,291	4,160
Derivative liability	1,729	3,947
10% Senior Unsecured Notes due 2017	—	22,568
Other accrued liabilities	3,211	3,938
Total current liabilities	66,431	86,401
Multi-draw Term Loan	27,429	7,249
10% Senior Secured Notes due 2021	15,174	15,228
10% Senior Secured PIK Notes due 2021	254,130	248,600
Asset retirement obligation	32,958	32,450
Other long-term liabilities	6,491	6,027
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 21,214 and 21,197 shares, respectively	21	21
Paid-in capital	304,805	304,341
Accumulated other comprehensive loss	(1,562)	(4,750)
Accumulated deficit	(555,626)	(550,708)
Total stockholders’ equity	(252,361)	(251,095)
Total liabilities and stockholders’ equity	$150,252	$144,860

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Oil and gas sales	$20,772	$17,320
Expenses:
Lease operating expenses	7,076	8,177
Production taxes	308	338
Depreciation, depletion and amortization	6,117	10,138
Ceiling test write-down	—	18,857
General and administrative	3,153	8,599
Accretion of asset retirement obligation	547	608
Interest expense	7,258	8,257
	24,459	54,974
Other income:
Other income	54	97
Loss from operations	(3,633)	(37,557)
Income tax expense	—	86
Net loss	(3,633)	(37,643)
Preferred stock dividend	1,285	1,494
Loss available to common stockholders	$(4,918)	$(39,137)
Loss per common share:
Basic
Net loss per share	$(0.23)	$(2.31)
Diluted
Net loss per share	$(0.23)	$(2.31)
Weighted average number of common shares:
Basic	21,208	16,956
Diluted	21,208	16,956
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(3,633)	$(37,643)
Change in fair value of derivative instruments, accounted for as hedges, net of income tax benefit of $0, and $86, respectively	3,188	(145)
Comprehensive loss	$(445)	$(37,788)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,633)	$(37,643)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred tax expense	—	86
Depreciation, depletion and amortization	6,117	10,138
Ceiling test writedown	—	18,857
Accretion of asset retirement obligation	547	608
Share-based compensation expense	425	442
Amortization costs and other	238	562
Non-cash PIK Interest	5,512	—
Payments to settle asset retirement obligations	(402)	(464)
Costs incurred to issue 2021 Notes	—	4,740
Changes in working capital accounts:
Revenue receivable	1,025	(842)
Joint interest billing receivable	460	10,709
Accounts payable and accrued liabilities	3,037	(20,413)
Advances from co-owners	1,549	(12,021)
Other	(1,462)	(949)
Net cash provided by (used in) operating activities	13,413	(26,190)
Cash flows used in investing activities:
Investment in oil and gas properties	(10,898)	(15,812)
Investment in other property and equipment	(16)	(23)
Sale of oil and gas properties	—	7,000
Net cash used in investing activities	(10,914)	(8,835)
Cash flows used in financing activities:
Net proceeds from share based compensation	40	65
Deferred financing costs	(10)	(38)
Payment of preferred stock dividend	—	(1,284)
Redemption of 2017 Notes	(22,650)	(53,626)
Costs incurred to issue 2021 Notes	—	(4,740)
Proceeds from borrowings	20,000	—
Net cash used in financing activities	(2,620)	(59,623)
Net decrease in cash and cash equivalents	(121)	(94,648)
Cash and cash equivalents, beginning of period	28,312	148,013
Cash and cash equivalents, end of period	$28,191	$53,365
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,975	$16,781
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
The consolidated financial information for the three month periods ended March 31, 2017 and 2016, has been prepared by the Company and was not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2017 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

Note 2—Acquisitions and Divestitures
Divestitures:
In March 2016, the Company sold certain non-producing assets in East Texas for $7 million to a potential joint venture partner. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties. After determining it would not pursue a joint venture with this party, the Company repurchased the non-producing assets for $5.0 million in December 2016 pursuant to the terms of the purchase and sale agreement related to this sale. The Company subsequently entered into a new drilling joint venture in East Texas with another group of partners.
On April 20, 2016, the Company completed the sale of a majority of its remaining Woodford Shale assets in the East Hoss field for approximately $18 million. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties.
On October 31, 2016, the Company completed the sale of its remaining Oklahoma assets for approximately $0.7 million. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties.
Note 3—Equity
Common Stock
On May 18, 2016, the Company effected a reverse split of its common stock at a ratio of one share of newly issued common stock for each four shares of issued and outstanding common stock (the "Reverse Split"). The purpose of the Reverse Split was to increase the per share trading price of the Company's common stock in order to regain compliance with the New York Stock Exchange continued listing standards. The Reverse Split proportionately reduced the total number of outstanding shares of common stock from approximately 70.5 million shares to approximately 17.6 million shares. All references in the consolidated financial statements and notes to consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Split.
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

In connection with an amendment to the Company's prior bank credit facility, which was terminated in October 2016, prohibiting the Company from declaring or paying dividends on the Series B Preferred Stock, the Company suspended the quarterly cash dividend on its Series B Preferred Stock beginning with the dividend payment due on April 15, 2016. Under the terms of the Series B Preferred Stock, any unpaid dividends will accumulate. As of March 31, 2017, the Company has deferred four dividend payments and has accrued a $6.4 million payable related to the four deferred payments and the quarterly dividend that was payable on April 15, 2017, which is included in other long-term liabilities on the Consolidated Balance Sheet. If the Company fails to pay six quarterly dividends on the Series B Preferred Stock, whether or not consecutive, holders of the Series B Preferred Stock, voting as a single class, will have the right to elect two additional directors to the Company's Board of Directors until all accumulated and unpaid dividends on the Series B Preferred Stock are paid in full. The Multidraw Term Loan Agreement (see Note 5) currently restricts the Company from paying cash dividends on the Series B Preferred Stock.
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
Conversion rights. Each share of Series B Preferred Stock may be converted at any time, at the option of the holder, into 0.8608 shares of the Company’s common stock (which is based on a conversion price of approximately $58.08 per share of common stock, subject to further adjustment) plus cash in lieu of fractional shares, subject to the Company’s right to settle all or a portion of any such conversion in cash or shares of the Company’s common stock. If the Company elects to settle all or any portion of its conversion obligation in cash, the conversion value and the number of shares of the Company’s common stock it will deliver upon conversion (if any) will be based upon a 20 trading day averaging period.
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

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follow:

For the Three Months Ended March 31, 2017	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(4,918)	21,208	$(0.23)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(4,918)	21,208	$(0.23)

For the Three Months Ended March 31, 2016	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(39,137)	16,956	$(2.31)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(39,137)	16,956	$(2.31)

An aggregate of 1.5 million and 0.7 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 1.3 million shares were not included in the computation of diluted earnings per share for the three month periods ended March 31, 2017 and 2016, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for such periods.

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
On September 27, 2016, the Company closed private exchange offers (the "September Exchange") and a consent solicitation (the "September Consent Solicitation") to certain eligible holders of its outstanding 2017 Notes and 2021 Notes. In satisfaction of the consideration of $113.0 million in aggregate principal amount of the 2017 Notes, representing approximately 83% of the then outstanding aggregate principal amount of 2017 Notes, and $130.5 million in aggregate principal amount of the 2021 Notes, representing approximately 90% of the then outstanding aggregate principal amount of 2021 Notes, the Company issued (i) $243.5 million in aggregate principal amount of its new 10% Second Lien Senior Secured PIK Notes due 2021 (the "2021 PIK Notes") and (ii) approximately 3.5 million shares of its common stock. The Company also paid, in cash, accrued and unpaid interest on the 2017 Notes and 2021 Notes accepted in the September Exchange from the last applicable interest payment date to, but not including, September 27, 2016. Following the consummation of the September Exchange, there were $22.7 million in aggregate principal amount of the 2017 Notes outstanding and $14.2 million in aggregate principal amount of the 2021 Notes outstanding. The September Consent Solicitation amended certain provisions of the indenture governing the 2021 Notes and amended the registration rights agreement with respect to the 2021 Notes.
On March 31, 2017, the Company redeemed its remaining outstanding 2017 Notes at a redemption price of 100% of the principal amount thereof, plus accrued interest to the redemption date, in the amount of $22.8 million. The redemption was funded by cash on hand and amounts borrowed under the Multidraw Term Loan Agreement described below.
Unless the Company exercises its payable in kind ("PIK") interest option, the 2021 PIK Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The Company may, at its option, for one or more of the first three interest payment dates of the 2021 PIK Notes, pay interest at (i) the annual rate of 1% per annum in cash plus (ii) the annual rate of 9% PIK (the "PIK Interest") payable by increasing the principal amount outstanding of the 2021 PIK Notes or by issuing additional 2021 PIK Notes in certificated form. The Company exercised this PIK option in connection with the interest payment due on February 15, 2017. As of March 31, 2017, the Company was in compliance with all of the covenants under the 2021 PIK Notes.
The 2021 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. As of March 31, 2017, the Company was in compliance with all of the covenants under the 2021 Notes.
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to guidance provided by FASB Accounting Standards Codification ("ASC") Topic 470-60 "Troubled Debt Restructurings by Debtors." The Company determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million is reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall is being amortized under the effective interest method over the term of the 2021 PIK Notes. At March 31, 2017, $0.6 million of the shortfall remained as part of the carrying value of the 2021 PIK Notes and the Company recognized $18 thousand of amortization expense as an increase to interest expense during the three months ended March 31, 2017.
The Company previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange is now reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes is being amortized under the effective interest method over the term of the 2021 Notes. At March 31, 2017, $1.1 million of the excess remained as part of the carrying value of the 2021 Notes and the Company recognized $0.1 million of amortization expense as a reduction to interest expense during the three months ended March 31, 2017.
The issuance of the 2021 Notes, 2021 PIK Notes and shares of common stock, as well as the exchange of the 2017 Notes and 2021 Notes, in the February Exchange and September Exchange represent non-cash financing activities for purposes of the Statement of Cash Flows.
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
On October 17, 2016, the Company entered into the Multidraw Term Loan Agreement (the "Multidraw Term Loan Agreement") with Franklin Custodian Funds - Franklin Income Fund ("Franklin"), as a lender, and Wells Fargo Bank, National Association, as administrative agent, replacing the prior credit agreement with JPMorgan Chase Bank, N.A. The Multidraw Term Loan Agreement provides a multi-advance term loan facility, with borrowing availability for three years, in a principal amount of up to $50 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the “Term Loans”) may be used to repay existing debt, to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. The Term Loans mature on October 17, 2020. As of March 31, 2017, the Company has $30.0 million of borrowings outstanding under the Term Loans.
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
The Company and its subsidiaries are subject to a restrictive financial covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of the Company’s and its subsidiaries’ oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than (a) 1.7 to 1.0 as measured on March 31, 2017, and (b) 2.0 to 1.0 as measured on June 30, 2017, and the last day of each calendar quarter thereafter (the "Coverage Ratio").
Sales of the Company’s and its subsidiaries’ oil and gas properties outside the ordinary course of business are limited under the terms of the Multidraw Term Loan Agreement. In addition, the Multidraw Term Loan Agreement prohibits the Company from declaring and paying dividends on its Series B Preferred Stock.
The Multidraw Term Loan Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of March 31, 2017, no default or event of default existed under the Multidraw Term Loan Agreement and the Company was in compliance with all covenants contained in the Multidraw Term Loan Agreement, including the Coverage Ratio.

The following table reconciles the face value of the 2017 Notes, 2021 Notes, 2021 PIK Notes and Term Loans to the carrying value included in the Company's Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017				December 31, 2016
	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans
Face Value	$—	$14,177	$251,868	$30,000	$22,650	$14,177	$243,468	$10,000
Unamortized Deferred Financing Costs	—	(102)	—	(2,571)	(82)	(108)	—	(2,751)
Excess (shortfall) Carrying Value	—	1,099	(572)	—	—	1,159	(590)	—
Accrued PIK Interest	—	—	2,834	—	—	—	5,722	—
Carrying Value	$—	$15,174	$254,130	$27,429	$22,568	$15,228	$248,600	$7,249

Note 6—Asset Retirement Obligation

The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Three Months Ended March 31,
	2017	2016
Asset retirement obligation, beginning of period	$36,610	$42,556
Liabilities incurred	13	—
Liabilities settled	(540)	(464)
Accretion expense	547	608
Revisions in estimates	(381)	—
Asset retirement obligation, end of period	36,249	42,700
Less: current portion of asset retirement obligation	(3,291)	(5,545)
Long-term asset retirement obligation	$32,958	$37,155

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

In accordance with SEC requirements, the estimated future net cash flows from estimated proved reserves are based on an average of the first day of the month spot price for a historical 12-month period, adjusted for quality, transportation fees and market differentials. At March 31, 2016, the prices used in computing the estimated future net cash flows from the Company's estimated proved reserves, including the effect of hedges in place at that date, averaged $2.19 per Mcf of natural gas, $45.92 per barrel of oil and $1.91 per Mcfe of Ngl. As a result of lower commodity prices and their negative impact on the Company's estimated proved reserves and estimated future net cash flows, the Company recognized a ceiling test write-down of approximately $18.9 million during the three months ended March 31, 2016. The Company's cash flow hedges in place at March 31, 2016 decreased the ceiling test write-down by approximately $0.8 million. No such write-down occurred during the three months ended March 31, 2017.

Note 8—Derivative Instruments

The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At March 31, 2017, the Company's derivative instruments were designated as effective cash flow hedges.

Oil and gas sales include (reductions) additions related to the settlement of gas hedges of ($321,000) and $1,032,000 for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, the Company had entered into the following commodity derivative instruments:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
April - December 2017	Swap	30,000 Mmbtu	$3.22
October - December 2017	Swap	10,000 Mmbtu	$3.22
January - March 2018	Swap	35,000 Mmbtu	$3.24
At March 31, 2017, the Company had recognized an accumulated other comprehensive loss of approximately $1.6 million related to the estimated fair value of its effective cash flow hedges. Based on estimated future commodity prices as of March 31, 2017, the Company would reclassify approximately $1.0 million, net of taxes, of accumulated other comprehensive loss into oil and gas sales during the next twelve months.
Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
March 31, 2017	Derivative asset	$168
March 31, 2017	Derivative liability	$(1,729)
December 31, 2016	Derivative liability	$(3,947)
December 31, 2016	Other long-term liabilities	$(803)
Effect of Cash Flow Hedges on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016:

Instrument	Amount of Gain Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified into Income	Amount of Gain (Loss) Reclassified into oil and gas sales
Commodity Derivatives at March 31, 2017	$2,867	Oil and gas sales	$(321)
Commodity Derivatives at March 31, 2016	$801	Oil and gas sales	$1,032

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at March 31, 2017 and December 31, 2016 were in the form of swaps based on NYMEX pricing for natural gas. The fair value of these derivatives are derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the fair value of the Company’s derivatives subject to fair value measurement on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
March 31, 2017	$—	$(1,561)	$—
December 31, 2016	$—	$(4,750)	$—
The fair value of the Company's cash and cash equivalents approximated book value at March 31, 2017 and December 31, 2016. The fair value of the Term Loans approximated face value as of March 31, 2017 and December 31, 2016. The fair value of the 2017 Notes, 2021 Notes and 2021 PIK Notes were determined based upon market quotes provided by an independent broker, which represents a Level 2 input. The following table summarizes the fair value, carrying value and face value of the 2017 Notes, 2021 Notes and 2021 PIK Notes as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Fair Value	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value
2017 Notes	$—	$—	$—	$21,970	$22,650	22,568
2021 Notes	12,618	14,177	15,174	12,192	14,177	15,228
2021 PIK Notes	191,420	251,868	254,130	177,732	243,468	248,600
	$204,038	$266,045	$269,304	$211,894	$280,295	$286,396

Note 10—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs recognized, the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $182.2 million and $177.4 million as of March 31, 2017 and December 31, 2016, respectively.

Note 11 - Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended March 31, 2017 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2016	$(2,983)	$(1,767)	$(4,750)
Other comprehensive income before reclassifications:
Change in fair value of derivatives	2,867	—	2,867
Income tax effect	(1,066)	1,066	—
Net of tax	1,801	1,066	2,867
Amounts reclassified from accumulated other comprehensive loss:
Oil and gas sales	321	—	321
Income tax effect	(120)	120	—
Net of tax	201	120	321
Net other comprehensive income	2,002	1,186	3,188
Balance as of March 31, 2017	$(981)	$(581)	$(1,562)

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

Note 12 - Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The core principle of ASU 2014-09 is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods and or services. In August 2015, the FASB issued ASU 2015-14 deferring the effective date of ASU 2014-09 by one year to interim and annual periods beginning on or after December 31, 2017. Entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We expect to apply the modified retrospective approach upon adoption of this standard. The Company is currently evaluating the effect that this new standard will have on its consolidated financial statements and related disclosures, however, the Company does not expect the adoption of the standard will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842)", to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard is effective for public entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years, with earlier application permitted. Upon adoption the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)" to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and forfeitures, as well as classification in the statement of cash flows. ASU 2016-09 became effective for us on January 1, 2017. The standard did not have a material impact on the Company's consolidated financial statements.

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
Our liquidity position has been negatively impacted by the prolonged decline in commodity prices that began in late 2014. In response, we executed the following actions aimed at preserving liquidity, reducing overall debt levels and extending debt maturities:

•	Completed the Oklahoma Divestitures for $292.6 million;

•	Reduced our 2016 capital expenditures by 75% as compared to 2015 spending of approximately $65 million;

•	Completed two debt exchanges to extend maturities on a significant portion of debt;

•	Reduced total debt 30% from $425 million at December 31, 2014 to $296 million at March 31, 2017;

•	Entered into a new $50 million Multidraw Term Loan Agreement (as defined below) maturing in 2020;

•	Suspended the quarterly dividend on our outstanding Series B Preferred Stock saving $5.1 million annually; and

•	Secured a new drilling joint venture in East Texas.
In addition to extending the maturity on approximately $113 million of debt due in 2017 to 2021, our September 2016 debt exchange permits us to reduce our cash interest expense on our 2021 PIK Notes (as defined below) from 10% cash to 1% cash and 9% payment-in-kind for the first three semi-annual interest payments, which is expected to provide us with more than $30 million of cash interest savings during 2017 and 2018. To enhance our liquidity and provide capital to address the remaining 2017 Notes (as defined below), in October 2016, we entered into a new $50 million Multidraw Term Loan Agreement maturing in 2020, replacing our prior bank credit facility which had no borrowing base on the date of termination. During March 2017, we utilized borrowings under this Multidraw Term Loan Agreement and cash on hand to redeem the remaining 2017 Notes.
We currently have a more favorable outlook on oil and gas prices for 2017 than what we experienced in 2016. We recently recompleted our Thunder Bayou well in South Louisiana into a larger sand package and commenced the East Texas joint venture drilling program where we expect to drill eight gross wells during 2017. As a result, we expect to grow production during 2017 as compared to 2016. Our production during the first quarter of 2017 increased 13% from the fourth quarter of 2016.
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
Our hedges are specifically referenced to NYMEX prices for natural gas. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At March 31, 2017, our derivative instruments were designated as effective cash flow hedges.
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

	Three Months Ended March 31,
	2017	2016
Production:
Oil (Bbls)	132,678	139,989
Gas (Mcf)	3,524,966	5,547,477
Ngl (Mcfe)	904,206	1,246,632
Total Production (Mcfe)	5,225,240	7,634,043
Sales:
Total oil sales	$6,871,409	$4,358,744
Total gas sales	10,662,342	10,718,208
Total ngl sales	3,238,546	2,242,762
Total oil, gas, and ngl sales	$20,772,297	$17,319,714
Average sales prices:
Oil (per Bbl)	$51.79	$31.14
Gas (per Mcf)	3.02	1.93
Ngl (per Mcfe)	3.58	1.80
Per Mcfe	3.98	2.27
The above sales and average sales prices include (decreases) increases to revenue related to the settlement of gas hedges of ($321,000) and $1,032,000 for the three months ended March 31, 2017 and 2016, respectively. Please see Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for further details on our hedging program and our current hedging arrangements.
Net loss available to common stockholders totaled $4,918,000 and $39,137,000 for the three months ended March 31, 2017 and 2016, respectively. The primary fluctuations were as follows:
Production Total production decreased 32% during the three month period ended March 31, 2017 as compared to the 2016 period. The decrease in total production was due primarily to the 2016 Oklahoma divestitures and normal production declines at our Gulf Coast and East Texas fields as a result of the reduction in capital expenditures during 2016. As a result of the successful recompletion of our Thunder Bayou well in the first quarter of 2017 as well as the commencement of our East Texas drilling program, we expect our total production for the remainder of 2017 to continue to increase as compared to 2016. Our total production during the first quarter of 2017 increased 13% from total production during the fourth quarter of 2016.

Gas production during the three month period ended March 31, 2017 decreased 36% from the comparable period in 2016. The decrease was primarily the result of the 2016 Oklahoma divestitures and normal production declines at our Gulf Coast and East Texas fields. As a result of the successful recompletion of our Thunder Bayou well during the first quarter of 2017 and our drilling program in East Texas, we expect our average daily gas production to increase during the remainder of 2017 as compared to 2016.
Oil production during the three month period ended March 31, 2017 decreased 5% from the 2016 period due primarily to normal production declines at our Gulf Coast and East Texas fields and downtime due to pipeline constraints at one of our Gulf of Mexico properties. Partially offsetting these decreases were increases due to the recompletion of our Thunder Bayou well as well as the recompletion of several Gulf of Mexico wells during the second half of 2016. As a result of these successful recompletions, we expect our average daily oil production to increase during the remainder of 2017 as compared to 2016.
Ngl production during the three month period ended March 31, 2017 decreased 27% from the 2016 period primarily due to normal production declines at certain of our Gulf Coast and East Texas fields. As a result of the successful recompletion of our Thunder Bayou well during the first quarter of 2017 and our drilling program in East Texas, we expect our average daily Ngl production to increase during the remainder of 2017 as compared to 2016.
Prices Including the effects of our hedges, average gas prices per Mcf for the three month period ended March 31, 2017 were $3.02 as compared to $1.93 for the 2016 period. Average oil prices per Bbl for the three months ended March 31, 2017 were $51.79 as compared to $31.14 for the 2016 period and average Ngl prices per Mcfe were $3.58 for the three months ended March 31, 2017, as compared to $1.80 for the 2016 period. Stated on a Mcfe basis, unit prices received during the three months ended March 31, 2017 were 75% higher than the prices received during the comparable 2016 period.
Revenue Including the effects of hedges, oil and gas sales during the three months ended March 31, 2017 increased 20% to $20,772,000, as compared to oil and gas sales of $17,320,000 during the 2016 period. This increase was primarily the result of higher average realized prices for our production during 2017.
Expenses Lease operating expenses for the three months ended March 31, 2017 totaled $7,076,000 as compared to $8,177,000 during the 2016 period. Per unit lease operating expenses totaled $1.35 per Mcfe during the three month period ended March 31, 2017 as compared to $1.07 per Mcfe during the 2016 period. Total lease operating expenses decreased during the three months ended March 31, 2017 primarily as result of the 2016 Oklahoma divestitures, but increased on a per unit basis due to these wells having a much lower per unit rate compared to our Gulf of Mexico and East Texas wells. Lease operating expenses decreased overall at our Gulf Coast and East Texas fields as a result of certain cost saving measures initiated during 2016. We expect total lease operating expenses to generally approximate 2016 expenses on an absolute value basis and to decrease on a per unit basis during the remainder of 2017.
Production taxes for the three months ended March 31, 2017 totaled $308,000 as compared to $338,000 during the 2016 period. Per unit production taxes totaled $0.06 per Mcfe during the three month period ended March 31, 2017 as compared to $0.04 per Mcfe during the comparable 2016 period. Severance taxes for the majority of our properties that are subject to severance taxes are assessed on the value of oil and gas sales. As a result of the expected increases in production and completion of the two-year severance tax exemption on our Thunder Bayou well in June 2017, we expect an increase in our total and per unit production taxes during the remainder of 2017 as compared to 2016.
General and administrative expenses during the three months ended March 31, 2017 totaled $3,153,000 as compared to $8,599,000 during the 2016 period. General and administrative expenses during the three months ended March 31, 2016 included $4,740,000 of costs related to the issuance of the 2021 Notes (as defined below). ASC Topic 470-60 "Troubled Debt Restructurings by Debtors" requires financing costs related to a troubled debt transaction to be expensed in the period incurred. Share-based compensation costs totaled $420,000 during the first quarter of 2017, compared to $513,000 during the 2016 period. We capitalized $1,334,000 of general and administrative expenses during the three month period ended March 31, 2017 compared to $1,489,000 during the 2016 period. Excluding the non-recurring debt restructuring fees incurred in 2016, we expect general and administrative expenses during the remainder of 2017 to be lower than 2016 due to an approximate 50% reduction in staff levels during 2016.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three months ended March 31, 2017 totaled $6,014,000, or $1.15 per Mcfe, as compared to $9,950,000, or $1.30 per Mcfe, during the comparable 2016 period. The decrease in the per unit DD&A rate is primarily the result of the recent ceiling test write-downs. We expect our DD&A rate to approximate the first quarter rate during the remainder of 2017.
At March 31, 2016, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at that date, averaged $2.19 per Mcf of natural gas, $45.92 per barrel of oil and $1.91 per Mcfe of Ngl. As a result of lower commodity prices and their negative impact on our estimated proved reserves and estimated future net cash flows, we recognized a ceiling test write-down of $18,857,000 during the three months ended March 31, 2016. See Note 7, “Ceiling Test” for further discussion of the ceiling test write-down. We recognized no such ceiling test write-down during the three months ended March 31, 2017. Utilizing current strip prices for oil and gas prices for the second quarter of 2017 and projecting the effect on the estimated future net cash flows from our estimated proved reserves as of March 31, 2017, we do not expect to recognize a ceiling test write-down in the second quarter of 2017.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $7,258,000 during the three months ended March 31, 2017 as compared to $8,257,000 during the 2016 period. During the three month period ended March 31, 2017, our capitalized interest totaled $305,000 as compared to $309,000 during the 2016 period. The decrease in interest expense during the 2017 period was the result of the February 2016 debt exchange in which the total amount of debt outstanding was reduced by approximately $53.6 million.
We had no income tax expense during the three months ended March 31, 2017 as compared to $86,000 during the comparable 2016 period. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of ceiling test write-downs, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $182,162,000 as of March 31, 2017.
Liquidity and Capital Resources
We have historically financed our acquisition, exploration and development activities principally through cash flow from operations, borrowings from banks and other lenders, issuances of equity and debt securities, joint ventures and sales of assets. However, our liquidity position has been negatively impacted by the prolonged decline in commodity prices that began in late 2014. In response to lower commodity prices we executed a number of transactions aimed at preserving liquidity, reducing overall debt levels and extending debt maturities. Through these transactions, which included two debt exchanges, we have eliminated all debt maturing in 2017 and have reduced total debt 30% from $425 million at December 31, 2014 to $296 million at March 31, 2017. In addition to extending the maturity on the majority of our debt that was due in 2017, our September 2016 debt exchange permits us to reduce our cash interest expense on our 2021 PIK Notes from 10% cash to 1% cash and 9% payment-in-kind for the first three semi-annual interest payments, which is expected to provide us with more than $30 million of cash interest savings during 2017 and 2018. Finally, in October 2016, we entered into a new $50 million Multidraw Term Loan Agreement maturing in 2020, replacing our prior bank credit facility, which had no borrowing base on the date of termination. For additional information, see "Source of Capital: Debt" below.
At March 31, 2017, we had a working capital deficit of approximately $17.8 million as compared to a working capital deficit of approximately $37.8 million as of December 31, 2016. The increase in working capital is primarily due to the redemption on March 31, 2017 of our remaining 2017 Notes as discussed in "Source of Capital: Debt" below.
Our liquidity may be negatively impacted by federal bonding requirements related to our properties located on the Outer Continental Shelf (the "OCS"). To cover the various obligations of lessees on the OCS, the Bureau of Ocean Energy Management (the"BOEM") and the Bureau of Safety and Environmental Enforcement (the "BSEE") generally require that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be satisfied. Because we are not exempt from the BOEM's supplemental bonding requirements, we engage surety companies to post the requisite bonds. Pursuant to the terms of our surety agreements, we may be required to post collateral at the surety companies' discretion. Two of our surety companies requested collateral be posted to support certain of the bonds issued on our behalf and to date, we have provided cash deposits totaling $7.2 million to satisfy these requests. The surety companies may request additional collateral which could have a material adverse effect on our liquidity position. If we fail to satisfy future requests for collateral, we may be in default under our agreements with the surety companies, which could cause a cross-default under the Multidraw Term Loan Agreement and potentially the indentures governing the 2021 Notes and 2021 PIK Notes. In addition, recently updated BOEM financial assurance and risk management requirements may increase the amount of surety bonds or other security required to be provided by us. For additional information, see "Item 1A Risk Factors - We may be required to post additional collateral to satisfy the collateral requirements related to the surety bonds that secure our offshore decommissioning obligations or to increase the amount of surety bonds or other security required pursuant to updated BOEM financial assurance and risk management requirements".
Source of Capital: Operations
Net cash flow provided by (used in) operations increased from $(26.2) million during the three months ended March 31, 2016 to $13.4 million during the 2017 period. The increase in operating cash flow during 2017 as compared to 2016 is primarily attributable to increases in oil and gas revenues as well as the timing of payment of payables based on operational activity.

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
On September 27, 2016, we closed private exchange offers (the "September Exchange") and a consent solicitation (the "September Consent Solicitation") to certain eligible holders of our outstanding 2017 Notes and 2021 Notes. In satisfaction of the consideration of $113.0 million in aggregate principal amount of the 2017 Notes, representing approximately 83% of the then outstanding aggregate principal amount of 2017 Notes, and $130.5 million in aggregate principal amount of the 2021 Notes, representing approximately 90% of the then outstanding aggregate principal amount of 2021 Notes, we issued (i) $243.5 million in aggregate principal amount of our new 10% Second Lien Senior Secured PIK Notes due 2021 (the "2021 PIK Notes") and (ii) approximately 3.5 million shares of our common stock. We also paid, in cash, accrued and unpaid interest on the 2017 Notes and 2021 Notes accepted in the September Exchange from the last applicable interest payment date to, but not including, September 27, 2016. Following the consummation of the September Exchange, there was $22.7 million in aggregate principal amount of the 2017 Notes outstanding and $14.2 million in aggregate principal amount of the 2021 Notes outstanding. The September Consent Solicitation amended certain provisions of the indenture governing the 2021 Notes and amended the registration rights agreement with respect to the 2021 Notes.
On March 31, 2017, we redeemed our remaining outstanding 2017 Notes at a redemption price of 100% of the principal amount thereof, plus accrued interest to the redemption date, in the amount of $22.8 million. The redemption was funded by cash on hand and $20 million borrowed under the Multidraw Term Loan Agreement described below.
Unless we exercise our payable in kind ("PIK") interest option, the 2021 PIK Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. We may, at our option, for one or more of the first three interest payment dates of the 2021 PIK Notes, pay interest at (i) the annual rate of 1% per annum in cash plus (ii) the annual rate of 9% PIK (the "PIK Interest") payable by increasing the principal amount outstanding of the 2021 PIK Notes or by issuing additional 2021 PIK Notes in certificated form. We exercised this PIK option in connection with the interest payment due in February 15, 2017. As of the date hereof, we are in compliance with all of the covenants under the 2021 PIK Notes.
The 2021 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. As of the date hereof, we are in compliance with all of the covenants under the 2021 Notes.
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to guidance provided by ASC 470-60 "Troubled Debt Restructurings by Debtors." We determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million was reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall will be amortized under the effective interest method as an addition of interest expense over the term of the 2021 PIK Notes. At March 31, 2017, $0.6 million of the shortfall remained as part of the carrying value of the 2021 PIK Notes and we recognized $18 thousand of amortization expense as an increase to interest expense during the three months ended March 31, 2017.

We previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange is now reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes is being amortized under the effective interest method over the term of the 2021 Notes. At March 31, 2017, $1.1 million of the excess remained as part of the carrying value of the 2021 Notes and the Company recognized $0.1 million of amortization expense as a reduction to interest expense during the three months ended March 31, 2017.
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
On October 17, 2016, we entered into the Multidraw Term Loan Agreement (the “Multidraw Term Loan Agreement”) with Franklin Custodian Funds - Franklin Income Fund ("Franklin"), as a lender, and Wells Fargo Bank, National Association, as administrative agent, replacing the prior credit agreement with JPMorgan Chase Bank, N.A. The Multidraw Term Loan Agreement provides a multi-advance term loan facility, with borrowing availability for three years, in a principal amount of up to $50 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the “Term Loans”) may be used to repay existing debt, including the 2017 Notes, to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. The Term Loans mature on October 17, 2020. As of the date hereof, we had $30 million of borrowings outstanding under the Term Loans.
Our obligations under the Multidraw Term Loan Agreement and the Term Loans are secured by a first priority lien on substantially all of our assets, including a lien on all equipment and at least 90% of the aggregate total value of our oil and gas properties, a pledge of the equity interests of PetroQuest Energy, L.L.C. (the "Borrower") and certain of our other subsidiaries, and corporate guarantees by us and certain of our subsidiaries of the indebtedness of the Borrower. Term Loans under the Multidraw Term Loan Agreement bear interest at the rate of 10% per annum.
We are subject to a restrictive financial covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of our oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than (a) 1.7 to 1.0 as measured on March 31, 2017, and (b) 2.0 to 1.0 as measured on June 30, 2017, and the last day of each calendar quarter thereafter (the "Coverage Ratio").
Sales of our oil and gas properties outside the ordinary course of business are limited under the terms of the Multidraw Term Loan Agreement. In addition, the Multidraw Term Loan Agreement prohibits us from declaring and paying dividends on the Series B Preferred Stock.
The Multidraw Term Loan Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of the date hereof, no default or event of default exists under the Multidraw Term Loan Agreement and we were in compliance with all covenants contained in the Multidraw Term Loan Agreement, including the Coverage Ratio.

The following table reconciles the face value of the 2017 Notes, 2021 Notes, 2021 PIK Notes and Term Loans to the carrying value included in our Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017				December 31, 2016
	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans
Face Value	$—	$14,177	$251,868	$30,000	$22,650	$14,177	$243,468	$10,000
Unamortized Deferred Financing Costs	—	(102)	—	(2,571)	(82)	(108)	—	(2,751)
Excess (shortfall) Carrying Value	—	1,099	(572)	—	—	1,159	(590)	—
Accrued PIK Interest	—	—	2,834	—	—	—	5,722	—
Carrying Value	$—	$15,174	$254,130	$27,429	$22,568	$15,228	$248,600	$7,249

Use of Capital: Exploration and Development
Our 2017 capital expenditure budget, which includes capitalized interest and general and administrative costs, is expected to range between $40 million and $48 million (which from the midpoint of such range, represents a 176% increase from our 2016 capital expenditures), of which $11.5 million was incurred during the first three months of 2017. During the three months ended March 31, 2017, we funded our capital expenditures with cash on hand and cash flow from operations. We plan to fund our capital expenditures during the remainder of 2017 with cash flow from operations and cash on hand. To the extent additional capital is required, we may utilize borrowings under our Multidraw Term Loan Agreement, sales of equity or debt securities or the sales of properties or assets or we may reduce our capital expenditures to manage our liquidity position.
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
Among those risks, trends and uncertainties are: the volatility of oil and natural gas prices and significantly depressed oil prices since the end of 2014; our indebtedness and the significant amount of cash required to service our indebtedness; our estimate of the sufficiency of our existing capital sources, including availability under the Multidraw Term Loan Agreement; our ability to post additional collateral to satisfy our offshore decommissioning obligations; our ability to execute our 2017 drilling and recompletion program as planned and to increase our production; our ability to hedge future production to reduce our exposure to price volatility in the current commodity pricing market; our ability to find, develop and produce oil and natural gas reserves that are economically recoverable and to replace reserves and sustain and/or increase production; ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices; our ability to raise additional capital to fund cash requirements for future operations; limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by the Multidraw Term Loan Agreement and restrictive debt covenants; approximately 67% of our production being exposed to the additional risk of severe weather, including hurricanes, tropical storms and flooding, and natural disasters; losses and liabilities from uninsured or underinsured drilling and operating activities; changes in laws and governmental regulations as they relate to our operations; the operating hazards attendant to the oil and gas business; the volatility of our stock price; and our ability to continue to meet the continued listing standards of the New York Stock Exchange with respect to our common stock or to cure any deficiency with respect thereto.
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
Commodity Price Risk
Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of 2017, a 10% change in the prices we receive for our crude oil, natural gas and natural gas liquids production would have a $4.3 million impact on our revenues for 2017.
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the three months ended March 31, 2017, we paid $0.3 million to the counterparties to our derivative instruments in connection with hedge settlements.
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
Our Multidraw Term Loan Agreement requires that the counterparties to our hedge contracts be rated A-/A3 or higher by S&P or Moody's. Currently, the counterparties to our existing hedge contracts are Shell Trading Risk Management LLC and Koch Supply and Trading LP.
As of March 31, 2017, we had entered into the following commodity derivative instruments:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
April - December 2017	Swap	30,000 Mmbtu	$3.22
October - December 2017	Swap	10,000 Mmbtu	$3.22
January - March 2018	Swap	35,000 Mmbtu	$3.24
After executing the above transactions, we have approximately 9.2 Bcf of gas volumes, at an average price of $3.22 per Mcf hedged for 2017 and approximately 3.2 Bcf of gas volumes, at an average price of $3.24 per Mcf hedged for 2018. For further discussion of our commodity derivative instruments, please see Item 1, Note 8 "Derivative Instruments" in this Form 10-Q.
Interest Rate Risk
As of March 31, 2017, we had no debt subject to variable interest rates.

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
Part II
Item 1. LEGAL PROCEEDINGS

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Some of the existing known claims against us are covered by insurance subject to the limits of such policies and the payment of deductible amounts by us. Although we cannot predict the outcome of these proceedings with certainty, management believes that the ultimate disposition of all uninsured or unindemnified matters resulting from existing litigation will not have a material adverse effect on the Company’s business or financial position. Although a single or multiple adverse rulings or settlements could possibly have a material adverse effect on the Company's business or financial position, the Company only accrues for losses from litigation and claims if the Company determines that a loss is probable and the amount can be reasonably estimated.
There have been no significant changes with respect to the legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 1A. RISK FACTORS

Oil and natural gas prices are volatile, and an extended decline in the prices of oil and natural gas would likely have a material adverse effect on our financial condition, liquidity, ability to meet our financial obligations and results of operations.
Our future financial condition, revenues, results of operations, profitability and future growth, and the carrying value of our oil and natural gas properties depend primarily on the prices we receive for our oil and natural gas production. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and oil prices have been significantly depressed since the end of 2014 as demonstrated by the SEC pricing for the value of crude oil and natural gas, which has decreased significantly as of March 31, 2017 as compared to December 31, 2014. For example, the SEC pricing at March 31, 2017 for crude oil (WTI Cushing) was $45.68 per Bbl and natural gas (Henry Hub) was $2.69 per MMBtu as compared to $94.99 per Bbl and $4.35 per MMBtu for crude oil and natural gas, respectively, as of December 31, 2014. These markets will likely continue to be volatile in the future. The prices we will receive for our production, and the levels of our production, will depend on numerous factors beyond our control.

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

We cannot predict future oil and natural gas prices and such prices may decline further. An extended decline in oil and natural gas prices has, and may continue to, adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced and may further reduce the amount of oil and natural gas that we can produce economically and has required and will likely require us to record additional ceiling test write-downs and may cause our estimated proved reserves at December 31, 2017 to decline compared to our estimated proved reserves at December 31, 2016. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices.
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
As of March 31, 2017, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $268.5 million. We currently have $20 million of additional availability under the Multidraw Term Loan Agreement, subject to compliance with the covenants contained therein. We may also incur additional indebtedness in the future. Our high level of debt could have important consequences for you, including the following:

•
it may be more difficult for us to satisfy our obligations with respect to our outstanding indebtedness, including our 2021 Notes, 2021 PIK Notes and amounts borrowed under the Multidraw Term Loan Agreement, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•
the covenants contained in our debt agreements limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations and may limit our flexibility in operating our business;

•
we will need to use a substantial portion of our cash flows to pay interest on our debt, approximately $5.9 million per year for interest on our 2021 Notes, 2021 PIK Notes and amounts borrowed under our Multidraw Term Loan Agreement alone (assuming we elect our PIK interest option with respect to the first three semi-annual interest payments on the 2021 PIK Notes), and to pay quarterly dividends (which we suspended beginning with the dividend payment due in April 2016), if permissible under the terms of our debt agreements and declared by our Board of Directors, on our Series B Preferred Stock of approximately $5.1 million per year, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

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

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt, including our 2021 Notes, 2021 PIK Notes and amounts borrowed under the Multidraw Term Loan Agreement, and meet our other obligations. If we do not have enough cash to service our debt, we may be required to refinance all or part of our existing debt, including our 2021 Notes, 2021 PIK Notes and the Multidraw Term Loan Agreement, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.
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
Because we are not exempt from the BOEM's supplemental bonding requirements, we engage surety companies to post the requisite bonds. Pursuant to the terms of our surety agreements, we may be required to post collateral at the surety companies' discretion. Two of our surety companies requested collateral be posted to support certain of the bonds issued on our behalf. To date, we have provided cash deposits totaling $7.2 million to satisfy these requests. The surety companies may request additional collateral which could have a material adverse effect on our liquidity position. If we fail to satisfy the request for collateral, we may be in default under our agreements with the surety companies, which could cause a cross-default under the indentures governing the 2021 Notes and the 2021 PIK Notes and our Multidraw Term Loan Agreement
In addition, on July 14, 2016, the BOEM issued a notice to lessees (“NTL”) No. 2016-N01 effective September 12, 2016 to clarify the procedures and criteria that the BOEM will use to determine if and when additional security is required for OCS leases. This notice may result in an increase to the amount of surety bonds or other security required to be posted by us pursuant to these updated BOEM financial assurance and risk management requirements. On January 6, 2017, the BOEM announced that it was extending the implementation timeline for NTL No. 2016-N01 by an additional six months as to leases, rights-of-way and rights of use and easement for which there are co-lessees and/or predecessors in interest, except in circumstances in which BOEM determines there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities. All of our decommissioning liabilities as of the date hereof have co-lessees and/or predecessors in interest and are expected to be included in this extended implementation timeline.
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
We are the subject of two putative class actions lawsuits in Oklahoma with respect to the alleged failure to pay interest with respect to untimely royalty payments and with respect to the alleged underpayment or failure to pay royalties by various means. These lawsuits seek various remedies, including damages, injunctive relief and attorney’s fees. For additional information on these lawsuits, see Item 3 Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
The terms of the Multidraw Term Loan Agreement currently restrict us from paying cash dividends on our Series B preferred stock. We previously suspended the cash dividend on our Series B preferred stock beginning with the dividend payment due on April 15, 2016. Under the terms of the Series B preferred stock, any unpaid dividends will accumulate. As of March 31, 2017, we have deferred four dividend payments and have accrued a $6.4 million payable related to the four deferred payments and the quarterly dividend that was payable on April 15, 2017, which is included in other long-term liabilities on the Consolidated Balance Sheet. If we fail to pay six quarterly dividends on the Series B preferred stock, whether or not consecutive, holders of the Series B preferred stock, voting as a single class, will have the right to elect two additional directors to our board of directors until all accumulated and unpaid dividends on the Series B preferred stock are paid in full. We plan to periodically re-evaluate the dividend payment policy, subject to the terms of our term loan facility.
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
Delaware law provides that we may pay dividends on our Series B preferred stock only to the extent that assets are legally available to pay such dividends. Cash payments we may make upon repurchase or conversion of our Series B preferred stock would be generally subject to the same restrictions under Delaware law. Legally available assets is defined as the amount of surplus. Our surplus is the amount by which the fair value of total assets exceeds the sum of:

•	the fair value of our total liabilities, including our contingent liabilities; and

•	the amount of our capital.
If there is no surplus, legally available assets will mean, in the case of a dividend, our net profits for the fiscal year in which the dividend payment occurs and/or the preceding fiscal year.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2017.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
January 1 - January 31, 2017	322	$4.02	—	—
February 1 - February 28, 2017	—	—	—	—
March 1 - March 31, 2017	—	$—	—	—
Total	322	$4.02	—	—
 ________________________

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company's Board of Directors did not declare a dividend on the Company's 6.875% Series B Cumulative Convertible Perpetual Preferred Stock for the quarterly periods starting with April 15, 2016. As of the date of this report, the Company had dividends in arrears of approximately $6.4 million.

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

PETROQUEST ENERGY, INC.

Date:	May 4, 2017	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)