Form 10-Q
period 2017-06-30
PETROQUEST ENERGY INC
filed 2017-08-04
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2017 there were 21,257,784 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	June 30, 2017	December 31, 2016
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$19,772	$28,312
Revenue receivable	9,605	10,294
Joint interest billing receivable	5,268	7,632
Derivative asset	966	—
Other current assets	3,612	2,353
Total current assets	39,223	48,591
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,344,653	1,323,333
Unevaluated oil and gas properties	14,867	9,015
Accumulated depreciation, depletion and amortization	(1,258,254)	(1,243,286)
Oil and gas properties, net	101,266	89,062
Other property and equipment	9,336	10,951
Accumulated depreciation of other property and equipment	(8,654)	(10,109)
Total property and equipment	101,948	89,904
Other assets	7,402	6,365
Total assets	$148,573	$144,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$28,725	$25,265
Advances from co-owners	4,545	2,330
Oil and gas revenue payable	18,692	22,146
Accrued interest	1,851	2,047
Asset retirement obligation	2,759	4,160
Derivative liability	457	3,947
10% Senior Unsecured Notes due 2017	—	22,568
Other accrued liabilities	1,051	3,938
Total current liabilities	58,080	86,401
Multi-draw Term Loan	27,605	7,249
10% Senior Secured Notes due 2021	15,008	15,228
10% Senior Secured PIK Notes due 2021	259,816	248,600
Asset retirement obligation	33,759	32,450
Other long-term liabilities	7,742	6,027
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 21,219 and 21,197 shares, respectively	21	21
Paid-in capital	305,232	304,341
Accumulated other comprehensive income (loss)	320	(4,750)
Accumulated deficit	(559,011)	(550,708)
Total stockholders’ equity	(253,437)	(251,095)
Total liabilities and stockholders’ equity	$148,573	$144,860

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Oil and gas sales	$24,251	$15,824	$45,023	$33,144
Expenses:
Lease operating expenses	7,113	6,864	14,189	15,041
Production taxes	570	(48)	878	290
Depreciation, depletion and amortization	6,841	7,193	12,958	17,331
Ceiling test write-down	—	12,782	—	31,639
General and administrative	4,314	3,871	7,467	12,470
Accretion of asset retirement obligation	553	618	1,100	1,226
Interest expense	7,147	6,503	14,405	14,760
	26,538	37,783	50,997	92,757
Other income:
Other income (expense)	(2)	(424)	52	(327)
Loss from operations	(2,289)	(22,383)	(5,922)	(59,940)
Income tax (benefit) expense	(189)	475	(189)	561
Net loss	(2,100)	(22,858)	(5,733)	(60,501)
Preferred stock dividend	1,285	1,285	2,570	2,779
Loss available to common stockholders	$(3,385)	$(24,143)	$(8,303)	$(63,280)
Loss per common share:
Basic
Net loss per share	$(0.16)	$(1.38)	$(0.39)	$(3.67)
Diluted
Net loss per share	$(0.16)	$(1.38)	$(0.39)	$(3.67)
Weighted average number of common shares:
Basic	21,215	17,539	21,212	17,248
Diluted	21,215	17,539	21,212	17,248
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(2,100)	$(22,858)	$(5,733)	$(60,501)
Change in fair value of derivative instruments, accounted for as hedges, net of income tax expense (benefit) of $189, ($475), $189 and ($561), respectively	1,882	(1,275)	5,070	(1,420)
Comprehensive loss	$(218)	$(24,133)	$(663)	$(61,921)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,733)	$(60,501)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred tax (benefit) expense	(189)	561
Depreciation, depletion and amortization	12,958	17,331
Ceiling test writedown	—	31,639
Accretion of asset retirement obligation	1,100	1,226
Share-based compensation expense	825	925
Amortization costs and other	450	810
Non-cash interest expense on PIK Notes	11,179	—
Payments to settle asset retirement obligations	(1,357)	(2,515)
Costs incurred to issue 2021 Notes	—	4,808
Changes in working capital accounts:
Revenue receivable	689	24
Joint interest billing receivable	2,239	30,814
Accounts payable and accrued liabilities	(8,368)	(31,260)
Advances from co-owners	2,215	(15,541)
Other	(2,314)	(4,387)
Net cash provided by (used in) operating activities	13,694	(26,066)
Cash flows (used in) provided by investing activities:
Investment in oil and gas properties	(21,661)	(18,166)
Investment in other property and equipment	(37)	(28)
Sale of oil and gas properties	2,207	24,909
Net cash (used in) provided by investing activities	(19,491)	6,715
Cash flows used in financing activities:
Net proceeds from share based compensation	32	52
Deferred financing costs	(125)	(100)
Payment of preferred stock dividend	—	(1,284)
Redemption of 2017 Notes	(22,650)	(53,626)
Costs incurred to issue 2021 Notes	—	(4,808)
Proceeds from borrowings	20,000	—
Net cash used in financing activities	(2,743)	(59,766)
Net decrease in cash and cash equivalents	(8,540)	(79,117)
Cash and cash equivalents, beginning of period	28,312	148,013
Cash and cash equivalents, end of period	$19,772	$68,896
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,743	$16,783
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
The consolidated financial information for the three and six month periods ended June 30, 2017 and 2016, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2017 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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
On April 17, 2017, the Company completed the sale of its interest in the East Lake Verret field in Louisiana for approximately $2.2 million. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties.
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

In connection with an amendment to the Company's prior bank credit facility (which was terminated and replaced by the Multidraw Term Loan Agreement with Franklin Custodian Funds in October 2016) prohibiting the Company from declaring or paying dividends on the Series B Preferred Stock, the Company suspended the quarterly cash dividend on its Series B Preferred Stock beginning with the dividend payment due on April 15, 2016. The Multidraw Term Loan Agreement also prohibits the Company from declaring and paying cash dividends on the Series B Preferred Stock. Under the terms of the Series B Preferred Stock, any unpaid dividends will accumulate. As of June 30, 2017, the Company has deferred five dividend payments and has accrued a $7.7 million payable related to the five deferred payments and the quarterly dividend that was payable on July 15, 2017, which is included in other long-term liabilities on the Consolidated Balance Sheet. As a result of the restrictions under the Multidraw Term Loan Agreement, the Company did not pay the dividend that was payable on July 15, 2017, which represented the sixth deferred dividend payment. As a result, the holders of the Series B Preferred Stock, voting as a single class, currently have the right to elect two additional directors to the Company's Board of Directors until all accumulated and unpaid dividends on the Series B Preferred Stock are paid in full. No such election has been held and no holder of the Series B Preferred Stock has exercised its right to request such election as of the date of this report.
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

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follow:

For the Three Months Ended June 30, 2017	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(3,385)	21,215	$(0.16)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(3,385)	21,215	$(0.16)

For the Six Months Ended June 30, 2017	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(8,303)	21,212	$(0.39)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(8,303)	21,212	$(0.39)

For the Three Months Ended June 30, 2016	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(24,143)	17,539	$(1.38)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(24,143)	17,539	$(1.38)

For the Six Months Ended June 30, 2016	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(63,280)	17,248	$(3.67)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(63,280)	17,248	$(3.67)

An aggregate of 1.4 million and 0.3 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 1.3 million shares were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2017 and 2016, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for such periods.

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
Unless the Company exercises its payable in kind ("PIK") interest option, the 2021 PIK Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The Company may, at its option, for one or more of the first three interest payment dates of the 2021 PIK Notes, pay interest at (i) the annual rate of 1% per annum in cash plus (ii) the annual rate of 9% PIK (the "PIK Interest") payable by increasing the principal amount outstanding of the 2021 PIK Notes or by issuing additional 2021 PIK Notes in certificated form. The Company exercised this PIK option in connection with the interest payment due on February 15, 2017. As of June 30, 2017, the Company was in compliance with all of the covenants under the 2021 PIK Notes.
The 2021 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. As of June 30, 2017, the Company was in compliance with all of the covenants under the 2021 Notes.
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to guidance provided by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 470-60 "Troubled Debt Restructurings by Debtors." The Company determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million is reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall is being amortized under the effective interest method over the term of the 2021 PIK Notes. At June 30, 2017, $0.6 million of the shortfall remained as part of the carrying value of the 2021 PIK Notes and the Company recognized $37 thousand of amortization expense as an increase to interest expense during the six months ended June 30, 2017.
The Company previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange is now reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes is being amortized under the effective interest method over the term of the 2021 Notes. At June 30, 2017, $1.0 million of the excess remained as part of the carrying value of the 2021 Notes and the Company recognized $0.1 million of amortization expense as a reduction to interest expense during the six months ended June 30, 2017.
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
On October 17, 2016, the Company entered into the Multidraw Term Loan Agreement (the "Multidraw Term Loan Agreement") with Franklin Custodian Funds - Franklin Income Fund ("Franklin"), as a lender, and Wells Fargo Bank, National Association, as administrative agent, replacing the prior credit agreement with JPMorgan Chase Bank, N.A. The Multidraw Term Loan Agreement provides a multi-advance term loan facility, with borrowing availability for three years, in a principal amount of up to $50 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the “Term Loans”) may be used to repay existing debt, to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. The Term Loans mature on October 17, 2020. As of June 30, 2017, the Company had $30.0 million of borrowings outstanding under the Term Loans.
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
The Company and its subsidiaries are subject to a restrictive financial covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of the Company’s and its subsidiaries’ oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than 2.0 to 1.0 as measured on June 30, 2017, and the last day of each calendar quarter thereafter (the "Coverage Ratio").
Sales of the Company’s and its subsidiaries’ oil and gas properties outside the ordinary course of business are limited under the terms of the Multidraw Term Loan Agreement. In addition, the Multidraw Term Loan Agreement prohibits the Company from declaring and paying dividends on its Series B Preferred Stock.
The Multidraw Term Loan Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of June 30, 2017, no default or event of default existed under the Multidraw Term Loan Agreement and the Company was in compliance with all covenants contained in the Multidraw Term Loan Agreement, including the Coverage Ratio.

The following table reconciles the face value of the 2017 Notes, 2021 Notes, 2021 PIK Notes and Term Loans to the carrying value included in the Company's Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017				December 31, 2016
	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans
Face Value	$—	$14,177	$251,868	$30,000	$22,650	$14,177	$243,468	$10,000
Unamortized Deferred Financing Costs	—	(206)	—	(2,395)	(82)	(108)	—	(2,751)
Excess (shortfall) Carrying Value	—	1,037	(553)	—	—	1,159	(590)	—
Accrued PIK Interest	—	—	8,501	—	—	—	5,722	—
Carrying Value	$—	$15,008	$259,816	$27,605	$22,568	$15,228	$248,600	$7,249

Note 6—Asset Retirement Obligation

The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Six Months Ended June 30,
	2017	2016
Asset retirement obligation, beginning of period	$36,610	$42,556
Liabilities incurred	574	—
Liabilities settled	(1,357)	(2,574)
Accretion expense	1,100	1,226
Revisions in estimates	(161)	291
Divestiture of oil and gas properties	(248)	(17)
Asset retirement obligation, end of period	36,518	41,482
Less: current portion of asset retirement obligation	(2,759)	(1,496)
Long-term asset retirement obligation	$33,759	$39,986

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

In accordance with SEC requirements, the estimated future net cash flows from estimated proved reserves are based on an average of the first day of the month spot price for a historical 12-month period, adjusted for quality, transportation fees and market differentials. At June 30, 2016, the prices used in computing the estimated future net cash flows from the Company's estimated proved reserves, including the effect of hedges in place at that date, averaged $2.15 per Mcf of natural gas, $42.12 per barrel of oil and $1.71 per Mcfe of Ngl. As a result of lower commodity prices and their negative impact on the Company's estimated proved reserves and estimated future net cash flows, the Company recognized ceiling test write-downs of approximately $12.8 million and $31.6 million, respectively, during the three and six month periods ended June 30, 2016. The Company's cash flow hedges in place at June 30, 2016 decreased the ceiling test write-down by approximately $0.2 million. No such write-downs occurred during the three or six month periods ended June 30, 2017.

Note 8—Derivative Instruments

The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At June 30, 2017, the Company's derivative instruments were designated as effective cash flow hedges.

Oil and gas sales include additions related to the settlement of gas hedges of $108,000 and $1,155,000 for the three months ended June 30, 2017 and 2016, respectively. Oil and gas sales include (reductions) additions related to the settlement of gas hedges of ($214,000) and $2,187,000 for the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017, the Company had entered into the following commodity derivative instruments:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
July - December 2017	Swap	30,000 Mmbtu	$3.22
October - December 2017	Swap	10,000 Mmbtu	$3.22
January - March 2018	Swap	35,000 Mmbtu	$3.24
At June 30, 2017, the Company had recognized accumulated other comprehensive income of approximately $0.3 million related to the estimated fair value of its effective cash flow hedges. Based on estimated future commodity prices as of June 30, 2017, the Company would reclassify approximately $0.3 million, net of taxes, of accumulated other comprehensive income into oil and gas sales during the next twelve months.
Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
June 30, 2017	Derivative asset	$966
June 30, 2017	Derivative liability	$(457)
December 31, 2016	Derivative liability	$(3,947)
December 31, 2016	Other long-term liabilities	$(803)
Effect of Cash Flow Hedges on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2017 and 2016:

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain Reclassified into oil and gas sales
Commodity Derivatives at June 30, 2017	$2,179	Oil and gas sales	$108
Commodity Derivatives at June 30, 2016	$(595)	Oil and gas sales	$1,155

Effect of Cash Flow Hedges on the Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2017 and 2016:

Instrument	Amount of Gain Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain (Loss) Reclassified into oil and gas sales
Commodity Derivatives at June 30, 2017	$5,045	Oil and gas sales	$(214)
Commodity Derivatives at June 30, 2016	$206	Oil and gas sales	$2,187

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at June 30, 2017 and December 31, 2016 were in the form of swaps based on NYMEX pricing for natural gas. The fair value of these derivatives are derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s credit risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the fair value of the Company’s derivatives subject to fair value measurement on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
June 30, 2017	$—	$509	$—
December 31, 2016	$—	$(4,750)	$—
The fair value of the Company's cash and cash equivalents approximated book value at June 30, 2017 and December 31, 2016. The fair value of the Term Loans approximated face value as of June 30, 2017 and December 31, 2016. The fair value of the 2017 Notes, 2021 Notes and 2021 PIK Notes was determined based upon market quotes provided by an independent broker, which represents a Level 2 input. The following table summarizes the fair value, carrying value and face value of the 2017 Notes, 2021 Notes and 2021 PIK Notes as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Fair Value	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value
2017 Notes	$—	$—	$—	$21,970	$22,650	22,568
2021 Notes	10,391	14,177	15,008	12,192	14,177	15,228
2021 PIK Notes	178,196	251,868	259,816	177,732	243,468	248,600
	$188,587	$266,045	$274,824	$211,894	$280,295	$286,396

Note 10—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs recognized, the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $182.1 million and $177.4 million as of June 30, 2017 and December 31, 2016, respectively.

Note 11 - Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended June 30, 2017 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of March 31, 2017	$(981)	$(581)	$(1,562)
Other comprehensive income before reclassifications:
Change in fair value of derivatives	2,179	—	2,179
Income tax effect	(810)	581	(229)
Net of tax	1,369	581	1,950
Amounts reclassified from accumulated other comprehensive loss:
Oil and gas sales	(108)	—	(108)
Income tax effect	40	—	40
Net of tax	(68)	—	(68)
Net other comprehensive income	1,301	581	1,882
Balance as of June 30, 2017	$320	$—	$320

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the six month period ended June 30, 2017 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2016	$(2,983)	$(1,767)	$(4,750)
Other comprehensive income before reclassifications:
Change in fair value of derivatives	5,045	—	5,045
Income tax effect	(1,876)	1,767	(109)
Net of tax	3,169	1,767	4,936
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	214	—	214
Income tax effect	(80)	—	(80)
Net of tax	134	—	134
Net other comprehensive loss	3,303	1,767	5,070
Balance as of June 30, 2017	$320	$—	$320

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

Note 12 - Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The core principle of ASU 2014-09 is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods and or services. In August 2015, the FASB issued ASU 2015-14 deferring the effective date of ASU 2014-09 by one year to interim and annual periods beginning on or after December 31, 2017. Entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We expect to apply the modified retrospective approach upon adoption of this standard. The Company is currently evaluating the effect that this new standard will have on its consolidated financial statements and related disclosures, however, the Company does not expect the adoption of the standard will have a material impact on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)" to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and forfeitures, as well as classification in the statement of cash flows. ASU 2016-09 became effective on January 1, 2017. The standard did not have a material impact on the Company's consolidated financial statements.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with primary operations in Texas, Louisiana and the shallow waters of the Gulf of Mexico. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties with our acquisition of the Carthage Field in East Texas. From 2005 through 2015, we were focused primarily in the Woodford Shale play in Oklahoma. We divested all of our acreage and producing wells in Oklahoma in three transactions that closed in June 2015, April 2016 and October 2016 (the "Oklahoma Divestitures"). See Note 2 - Acquisitions and Divestitures.
Our liquidity position has been negatively impacted by the prolonged decline in commodity prices that began in late 2014. In response, we executed the following actions aimed at preserving liquidity, reducing overall debt levels and extending debt maturities:

•	Completed the Oklahoma Divestitures for $292.6 million;

•	Reduced our 2016 capital expenditures by 75% as compared to 2015 spending of approximately $65 million;

•	Completed two debt exchanges to extend maturities on a significant portion of debt;

•	Reduced total debt 30% from $425 million at December 31, 2014 to $296 million at June 30, 2017;

•	Entered into a new $50 million Multidraw Term Loan Agreement (as defined below) maturing in 2020, and

•	Secured a new drilling joint venture in East Texas facilitating the restart of drilling operations.
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
We have a more favorable outlook on oil and gas prices for 2017 than what we experienced in 2016. Stated on an Mcfe basis, unit prices received during the three and six month periods ended June 30, 2017 were 45% and 60% higher than the prices received during the respective 2016 periods. We recently recompleted our Thunder Bayou well in South Louisiana into a larger sand package and commenced the East Texas joint venture drilling program at the end of 2016 where we expect to drill and complete nine gross wells during 2017. As a result, we expect to grow production significantly during 2017 as compared to the fourth quarter of 2016. Our average daily production during the second quarter of 2017 increased 38% over average daily production during the fourth quarter of 2016.
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
Our hedges are specifically referenced to NYMEX prices for natural gas. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At June 30, 2017, our derivative instruments were designated as effective cash flow hedges.
Estimating the fair value of derivative instruments requires valuation calculations incorporating estimates of future NYMEX prices, discount rates and price movements. As a result, we calculate the fair value of our commodity derivatives using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. Our fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of our credit risk for derivative liabilities.
Results of Operations
The following table sets forth certain information with respect to our oil and gas operations for the periods noted. These historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Production:
Oil (Bbls)	147,723	114,319	280,401	254,308
Gas (Mcf)	4,357,390	4,272,820	7,882,356	9,820,297
Ngl (Mcfe)	1,080,100	1,045,858	1,984,306	2,292,490
Total Production (Mcfe)	6,323,828	6,004,592	11,549,068	13,638,635
Sales:
Total oil sales	$7,299,518	$4,936,757	$14,170,927	$9,295,501
Total gas sales	13,750,945	8,853,527	24,413,287	19,571,735
Total ngl sales	3,200,165	2,034,342	6,438,711	4,277,104
Total oil, gas, and ngl sales	$24,250,628	$15,824,626	$45,022,925	$33,144,340
Average sales prices:
Oil (per Bbl)	$49.41	$43.18	$50.54	$36.55
Gas (per Mcf)	3.16	2.07	3.10	1.99
Ngl (per Mcfe)	2.96	1.95	3.24	1.87
Per Mcfe	3.83	2.64	3.90	2.43
The above sales and average sales prices include increases to revenue related to the settlement of gas hedges of $108,000 and $1,155,000 for the three months ended June 30, 2017 and 2016, respectively. The above sales and average sales prices include (decreases) increases to revenue related to the settlement of gas hedges of ($214,000) and $2,187,000 for the six months ended June 30, 2017 and 2016, respectively. Please see Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for further details on our hedging program and our current hedging arrangements.
Net loss available to common stockholders totaled $3,385,000 and $24,143,000 for the three months ended June 30, 2017 and 2016, respectively, while net loss available to common stockholders totaled $8,303,000 and $63,280,000 for the six months ended June 30, 2017 and 2016 , respectively. The primary fluctuations were as follows:
Production Total production increased 5% and decreased 15% during the three and six month periods ended June 30, 2017, respectively, as compared to the 2016 periods. The increased production in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 is primarily the result of the successful recompletion of our Thunder Bayou well and production from five new Cotton Valley wells in East Texas. The decrease in production for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was due primarily to the 2016 Oklahoma divestitures and normal production declines at our Gulf of Mexico and East Texas fields as a result of the reduction in capital expenditures during 2016 partially offset by the above mentioned second quarter 2017 increases. As a result of the successful recompletion of Thunder Bayou and our ongoing drilling program in East Texas, we expect our total production for the remainder of 2017 to continue to increase as compared to the same period in 2016. Our total average daily production during the second quarter of 2017 increased 38% from total average daily production during the fourth quarter of 2016.
Gas production during the three and six month periods ended June 30, 2017 increased 2% and decreased 20%, respectively, from the comparable periods in 2016. The decrease during the six months ended June 30, 2017 was primarily the result of the 2016 Oklahoma divestitures and normal production declines at our Gulf Coast and East Texas fields. As a result of the successful recompletion of our Thunder Bayou well during the first quarter of 2017 and our ongoing drilling program in East Texas, we expect our average daily gas production to increase during the remainder of 2017 as compared to the same period in 2016, however, production from certain of our Gulf of Mexico fields will be shut-in for a portion of the third quarter of 2017 due to third party pipeline repairs.
Oil production during the three and six month periods ended June 30, 2017 increased 29% and 10%, respectively, from the comparable 2016 periods due primarily to the successful recompletion of our Thunder Bayou well and various other recompletions at our Gulf of Mexico properties during the second half of 2016. As a result of these successful recompletions, we expect our average daily oil production to continue to increase during the remainder of 2017 as compared to the 2016 periods.
Ngl production during the three and six month periods ended June 30, 2017 increased 3% and decreased 13%, respectively, from the comparable 2016 periods. The decrease during the six months ended June 30, 2017 was primarily due to normal production declines at certain of our Gulf Coast and East Texas fields partially offset by increased production as a result of the successful recompletion of our Thunder Bayou well during the first quarter of 2017 and our drilling program in East Texas. We expect our average daily Ngl production to continue to increase during the remainder of 2017 as compared to the 2016 periods.
Prices Including the effects of our hedges, average gas prices per Mcf for the three and six month periods ended June 30, 2017 were $3.16 and $3.10, respectively, as compared to $2.07 and $1.99 for the 2016 periods. Average oil prices per Bbl for the three and six months ended June 30, 2017 were $49.41 and $50.54, respectively, as compared to $43.18 and $36.55 for the 2016 periods and average Ngl prices per Mcfe for the three and six month periods ended June 30, 2017 were $2.96 and $3.24, respectively, as compared to $1.95 and $1.87 for the 2016 periods. Stated on an Mcfe basis, unit prices received during the three and six months ended June 30, 2017 were 45% and 60% higher than the prices received during the comparable 2016 periods.
Revenue Including the effects of hedges, oil and gas sales during the three months ended June 30, 2017 increased 53% to $24,251,000, as compared to oil and gas sales of $15,824,000 during the 2016 period. Including the effects of hedges, oil and gas sales during the six months ended June 30, 2017 increased 36% to $45,023,000, as compared to oil and gas sales of $33,144,000 during the 2016 period. These increases were primarily the result of higher average realized prices for our production during 2017.
Expenses Lease operating expenses for the three and six months ended June 30, 2017 totaled $7,113,000 and $14,189,000, respectively, as compared to $6,864,000 and $15,041,000 during the 2016 periods. Per unit lease operating expenses totaled $1.12 and $1.23 per Mcfe, respectively, during the three and six month periods ended June 30, 2017 as compared to $1.14 and $1.10 per Mcfe during the 2016 periods. Total lease operating expenses decreased during the six months ended June 30, 2017 primarily as result of the 2016 Oklahoma divestitures, but increased on a per unit basis due to these wells having a much lower per unit rate compared to our Gulf of Mexico and East Texas wells. Lease operating expenses decreased overall at our Gulf Coast and East Texas fields as a result of certain cost saving measures initiated during 2016. Additionally, lease operating expenses decreased as a result of transportation deductions related to certain offshore Gulf of Mexico fields. These transportation deductions reduced lease operating expenses per Mcfe by $0.17 and $0.10, respectively, for the three and six months ended June 30, 2017. We expect total lease operating expenses to generally approximate 2016 expenses on an absolute value basis and to decrease on a per unit basis during the remainder of 2017.
Production taxes for the three and six months ended June 30, 2017 totaled $570,000 and $878,000, respectively, as compared to ($48,000) and $290,000 during the 2016 periods. Per unit production taxes totaled $0.09 and $0.08 per Mcfe, respectively, during the three and six month periods ended June 30, 2017 as compared to ($0.01) and $0.02 per Mcfe during the comparable 2016 periods. Severance taxes for the majority of our properties that are subject to severance taxes are assessed on the value of oil and gas sales. As a result of the expected increases in production and expiration of the two-year severance tax exemption on our Thunder Bayou well in June 2017, we expect an increase in our total and per unit production taxes during the remainder of 2017 as compared to the same period in 2016.
General and administrative expenses during the three and six months ended June 30, 2017 totaled $4,314,000 and $7,467,000, respectively, as compared to $3,871,000 and $12,470,000 during the respective 2016 periods. General and administrative expenses during the six months ended June 30, 2016 included $4,808,000 of costs related to the issuance of the 2021 Notes (as defined below). ASC Topic 470-60 "Troubled Debt Restructurings by Debtors" requires financing costs related to a troubled debt transaction to be expensed in the period incurred. Share-based compensation costs totaled $402,000 and $822,000, respectively, during the three and six months ended June 30, 2017 as compared to $582,000 and $1,095,000 during the respective 2016 periods. We capitalized $2,010,000 and $3,344,000, respectively, of general and administrative expenses during the three and six month periods ended June 30, 2017 compared to $1,634,000 and $3,188,000, respectively, during the 2016 periods. Excluding the non-recurring debt restructuring fees incurred in 2016, we expect general and administrative expenses during the remainder of 2017 to be lower than 2016 due to an approximate 50% reduction in staff levels during 2016.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three and six months ended June 30, 2017 totaled $6,746,000, or $1.07 per Mcfe, and $12,761,000, or $1.10 per Mcfe, respectively, as compared to $7,014,000, or $1.17 per Mcfe, and $16,964,000, or $1.24 per Mcfe, during the comparable 2016 periods. The decreases in the per unit DD&A rate are primarily the result of recent ceiling test write-downs as well as the success of our East Texas drilling program. We expect our DD&A rate to approximate the second quarter rate during the remainder of 2017.
At June 30, 2016, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at that date, averaged $2.15 per Mcf of natural gas, $42.12 per barrel of oil and $1.71 per Mcfe of Ngl. As a result of lower commodity prices and their negative impact on our estimated proved reserves and estimated future net cash flows, we recognized ceiling test write-downs of $12,782,000 and $31,639,000, respectively, during the three and six months ended June 30, 2016. See Note 7, “Ceiling Test” for further discussion of the ceiling test write-downs. We recognized no such ceiling test write-downs during the three and six months ended June 30, 2017. Utilizing current strip prices for oil and gas prices for the third quarter of 2017 and projecting the effect on the estimated future net cash flows from our estimated proved reserves as of June 30, 2017, we do not expect to recognize a ceiling test write-down in the third quarter of 2017.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $7,147,000 and $14,405,000 during the three and six months ended June 30, 2017, respectively, as compared to $6,503,000 and $14,760,000, respectively, during the 2016 periods. During the three and six month periods ended June 30, 2017, our capitalized interest totaled $403,000 and $708,000, respectively, as compared to $247,000 and $555,000, respectively, during the 2016 periods. The decrease in interest expense during the six month 2017 period was the result of the February 2016 debt exchange in which the total amount of debt outstanding was reduced by approximately $53.6 million.
Income tax benefit during both of the three and six month periods ended June 30, 2017 was $189,000 as compared to an income tax expense of $475,000 and $561,000 during the respective 2016 periods. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of ceiling test write-downs, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $182,088,000 as of June 30, 2017.
Liquidity and Capital Resources
We have historically financed our acquisition, exploration and development activities principally through cash flow from operations, borrowings from banks and other lenders, issuances of equity and debt securities, joint ventures and sales of assets. However, our liquidity position has been negatively impacted by the prolonged decline in commodity prices that began in late 2014. In response to lower commodity prices we executed a number of transactions aimed at preserving liquidity, reducing overall debt levels and extending debt maturities. Through these transactions, which included two debt exchanges, we have eliminated all debt maturing in 2017 and have reduced total debt 30% from $425 million at December 31, 2014 to $296 million at June 30, 2017. In addition to extending the maturity on the majority of our debt that was due in 2017, our September 2016 debt exchange permits us to reduce our cash interest expense on our 2021 PIK Notes from 10% cash to 1% cash and 9% payment-in-kind for the first three semi-annual interest payments, which is expected to provide us with more than $30 million of cash interest savings during 2017 and 2018. Finally, in October 2016, we entered into a new $50 million Multidraw Term Loan Agreement maturing in 2020, replacing our prior bank credit facility. For additional information, see "Source of Capital: Debt" below.
At June 30, 2017, we had a working capital deficit of approximately $18.9 million as compared to a working capital deficit of approximately $37.8 million as of December 31, 2016. The increase in working capital is primarily due to the redemption on March 31, 2017 of our remaining 2017 Notes as discussed in "Source of Capital: Debt" below.

Our liquidity may be negatively impacted by federal bonding requirements related to our properties located on the Outer Continental Shelf (the "OCS"). To cover the various obligations of lessees on the OCS, the Bureau of Ocean Energy Management (the"BOEM") and the Bureau of Safety and Environmental Enforcement (the "BSEE") generally require that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be satisfied. Because we are not exempt from the BOEM's supplemental bonding requirements, we engage surety companies to post the requisite bonds. Pursuant to the terms of our surety agreements, we may be required to post collateral at the surety companies' discretion. One of our surety companies requested collateral be posted to support certain of the bonds issued on our behalf and to date, we have provided cash deposits totaling $7.3 million to satisfy this request. The surety companies may request additional collateral which could have a material adverse effect on our liquidity position. If we fail to satisfy future requests for collateral, we may be in default under our agreements with the surety companies, which could cause a cross-default under the Multidraw Term Loan Agreement and potentially the indentures governing the 2021 Notes and 2021 PIK Notes. In addition, recently updated BOEM financial assurance and risk management requirements may increase the amount of surety bonds or other security required to be provided by us. For additional information, see "Item 1A Risk Factors - We may be required to post additional collateral to satisfy the collateral requirements related to the surety bonds that secure our offshore decommissioning obligations or to increase the amount of surety bonds or other security required pursuant to updated BOEM financial assurance and risk management requirements".
Source of Capital: Operations
Net cash flow provided by (used in) operations increased from $(26.1) million during the six months ended June 30, 2016 to $13.7 million during the 2017 period. The increase in operating cash flow during 2017 as compared to 2016 is primarily attributable to increases in oil and gas revenues as well as the timing of payment of payables based on operational activity.
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
In 2016, we sold our remaining assets in Oklahoma for approximately $18.5 million and in 2017 we sold our remaining interest in the East Lake Verret field in Louisiana for approximately $2.2 million.
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
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to guidance provided by ASC 470-60 "Troubled Debt Restructurings by Debtors." We determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million was reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall will be amortized under the effective interest method as an addition of interest expense over the term of the 2021 PIK Notes. At June 30, 2017, $0.6 million of the shortfall remained as part of the carrying value of the 2021 PIK Notes and we recognized $37 thousand of amortization expense as an increase to interest expense during the six months ended June 30, 2017.
We previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange is now reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes is being amortized under the effective interest method over the term of the 2021 Notes. At June 30, 2017, $1.0 million of the excess remained as part of the carrying value of the 2021 Notes and the Company recognized $0.1 million of amortization expense as a reduction to interest expense during the six months ended June 30, 2017.
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

We are subject to a restrictive financial covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of our oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than 2.0 to 1.0 as measured on June 30, 2017, and the last day of each calendar quarter thereafter (the "Coverage Ratio").
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
The following table reconciles the face value of the 2017 Notes, 2021 Notes, 2021 PIK Notes and Term Loans to the carrying value included in our Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017				December 31, 2016
	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans
Face Value	$—	$14,177	$251,868	$30,000	$22,650	$14,177	$243,468	$10,000
Unamortized Deferred Financing Costs	—	(206)	—	(2,395)	(82)	(108)	—	(2,751)
Excess (shortfall) Carrying Value	—	1,037	(553)	—	—	1,159	(590)	—
Accrued PIK Interest	—	—	8,501	—	—	—	5,722	—
Carrying Value	$—	$15,008	$259,816	$27,605	$22,568	$15,228	$248,600	$7,249

Use of Capital: Exploration and Development
Our 2017 capital expenditure budget, which includes capitalized interest and general and administrative costs, is expected to range between $40 million and $48 million (which from the midpoint of such range, represents a 176% increase from our 2016 capital expenditures), of which $27.2 million was incurred during the first six months of 2017. During the six months ended June 30, 2017, we funded our capital expenditures with cash on hand and cash flow from operations. We plan to fund our capital expenditures during the remainder of 2017 with cash flow from operations and cash on hand. To the extent additional capital is required, we may utilize borrowings under our Multidraw Term Loan Agreement, sales of equity securities or the sales of properties or assets or we may reduce our capital expenditures to manage our liquidity position.
Use of Capital: Acquisitions
We do not budget for acquisitions; however, we are continuously evaluating opportunities to expand our existing asset base or establish positions in new core areas.
We expect to finance our future acquisition activities, if consummated, through cash on hand. We may also utilize sales of equity securities, borrowings under our Multidraw Term Loan Agreement, sales of properties or assets or joint venture arrangements with industry partners, if necessary. We cannot assure you that such additional financings will be available on acceptable terms, if at all.
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

Among those risks, trends and uncertainties are: the volatility of oil and natural gas prices and significantly depressed oil prices since the end of 2014; our indebtedness and the significant amount of cash required to service our indebtedness; our estimate of the sufficiency of our existing capital sources, including availability under the Multidraw Term Loan Agreement; our ability to post additional collateral to satisfy our offshore decommissioning obligations; our ability to execute our 2017 drilling and recompletion program as planned and to increase our production; our ability to hedge future production to reduce our exposure to price volatility in the current commodity pricing market; our ability to find, develop and produce oil and natural gas reserves that are economically recoverable and to replace reserves and sustain and/or increase production; ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices; our ability to raise additional capital to fund cash requirements for future operations; limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by the Multidraw Term Loan Agreement and restrictive debt covenants; more than 50% of our production being exposed to the additional risk of severe weather, including hurricanes, tropical storms and flooding, and natural disasters; losses and liabilities from uninsured or underinsured drilling and operating activities; changes in laws and governmental regulations as they relate to our operations; the operating hazards attendant to the oil and gas business; the volatility of our stock price; and our ability to meet the continued listing standards of the New York Stock Exchange with respect to our common stock or to cure any deficiency with respect thereto.
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
Commodity Price Risk
Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of 2017, a 10% change in the prices we receive for our crude oil, natural gas and natural gas liquids production would have a $4.3 million impact on our revenues for 2017, before considering the impact from our hedges in place (see below).
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the six months ended June 30, 2017, we paid $0.2 million to the counterparties to our derivative instruments in connection with hedge settlements.
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
As of June 30, 2017, we had entered into the following commodity derivative instruments:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
July - December 2017	Swap	30,000 Mmbtu	$3.22
October - December 2017	Swap	10,000 Mmbtu	$3.22
January - March 2018	Swap	35,000 Mmbtu	$3.24
After executing the above transactions, we have approximately 6.4 Bcf of gas volumes, at an average price of $3.22 per Mcf hedged for 2017 and approximately 3.2 Bcf of gas volumes, at an average price of $3.24 per Mcf hedged for 2018. For further discussion of our commodity derivative instruments, please see Item 1, Note 8 "Derivative Instruments" in this Form 10-Q.
Interest Rate Risk
As of June 30, 2017, we had no debt subject to variable interest rates.
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
Our future financial condition, revenues, results of operations, profitability and future growth, and the carrying value of our oil and natural gas properties depend primarily on the prices we receive for our oil and natural gas production. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and oil prices have been significantly depressed since the end of 2014 as demonstrated by the SEC pricing for the value of crude oil and natural gas, which has decreased significantly as of June 30, 2017 as compared to December 31, 2014. For example, the SEC pricing at June 30, 2017 for crude oil (WTI Cushing) was $46.96 per Bbl and natural gas (Henry Hub) was $2.95 per MMBtu as compared to $94.99 per Bbl and $4.35 per MMBtu for crude oil and natural gas, respectively, as of December 31, 2014. These markets will likely continue to be volatile in the future. The prices we will receive for our production, and the levels of our production, will depend on numerous factors beyond our control.
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

We cannot predict future oil and natural gas prices and such prices may decline further. An extended decline in oil and natural gas prices has, and may continue to, adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced and may further reduce the amount of oil and natural gas that we can produce economically and has required us to record ceiling test write-downs and may cause our estimated proved reserves at December 31, 2017 to decline compared to our estimated proved reserves at December 31, 2016. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices.
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
As of June 30, 2017, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $282.7 million. We currently have $20 million of additional availability under the Multidraw Term Loan Agreement, subject to compliance with the covenants contained therein. We may also incur additional indebtedness in the future. Our high level of debt could have important consequences for you, including the following:

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
Because we are not exempt from the BOEM's supplemental bonding requirements, we engage surety companies to post the requisite bonds. Pursuant to the terms of our surety agreements, we may be required to post collateral at the surety companies' discretion. One of our surety companies requested collateral be posted to support certain of the bonds issued on our behalf. To date, we have provided cash deposits totaling $7.3 million to satisfy this request. The surety companies may request additional collateral which could have a material adverse effect on our liquidity position. If we fail to satisfy the request for collateral, we may be in default under our agreements with the surety companies, which could cause a cross-default under the indentures governing the 2021 Notes, the 2021 PIK Notes and our Multidraw Term Loan Agreement.
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
The terms of our debt agreements currently restrict, and Delaware law may restrict, us from making cash payments with respect to our Series B Preferred Stock, and as a result the holders of our Series B Preferred Stock are entitled to additional rights with respect to the management of the Company.
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
In connection with an amendment to our prior bank credit facility (which was replaced by the Multidraw Term Loan Agreement in October 2016) restricting us from declaring or paying dividends on our Series B preferred stock, we suspended the cash dividend on our Series B preferred stock beginning with the dividend payment due on April 15, 2016. The terms of the Multidraw Term Loan Agreement also restrict us from declaring and paying cash dividends on our Series B preferred stock. Under the terms of the Series B preferred stock, any unpaid dividends will accumulate. As of June 30, 2017, we have deferred five dividend payments and have accrued a $7.7 million payable related to the five deferred payments and the quarterly dividend that was payable on July 15, 2017, which is included in other long-term liabilities on the Consolidated Balance Sheet. As a result of the restrictions in the Multidraw Term Loan Agreement and our failure to pay six quarterly dividends on the Series B preferred stock as of the date hereof, holders of the Series B preferred stock, voting as a single class, currently have the right to elect two additional directors to our board of directors until all accumulated and unpaid dividends on the Series B preferred stock are paid in full. We plan to periodically re-evaluate the dividend payment policy, subject to the terms of our Multidraw Term Loan Agreement.
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
On June 12, 2017, we received notice from NYSE Regulation informing us that we were not in compliance with the continued listing standards set forth in Section 802.01B of the Listed Company Manual because our average global market capitalization fell below $50 million over a trailing consecutive 30 trading-day period and our last reported stockholders’ equity was less than $50 million.
We have submitted a business plan to the New York Stock Exchange demonstrating how we intend to regain compliance with the continued listing standards set forth in Section 802.01B of the Listed Company Manual. We intend to continue to work with the New York Stock Exchange to attempt to comply with all continued listing standards. Assuming that the New York Stock Exchange accepts the plan, we will be subject to quarterly monitoring for compliance with the business plan and our common stock will continue to trade on the New York Stock Exchange, subject to our compliance with other New York Stock Exchange continued listing requirements.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2017.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
April 1 - April 30, 2017	160	$2.67	—	—
May 1 - May 31, 2017	—	—	—	—
June 1 - June 30, 2017	2,646	$2.03	—	—
Total	2,806	$2.07	—	—
 ________________________

(1)	All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company's Board of Directors did not declare a dividend on the Company's 6.875% Series B Cumulative Convertible Perpetual Preferred Stock for the quarterly periods starting with April 15, 2016. As of the date of this report, the Company had dividends in arrears of approximately $7.7 million.

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

PETROQUEST ENERGY, INC.

Date:	August 4, 2017	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)