Form 10-Q
period 2017-09-30
PETROQUEST ENERGY INC
filed 2017-11-02
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2017 there were 21,272,600 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	September 30, 2017	December 31, 2016
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$18,064	$28,312
Revenue receivable	10,096	10,294
Joint interest billing receivable	5,369	7,632
Derivative asset	765	—
Other current assets	3,469	2,353
Total current assets	37,763	48,591
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,365,792	1,323,333
Unevaluated oil and gas properties	14,921	9,015
Accumulated depreciation, depletion and amortization	(1,266,954)	(1,243,286)
Oil and gas properties, net	113,759	89,062
Other property and equipment	9,351	10,951
Accumulated depreciation of other property and equipment	(8,749)	(10,109)
Total property and equipment	114,361	89,904
Other assets	7,402	6,365
Total assets	$159,526	$144,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$38,240	$25,265
Advances from co-owners	2,754	2,330
Oil and gas revenue payable	18,440	22,146
Accrued interest	1,631	2,047
Asset retirement obligation	1,630	4,160
Derivative liability	283	3,947
10% Senior Unsecured Notes due 2017	—	22,568
Other accrued liabilities	538	3,938
Total current liabilities	63,516	86,401
Multi-draw Term Loan	27,788	7,249
10% Senior Secured Notes due 2021	14,932	15,228
10% Senior Secured PIK Notes due 2021	265,631	248,600
Asset retirement obligation	34,330	32,450
Other long-term liabilities	9,533	6,027
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 21,235 and 21,197 shares, respectively	21	21
Paid-in capital	305,566	304,341
Accumulated other comprehensive income (loss)	303	(4,750)
Accumulated deficit	(562,095)	(550,708)
Total stockholders’ equity	(256,204)	(251,095)
Total liabilities and stockholders’ equity	$159,526	$144,860

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Oil and gas sales	$28,184	$17,094	$73,207	$50,238
Expenses:
Lease operating expenses	8,863	6,857	23,052	21,898
Production taxes	1,112	319	1,990	609
Depreciation, depletion and amortization	8,795	6,030	21,753	23,361
Ceiling test write-down	—	8,665	—	40,304
General and administrative	3,341	8,827	10,808	21,297
Accretion of asset retirement obligation	571	670	1,671	1,896
Interest expense	7,371	7,737	21,776	22,497
	30,053	39,105	81,050	131,862
Other income:
Other income (expense)	(16)	(28)	36	(355)
Loss from operations	(1,885)	(22,039)	(7,807)	(81,979)
Income tax expense (benefit)	(84)	(18)	(274)	543
Net loss	(1,801)	(22,021)	(7,533)	(82,522)
Preferred stock dividend	1,284	1,285	3,854	4,064
Loss available to common stockholders	$(3,085)	$(23,306)	$(11,387)	$(86,586)
Loss per common share:
Basic
Net loss per share	$(0.15)	$(1.31)	$(0.54)	$(4.97)
Diluted
Net loss per share	$(0.15)	$(1.31)	$(0.54)	$(4.97)
Weighted average number of common shares:
Basic	21,230	17,736	21,222	17,412
Diluted	21,230	17,736	21,222	17,412
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(1,801)	$(22,021)	$(7,533)	$(82,522)
Change in fair value of derivative instruments, accounted for as hedges, net of income tax expense (benefit) of ($10), $0, $179 and ($561), respectively	(17)	245	5,053	(1,175)
Comprehensive loss	$(1,818)	$(21,776)	$(2,480)	$(83,697)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,533)	$(82,522)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred tax (benefit) expense	(274)	543
Depreciation, depletion and amortization	21,753	23,361
Ceiling test writedown	—	40,304
Accretion of asset retirement obligation	1,671	1,896
Share-based compensation expense	1,181	1,361
Amortization costs and other	561	1,990
Non-cash interest expense on PIK Notes	16,973	—
Payments to settle asset retirement obligations	(2,277)	(2,884)
Costs incurred to issue 2021 Notes	—	10,073
Changes in working capital accounts:
Revenue receivable	198	(5,374)
Joint interest billing receivable	1,935	26,800
Accounts payable and accrued liabilities	2,292	(45,904)
Advances from co-owners	424	(15,741)
Other	(1,576)	(5,640)
Net cash provided by (used in) operating activities	35,328	(51,737)
Cash flows (used in) provided by investing activities:
Investment in oil and gas properties	(44,941)	(22,084)
Investment in other property and equipment	(52)	(23)
Sale of oil and gas properties	2,207	24,832
Net cash (used in) provided by investing activities	(42,786)	2,725
Cash flows used in financing activities:
Net proceeds from share based compensation	16	130
Deferred financing costs	(156)	(373)
Payment of preferred stock dividend	—	(1,285)
Redemption of 2017 Notes	(22,650)	(53,626)
Costs incurred to issue 2021 Notes	—	(10,073)
Proceeds from borrowings	20,000	—
Net cash used in financing activities	(2,790)	(65,227)
Net decrease in cash and cash equivalents	(10,248)	(114,239)
Cash and cash equivalents, beginning of period	28,312	148,013
Cash and cash equivalents, end of period	$18,064	$33,774
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,717	$33,114
Income taxes	$(95)	$(18)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
The consolidated financial information for the three and nine month periods ended September 30, 2017 and 2016, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2017 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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

Note 2—Acquisitions and Divestitures
Divestitures:
In March 2016, the Company sold certain non-producing assets in East Texas for $7 million to a potential joint venture partner. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties. After determining it would not pursue a joint venture with this party, the Company repurchased the non-producing assets for $5 million in December 2016 pursuant to the terms of the purchase and sale agreement related to this sale. The Company subsequently entered into a new drilling joint venture in East Texas with another group of partners.
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

In connection with an amendment to the Company's prior bank credit facility (which was terminated and replaced by the Multidraw Term Loan Agreement with Franklin Custodian Funds in October 2016) prohibiting the Company from declaring or paying dividends on the Series B Preferred Stock, the Company suspended the quarterly cash dividend on its Series B Preferred Stock beginning with the dividend payment due on April 15, 2016. The Multidraw Term Loan Agreement also prohibits the Company from declaring and paying cash dividends on the Series B Preferred Stock. Under the terms of the Series B Preferred Stock, any unpaid dividends will accumulate. As of September 30, 2017, the Company has deferred six dividend payments and has accrued a $9.0 million payable related to the six deferred payments and the quarterly dividend that was payable on October 15, 2017, which is included in other long-term liabilities on the Consolidated Balance Sheet. As a result of the restrictions under the Multidraw Term Loan Agreement, the Company did not pay the dividend that was payable on July 15, 2017, which represented the sixth deferred dividend payment. As a result, the holders of the Series B Preferred Stock, voting as a single class, currently have the right to elect two additional directors to the Company's Board of Directors (the "Board") until all accumulated and unpaid dividends on the Series B Preferred Stock are paid in full. On August 23, 2017, the Board received written notice from two affiliated holders of the Series B Preferred Stock (the "Requesting Holders") exercising this right by requesting that the Board call a special meeting of the holders of the Preferred Stock for the purposes of electing the additional directors, as set forth in Section 4(ii) of the Certificate of Designations establishing the Preferred Stock, dated September 24, 2007. However, on October 20, 2017, as a result of discussions between the Company's management and certain holders of the Series B Preferred Stock, the Requesting Holders withdrew their request that the Board call the special meeting of the holders of the Series B Preferred Stock, and the Board determined not to call a special meeting of the holders of the Series B Preferred Stock at this time. The Company is committed to working with holders of the Series B Preferred Stock as they identify and evaluate potential candidates to add to the existing Board in 2018.
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

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follow:

For the Three Months Ended September 30, 2017	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(3,085)	21,230	$(0.15)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(3,085)	21,230	$(0.15)

For the Nine Months Ended September 30, 2017	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(11,387)	21,222	$(0.54)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(11,387)	21,222	$(0.54)

For the Three Months Ended September 30, 2016	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(23,306)	17,736	$(1.31)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(23,306)	17,736	$(1.31)

For the Nine Months Ended September 30, 2016	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(86,586)	17,412	$(4.97)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(86,586)	17,412	$(4.97)

An aggregate of 1.4 million and 0.7 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B preferred stock totaling 1.3 million shares were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2017 and 2016, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for such periods.

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
Unless the Company exercises its payable in kind ("PIK") interest option, the 2021 PIK Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The Company may, at its option, for one or more of the first three interest payment dates of the 2021 PIK Notes, pay interest at (i) the annual rate of 1% per annum in cash plus (ii) the annual rate of 9% PIK (the "PIK Interest") payable by increasing the principal amount outstanding of the 2021 PIK Notes or by issuing additional 2021 PIK Notes in certificated form. The Company exercised this PIK option in connection with the interest payments due on February 15, 2017 and August 15, 2017. As of September 30, 2017, the Company was in compliance with all of the covenants under the 2021 PIK Notes.
The 2021 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. As of September 30, 2017, the Company was in compliance with all of the covenants under the 2021 Notes.
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to guidance provided by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 470-60 "Troubled Debt Restructurings by Debtors." The Company determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million is reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall is being amortized under the effective interest method over the term of the 2021 PIK Notes. At September 30, 2017, $0.5 million of the shortfall remained as part of the carrying value of the 2021 PIK Notes and the Company recognized $0.1 million of amortization expense as an increase to interest expense during the nine months ended September 30, 2017.
The Company previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange is now reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes is being amortized under the effective interest method over the term of the 2021 Notes. At September 30, 2017, $1.0 million of the excess remained as part of the carrying value of the 2021 Notes and the Company recognized $0.2 million of amortization expense as a reduction to interest expense during the nine months ended September 30, 2017.
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
On October 17, 2016, the Company entered into the Multidraw Term Loan Agreement (the "Multidraw Term Loan Agreement") with Franklin Custodian Funds - Franklin Income Fund ("Franklin"), as a lender, and Wells Fargo Bank, National Association, as administrative agent, replacing the prior credit agreement with JPMorgan Chase Bank, N.A. The Multidraw Term Loan Agreement provides a multi-advance term loan facility, with borrowing availability for three years, in a principal amount of up to $50 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the “Term Loans”) may be used to repay existing debt, to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. The Term Loans mature on October 17, 2020. As of September 30, 2017, the Company had $30.0 million of borrowings outstanding under the Term Loans.
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
The Company and its subsidiaries are subject to a restrictive financial covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of the Company’s and its subsidiaries’ oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than 2.0 to 1.0 as measured on the last day of each calendar quarter (the "Coverage Ratio").
Sales of the Company’s and its subsidiaries’ oil and gas properties outside the ordinary course of business are limited under the terms of the Multidraw Term Loan Agreement. In addition, the Multidraw Term Loan Agreement prohibits the Company from declaring and paying dividends on its Series B Preferred Stock.
The Multidraw Term Loan Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of September 30, 2017, no default or event of default existed under the Multidraw Term Loan Agreement and the Company was in compliance with all covenants contained in the Multidraw Term Loan Agreement, including the Coverage Ratio.

The following table reconciles the face value of the 2017 Notes, 2021 Notes, 2021 PIK Notes and Term Loans to the carrying value included in the Company's Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017				December 31, 2016
	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans
Face Value	$—	$14,177	$263,201	$30,000	$22,650	$14,177	$243,468	$10,000
Unamortized Deferred Financing Costs	—	(220)	—	(2,212)	(82)	(108)	—	(2,751)
Excess (shortfall) Carrying Value	—	975	(531)	—	—	1,159	(590)	—
Accrued PIK Interest	—	—	2,961	—	—	—	5,722	—
Carrying Value	$—	$14,932	$265,631	$27,788	$22,568	$15,228	$248,600	$7,249

Note 6—Asset Retirement Obligation

The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Nine Months Ended September 30,
	2017	2016
Asset retirement obligation, beginning of period	$36,610	$42,556
Liabilities incurred	574	—
Liabilities settled	(2,486)	(2,943)
Accretion expense	1,671	1,896
Revisions in estimates	(161)	291
Divestiture of oil and gas properties	(248)	(75)
Asset retirement obligation, end of period	35,960	41,725
Less: current portion of asset retirement obligation	(1,630)	(1,132)
Long-term asset retirement obligation	$34,330	$40,593

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

In accordance with SEC requirements, the estimated future net cash flows from estimated proved reserves are based on an average of the first day of the month spot price for a historical 12-month period, adjusted for quality, transportation fees and market differentials. At September 30, 2016, the prices used in computing the estimated future net cash flows from the Company's estimated proved reserves, including the effect of hedges in place at that date, averaged $2.19 per Mcf of natural gas, $39.97 per barrel of oil and $1.66 per Mcfe of Ngl. As a result of lower commodity prices and their negative impact on the Company's estimated proved reserves and estimated future net cash flows, the Company recognized ceiling test write-downs of approximately $8.7 million and $40.3 million, respectively, during the three and nine month periods ended September 30, 2016. The Company's cash flow hedges in place during the three and nine month periods ended September 30, 2016 decreased these ceiling test write-downs by approximately $0.1 million and $1.2 million, respectively. No such write-downs occurred during the three and nine month periods ended September 30, 2017.

Note 8—Derivative Instruments

The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At September 30, 2017, the Company's derivative instruments were designated as effective cash flow hedges.

Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $618,000 and ($144,000) for the three months ended September 30, 2017 and 2016, respectively. Oil and gas sales include additions related to the settlement of gas hedges of $404,000 and $2,043,000 for the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, the Company had entered into the following commodity derivative instruments:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
October - December 2017	Swap	40,000 Mmbtu	$3.22
January - March 2018	Swap	35,000 Mmbtu	$3.24
At September 30, 2017, the Company had recognized accumulated other comprehensive income of approximately $0.3 million related to the estimated fair value of its effective cash flow hedges. Based on estimated future commodity prices as of September 30, 2017, the Company would reclassify approximately $0.3 million, net of taxes, of accumulated other comprehensive income into oil and gas sales during the next twelve months.
Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
September 30, 2017	Derivative asset	$765
September 30, 2017	Derivative liability	$(283)
December 31, 2016	Derivative liability	$(3,947)
December 31, 2016	Other long-term liabilities	$(803)
Effect of Cash Flow Hedges on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2017 and 2016:

Instrument	Amount of Gain Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain (Loss) Reclassified into oil and gas sales
Commodity Derivatives at September 30, 2017	$591	Oil and gas sales	$618
Commodity Derivatives at September 30, 2016	$101	Oil and gas sales	$(144)

Effect of Cash Flow Hedges on the Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2017 and 2016:

Instrument	Amount of Gain Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain Reclassified into oil and gas sales
Commodity Derivatives at September 30, 2017	$5,636	Oil and gas sales	$404
Commodity Derivatives at September 30, 2016	$307	Oil and gas sales	$2,043

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at September 30, 2017 and December 31, 2016 were in the form of swaps based on NYMEX pricing for natural gas. The fair value of these derivatives are derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s credit risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the fair value of the Company’s derivatives subject to fair value measurement on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
September 30, 2017	$—	$482	$—
December 31, 2016	$—	$(4,750)	$—
The fair value of the Company's cash and cash equivalents approximated book value at September 30, 2017 and December 31, 2016. The fair value of the Term Loans approximated face value as of September 30, 2017 and December 31, 2016. The fair value of the 2017 Notes, 2021 Notes and 2021 PIK Notes was determined based upon market quotes provided by an independent broker, which represents a Level 2 input. The following table summarizes the fair value, carrying value and face value of the 2017 Notes, 2021 Notes and 2021 PIK Notes as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Fair Value	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value
2017 Notes	$—	$—	$—	$21,970	$22,650	22,568
2021 Notes	10,216	14,177	14,932	12,192	14,177	15,228
2021 PIK Notes	192,466	263,201	265,631	177,732	243,468	248,600
	$202,682	$277,378	$280,563	$211,894	$280,295	$286,396

Note 10—Income Taxes
The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs recognized, the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $182.7 million and $177.4 million as of September 30, 2017 and December 31, 2016, respectively.

Note 11 - Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended September 30, 2017 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of June 30, 2017	$320	$—	$320
Other comprehensive income before reclassifications:
Change in fair value of derivatives	591		591
Income tax effect	(220)		(220)
Net of tax	371	—	371
Amounts reclassified from accumulated other comprehensive loss:
Oil and gas sales	(618)	—	(618)
Income tax effect	230	—	230
Net of tax	(388)	—	(388)
Net other comprehensive income	(17)	—	(17)
Balance as of September 30, 2017	$303	$—	$303

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the nine month period ended September 30, 2017 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2016	$(2,983)	$(1,767)	$(4,750)
Other comprehensive income before reclassifications:
Change in fair value of derivatives	5,636		5,636
Income tax effect	(2,096)	1,767	(329)
Net of tax	3,540	1,767	5,307
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(404)	—	(404)
Income tax effect	150	—	150
Net of tax	(254)	—	(254)
Net other comprehensive loss	3,286	1,767	5,053
Balance as of September 30, 2017	$303	$—	$303

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended September 30, 2016 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of June 30, 2016	$(297)	$(176)	$(473)
Other comprehensive income before reclassifications:
Change in fair value of derivatives	101	—	101
Income tax effect	(37)	91	54
Net of tax	64	91	155
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	144	—	144
Income tax effect	(54)	—	(54)
Net of tax	90	—	90
Net other comprehensive loss	154	91	245
Balance as of September 30, 2016	$(143)	$(85)	$(228)

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
Our liquidity position has been negatively impacted by the prolonged decline in commodity prices that began in late 2014. In response, we executed the following actions aimed at preserving liquidity, reducing overall debt levels and extending debt maturities:

•	Completed the Oklahoma Divestitures for $292.6 million;

•	Completed two debt exchanges to extend maturities on a significant portion of debt;

•	Reduced total debt 27% from $425 million at December 31, 2014 to $308 million at September 30, 2017;

•	Entered into a new $50 million Multidraw Term Loan Agreement (as defined below) maturing in 2020, and

•	Secured a new drilling joint venture in East Texas facilitating the restart of drilling operations.
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
Oil and gas prices for 2017 have continued to increase over what we experienced in 2016. Stated on an Mcfe basis, unit prices received during the three and nine month periods ended September 30, 2017 were 15% and 45% higher than the prices received during the respective 2016 periods. During the first quarter of 2017, we recompleted our Thunder Bayou well in South Louisiana into a larger sand package and continued drilling under our East Texas joint venture drilling program, which commenced at the end of 2016. Under the drilling program, we drilled nine gross wells during 2017 of which seven were completed as of September 30, 2017. The remaining two wells are expected to be completed during the first quarter of 2018. We have grown production significantly during 2017 as compared to the fourth quarter of 2016. Our average daily production during the third quarter of 2017 increased 61% over average daily production during the fourth quarter of 2016.
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
Our hedges are specifically referenced to NYMEX prices for natural gas. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At September 30, 2017, our derivative instruments were designated as effective cash flow hedges.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Production:
Oil (Bbls)	142,830	123,165	423,231	377,473
Gas (Mcf)	5,336,119	3,650,109	13,218,475	13,470,406
Ngl (Mcfe)	1,283,900	838,294	3,268,206	3,130,784
Total Production (Mcfe)	7,476,999	5,227,393	19,026,067	18,866,028
Sales:
Total oil sales	$7,106,913	$5,380,110	$21,277,840	$14,675,611
Total gas sales	16,427,965	9,873,068	40,841,252	29,444,803
Total ngl sales	4,649,157	1,840,764	11,087,868	6,117,868
Total oil, gas, and ngl sales	$28,184,035	$17,093,942	$73,206,960	$50,238,282
Average sales prices:
Oil (per Bbl)	$49.76	$43.68	$50.27	$38.88
Gas (per Mcf)	3.08	2.70	3.09	2.19
Ngl (per Mcfe)	3.62	2.20	3.39	1.95
Per Mcfe	3.77	3.27	3.85	2.66
The above sales and average sales prices include increases (decreases) to revenue related to the settlement of gas hedges of $618,000 and ($144,000) for the three months ended September 30, 2017 and 2016, respectively. The above sales and average sales prices include increases to revenue related to the settlement of gas hedges of $404,000 and $2,043,000 for the nine months ended September 30, 2017 and 2016, respectively. Please see Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for further details on our hedging program and our current hedging arrangements.
Net loss available to common stockholders totaled $3,085,000 and $23,306,000 for the three months ended September 30, 2017 and 2016, respectively, while net loss available to common stockholders totaled $11,387,000 and $86,586,000 for the nine months ended September 30, 2017 and 2016 , respectively. The primary fluctuations were as follows:
Production Total production increased 43% and 1% during the three and nine month periods ended September 30, 2017, respectively, as compared to the 2016 periods. The increased production in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 is primarily the result of the successful recompletions of our Thunder Bayou well and a well at our West Delta Block 89 field as well as production from seven new Cotton Valley wells in East Texas. The slight increase in production for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was due primarily to the Thunder Bayou and West Delta Bock 89 recompletions offset by the 2016 Oklahoma divestitures and production declines during 2016 as a result of the reduction in capital expenditures during 2016. As a result of the successful recompletions at Thunder Bayou and West Delta Block 89 and the more recent recompletion of our Tokay well in Ship Shoal Block72, in addition to our ongoing drilling program in East Texas, we expect our total production for the remainder of 2017 to continue to increase as compared to the same period in 2016. Our total average daily production during the third quarter of 2017 increased 61% from total average daily production during the fourth quarter of 2016.
Gas production during the three and nine month periods ended September 30, 2017 increased 46% and decreased 2%, respectively, from the comparable periods in 2016. The decrease during the nine months ended September 30, 2017 was primarily the result of the 2016 Oklahoma divestitures and normal production declines offset by the Thunder Bayou and West Delta Block 89 recompletions and the East Texas drilling program. As a result of the successful recompletions of our Thunder Bayou, West Delta Block 89 and Tokay wells during 2017 and our ongoing drilling program in East Texas, we expect our average daily gas production to increase during the remainder of 2017 as compared to the same period in 2016.
Oil production during the three and nine month periods ended September 30, 2017 increased 16% and 12%, respectively, from the comparable 2016 periods due primarily to the successful recompletion of our Thunder Bayou well. As a result of the Thunder Bayou and Tokay recompletions, we expect our average daily oil production to continue to increase during the remainder of 2017 as compared to the fourth quarter 2016 period.
Ngl production during the three and nine month periods ended September 30, 2017 increased 53% and 4%, respectively, from the comparable 2016 periods. The increase during the nine months ended September 30, 2017 was primarily due to increased production as a result of the successful recompletions of our Thunder Bayou well and one West Delta Block 89 well and our drilling program in East Texas largely offset by normal production declines. We expect our average daily Ngl production to continue to increase during the remainder of 2017 as compared to the fourth quarter 2016 period.
Prices Including the effects of our hedges, average gas prices per Mcf for the three and nine month periods ended September 30, 2017 were $3.08 and $3.09, respectively, as compared to $2.70 and $2.19 for the 2016 periods. Average oil prices per Bbl for the three and nine months ended September 30, 2017 were $49.76 and $50.27, respectively, as compared to $43.68 and $38.88 for the 2016 periods and average Ngl prices per Mcfe for the three and nine month periods ended September 30, 2017 were $3.62 and $3.39, respectively, as compared to $2.20 and $1.95 for the 2016 periods. Stated on an Mcfe basis, unit prices received during the three and nine months ended September 30, 2017 were 15% and 45% higher than the prices received during the comparable 2016 periods.
Revenue Including the effects of hedges, oil and gas sales during the three months ended September 30, 2017 increased 65% to $28,184,000, as compared to oil and gas sales of $17,094,000 during the 2016 period. Including the effects of hedges, oil and gas sales during the nine months ended September 30, 2017 increased 46% to $73,207,000, as compared to oil and gas sales of $50,238,000 during the 2016 period. These increases were primarily the result of higher average realized prices for our production during 2017 as well as the production increases noted above.
Expenses Lease operating expenses for the three and nine months ended September 30, 2017 totaled $8,863,000 and $23,052,000, respectively, as compared to $6,857,000 and $21,898,000 during the 2016 periods. Per unit lease operating expenses totaled $1.19 and $1.21 per Mcfe, respectively, during the three and nine month periods ended September 30, 2017 as compared to $1.31 and $1.16 per Mcfe during the 2016 periods. Total lease operating expenses increased on an absolute basis and decreased on a per unit basis during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily as a result of the increased production as discussed above. Lease operating expenses increased on a per unit basis during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as a result of the 2016 Oklahoma divestitures due to these wells having a lower per unit rate compared to our Gulf of Mexico and East Texas wells. Partially offsetting this increase were transportation deductions related to certain offshore Gulf of Mexico fields. We expect total lease operating expenses to generally approximate 2016 expenses on an absolute value basis and to decrease on a per unit basis during the remainder of 2017.
Production taxes for the three and nine months ended September 30, 2017 totaled $1,112,000 and $1,990,000, respectively, as compared to $319,000 and $609,000 during the 2016 periods. Per unit production taxes totaled $0.15 and $0.10 per Mcfe, respectively, during the three and nine month periods ended September 30, 2017 as compared to $0.06 and $0.03 per Mcfe during the comparable 2016 periods. Severance taxes for the majority of our properties that are subject to severance taxes are assessed on the value of oil and gas sales. As a result of the increases in production and prices as well as the expiration of the two-year severance tax exemption on our Thunder Bayou well in June 2017, we expect continued increases in our total and per unit production taxes during the fourth quarter of 2017 as compared to the same period in 2016.
General and administrative expenses during the three and nine months ended September 30, 2017 totaled $3,341,000 and $10,808,000, respectively, as compared to $8,827,000 and $21,297,000 during the respective 2016 periods. General and administrative expenses during the nine months ended September 30, 2016 included $10,073,000 of costs related to the issuance of the 2021 Notes (as defined below). ASC Topic 470-60 "Troubled Debt Restructurings by Debtors" requires financing costs related to a troubled debt transaction to be expensed in the period incurred. Share-based compensation costs totaled $312,000 and $1,134,000, respectively, during the three and nine months ended September 30, 2017 as compared to $464,000 and $1,558,000 during the respective 2016 periods. We capitalized $1,310,000 and $4,654,000, respectively, of general and administrative expenses during the three and nine month periods ended September 30, 2017 compared to $1,268,000 and $4,347,000, respectively, during the 2016 periods. We expect general and administrative expenses during the fourth quarter of 2017 to be lower than the comparable 2016 period due to an approximate 50% reduction in staff levels during 2016.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three and nine months ended September 30, 2017 totaled $8,700,000, or $1.16 per Mcfe, and $21,461,000, or $1.13 per Mcfe, respectively, as compared to $5,851,000, or $1.12 per Mcfe, and $22,815,000, or $1.21 per Mcfe, during the comparable 2016 periods. The decrease in the per unit DD&A rate for the nine months ended September 30, 2017 is primarily the result of the impact of prior year ceiling test write-downs as well as the success of our East Texas drilling program. We expect our DD&A rate to approximate the third quarter rate during the remainder of 2017.
At September 30, 2016, the prices used in computing the estimated future net cash flows from our estimated proved reserves, including the effect of hedges in place at that date, averaged $2.19 per Mcf of natural gas, $39.97 per barrel of oil and $1.66 per Mcfe of Ngl. As a result of lower commodity prices and their negative impact on our estimated proved reserves and estimated future net cash flows, we recognized ceiling test write-downs of $8,665,000 and $40,304,000, respectively, during the three and nine months ended September 30, 2016. See Note 7, “Ceiling Test” for further discussion of the ceiling test write-downs. We recognized no such ceiling test write-downs during the three and nine months ended September 30, 2017. Utilizing current strip prices for oil and gas prices for the fourth quarter of 2017 and projecting the effect on the estimated future net cash flows from our estimated proved reserves as of September 30, 2017, we do not expect to recognize a ceiling test write-down in the fourth quarter of 2017.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $7,371,000 and $21,776,000 during the three and nine months ended September 30, 2017, respectively, as compared to $7,737,000 and $22,497,000, respectively, during the 2016 periods. During the three and nine month periods ended September 30, 2017, our capitalized interest totaled $338,000 and $1,046,000, respectively, as compared to $167,000 and $722,000, respectively, during the 2016 periods.
Income tax expense (benefit) during the three and nine month periods ended September 30, 2017 was $84,000 and $(274,000), respectively, as compared to income tax (benefit) expense of ($18,000) and $543,000 during the respective 2016 periods. We typically provide for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of ceiling test write-downs, we have incurred a cumulative three-year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $182,663,000 as of September 30, 2017.
Liquidity and Capital Resources
We have historically financed our acquisition, exploration and development activities principally through cash flow from operations, borrowings from banks and other lenders, issuances of equity and debt securities, joint ventures and sales of assets. However, our liquidity position has been negatively impacted by the prolonged decline in commodity prices that began in late 2014. In response to lower commodity prices we executed a number of transactions aimed at preserving liquidity, reducing overall debt levels and extending debt maturities. Through these transactions, which included two debt exchanges, we have eliminated all debt maturing in 2017 and have reduced total debt 27% from $425 million at December 31, 2014 to $308 million at September 30, 2017. In addition to extending the maturity on the majority of our debt that was due in 2017, our September 2016 debt exchange permits us to reduce our cash interest expense on our 2021 PIK Notes from 10% cash to 1% cash and 9% payment-in-kind for the first three semi-annual interest payments, which is expected to provide us with more than $30 million of cash interest savings during 2017 and 2018. Finally, in October 2016, we entered into a new $50 million Multidraw Term Loan Agreement maturing in 2020, replacing our prior bank credit facility. For additional information, see "Source of Capital: Debt" below.
At September 30, 2017, we had a working capital deficit of approximately $25.8 million as compared to a working capital deficit of approximately $37.8 million as of December 31, 2016. The increase in working capital is primarily due to the redemption on March 31, 2017 of our remaining 2017 Notes as discussed in "Source of Capital: Debt" below.

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
Source of Capital: Operations
Net cash flow provided by (used in) operations increased from $(51.7) million during the nine months ended September 30, 2016 to $35.3 million during the 2017 period. The increase in operating cash flow during 2017 as compared to 2016 is primarily attributable to increases in oil and gas revenues as well as the timing of payment of payables based on operational activity.
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

Unless we exercise our payable in kind ("PIK") interest option, the 2021 PIK Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. We may, at our option, for one or more of the first three interest payment dates of the 2021 PIK Notes, pay interest at (i) the annual rate of 1% per annum in cash plus (ii) the annual rate of 9% PIK (the "PIK Interest") payable by increasing the principal amount outstanding of the 2021 PIK Notes or by issuing additional 2021 PIK Notes in certificated form. We exercised this PIK option in connection with the interest payments due on February 15, 2017 and August 15, 2017. As of the date hereof, we are in compliance with all of the covenants under the 2021 PIK Notes.
The 2021 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. As of the date hereof, we are in compliance with all of the covenants under the 2021 Notes.
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to guidance provided by ASC 470-60 "Troubled Debt Restructurings by Debtors." We determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million was reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall will be amortized under the effective interest method as an addition of interest expense over the term of the 2021 PIK Notes. At September 30, 2017, $0.5 million of the shortfall remained as part of the carrying value of the 2021 PIK Notes and we recognized $0.1 million of amortization expense as an increase to interest expense during the nine months ended September 30, 2017.
We previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange is now reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes is being amortized under the effective interest method over the term of the 2021 Notes. At September 30, 2017, $1.0 million of the excess remained as part of the carrying value of the 2021 Notes and the Company recognized $0.2 million of amortization expense as a reduction to interest expense during the nine months ended September 30, 2017.
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

We are subject to a restrictive financial covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of our oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than 2.0 to 1.0 as measured on the last day of each calendar quarter (the "Coverage Ratio").
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
The following table reconciles the face value of the 2017 Notes, 2021 Notes, 2021 PIK Notes and Term Loans to the carrying value included in our Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017				December 31, 2016
	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans	2017 Notes	2021 Notes	2021 PIK Notes	Term Loans
Face Value	$—	$14,177	$263,201	$30,000	$22,650	$14,177	$243,468	$10,000
Unamortized Deferred Financing Costs	—	(220)	—	(2,212)	(82)	(108)	—	(2,751)
Excess (shortfall) Carrying Value	—	975	(531)	—	—	1,159	(590)	—
Accrued PIK Interest	—	—	2,961	—	—	—	5,722	—
Carrying Value	$—	$14,932	$265,631	$27,788	$22,568	$15,228	$248,600	$7,249

Use of Capital: Exploration and Development
During the first nine months of 2017, our capital expenditures totaled $46.2 million, which is net of proceeds from asset sales during the year. Our drilling program in East Texas has concluded for the remainder of 2017 so we expect capital expenditures to decline in the fourth quarter of 2017, as compared to spending levels through the first nine months of 2017. In addition we expect to receive approximately $2.8 million in additional proceeds during the fourth quarter of 2017 in connection with our East Texas Joint Venture. During the nine months ended September 30, 2017, we funded our capital expenditures with cash on hand, proceeds from asset sales and cash flow from operations. We plan to fund our capital expenditures during the remainder of 2017 with cash flow from operations, the additional proceeds from the East Texas Joint Venture discussed above and cash on hand. To the extent additional capital is required, we may utilize borrowings under our Multidraw Term Loan Agreement, or proceeds from the sale of equity securities or additional asset sales.
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
Commodity Price Risk
Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of 2017, a 10% change in the prices we receive for our crude oil, natural gas and natural gas liquids production would have a $1.6 million impact on our revenues for 2017, before considering the impact from our hedges in place (see below).
We seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the nine months ended September 30, 2017, we received $0.4 million from the counterparties to our derivative instruments in connection with hedge settlements.
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
As of September 30, 2017, we had entered into the following commodity derivative instruments:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Natural Gas:
October - December 2017	Swap	40,000 Mmbtu	$3.22
January - March 2018	Swap	35,000 Mmbtu	$3.24

In October 2017, we entered into the following derivative instrument:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Crude Oil:
2018	Swap	250 Bbl	$55.00
After executing the above transactions, we have approximately 3.7 Bcf of gas volumes, at an average price of $3.22 per Mcf hedged for 2017, approximately 3.2 Bcf of gas volumes, at an average price of $3.24 per Mcf hedged for 2018 and approximately 91 thousand Bbls of oil volumes, at an average price of $55.00 per Bbl hedged for 2018. For further discussion of our commodity derivative instruments, please see Item 1, Note 8 "Derivative Instruments" in this Form 10-Q.
Interest Rate Risk
As of September 30, 2017, we had no debt subject to variable interest rates.
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
Our future financial condition, revenues, results of operations, profitability and future growth, and the carrying value of our oil and natural gas properties depend primarily on the prices we receive for our oil and natural gas production. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and oil prices have been significantly depressed since the end of 2014 as demonstrated by the SEC pricing for the value of crude oil and natural gas, which has decreased significantly as of September 30, 2017 as compared to December 31, 2014. For example, the SEC pricing at September 30, 2017 for crude oil (WTI Cushing) was $49.12 per Bbl and natural gas (Henry Hub) was $3.00 per MMBtu as compared to $94.99 per Bbl and $4.35 per MMBtu for crude oil and natural gas, respectively, as of December 31, 2014. These markets will likely continue to be volatile in the future. The prices we will receive for our production, and the levels of our production, will depend on numerous factors beyond our control.
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
As of September 30, 2017, the aggregate amount of our outstanding indebtedness, net of cash on hand, was $290.3 million. We currently have $20 million of additional availability under the Multidraw Term Loan Agreement, subject to compliance with the covenants contained therein. We may also incur additional indebtedness in the future. Our high level of debt could have important consequences for you, including the following:

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
In addition, on July 14, 2016, the BOEM issued a notice to lessees (“NTL”) No. 2016-N01 effective September 12, 2016 to clarify the procedures and criteria that the BOEM will use to determine if and when additional security is required for OCS leases. This notice may result in an increase to the amount of surety bonds or other security required to be posted by us pursuant to these updated BOEM financial assurance and risk management requirements. On January 6, 2017, the BOEM announced that it was extending the implementation timeline for NTL No. 2016-N01 by an additional six months as to leases, rights-of-way and rights of use and easement for which there are co-lessees and/or predecessors in interest. On June 22, 2017, the BOEM announced that this six month extension will extend beyond June 30, 2017 (except in circumstances where there is a substantial risk of non performance of the interest holder's decommissioning liabilities) in order to allow the BOEM to complete its review and work with industry and other interested parties to implement a risk management program that enables industry to meet its legal obligations and protects the American taxpayers from shouldering any liability for decommissioning existing or future facilities on the OCS, while recognizing industry's current economic realities and concerns. All of our decommissioning liabilities as of the date hereof have co-lessees and/or predecessors in interest and are expected to be included in this extended implementation timeline.
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
In connection with an amendment to our prior bank credit facility (which was replaced by the Multidraw Term Loan Agreement in October 2016) restricting us from declaring or paying dividends on our Series B preferred stock, we suspended the cash dividend on our Series B preferred stock beginning with the dividend payment due on April 15, 2016. The terms of the Multidraw Term Loan Agreement also restrict us from declaring and paying cash dividends on our Series B preferred stock. Under the terms of the Series B preferred stock, any unpaid dividends will accumulate. As of September 30, 2017, we have deferred six dividend payments and have accrued a $9.0 million payable related to the six deferred payments and the quarterly dividend that was payable on October 15, 2017, which is included in other long-term liabilities on the Consolidated Balance Sheet. As a result of the restrictions in the Multidraw Term Loan Agreement and our failure to pay six quarterly dividends on the Series B preferred stock as of the date hereof, holders of the Series B preferred stock, voting as a single class, currently have the right to elect two additional directors to our board of directors until all accumulated and unpaid dividends on the Series B preferred stock are paid in full. On August 23, 2017, our board received written notice from two affiliated holders of the Series B Preferred Stock exercising this right by requesting that our board call a special meeting of the holders of the Series B Preferred Stock for the purposes of electing the additional directors. However, on October 20, 2017, as a result of discussions between our management and certain holders of the Series B Preferred Stock, the request to call the special meeting was withdrawn, and our board determined not to call the special meeting at this time. We are committed to working with holders of the Series B Preferred Stock as they identify and evaluate potential candidates to add to the existing Board in 2018.
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
We have submitted a business plan to the New York Stock Exchange demonstrating how we intend to regain compliance with the continued listing standards set forth in Section 802.01B of the Listed Company Manual. On August 24, 2017, we received notice from the NYSE that our business plan had been accepted. As a result, our common stock will continue to be listed on the NYSE, subject to our providing quarterly reviews to the New York Stock Exchanges Listings and Compliance Committee to ensure our progress toward our plan to restore compliance with continued listing standards by achieving an average market capitalization over a consecutive 30-day period of $50 million or total stockholders' equity of $50 million by June 12, 2018.
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

There were no repurchases of our common stock during the quarter ended September 30, 2017.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company's Board of Directors did not declare a dividend on the Company's 6.875% Series B Cumulative Convertible Perpetual Preferred Stock for the quarterly periods starting with April 15, 2016. As of the date of this report, the Company had dividends in arrears of approximately $9.0 million.

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

PETROQUEST ENERGY, INC.

Date:	November 2, 2017	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)