Form 10-K/A
period 2017-12-31
PETROQUEST ENERGY INC
filed 2018-03-29
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Large accelerated filer	¬¬		Accelerated filer	¬
Non-accelerated filer	¬	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	¬

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

Explanatory Note

PetroQuest Energy, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2017 (the "Form 10-K"), filed with the Securities and Exchange Commission on March 8, 2018, solely to amend Item 15 of the Form 10-K to include hyperlinks to the exhibits listed as incorporated by reference in Item 15 of the Form 10-K. No other information included in the Form 10-K is being amended by this Form 10-K/A.

Item 15.    Exhibits, Financial Statement Schedules

(a)	1. FINANCIAL STATEMENTS
The following financial statements of the Company and the Report of the Company’s Independent RegisteredPublic Accounting Firm thereon are included on pages F-1 through F-29 of this Form 10-K:
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

4.4
Third Supplemental Indenture, dated October 23, 2013, among PetroQuest Energy, Inc., the Subsidiary Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A.(incorporated herein by reference to Exhibit 4.7 to Form 10-K filed on March 6, 2015).

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

†10.18
Amended Executive Employment Agreement dated effective as of December 31, 2008, between J. Bond Clement and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed February 27, 2009).

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

## 10.28
Lease Acquisition Agreement, effective as of December 18, 2017, between Navitas Oil & Gas, LLC and PetroQuest Energy, L.L.C. (incorporated herein by reference to Exhibit 10.28 to Form 10-K filed on March 8, 2018).

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Form 10-K filed on March 8, 2018).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 8, 2018).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 to Form 10-K filed on March 8, 2018).

23.2	Consent of Ryder Scott Company, L.P. (incorporated herein by reference to Exhibit 23.2 to Form 10-K filed on March 8, 2018).

31.1
Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 to Form 10-K filed on March 8, 2018).

31.2
Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 to Form 10-K filed on March 8, 2018).

*31.3	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.4	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (incorporated herein by reference to Exhibit 32.1 to Form 10-K filed on March 8, 2018).

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (incorporated herein by reference to Exhibit 32.2 to Form 10-K filed on March 8, 2018).

99.1	Reserve report letter as of December 31, 2017, as prepared by Ryder Scott Company, L.P. (incorporated herein by reference to Exhibit 99.1 to Form 10-K filed on March 8, 2018).

101.INS	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS to Form 10-K filed on March 8, 2018).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH to Form 10-K filed on March 8, 2018).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL to Form 10-K filed on March 8, 2018).

101.DEF	XBRL Taxonomy Definitions Linkbase Document (incorporated herein by reference to Exhibit 101.DEF to Form 10-K filed on March 8, 2018).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated herein by reference to Exhibit 101.LAB to Form 10-K filed on March 8, 2018).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE to Form 10-K filed on March 8, 2018).

*	Filed herewith.
**	The registrant agrees to furnish supplementally a copy of any omitted schedule to the Agreements to the SEC upon request.

†	Management contract or compensatory plan or arrangement
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

(b)    Exhibits. See Item 15 (a) (3) above.

(c)    Financial Statement Schedules. None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2018.

PETROQUEST ENERGY, INC.

By:	/s/ J. Bond Clement
J. Bond Clement
Executive Vice President, Chief Financial Officer, Treasurer