Form 10-K/A
period 2017-12-31
PETROQUEST ENERGY INC
filed 2018-04-27
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
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

Explanatory Note

PetroQuest Energy, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 8, 2018, solely to amend the audit report of Ernst & Young LLP (“E&Y”) that was included in Item 15 of the Form 10-K.
E&Y inadvertently omitted certain sentences in the basis for opinion section of the audit report regarding the scope of procedures with respect to internal control over financial reporting. While the Company does not believe E&Y’s omission was material in nature, E&Y has requested the audit report be corrected by including the omitted sentences in E&Y’s revised report filed with this Form 10-K/A. No other information included in the Form 10-K is being amended by this Form 10-K/A.
This Form 10-K/A includes the financial statements originally filed in the Form 10-K as well as the amended audit report. There have been no changes to the financial statements or XBRL data filed in Exhibit 101 of the Form 10-K. This Form 10-K/A is accurate as of the date of the Form 10-K and has not been updated to reflect any events that occurred subsequent to March 8, 2018.

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. FINANCIAL STATEMENTS
The following financial statements of the Company and the Report of the Company’s Independent Registered Public Accounting Firm thereon are included on pages F-1 through F-80 of this Form 10-K:
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

#2#

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

#3#

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

#4#

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

#5#

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

##10.28
Lease Acquisition Agreement, effective as of December 18, 2017, between Navitas Oil & Gas, LLC and PetroQuest Energy, L.L.C. (incorporated herein by reference to Exhibit 10.28 to Form 10-K filed on March 8, 2018).

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Form 10-K filed on March 8, 2018).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 8, 2018).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 to Form 10-K filed on March 8, 2018).

23.2	Consent of Ryder Scott Company, L.P. (incorporated herein by reference to Exhibit 23.2 to Form 10-K filed on March 8, 2018).

* 23.3	Consent of Independent Registered Public Accounting Firm.

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

#6#

31.3
Certification of Chief Executive Officer pursuant to Rule 13-a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.3 to Form 10-K/A filed on March 29, 2018).

31.4
Certification of Chief Financial Officer pursuant to Rule 13-a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.4 to Form 10-K/A filed on March 29, 2018).

*31.5	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.6	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

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

*32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

*32.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

99.1	Reserve report letter as of December 31, 2017, as prepared by Ryder Scott Company, L.P. (incorporated herein by reference to Exhibit 99.1 to Form 10-K filed on March 8, 2018).

101.INS	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS to Form 10K filed on March 8, 2018).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH to Form 10K filed on March 8, 2018).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL to Form 10K filed on March 8, 2018).

101.DEF	XBRL Taxonomy Definitions Linkbase Document (incorporated herein by reference to Exhibit 101.DEF to Form 10K filed on March 8, 2018).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated herein by reference to Exhibit 101.LAB to Form 10K filed on March 8, 2018).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE to Form 10K filed on March 8, 2018).

*	Filed herewith.
**	The registrant agrees to furnish supplementally a copy of any omitted schedule to the Agreements to the SEC upon request.

#7#

†	Management contract or compensatory plan or arrangement
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

#8#

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2018.

PETROQUEST ENERGY, INC.

By:	/s/ J. Bond Clement
J. BOND CLEMENT
Executive Vice President, Chief Financial Officer and Treasurer

#9#

#10#

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
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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