Form 10-Q
period 2018-03-31
PETROQUEST ENERGY INC
filed 2018-05-08
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2018 there were 25,587,441 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	March 31, 2018	December 31, 2017
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,178	$15,655
Revenue receivable	7,847	15,340
Joint interest billing receivable	3,024	6,597
Other receivable	6,000	7,750
Derivative asset	—	1,174
Deposit for surety bonds	11,100	8,300
Other current assets	1,960	2,125
Total current assets	44,109	56,941
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,351,048	1,369,861
Unevaluated oil and gas properties	16,918	21,854
Accumulated depreciation, depletion and amortization	(1,285,640)	(1,285,660)
Oil and gas properties, net	82,326	106,055
Other property and equipment	9,451	9,353
Accumulated depreciation of other property and equipment	(8,894)	(8,843)
Total property and equipment	82,883	106,565
Other assets	792	792
Total assets	$127,784	$164,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$15,382	$32,148
Advances from co-owners	1,181	1,730
Oil and gas revenue payable	18,451	19,344
Accrued interest	4,689	1,724
Asset retirement obligation	938	687
Derivative liability	718	731
Other accrued liabilities	11,318	6,476
Total current liabilities	52,677	62,840
Multi-draw Term Loan	28,131	27,963
10% Senior Secured Notes due 2021	9,788	9,821
10% Senior Secured PIK Notes due 2021	274,563	271,577
Asset retirement obligation	2,304	30,623
Preferred stock dividend payable	11,563	10,278
Other long-term liabilities	567	131
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 25,550 and 25,521 shares, respectively	26	26
Paid-in capital	313,637	313,244
Accumulated other comprehensive income (loss)	(718)	278
Accumulated deficit	(564,755)	(562,484)
Total stockholders’ equity	(251,809)	(248,935)
Total liabilities and stockholders’ equity	$127,784	$164,298

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Oil and gas sales	$24,917	$20,772
Expenses:
Lease operating expenses	7,040	7,076
Production taxes	1,227	308
Depreciation, depletion and amortization	6,505	6,117
General and administrative	3,300	3,153
Accretion of asset retirement obligation	198	547
Interest expense	7,481	7,258
	25,751	24,459
Other income:
Other income	13	54
Loss from operations	(821)	(3,633)
Income tax expense	106	—
Net loss	(927)	(3,633)
Preferred stock dividend	1,285	1,285
Loss available to common stockholders	$(2,212)	$(4,918)
Loss per common share:
Basic
Net loss per share	$(0.09)	$(0.23)
Diluted
Net loss per share	$(0.09)	$(0.23)
Weighted average number of common shares:
Basic	25,540	21,208
Diluted	25,540	21,208
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(927)	$(3,633)
Change in fair value of derivative instruments, accounted for as hedges, net of income tax benefit of $106 and $0, respectively	(996)	3,188
Comprehensive loss	$(1,923)	$(445)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(927)	$(3,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred tax expense	106	—
Depreciation, depletion and amortization	6,505	6,117
Accretion of asset retirement obligation	198	547
Share-based compensation expense	340	425
Amortization costs and other	211	238
Non-cash interest expense on PIK Notes	2,961	5,512
Payments to settle asset retirement obligations	(3)	(402)
Changes in working capital accounts:
Revenue receivable	7,493	1,025
Joint interest billing receivable	3,016	460
Accounts payable and accrued liabilities	(11,583)	3,037
Advances from co-owners	(549)	1,549
Deposit for surety bonds	(2,800)	—
Other	112	(1,462)
Net cash provided by operating activities	5,080	13,413
Cash flows used in investing activities:
Investment in oil and gas properties	(5,810)	(10,898)
Investment in other property and equipment	(98)	(16)
Disposition of oil and gas properties	(2,405)	—
Sale of unevaluated oil and gas properties	1,750	—
Net cash used in investing activities	(6,563)	(10,914)
Cash flows provided by (used in) financing activities:
Net proceeds from share based compensation	43	40
Deferred financing costs	(26)	(10)
Redemption of 2017 Notes	—	(22,650)
Costs incurred to redeem 2021 Notes	(11)	—
Proceeds from borrowings	—	20,000
Net cash provided by (used in) financing activities	6	(2,620)
Net decrease in cash and cash equivalents	(1,477)	(121)
Cash and cash equivalents, beginning of period	15,655	28,312
Cash and cash equivalents, end of period	$14,178	$28,191
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,789	$2,975
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
The consolidated financial information for the three month periods ended March 31, 2018 and 2017, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2018 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain prior period amounts have been reclassified to conform to current year presentation.
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
On January 31, 2018, the Company sold its Gulf of Mexico properties. The Company received no consideration from the sale of these properties and is required to contribute approximately $3.8 million towards the future abandonment costs for the properties. As a result of the sale, the Company extinguished approximately $28.2 million of its discounted asset retirement obligations. In connection with the sale, the Company expects to receive a cash refund of $11.5 million ($11.1 million at March 31, 2018) related to a depositary account that serves to collateralize a portion of the Company's offshore bonds related to these properties (subject to the Company's obligation to pay approximately $3.8 million to the purchaser of these properties), which is included in deposits for surety bonds on the Company's Consolidated Balance Sheet as of March 31, 2018. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties.
Acquisitions:
In December 2017, the Company entered into an oil focused play in central Louisiana targeting the Austin Chalk formation through the execution of agreements to acquire interests in approximately 24,600 gross acres for a purchase price of approximately $9.3 million and the issuance of 2.0 million shares of common stock.

Note 3—Equity
Common Stock
During December 2017, the Company issued 2.0 million shares of common stock in connection with the acquisition of Austin Chalk acreage (see Note 2). Additionally, during December 2017, the Company issued approximately 2.2 million shares of common stock related to the extinguishment of a portion of the outstanding 2021 Notes (see Note 5).

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
In connection with an amendment to the Company's prior bank credit facility (which was terminated and replaced by the Multidraw Term Loan Agreement with Franklin Custodian Funds in October 2016) prohibiting the Company from declaring or paying dividends on the Series B Preferred Stock, the Company suspended the quarterly cash dividend on its Series B Preferred Stock beginning with the dividend payment due on April 15, 2016. The Multidraw Term Loan Agreement also prohibits the Company from declaring and paying cash dividends on the Series B Preferred Stock. Under the terms of the Series B Preferred Stock, any unpaid dividends will accumulate. As of March 31, 2018, the Company has deferred eight dividend payments and has accrued an $11.6 million payable related to the eight deferred payments and the quarterly dividend that was payable on April 15, 2018, which is included in Preferred stock dividend payable on the Consolidated Balance Sheet. As a result of the restrictions under the Multidraw Term Loan Agreement, the Company did not pay the dividend that was payable on July 15, 2017, which represented the sixth deferred dividend payment. As a result, the holders of the Series B Preferred Stock, voting as a single class, currently have the right to elect two additional directors to the Company's Board of Directors (the "Board") until all accumulated and unpaid dividends on the Series B Preferred Stock are paid in full. On April 12, 2018, the Company received written notice from a holder of the Series B Preferred Stock (the "Requesting Holder") exercising this right by requesting that the Board call a special meeting of the holders of the preferred stock for the purposes of electing the additional directors, as set forth in Section 4(ii) of the Certificate of Designations establishing the preferred stock, dated September 24, 2007. The Company intends to comply with the Certificate of Designations, which provides that the Board will provide notice of such meeting within 60 days of such request.
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

Note 4—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follow:

For the Three Months Ended March 31, 2018	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(2,212)	25,540	$(0.09)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(2,212)	25,540	$(0.09)

For the Three Months Ended March 31, 2017	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(4,918)	21,208	$(0.23)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(4,918)	21,208	$(0.23)

An aggregate of 2.0 million and 1.5 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 1.3 million shares were not included in the computation of diluted earnings per share for the three month periods ended March 31, 2018 and 2017, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for such periods.

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

On December 28, 2017, the Company issued approximately 2.2 million shares of common stock to extinguish approximately $4.8 million of outstanding principal amount of 2021 Notes.
The 2021 PIK Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The Company was permitted, at its option, for the first three interest payment dates of the 2021 PIK Notes, to instead pay interest at (i) the annual rate of 1% in cash plus (ii) the annual rate of 9% PIK (the "PIK Interest") payable by increasing the principal amount outstanding of the 2021 PIK Notes or by issuing additional 2021 PIK Notes in certificated form. The Company exercised this PIK option in connection with the interest payments due on February 15, 2017, August 15, 2017 and February 15, 2018. As of March 31, 2018, the Company was in compliance with all of the covenants under the 2021 PIK Notes.
The 2021 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. As of March 31, 2018, the Company was in compliance with all of the covenants under the 2021 Notes.
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to guidance provided by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 470-60 "Troubled Debt Restructurings by Debtors." The Company determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million is reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall is being amortized under the effective interest method over the term of the 2021 PIK Notes. At March 31, 2018, $0.5 million of the shortfall remained as part of the carrying value of the 2021 PIK Notes and the Company recognized $26,000 of amortization expense as an increase to interest expense during the three months ended March 31, 2018.
The Company previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange is now reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes is being amortized under the effective interest method over the term of the 2021 Notes. At March 31, 2018, $0.6 million of the excess remained as part of the carrying value of the 2021 Notes and the Company recognized $43,000 of amortization expense as a reduction to interest expense during the three months ended March 31, 2018.
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
On October 17, 2016, the Company entered into the Multidraw Term Loan Agreement (the "Multidraw Term Loan Agreement") with Franklin Custodian Funds - Franklin Income Fund ("Franklin"), as a lender, and Wells Fargo Bank, National Association, as administrative agent, replacing the prior credit agreement with JPMorgan Chase Bank, N.A. The Multidraw Term Loan Agreement provides a multi-advance term loan facility, with borrowing availability for three years, in a principal amount of up to $50 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the “Term Loans”) may be used to repay existing debt, to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. The Term Loans mature on October 17, 2020. As of March 31, 2018, the Company had $30.0 million of borrowings outstanding under the Term Loans and $20.0 million of available borrowings under the Multidraw Term Loan Agreement.

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
The Company and its subsidiaries are subject to a restrictive covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of the Company’s and its subsidiaries’ oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than 2.0 to 1.0 as measured on the last day of each calendar quarter (the "Coverage Ratio"). If the Coverage Ratio is less than 2.0 to 1.0 as of any quarterly measurement date, the Company may, at its option, prepay outstanding Term Loans or permanently reduce the then outstanding Term Loan Commitments (i.e. the available borrowings) under the Multidraw Term Loan Agreement, or a combination thereof, by a proportionate amount. The Coverage Ratio was greater than 2.0 to 1.0 as of March 31, 2018.
Sales of the Company’s and its subsidiaries’ oil and gas properties outside the ordinary course of business are limited under the terms of the Multidraw Term Loan Agreement. In addition, the Multidraw Term Loan Agreement prohibits the Company from declaring and paying dividends on its Series B Preferred Stock.
The Multidraw Term Loan Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of March 31, 2018, no default or event of default existed under the Multidraw Term Loan Agreement and the Company was in compliance with all covenants contained in the Multidraw Term Loan Agreement.
The 2021 Notes are reflected net of $0.2 million of related unamortized financing costs as of March 31, 2018 and December 31, 2017 and the Term Loans are reflected net of $1.9 million and $2.0 million of related unamortized financing costs as of March 31, 2018 and December 31, 2017, respectively.
The following table reconciles the face value of the 2021 Notes, 2021 PIK Notes and Term Loans to the carrying value included in the Company's Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	2021 Notes	2021 PIK Notes	Term Loans	2021 Notes	2021 PIK Notes	Term Loans
Face Value	$9,427	$275,046	$30,000	$9,427	$263,202	$30,000
Unamortized Deferred Financing Costs	(201)	—	(1,869)	(212)	—	(2,037)
Excess (Shortfall) Carrying Value	562	(483)	—	606	(508)	—
Accrued PIK Interest	—	—	—	—	8,883	—
Carrying Value	$9,788	$274,563	$28,131	$9,821	$271,577	$27,963

Note 6—Asset Retirement Obligation

The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Three Months Ended March 31,
	2018	2017
Asset retirement obligation, beginning of period	$31,310	$36,610
Liabilities incurred	7	13
Liabilities settled	(57)	(540)
Accretion expense	198	547
Revisions in estimates	(2)	(381)
Divestiture of oil and gas properties	(28,214)	—
Asset retirement obligation, end of period	3,242	36,249
Less: current portion of asset retirement obligation	(938)	(3,291)
Long-term asset retirement obligation	$2,304	$32,958

The divestiture of oil and gas properties during 2018 totaling $28.2 million relates to the sale of the Company's Gulf of Mexico assets. The liabilities incurred, revisions in estimated cash flows and divestitures represent non-cash investing activities for purposes of the statement of cash flows.

Note 7—Derivative Instruments

The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At March 31, 2018, the Company's derivative instrument was designated as an effective cash flow hedge.
Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $804,000 and ($321,000) for the three months ended March 31, 2018 and 2017, respectively. Oil and gas sales include reductions related to the settlement of oil hedges of $264,000 and $0 for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, the Company had entered into the following commodity derivative instrument:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Crude Oil:
2018	Swap	250 Bbl	$55.00
At March 31, 2018, the Company had recognized an accumulated other comprehensive loss of approximately $0.7 million related to the estimated fair value of its effective cash flow hedge. Based on estimated future commodity prices as of March 31, 2018, the Company would reclassify approximately $0.5 million, net of taxes, of accumulated other comprehensive loss into oil and gas sales during the next twelve months.

Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
March 31, 2018	Derivative liability	$(718)
December 31, 2017	Derivative asset	$1,174
December 31, 2017	Derivative liability	$(731)
Effect of Cash Flow Hedges on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017:

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain (Loss) Reclassified into Oil and Gas Sales
Commodity Derivatives at March 31, 2018	$(545)	Oil and gas sales	$540
Commodity Derivatives at March 31, 2017	$2,867	Oil and gas sales	$(321)

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at March 31, 2018 and December 31, 2017 were in the form of swaps based on NYMEX pricing for oil and natural gas. The fair value of these derivatives are derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s credit risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the fair value of the Company’s derivatives subject to fair value measurement on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
March 31, 2018	$—	$(718)	$—
December 31, 2017	$—	$443	$—

The fair value of the Company's cash and cash equivalents approximated book value at March 31, 2018 and December 31, 2017. The fair value of the Term Loans was determined using Level 2 inputs and approximated face value as of March 31, 2018 and December 31, 2017. The fair value of the 2021 Notes and 2021 PIK Notes was determined based upon market quotes provided by an independent broker, which represents a Level 2 input. The following table summarizes the fair value, carrying value and face value of the 2021 Notes and 2021 PIK Notes as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Fair Value	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value
2021 Notes	$7,580	$9,427	$9,788	$7,306	$9,427	$9,821
2021 PIK Notes	219,419	275,046	274,563	198,717	263,202	271,577
	$226,999	$284,473	$284,351	$206,023	$272,629	$281,398

Note 9—Income Taxes
The Company typically provides for income taxes at a statutory rate adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs recognized, the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $116.3 million and $115.9 million as of March 31, 2018 and December 31, 2017, respectively.
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, eliminates the corporate alternative minimum tax and changes how existing alternative minimum tax credits are realized, creates a new limitation on deductible interest expense and changes the rules related to uses and limitations of net operating loss carryforwards generated in tax years beginning after December 31, 2017. As of March 31, 2018, the Company has not completed its accounting for the tax effects of enactment of the Act. However, the Company made a reasonable estimate of the effects on its existing deferred tax balances and recognized a provisional amount of $64.9 million as of December 31, 2017 to remeasure deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is generally 21%. This amount was included as a component of income tax expense (benefit) from continuing operations and was fully offset by the related adjustment to the Company's valuation allowance. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Note 10 - Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended March 31, 2018 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2017	$278	$—	$278
Other comprehensive income before reclassifications:
Change in fair value of derivatives	(545)	—	(545)
Income tax effect	131	(131)	—
Net of tax	(414)	(131)	(545)
Amounts reclassified from accumulated other comprehensive loss:
Oil and gas sales	(540)	—	(540)
Income tax effect	130	(41)	89
Net of tax	(410)	(41)	(451)
Net other comprehensive income	(824)	(172)	(996)
Balance as of March 31, 2018	$(546)	$(172)	$(718)

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended March 31, 2017 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2016	$(2,983)	$(1,767)	$(4,750)
Other comprehensive income before reclassifications:
Change in fair value of derivatives	2,867	—	2,867
Income tax effect	(1,066)	1,066	—
Net of tax	1,801	1,066	2,867
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	321	—	321
Income tax effect	(120)	120	—
Net of tax	201	120	321
Net other comprehensive loss	2,002	1,186	3,188
Balance as of March 31, 2017	$(981)	$(581)	$(1,562)

Note 11 - Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The core principle of ASU 2014-09 is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods and or services. In August 2015, the FASB issued ASU 2015-14 deferring the effective date of ASU 2014-09 by one year to interim and annual periods beginning on or after December 31, 2017. Entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company adopted the new standard effective January 1, 2018 using the modified retrospective approach, which resulted in no cumulative effect adjustment upon adoption.
The Company’s sources of revenue are oil, natural gas and NGL production from its oil and gas properties. Oil and natural gas production is typically sold to purchasers through monthly contracts at negotiated sales prices based on published market indices. The sale takes place at the wellhead for oil production and at the wellhead or gas processing plant for natural gas. NGL production is sold once natural gas is processed and the related liquids are removed at the processing plant. The contracts for sale of NGL production are with the processing plant with prices based on what the processing plant is able to receive from third party purchasers.
Sales of oil, natural gas and NGL production are recognized when the product is delivered and title transfers to the purchaser and payment is generally received one to two months after the sale has occurred. The Company had $7.8 million of revenue receivable at March 31, 2018, comprised of $2.2 million of oil revenue, $4.3 million of natural gas revenue and $1.3 million of NGL revenue.
The following table includes a disaggregation of revenue by product (in thousands):

	Three Months Ended March 31,
	2018	2017
Oil production	$6,322	$6,871
Natural gas production	14,884	10,662
Natural gas liquids production	3,711	3,239
Total	$24,917	$20,772

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard is effective for public entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years, with earlier application permitted. Upon adoption the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.
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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with primary operations in Texas and Louisiana. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties with our acquisition of the Carthage Field in East Texas. From 2005 through 2015, we further implemented this strategy by focusing our efforts in the Woodford Shale play in Oklahoma. In response to lower commodity prices and to strengthen our balance sheet, we sold all of our Oklahoma assets in three transactions that closed in June 2015, April 2016 and October 2016. In December 2017, we acquired approximately 24,600 gross acres in central Louisiana targeting the Austin Chalk to attempt to increase our oil production and reserves. During January 2018, we sold all of our Gulf of Mexico assets to further reduce our liabilities and strengthen our liquidity position.
Our liquidity position has been negatively impacted by lower commodity prices. In response to the lower commodity prices, we executed the following actions aimed at preserving liquidity, reducing overall debt levels and extending debt maturities:

•	Completed the sale of our Oklahoma assets for $292.6 million;

•	Completed two debt exchanges to extend maturities on a significant portion of debt;

•	Reduced total debt 26% from $425 million at December 31, 2014 to $314.5 million at March 31, 2018;

•	Entered into a new $50 million Multidraw Term Loan Agreement maturing in 2020,

•
Sold our Gulf of Mexico assets resulting in the extinguishment of $28.2 million of discounted asset retirement obligations from our balance sheet and the expected refund of $11.5 million of cash collateral used to secure our offshore bonding (subject to our obligation to pay approximately $3.8 million to the purchaser of these assets);

In addition to extending the maturity on approximately $113 million of debt due in 2017 to 2021, our September 2016 debt exchange permitted us to reduce our cash interest expense on our 2021 PIK Notes (as defined below) from 10% in cash to 1% in cash and 9% in payment-in-kind for the first three semi-annual interest payments ending with the February 2018 interest payment, which provided us with approximately $31.6 million of cash interest savings.
As a result of our successful recompletion and drilling operations during 2017, we grew production and estimated proved reserves significantly during 2017 as compared to 2016. Our average daily production during the year ended December 31, 2017 increased 17% over average daily production during the year ended December 31, 2016 and our estimated proved reserves at December 31, 2017 grew 35% from 2016. However, our production has declined by 29% in the first quarter of 2018 when compared to the fourth quarter of 2017 due to the sale of our Gulf of Mexico properties in January 2018 and normal production declines. In addition, beginning with the August 15, 2018 interest payment, we will be required to pay the entire 10% interest payment in cash with respect to the 2021 PIK Notes. The return of higher cash interest costs will have a significant impact on our cash available for capital expenditures. As a result, we expect capital expenditures during 2018 to be greatly reduced from capital spending in 2017. The combined impact of reduced capital spending and the sale of our Gulf of Mexico production in January 2018 is expected to result in declining production, proved reserves and cash flow from operations during 2018, as compared to 2017. See - "Liquidity and Capital Resources."
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

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The core principle of ASU 2014-09 is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods and or services. In August 2015, the FASB issued ASU 2015-14 deferring the effective date of ASU 2014-09 by one year to interim and annual periods beginning on or after December 31, 2017. Entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company adopted the new standard effective January 1, 2018 using the modified retrospective approach, which resulted in no cumulative effect adjustment upon adoption. See Note 11 for additional disclosures.
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
Our hedge is specifically referenced to NYMEX prices for oil. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At March 31, 2018, our derivative instrument was designated as an effective cash flow hedge.
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

	Three Months Ended March 31,
	2018	2017
Production:
Oil (Bbls)	100,175	132,678
Gas (Mcf)	4,604,021	3,524,966
Ngl (Mcfe)	897,103	904,206
Total Production (Mcfe)	6,102,174	5,225,240
Sales:
Total oil sales	$6,321,857	$6,871,409
Total gas sales	14,884,113	10,662,342
Total ngl sales	3,711,475	3,238,546
Total oil, gas, and ngl sales	$24,917,445	$20,772,297
Average sales prices:
Oil (per Bbl)	$63.11	$51.79
Gas (per Mcf)	3.23	3.02
Ngl (per Mcfe)	4.14	3.58
Per Mcfe	4.08	3.98
The above sales and average sales prices include increases (decreases) to revenue related to the settlement of gas hedges of $804,000 and ($321,000) for the three months ended March 31, 2018 and 2017, respectively. The above sales and average sales prices include decreases to revenue related to the settlement of oil hedges of $264,000 and $0 for the three months ended March 31, 2018 and 2017, respectively. Please see Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for further details on our hedging program and our current hedging arrangements.
In January 2018, we completed the sale of our Gulf of Mexico assets. During the first quarter of 2017, these assets contributed the following to our oil and gas operations:

	Three months ended March 31, 2017	Percent of Total Company
Production:
Oil (Bbls)	80,473	61%
Gas (Mcf)	815,836	23%
Ngl (Mcfe)	95,046	11%
Total Production (Mcfe)	1,393,720	27%
Sales:
Total oil sales	$4,189,103	61%
Total gas sales	2,582,765	24%
Total ngl sales	297,564	9%
Total oil and gas sales	$7,069,432	34%
Net loss available to common stockholders totaled $2,212,000 and $4,918,000 for the three months ended March 31, 2018 and 2017, respectively. The primary fluctuations were as follows:
Production Total production increased 17% during the three month period ended March 31, 2018 as compared to the 2017 period, but was down 29% as compared to the fourth quarter of 2017. The increase in production as compared to the first quarter of 2017 was due primarily to the successful drilling of ten East Texas wells and the successful recompletion of our Thunder Bayou well in the first quarter of 2017. Partially offsetting the increase were decreases due to the sale of our Gulf of Mexico assets in January 2018 and normal production declines at our legacy Gulf Coast and East Texas fields. As a result of reduced capital spending and the sale of our Gulf of Mexico assets which contributed 25% of our total production in 2017, we expect our total production during the remainder of 2018 to decline as compared to 2017.

Gas production during the three month period ended March 31, 2018 increased 31% from the comparable period in 2017 but was down 28% as compared to the fourth quarter of 2017. The increase in gas production as compared to the first quarter of 2017 was primarily the result of our successful East Texas drilling program and the successful recompletion of our Thunder Bayou well. Partially offsetting the increase were decreases due to the sale of our Gulf of Mexico assets and normal production declines at our legacy Gulf Coast and East Texas fields. As a result of reduced capital spending and the sale of our Gulf of Mexico assets which contributed 24% of our gas production in 2017, we expect our 2018 average daily gas production to decline as compared to the average daily gas production realized during 2017.
Oil production during the three month period ended March 31, 2018 decreased 24% from the comparable 2017 period but was down 40% as compared to the fourth quarter of 2017. The decrease in oil production as compared to the first quarter of 2017 was due primarily to the divestiture of our Gulf of Mexico assets and the sale of our E. Lake Verret field during the second quarter of 2017. Partially offsetting the decrease was an increase as a result of the the successful recompletion of our Thunder Bayou wells and our successful East Texas drilling program. As a result of reduced capital spending and the sale of our Gulf of Mexico assets which contributed 51% of our oil production in 2017, we expect our 2018 average daily oil production to decline as compared to the average daily oil production realized during 2017.
Ngl production during the three month period ended March 31, 2018 decreased 1% from the comparable 2017 period primarily as a result of the sale of our Gulf of Mexico assets and normal production declines at our legacy Gulf Coast and East Texas fields. This decrease was partially offset by the successful recompletion of our Thunder Bayou well during the first quarter of 2017 and our successful drilling program in East Texas. We expect our 2018 average daily Ngl production to decline as compared to the average daily Ngl production realized during 2017.
Prices Including the effects of our hedges, average gas prices per Mcf for the three month period ended March 31, 2018 were $3.23 as compared to $3.02 for the 2017 period. Average oil prices per Bbl for the three months ended March 31, 2018 were $63.11 as compared to $51.79 for the 2017 period and average Ngl prices per Mcfe for the three month period ended March 31, 2018 were $4.14 as compared to $3.58 for the 2017 period. Stated on an Mcfe basis, unit prices received during the three months ended March 31, 2018 were 3% higher than the prices received during the comparable 2017 period.
Revenue Including the effects of hedges, oil and gas sales during the three months ended March 31, 2018 increased 20% to $24,917,000, as compared to oil and gas sales of $20,772,000 during the 2017 period. This increase was primarily the result of the production increases noted above as well as higher average realized prices for our production during 2018. However, oil and gas sales for the first quarter of 2018 were down 29% from the previous quarter due to the sale of our Gulf of Mexico assets.
Expenses Lease operating expenses for the three months ended March 31, 2018 totaled $7,040,000, or $1.15 per Mcfe, as compared to $7,076,000, or $1.35 per Mcfe, during the 2017 period. The decrease in per unit lease operating expenses for the three months ended March 31, 2018 is primarily a result of the divestiture of our Gulf of Mexico wells which had a higher per unit rate as compared to our remaining East Texas and South Louisiana wells. We expect lease operating expenses during the remainder of 2018 to decrease on an absolute value basis and a per unit basis as compared to 2017 as a result of the Gulf of Mexico sale.
Production taxes for the three months ended March 31, 2018 totaled $1,227,000, or $0.20 per Mcfe, as compared to $308,000, or $0.06 per Mcfe, during the 2017 period. The increase in production taxes was primarily due to the expiration of the two-year tax exemption on our Thunder Bayou well in June 2017. Additionally, as severance taxes for the majority of our properties that are subject to severance taxes are assessed on the value of oil and gas sales, the amount also increased as a result of the increase in revenue noted above.
General and administrative expenses during the three months ended March 31, 2018 totaled $3,300,000 as compared to $3,153,000 during the 2017 period. Share-based compensation costs totaled $184,000 during the three months ended March 31, 2018 as compared to $420,000 during the 2017 period. We capitalized $1,430,000 of general and administrative expenses during the three month period ended March 31, 2018 compared to $1,334,000 during the 2017 period.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three months ended March 31, 2018 totaled $6,454,000, or $1.06 per Mcfe, as compared to $6,014,000, or $1.15 per Mcfe, during the 2017 period. The decrease in the per unit DD&A rate for the three months ended March 31, 2018 is primarily the result of divestiture of our Gulf of Mexico assets in January 2018 and the sale of our East Texas saltwater assets during the fourth quarter of 2017. We expect our DD&A rate to approximate the first quarter rate during the remainder of 2018.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $7,481,000 during the three months ended March 31, 2018, as compared to $7,258,000 during the 2017 period. During the three month period ended March 31, 2018, our capitalized interest totaled $421,000 as compared to $305,000 during the 2017 period. The terms of our 2021 PIK Notes allowed us the option to pay interest on the 2021 PIK Notes at 1% in cash and 9% in payment in kind through the payment due on February 15, 2018. Starting with the interest payment due on August 15, 2018, we will be required to pay interest at 10% in cash only. Therefore, although our total interest expense for the year ended 2018 is expected to approximate interest expense during 2017, we expect our cash interest expense to be significantly higher during the remainder of 2018 as compared to 2017.
Income tax expense during the three month period ended March 31, 2018 was $106,000. We had no such income tax expense during the 2017 period. We typically provide for income taxes at a statutory federal income tax rate adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of ceiling test write-downs recognized in 2016 and prior years, we have incurred a three-year cumulative loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $116,316,000 as of March 31, 2018.
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. We have not yet completed our accounting for the tax effects of enactment of the Act. However, we have made a reasonable estimate of the effects on existing deferred tax balances and recognized a provisional amount of approximately $64.9 million as of December 31, 2017 to remeasure deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is generally 21%. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
Liquidity and Capital Resources
At March 31, 2018, we had a working capital deficit of approximately $8.6 million as compared to a working capital deficit of approximately $5.9 million as of December 31, 2017. We have historically financed our acquisition, exploration and development activities principally through cash flow from operations, borrowings from banks and other lenders, issuances of equity and debt securities, joint ventures and sales of assets. However, our liquidity position has been negatively impacted by lower commodity prices. In response to lower commodity prices we executed a number of transactions aimed at preserving liquidity, reducing overall debt levels and extending debt maturities. Through these transactions, which included two debt exchanges, we refinanced or repaid all debt that was scheduled to mature in 2017 and reduced the face value of our total debt 26% from $425 million at December 31, 2014 to $314.5 million at March 31, 2018. In addition our September 2016 debt exchange permitted us to reduce our cash interest expense on our 2021 PIK Notes from 10% in cash to 1% in cash and 9% in payment-in-kind for the first three semi-annual interest payments ending with the February 2018 interest payment, which provided us with approximately $31.6 million of total cash interest savings during 2017 and 2018.
However, beginning with the interest payment on August 15, 2018, we will be required to pay the entire 10% interest payment in cash with respect to the 2021 PIK Notes. As a result, we expect our cash interest expense will be significantly higher during 2018 as compared to 2017, which will limit our cash available for capital expenditures. Cash interest expense on our outstanding indebtedness of $314.5 million at March 31, 2018, is expected to total approximately $19.1 million for the remainder of 2018 (or approximately $31 million per year) as compared to $7.4 million in 2017. As a result of lower capital spending and the sale of our Gulf of Mexico assets, we expect production, proved reserves and cash flow from operations to decline in 2018 as compared to 2017. We are evaluating additional sources of liquidity to provide capital for our exploration and development activities and to service our indebtedness. These additional sources of liquidity include joint ventures, asset sales, credit facilities, as well as alternate financing arrangements, including additional debt exchanges or other capital raising transactions. We cannot assure you that such additional liquidity sources will be available on acceptable terms, if at all, and our attempts to obtain additional sources of liquidity may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could further impair our liquidity. See "Part II, Item 1A. Risk Factors" of this Form 10-Q for additional information.
Source of Capital: Operations
Net cash flow provided by operations decreased from $13.4 million during the three months ended March 31, 2017 to $5.1 million during the 2018 period. The decrease in operating cash flow during 2018 as compared to 2017 is primarily attributable to payments made to reduce our accounts payable to vendors and additional payments made to post collateral into a depositary account to support the bonds that cover our offshore decommissioning liabilities, which we expect will be refunded during 2018. Our operating cash flow during the remainder of 2018 is expected to be negatively impacted by higher cash interest expense related to our 2021 PIK Notes.

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
On January 31, 2018, we sold our Gulf of Mexico properties. Although we received no cash proceeds from the sale of these properties and are required to contribute approximately $3.8 million toward future abandonment costs, we will no longer have an obligation for $35.1 million of estimated undiscounted future abandonment costs related to the properties sold. Additionally, we expect to receive a refund of $11.5 million ($11.1 million at March 31, 2018) related to a depositary account that served to collateralize a portion of our offshore bonds related to these properties (subject to our obligation to pay approximately $3.8 million to the purchaser of these properties). See "Item 1A Risk Factors - Our ability to receive a refund of our cash deposits posted as collateral to support certain bonds that satisfy our offshore decommissioning obligations with respect to our recently sold Gulf of Mexico assets is dependent on the successful assumption of operatorship and the posting of bonds or other acceptable assurances with respect to these assets by the purchaser of the assets".
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
On March 31, 2017, we redeemed our remaining outstanding 2017 Notes at a redemption price of $22.8 million. The redemption was funded by cash on hand and $20 million borrowed under the Multidraw Term Loan Agreement described below. On December 28, 2017, we issued approximately 2.2 million shares of common stock to extinguish $4.8 million of outstanding principal amount of 2021 Notes.
The 2021 PIK Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. We were permitted, at our option, for the first three interest payment dates of the 2021 PIK Notes ending with the February 2018 interest payment, to instead pay interest at (i) the annual rate of 1% per annum in cash plus (ii) the annual rate of 9% PIK (the "PIK Interest") payable by increasing the principal amount outstanding of the 2021 PIK Notes or by issuing additional 2021 PIK Notes in certificated form. We exercised this PIK option in connection with the interest payments due on February 15, 2017, August 15, 2017 and February 15, 2018. As of the date hereof, we are in compliance with all of the covenants under the 2021 PIK Notes.
The 2021 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. As of the date hereof, we are in compliance with all of the covenants under the 2021 Notes.
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to guidance provided by ASC 470-60 "Troubled Debt Restructurings by Debtors." We determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million is reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall is being amortized under the effective interest method as an addition to interest expense over the term of the 2021 PIK Notes. At March 31, 2018, $0.5 million of the shortfall remained as part of the carrying value of the 2021 PIK Notes and we recognized $26,000 of amortization expense as an increase to interest expense during the three months ended March 31, 2018.
We previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange is now reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes is being amortized under the effective interest method over the term of the 2021 Notes. At March 31, 2018, $0.6 million of the excess remained as part of the carrying value of the 2021 Notes and the Company recognized $43,000 of amortization expense as a reduction to interest expense during the three months ended March 31, 2018.
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
On October 17, 2016, we entered into the Multidraw Term Loan Agreement (the “Multidraw Term Loan Agreement”) with Franklin Custodian Funds - Franklin Income Fund ("Franklin"), as a lender, and Wells Fargo Bank, National Association, as administrative agent, replacing the prior credit agreement with JPMorgan Chase Bank, N.A. The Multidraw Term Loan Agreement provides a multi-advance term loan facility, with borrowing availability for three years, in a principal amount of up to $50 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the “Term Loans”) may be used to repay existing debt, including the 2017 Notes, to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. The Term Loans mature on October 17, 2020. As of the date hereof, we had $30 million of borrowings outstanding under the Term Loans and $20.0 million of available borrowings under the Multidraw Term Loan Agreement.
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
We are subject to a restrictive covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of our oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than 2.0 to 1.0 as measured on the last day of each calendar quarter (the "Coverage Ratio"). If the Coverage Ratio is less than 2.0 to 1.0 as of any quarterly measurement date, we may, at our option, prepay outstanding Term Loans or permanently reduce the then outstanding Term Loan Commitments (i.e. the available borrowings) under the Multidraw Term Loan Agreement, or a combination thereof, by a proportionate amount. The Coverage Ratio was greater than 2.0 to 1.0 as of March 31, 2018.
Sales of our oil and gas properties outside the ordinary course of business are limited under the terms of the Multidraw Term Loan Agreement. In addition, the Multidraw Term Loan Agreement prohibits us from declaring and paying dividends on the Series B Preferred Stock.

The Multidraw Term Loan Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. As of the date hereof, no default or event of default exists under the Multidraw Term Loan Agreement and we were in compliance with all covenants contained in the Multidraw Term Loan Agreement.
The following table reconciles the face value of the 2021 Notes, 2021 PIK Notes and Term Loans to the carrying value included in our Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	2021 Notes	2021 PIK Notes	Term Loans	2021 Notes	2021 PIK Notes	Term Loans
Face Value	$9,427	$275,046	$30,000	$9,427	$263,202	$30,000
Unamortized Deferred Financing Costs	(201)	—	(1,869)	(212)	—	(2,037)
Excess (Shortfall) Carrying Value	562	(483)	—	606	(508)	—
Accrued PIK Interest	—	—	—	—	8,883	—
Carrying Value	$9,788	$274,563	$28,131	$9,821	$271,577	$27,963

Use of Capital: Exploration and Development
Our 2018 capital budget is expected to be substantially reduced as compared to 2017 as a result of the expected increase in our cash interest expense during 2018. During the first quarter of 2018 we incurred $4.5 million in capital expenditures primarily related to the last two completions in our East Texas drilling program and various plugging and abandonment projects. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. We plan to fund our capital expenditures with cash flow from operations and cash on hand. To the extent additional capital is required, we may utilize our Multidraw Term Loan Agreement, sales of equity or debt securities, evaluate the sale of additional assets, enter into joint venture arrangements or we may reduce our capital expenditures to manage our liquidity position.
Use of Capital: Acquisitions
In December 2017, we entered into an oil focused play in central Louisiana targeting the Austin Chalk formation through the execution of agreements to acquire interest in approximately 24,600 gross acres for a purchase price of approximately $9.3 million and the issuance of 2.0 million shares of common stock. We plan to drill our initial horizontal test well during the third quarter of 2018 utilizing data from existing vertical and unfracked horizontal wells that have been drilled in the area.
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
Among those risks, trends and uncertainties are: the volatility of oil and natural gas prices; our indebtedness and the significant amount of cash required to service our indebtedness; our estimate of the sufficiency of our existing capital sources, including availability under the Multidraw Term Loan Agreement; our ability to raise additional capital to fund cash requirements for future operations and to service our indebtedness; our ability to fund and execute our Cotton Valley and Austin Chalk development programs as planned; our ability to increase recoveries in the Austin Chalk formation and to increase our overall oil production as planned; our estimates with respect to fracked Austin Chalk wells in Louisiana, including production EURs and costs; our estimates with respect to production, reserve replacement ratio and finding and development costs; our receipt of a cash refund with respect to our offshore bonds and the timing and amount of the same; our responsibility for offshore decommissioning liabilities for offshore interests we no longer own; our ability to hedge future production to reduce our exposure to price volatility in the current commodity pricing market; our ability to find, develop and produce oil and natural gas reserves that are economically recoverable and to replace reserves and sustain and/or increase production; ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices; limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by the Multidraw Term Loan Agreement and restrictive debt covenants; approximately 46% of our production being exposed to the additional risk of severe weather, including hurricanes, tropical storms and flooding, and natural disasters; losses and liabilities from uninsured or underinsured drilling and operating activities; changes in laws and governmental regulations as they relate to our operations; the operating hazards attendant to the oil and gas business; the volatility of our stock price; and the limited trading market for our common stock.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We experience market risks primarily with respect to commodity prices. Because our properties are located within the United States, we do not believe that our business operations are exposed to significant foreign currency exchange risks.
Commodity Price Risk
Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of 2018, a 10% decline in the estimated average prices we expect to receive for our crude oil, natural gas and natural gas liquids production would result in an approximate $3.9 million decline in our revenues for 2018.
We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of our production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the three months ended March 31, 2018, we received $0.5 million from the counterparties to our derivative instruments in connection with hedge settlements.
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
Our Multidraw Term Loan Agreement requires that the counterparties to our hedge contracts be rated A-/A3 or higher by S&P or Moody's. Currently, the counterparty to our existing hedge contract is Koch Supply and Trading LP.

As of March 31, 2018, we had entered into the following commodity derivative instrument:

Production Period	Instrument Type	Daily Volumes	Weighted Average Price
Crude Oil:
2018	Swap	250 Bbl	$55.00
We have approximately 69,000 Bbls of oil volumes, at an average price of $55.00 per Bbl hedged for 2018. For further discussion of our commodity derivative instruments, please see Item 1, Note 8 "Derivative Instruments" in this Form 10-Q.
Interest Rate Risk
As of March 31, 2018, we had no debt subject to variable interest rates.

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
There have been no significant changes with respect to the legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A. RISK FACTORS

We are subject to certain risks. For a discussion of these risks, see "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
Our outstanding indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.
The aggregate principal amount of our outstanding indebtedness, net of cash on hand, as of March 31, 2018 was $298.3 million. We currently have $20 million of additional availability under the Multidraw Term Loan Agreement, subject to compliance with the covenants contained therein. We may also incur additional indebtedness in the future. Our high level of debt could have important consequences for you, including the following:

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

•
we will need to use a substantial portion of our cash flows to pay interest on our debt, approximately $19.1 million in the remainder of 2018 for interest on our 2021 Notes, 2021 PIK Notes and amounts borrowed under our Multidraw Term Loan Agreement alone and to pay quarterly dividends (which we suspended beginning with the dividend payment due in April 2016), if permissible under the terms of our debt agreements and declared by our Board of Directors, on our Series B Preferred Stock of approximately $5.1 million per year, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

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
To service or refinance our indebtedness and to fund planned capital expenditures, we will require a significant amount of cash. Our ability to generate cash will be limited by our cash interest expense, which is expected to be significantly higher in 2018 than in 2017, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.
Our ability to make payments on and to refinance our indebtedness, including our 2021 Notes, 2021 PIK Notes and amounts borrowed under the Multidraw Term Loan Agreement, and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions and other factors that are beyond our control, including the prices that we receive for our oil and natural gas production. In particular, our ability to fund planned capital expenditures and generate cash flow from operations will be limited by our cash interest expense, which is expected to be significantly higher in 2018 as compared to 2017 as a result of the expiration of the PIK option related to our 2021 PIK Notes. Cash interest expense on our outstanding indebtedness of $314.5 million at March 31, 2018, is expected to total approximately $19.1 million for the remainder of 2018 (or approximately $31 million per year), as compared to $7.4 million in 2017. As a result of higher cash interest expense and the impact of the sale of our Gulf of Mexico properties in January 2018, we expect production, proved reserves and cash flow from operations to decline in 2018 as compared to 2017.
Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Multidraw Term Loan Agreement in an amount sufficient to enable us to pay principal and interest on our indebtedness, including our 2021 Notes and 2021 PIK Notes, or to fund our other liquidity needs. We are evaluating additional sources of liquidity to service our indebtedness and to provide capital to fund our planned capital expenditures. These additional sources of liquidity include joint ventures, asset sales, credit facilities, as well as alternate financing arrangements, including additional debt exchanges or other capital raising transactions. We cannot assure you that such additional liquidity sources will be available on acceptable terms, if at all, and our attempts to obtain additional sources of liquidity may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could further impair our liquidity.
Our hedging program may limit potential gains from increases in commodity prices or may result in losses or may be inadequate to protect us against continuing and prolonged declines in commodity prices.
We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flows. Our hedge at March 31, 2018 and as of the date of this report is in the form of a swap placed with Koch Supply and Trading LP. We cannot assure you that this or future counterparties will not become credit risks in the future. Hedging arrangements expose us to risks in some circumstances, including situations when the counterparty to the hedging contract defaults on the contractual obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. This hedging arrangement may also limit the benefit we could receive from increases in the market or spot prices for oil and natural gas. For the three months ended March 31, 2018, our total oil and gas sales included additions related to the settlement of oil and gas hedges of $0.5 million, which in total represented approximately 2% of our total oil and gas sales for the period. We cannot assure you that the hedging transactions we have entered into, or will enter into, will adequately protect us from fluctuations in oil and natural gas prices. In addition, as of the date of this report, we had approximately 69,000 barrels of oil volumes hedged for the remainder of 2018. This hedge may be inadequate to protect us from continuing and prolonged declines in oil and natural gas prices. To the extent that oil and natural gas prices remain at current levels or decline further, we will not be able to hedge future production at the same pricing level as our current hedges and our results of operations and financial condition would be negatively impacted.
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
Because we were not exempt from the BOEM's supplemental bonding requirements, we engaged surety companies to post the requisite bonds. Pursuant to the terms of our agreements with these surety companies, we have provided cash deposits totaling $11.5 million ($11.1 million at March 31, 2018) as collateral to support certain of the bonds that are issued on our behalf with respect to the Gulf of Mexico assets that we sold in January 2018. We expect to receive a refund of these cash deposits (subject to our obligation to pay approximately $3.8 million to the purchaser of these assets) following the successful assumption of operatorship and the posting of bonds or other acceptable assurances with respect to these assets by the purchaser of the assets. While the purchaser of the assets has agreed to assume the operatorship of, and to post bonds or other acceptable assurances with respect to, the assets, this may not occur and we may not receive a refund of these cash deposits.
Our shares of common stock are quoted on the OTCQX and have a limited trading market.
On May 7, 2018, our shares of common stock commenced being quoted on the OTCQX market. The OTCQX is not an exchange and the quotation of our shares of common stock on the OTCQX does not assure that a liquid trading market exists or will develop. Securities traded on the OTCQX marketplace generally have limited trading volume and exhibit a wider spread between the bid/ask quotations compared to securities traded on national securities exchanges such as the NYSE, on which our shares of common stock were previously listed. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of our shares of common stock. This significantly limits the liquidity of the common stock and may adversely affect the market price of our common stock. Moreover, a significant number of institutional investors have investment policies tha

t prohibit them from trading in securities on the OTCQX market. In addition, since our shares of common stock are quoted on the OTCQX, our shares of common stock are not "covered securities" for purposes of the Securities Act and our stockholders may face significant restrictions on the resale of our shares of common stock due to a state's own securities laws, often called "blue sky" laws. Not being listed on a national securities exchange and a limited trading market may also impair our ability to raise additional financing through public or private sales of equity securities and could also have other negative results, including the loss of institutional investor interest and fewer business development opportunities.
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
In connection with an amendment to our prior bank credit facility (which was replaced by the Multidraw Term Loan Agreement in October 2016) restricting us from declaring or paying dividends on our Series B preferred stock, we suspended the cash dividend on our Series B preferred stock beginning with the dividend payment due on April 15, 2016. The terms of the Multidraw Term Loan Agreement also restrict us from declaring and paying cash dividends on our Series B preferred stock. Under the terms of the Series B preferred stock, any unpaid dividends will accumulate. As of March 31, 2018, the Company has deferred eight dividend payments and has accrued an $11.6 million payable related to the eight deferred payments and the quarterly dividend that was payable on April 15, 2018, which is included in Preferred stock dividend payable on the Consolidated Balance Sheet. As a result of the restrictions in the Multidraw Term Loan Agreement and our failure to pay six quarterly dividends on the Series B preferred stock as of the date hereof, holders of the Series B preferred stock, voting as a single class, currently have the right to elect two additional directors to our board of directors until all accumulated and unpaid dividends on the Series B preferred stock are paid in full. On April 12, 2018, we received written notice from a holder of the Series B preferred stock exercising this right by requesting that our board call a special meeting of the holders of the Series B preferred stock for the purposes of electing the additional directors as set forth in the certificate of designations establishing the Series B preferred stock. We intend to comply with the certificate of designations, which provides that the Board will provide notice of such meeting within 60 days of such request.
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

There were no repurchases of our common stock during the quarter ended March 31, 2018.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company's Board of Directors did not declare a dividend on the Company's 6.875% Series B Cumulative Convertible Perpetual Preferred Stock for the quarterly periods starting with April 15, 2016. As of the date of this report, the Company had dividends in arrears of approximately $11.6 million.

Item 4. MINE SAFETY DISCLOSURES
NONE.

Item 5. OTHER INFORMATION
NONE.

Item 6. EXHIBITS

#Exhibit 10.1, Purchase and Sale Agreement executed as of January 31, 2018, between PetroQuest Energy LLC and Northstar Offshore Venture LLC.

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

Exhibit 101.CAL, XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF, XBRL Taxonomy Definitions Linkbase Document

Exhibit 101.LAB, XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE, XBRL Taxonomy Extension Presentation Linkbase Document

# Confidential treatment has been requested for portions of this exhibit. Omissions are designated with brackets containing asterisks. As part of the Company's confidential treatment request, a complete version of this exhibit has been filed separately with the SEC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROQUEST ENERGY, INC.

Date:	May 8, 2018	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)