Form 10-Q
period 2018-06-30
PETROQUEST ENERGY INC
filed 2018-08-07
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2018 there were 25,587,441 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	June 30, 2018	December 31, 2017
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,792	$15,655
Revenue receivable	7,860	15,340
Joint interest billing receivable	2,277	6,597
Other receivable	4,822	7,750
Derivative asset	—	1,174
Deposit for surety bonds	12,300	8,300
Other current assets	1,813	2,125
Total current assets	34,864	56,941
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,352,355	1,369,861
Unevaluated oil and gas properties	17,997	21,854
Accumulated depreciation, depletion and amortization	(1,291,462)	(1,285,660)
Oil and gas properties, net	78,890	106,055
Other property and equipment	9,253	9,353
Accumulated depreciation of other property and equipment	(8,947)	(8,843)
Total property and equipment	79,196	106,565
Other assets	792	792
Total assets	$114,852	$164,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$6,581	$32,148
Advances from co-owners	613	1,730
Oil and gas revenue payable	9,778	19,344
Accrued interest	11,057	1,724
Asset retirement obligation	877	687
Derivative liability	—	731
Other accrued liabilities	9,865	6,476
Total current liabilities	38,771	62,840
Multi-draw Term Loan	30,808	27,963
10% Senior Secured Notes due 2021	9,744	9,821
10% Senior Secured PIK Notes due 2021	274,591	271,577
Asset retirement obligation	2,301	30,623
Preferred stock dividend payable	12,848	10,278
Other long-term liabilities	36	131
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 25,587 and 25,521 shares, respectively	26	26
Paid-in capital	313,893	313,244
Accumulated other comprehensive income (loss)	(802)	278
Accumulated deficit	(567,365)	(562,484)
Total stockholders’ equity	(254,247)	(248,935)
Total liabilities and stockholders’ equity	$114,852	$164,298

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Oil and gas sales	$21,561	$24,251	$46,478	$45,023
Expenses:
Lease operating expenses	4,972	7,113	12,012	14,189
Production taxes	334	570	1,561	878
Depreciation, depletion and amortization	6,023	6,841	12,528	12,958
General and administrative	4,004	4,314	7,304	7,467
Accretion of asset retirement obligation	42	553	240	1,100
Interest expense	7,636	7,147	15,117	14,405
	23,011	26,538	48,762	50,997
Other income:
Other income (expense)	178	(2)	191	52
Derivative expense	(54)	—	(54)	—
	124	(2)	137	52

Loss from operations	(1,326)	(2,289)	(2,147)	(5,922)
Income tax expense (benefit)	—	(189)	106	(189)
Net loss	(1,326)	(2,100)	(2,253)	(5,733)
Preferred stock dividend	1,285	1,285	2,570	2,570
Loss available to common stockholders	$(2,611)	$(3,385)	$(4,823)	$(8,303)
Loss per common share:
Basic
Net loss per share	$(0.10)	$(0.16)	$(0.19)	$(0.39)
Diluted
Net loss per share	$(0.10)	$(0.16)	$(0.19)	$(0.39)
Weighted average number of common shares:
Basic	25,568	21,215	25,554	21,212
Diluted	25,568	21,215	25,554	21,212
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(1,326)	$(2,100)	$(2,253)	$(5,733)
Change in fair value of derivative instruments, accounted for as hedges, net of income tax expense (benefit) of $172, $189, ($106) and $189, respectively	(84)	1,882	(1,080)	5,070
Comprehensive loss	$(1,410)	$(218)	$(3,333)	$(663)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,253)	$(5,733)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred tax expense (benefit)	106	(189)
Depreciation, depletion and amortization	12,528	12,958
Accretion of asset retirement obligation	240	1,100
Share-based compensation expense	593	825
Amortization costs and other	402	450
Non-cash interest expense on PIK Notes	2,961	11,179
Payments to settle asset retirement obligations	(75)	(1,357)
Changes in working capital accounts:
Revenue receivable	7,480	689
Joint interest billing receivable	4,078	2,239
Accounts payable and accrued liabilities	(24,104)	(8,368)
Advances from co-owners	(1,117)	2,215
Deposit for surety bonds	(4,000)	—
Other	242	(2,314)
Net cash (used in) provided by operating activities	(2,919)	13,694
Cash flows used in investing activities:
Investment in oil and gas properties	(9,785)	(21,661)
Investment in other property and equipment	(136)	(37)
Sale of oil and gas properties	(2,428)	2,207
Sale of unevaluated oil and gas properties	2,928	—
Net cash used in investing activities	(9,421)	(19,491)
Cash flows provided by (used in) financing activities:
Net proceeds from share based compensation	43	32
Deferred financing costs	(55)	(125)
Redemption of 2017 Notes	—	(22,650)
Costs incurred to redeem 2021 Notes	(11)	—
Proceeds from borrowings	2,500	20,000
Net cash provided by (used in) financing activities	2,477	(2,743)
Net decrease in cash and cash equivalents	(9,863)	(8,540)
Cash and cash equivalents, beginning of period	15,655	28,312
Cash and cash equivalents, end of period	$5,792	$19,772
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,304	$3,743
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
The consolidated financial information for the three and six month periods ended June 30, 2018 and 2017, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2018 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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

NOTE 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
The Company's overall liquidity position and cash available for capital expenditures continue to be negatively impacted by continued weak natural gas prices, declining production and increasing cash interest expense on its outstanding indebtedness. Due to the sale of the Company's Gulf of Mexico properties in January 2018 and normal production declines, production has declined by 35% in the second quarter of 2018 when compared to the fourth quarter of 2017 and cash flow from operations for the six months ended June 30, 2018 was a negative $2.9 million. At June 30, 2018, the Company had approximately $5.8 million of cash and approximately $317.0 million aggregate principal amount of outstanding indebtedness, and had deferred nine dividend payments with respect to the Company's Series B Preferred Stock and accrued a $12.8 million payable related to the nine deferred payments and the quarterly dividend that was payable on July 15, 2018. In addition, beginning with the August 15, 2018 interest payment on the Company's 2021 PIK Notes (as defined below), the Company will be required to pay interest on its 2021 PIK Notes at 10% in cash (instead of 1% in cash and 9% in payment in kind). The cash interest payment due on August 15, 2018 under the Company's 2021 PIK Notes and 2021 Notes (as defined below) will total approximately $14.2 million. In addition, available borrowings under the Multidraw Term Loan Agreement (as defined below) are subject to reductions on a calendar quarter basis based on the Coverage Ratio (as defined below) and the Company's ability to utilize such available borrowings is subject to the Company's ability to comply with certain covenants included in the agreement.
As a result of the forgoing, the Company is analyzing and evaluating various alternatives with respect to its capital structure, including the significant amount of indebtedness, liquidity and upcoming cash interest payment on the Company's 2021 PIK Notes and 2021 Notes. To assist its Board of Directors and management team in analyzing and evaluating these alternatives, the Company has retained Seaport Global Securities as its financial advisor and Porter Hedges LLP as its legal advisor. These alternatives include private debt exchanges, asset sales, draws under the Multidraw Term Loan Agreement, alternative financing arrangements to replace the Multidraw Term Loan Agreement and filing for protection under Chapter 11 of the U.S. bankruptcy code. The Company does not intend to disclose or comment on developments related to its review unless and until the Board has approved a specific alternative or transaction or otherwise determined that further disclosure is appropriate. The Company cannot provide any assurance that any of the alternatives being evaluated will provide additional liquidity or enable the Company to refinance its outstanding indebtedness. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Note 3—Acquisitions and Divestitures
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
On January 31, 2018, the Company sold its Gulf of Mexico properties. The Company received no consideration from the sale of these properties and is required to contribute approximately $3.8 million towards the future abandonment costs for the properties, which is included in other accrued liabilities on the Company's Consolidated Balance Sheet as of June 30, 2018. Additionally, based on final purchase price adjustments of $2.8 million, the Company paid $2.4 million and has a payable of $0.4 million as of June 30, 2018 in connection with the sale. As a result of the sale, the Company extinguished approximately $28.2 million of its discounted asset retirement obligations. In connection with the sale, the Company expects to receive a cash refund of $12.7 million ($12.3 million at June 30, 2018) related to a depositary account that serves to collateralize a portion of the Company's offshore bonds related to these properties (subject to the Company's obligation to pay approximately $3.8 million to the purchaser of these properties), which is included in deposits for surety bonds on the Company's Consolidated Balance Sheet as of June 30, 2018. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties.
Acquisitions:
In December 2017, the Company entered into an oil focused play in central Louisiana targeting the Austin Chalk formation through the execution of agreements to acquire interests in approximately 24,600 gross acres. The Company has invested approximately $10.7 million as of June 30, 2018 in acquisition, engineering and geological costs and issued 2.0 million shares of common stock with respect to these interests.
Note 4—Equity
Common Stock
During December 2017, the Company issued 2.0 million shares of common stock in connection with the acquisition of Austin Chalk acreage (see Note 3). Additionally, during December 2017, the Company issued approximately 2.2 million shares of common stock related to the extinguishment of a portion of the outstanding 2021 Notes (see Note 6).
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

In connection with an amendment to the Company's prior bank credit facility (which was terminated and replaced by the Multidraw Term Loan Agreement with Franklin Custodian Funds in October 2016) prohibiting the Company from declaring or paying dividends on the Series B Preferred Stock, the Company suspended the quarterly cash dividend on its Series B Preferred Stock beginning with the dividend payment due on April 15, 2016. The Multidraw Term Loan Agreement also prohibits the Company from declaring and paying cash dividends on the Series B Preferred Stock. Under the terms of the Series B Preferred Stock, any unpaid dividends will accumulate. As of June 30, 2018, the Company has deferred nine dividend payments and has accrued a $12.8 million payable related to the nine deferred payments and the quarterly dividend that was payable on July 15, 2018, which is included in preferred stock dividend payable on the Consolidated Balance Sheet. As a result of the restrictions under the Multidraw Term Loan Agreement, the Company did not pay the dividend that was payable on July 15, 2017, which represented the sixth deferred dividend payment. As a result, the holders of the Series B Preferred Stock, voting as a single class, currently have the right to elect two additional directors to the Company's Board of Directors (the "Board") until all accumulated and unpaid dividends on the Series B Preferred Stock are paid in full. On April 12, 2018 and on June 18, 2018, the Company received written notices from separate holders of the Series B Preferred Stock exercising this right by requesting that the Board call a special meeting of the holders of the preferred stock for the purposes of electing the additional directors, as set forth in Section 4(ii) of the Certificate of Designations establishing the preferred stock, dated September 24, 2007. These requests were subsequently withdrawn. The Board continues to evaluate various options with respect to the Series B Preferred Stock, including the unpaid dividends, in connection with the Company's review of alternatives related to its capital structure as discussed in Note 2. While the Board is committed to continuing to evaluate such options, the Company cannot provide any assurance that any transaction will be completed or that any dividends will ultimately be paid.
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

Note 5—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follow:

For the Three Months Ended June 30, 2018	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(2,611)	25,568	$(0.10)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(2,611)	25,568	$(0.10)

For the Six Months Ended June 30, 2018	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(4,823)	25,554	$(0.19)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(4,823)	25,554	$(0.19)

For the Three Months Ended June 30, 2017	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(3,385)	21,215	$(0.16)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(3,385)	21,215	$(0.16)

For the Six Months Ended June 30, 2017	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(8,303)	21,212	$(0.39)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(8,303)	21,212	$(0.39)

An aggregate of 2.0 million and 1.4 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 1.3 million shares were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2018 and 2017, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for such periods.

Note 6—Long-Term Debt
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
The 2021 PIK Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The Company was permitted, at its option, for the first three interest payment dates of the 2021 PIK Notes, to instead pay interest at (i) the annual rate of 1% in cash plus (ii) the annual rate of 9% PIK (the "PIK Interest") payable by increasing the principal amount outstanding of the 2021 PIK Notes or by issuing additional 2021 PIK Notes in certificated form. The Company exercised this PIK option in connection with the interest payments due on February 15, 2017, August 15, 2017 and February 15, 2018. As of June 30, 2018, the Company was in compliance with all of the covenants under the 2021 PIK Notes.
The 2021 Notes bear interest at a rate of 10% per annum on the principal amount and interest is payable semi-annually in arrears on February 15 and August 15 of each year. As of June 30, 2018, the Company was in compliance with all of the covenants under the 2021 Notes.
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to guidance provided by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 470-60 "Troubled Debt Restructurings by Debtors." The Company determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million is reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall is being amortized under the effective interest method over the term of the 2021 PIK Notes. At June 30, 2018, $0.5 million of the shortfall remained as part of the carrying value of the 2021 PIK Notes and the Company recognized $53,000 of amortization expense as an increase to interest expense during the six months ended June 30, 2018.
The Company previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange is now reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes is being amortized under the effective interest method over the term of the 2021 Notes. At June 30, 2018, $0.5 million of the excess remained as part of the carrying value of the 2021 Notes and the Company recognized $87,000 of amortization expense as a reduction to interest expense during the six months ended June 30, 2018.
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
On October 17, 2016, the Company entered into the Multidraw Term Loan Agreement (the "Multidraw Term Loan Agreement") with Franklin Custodian Funds - Franklin Income Fund ("Franklin"), as a lender, and Wells Fargo Bank, National Association, as administrative agent, replacing the prior credit agreement with JPMorgan Chase Bank, N.A. The Multidraw Term Loan Agreement provided a multi-advance term loan facility, with borrowing availability for three years, in a principal amount of up to $50 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the “Term Loans”) may be used to repay existing debt, to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. The Term Loans mature on October 17, 2020. As of June 30, 2018, the Company had $32.5 million of borrowings outstanding under the Term Loans and $13.5 million of available borrowings under the Multidraw Term Loan Agreement based on the reduced Term Loan Commitments discussed below. However, the amount of available borrowings is subject to further reductions on a calendar quarter basis as a result of the Coverage Ratio discussed below and the Company's ability to utilize such available borrowings is subject to the Company's ability to comply with certain covenants included in the agreement.
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
The Company and its subsidiaries are subject to a restrictive covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of the Company’s and its subsidiaries’ oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than 2.0 to 1.0 as measured on the last day of each calendar quarter (the "Coverage Ratio"). If the Coverage Ratio is less than 2.0 to 1.0 as of any quarterly measurement date, the Company may, at its option, prepay outstanding Term Loans or permanently reduce the then outstanding Term Loan Commitments (i.e. the available borrowings) under the Multidraw Term Loan Agreement, or a combination thereof, by a proportionate amount. As of June 30, 2018, the Coverage Ratio was less than 2.0 to 1.0 and as a result, the Company elected to permanently reduce the then outstanding Term Loan Commitments to $46 million such that after giving effect to such reduction the Coverage Ratio was satisfied. As a result, the Company was deemed to have satisfied the Coverage Ratio as of June 30, 2018, and the applicable default or event of default was deemed waived and not to have occurred for all purposes under the Multidraw Term Loan Agreement.
Sales of the Company’s and its subsidiaries’ oil and gas properties outside the ordinary course of business are limited under the terms of the Multidraw Term Loan Agreement. In addition, the Multidraw Term Loan Agreement prohibits the Company from declaring and paying dividends on its Series B Preferred Stock.
The Multidraw Term Loan Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. On June 21, 2018, the Company entered into a waiver and consent with respect to the Multidraw Term Loan Agreement and borrowed an additional $2.5 million thereunder, subject to certain payment conditions with respect to specified past due obligations. In connection therewith, any related defaults or events of default with respect to such obligations and certain conditions to such borrowing relating to the financial condition of the Company were waived. As of June 30, 2018, no default or event of default existed under the Multidraw Term Loan Agreement and the Company was in compliance with all covenants contained in the Multidraw Term Loan Agreement.
The 2021 Notes are reflected net of $0.2 million of related unamortized financing costs as of June 30, 2018 and December 31, 2017 and the Term Loans are reflected net of $1.7 million and $2.0 million of related unamortized financing costs as of June 30, 2018 and December 31, 2017, respectively.
The following table reconciles the face value of the 2021 Notes, 2021 PIK Notes and Term Loans to the carrying value included in the Company's Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	2021 Notes	2021 PIK Notes	Term Loans	2021 Notes	2021 PIK Notes	Term Loans
Face Value	$9,427	$275,046	$32,500	$9,427	$263,202	$30,000
Unamortized Deferred Financing Costs	(201)	—	(1,692)	(212)	—	(2,037)
Excess (Shortfall) Carrying Value	518	(455)	—	606	(508)	—
Accrued PIK Interest	—	—	—	—	8,883	—
Carrying Value	$9,744	$274,591	$30,808	$9,821	$271,577	$27,963

Note 7—Asset Retirement Obligation

The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Six Months Ended June 30,
	2018	2017
Asset retirement obligation, beginning of period	$31,310	$36,610
Liabilities incurred	7	574
Liabilities settled	(98)	(1,357)
Accretion expense	240	1,100
Revisions in estimates	(67)	(161)
Divestiture of oil and gas properties	(28,214)	(248)
Asset retirement obligation, end of period	3,178	36,518
Less: current portion of asset retirement obligation	(877)	(2,759)
Long-term asset retirement obligation	$2,301	$33,759

The divestiture of oil and gas properties during 2018 totaling $28.2 million relates to the sale of the Company's Gulf of Mexico assets. The liabilities incurred, revisions in estimated cash flows and divestitures represent non-cash investing activities for purposes of the statement of cash flows.

Note 8—Derivative Instruments

The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At June 30, 2018, the Company had no outstanding derivative contracts.

Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $0 and $108,000 and oil hedges of ($307,000) and $0 for the three months ended June 30, 2018 and 2017, respectively. Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $805,000 and $(214,000) and oil hedges of ($571,000) and $0 for the six months ended June 30, 2018 and 2017, respectively. On June 14, 2018, the Company's hedging counterparty, Koch Supply &

Trading, LP, terminated the only outstanding hedge contract resulting in a liability of $0.9 million, which is included in other accrued liabilities in the Company's Consolidated Balance Sheet as of June 30, 2018. The loss at the termination date remained in accumulated other comprehensive loss and will be reclassified to earnings as the hedged volumes are produced over the original term of the contract.

Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
June 30, 2018	Derivative liability	$—
December 31, 2017	Derivative asset	$1,174
December 31, 2017	Derivative liability	$(731)

Effect of Cash Flow Hedges on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2018 and 2017:

Instrument	Amount of Gain Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain (Loss) Reclassified into Oil and Gas Sales
Commodity Derivatives - June 30, 2018	$(445)	Oil and gas sales	$(307)
Commodity Derivatives - June 30, 2017	$2,179	Oil and gas sales	$108

Effect of Cash Flow Hedges on the Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2018 and 2017:

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain (Loss) Reclassified into Oil and Gas Sales
Commodity Derivatives - June 30, 2018	$(990)	Oil and gas sales	$233
Commodity Derivatives - June 30, 2017	$5,045	Oil and gas sales	$(214)

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company’s derivative instruments at December 31, 2017 were in the form of swaps based on NYMEX pricing for oil and natural gas. The fair value of these derivatives were derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s credit risk for derivative liabilities. As a result, the Company designates its commodity derivatives as Level 2 in the fair value hierarchy.
The following table summarizes the fair value of the Company’s derivatives subject to fair value measurement on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
June 30, 2018	$—	$—	$—
December 31, 2017	$—	$443	$—
The fair value of the Company's cash and cash equivalents approximated book value at June 30, 2018 and December 31, 2017. The fair value of the Term Loans was determined using Level 2 inputs and approximated face value as of June 30, 2018 and December 31, 2017. The fair value of the 2021 Notes and 2021 PIK Notes was determined based upon market quotes provided by an independent broker, which represent a Level 2 input. The following table summarizes the fair value, carrying value and face value of the 2021 Notes and 2021 PIK Notes as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Fair Value	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value
2021 Notes	$4,396	$9,427	$9,744	$7,306	$9,427	$9,821
2021 PIK Notes	128,246	275,046	274,591	198,717	263,202	271,577
	$132,642	$284,473	$284,335	$206,023	$272,629	$281,398

Note 10—Income Taxes
The Company typically provides for income taxes at a statutory rate adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs recognized, the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $116.7 million and $115.9 million as of June 30, 2018 and December 31, 2017, respectively.
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, eliminates the corporate alternative minimum tax and changes how existing alternative minimum tax credits are realized, creates a new limitation on deductible interest expense and changes the rules related to uses and limitations of net operating loss carryforwards generated in tax years beginning after December 31, 2017. As of June 30, 2018, the Company has not completed its accounting for the tax effects of enactment of the Act. However, the Company made a reasonable estimate of the effects on its existing deferred tax balances and recognized a provisional amount of $64.9 million as of December 31, 2017 to remeasure deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is generally 21%. This amount was included as a component of income tax expense (benefit) from continuing operations and was fully offset by the related adjustment to the Company's valuation allowance. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Note 11 - Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended June 30, 2018 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of March 31, 2018	$(546)	$(172)	$(718)
Other comprehensive income before reclassifications:
Change in fair value of cash flow derivatives	(445)	—	(445)
Income tax effect	107	(107)	—
Net of tax	(338)	(107)	(445)
Amounts reclassified from accumulated other comprehensive loss:
Oil and gas sales	307	—	307
Income tax effect	(74)	74	—
Net of tax	233	74	307

Derivatives expense	54	—	54
Income tax effect	(13)	13	—
Net of tax	41	13	54
Net other comprehensive income	(64)	(20)	(84)
Balance as of June 30, 2018	$(610)	$(192)	$(802)

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the six month period ended June 30, 2018 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2017	$278	$—	$278
Other comprehensive income before reclassifications:
Change in fair value of cash flow derivatives	(990)	—	(990)
Income tax effect	238	(238)	—
Net of tax	(752)	(238)	(990)
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(233)	—	(233)
Income tax effect	56	33	89
Net of tax	(177)	33	(144)
Amounts reclassified from accumulated other comprehensive loss:
Derivatives expense	54	—	54
Income tax effect	(13)	13	—
Net of tax	41	13	54
Net other comprehensive loss	(888)	(192)	(1,080)
Balance as of June 30, 2018	$(610)	$(192)	$(802)

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended June 30, 2017 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of March 31, 2017	$(981)	$(581)	$(1,562)
Other comprehensive income before reclassifications:
Change in fair value of derivatives	2,179	—	2,179
Income tax effect	(810)	581	(229)
Net of tax	1,369	581	1,950
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(108)	—	(108)
Income tax effect	40	—	40
Net of tax	(68)	—	(68)
Net other comprehensive loss	1,301	581	1,882
Balance as of June 30, 2017	$320	$—	$320

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
Sales of oil, natural gas and NGL production are recognized when the product is delivered and title transfers to the purchaser and payment is generally received one to two months after the sale has occurred. The Company had $7.9 million of revenue receivable at June 30, 2018, comprised of $2.4 million of oil revenue, $4.1 million of natural gas revenue and $1.4 million of NGL revenue.
The following table includes a disaggregation of revenue by product including the effects of hedges in place (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Oil production	$5,660	$7,300	$11,982	$14,171
Natural gas production	11,825	13,751	26,709	24,413
Natural gas liquids production	4,076	3,200	7,788	6,439
Total	$21,561	$24,251	$46,478	$45,023

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with primary operations in Texas and Louisiana. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties with our acquisition of the Carthage Field in East Texas. From 2005 through 2015, we further implemented this strategy by focusing our efforts in the Woodford Shale play in Oklahoma. In response to lower commodity prices and to strengthen our balance sheet, we sold all of our Oklahoma assets in three transactions that closed in June 2015, April 2016 and October 2016. In December 2017, we acquired approximately 24,600 gross acres in central Louisiana targeting the Austin Chalk to provide greater exposure to oil production and reserves. During January 2018, we sold all of our Gulf of Mexico assets to further reduce our liabilities and strengthen our liquidity position.
Our liquidity position has been negatively impacted by lower commodity prices beginning in 2014. In response to the lower commodity prices, we executed the following actions beginning in 2015 aimed at increasing liquidity, reducing overall debt levels and extending debt maturities:

•	Completed the sale of our Oklahoma assets for $292.6 million;

•	Completed two debt exchanges in 2016 to extend maturities on a significant portion of debt and to reduce cash interest expense until August 2018;

•	Reduced total debt 25% from $425 million at December 31, 2014 to $317 million at June 30, 2018;

•	Entered into a new $50 million Multidraw Term Loan Agreement maturing in 2020;

•
Sold our Gulf of Mexico assets resulting in the extinguishment of $28.2 million of discounted asset retirement obligations from our balance sheet and the expected refund of $12.7 million of cash collateral used to secure our offshore bonding (subject to our obligation to pay approximately $3.8 million to the purchaser of these assets); and

•	Reduced capital spending in 2018.
Despite the foregoing actions, our overall liquidity position and our cash available for capital expenditures continue to be negatively impacted by continued weak natural gas prices, declining production and increasing cash interest expense on outstanding indebtedness. Due to the sale of our Gulf of Mexico properties in January 2018 and normal production declines, our production declined by 35% in the second quarter of 2018 when compared to the fourth quarter of 2017 and our cash flow from operations for the six months ended June 30, 2018 was a negative $2.9 million. The sale of our Gulf of Mexico properties when combined with reduced capital spending in 2018 is expected to result in declining production, proved reserves and cash flow from operations during 2018 when compared to 2017. At June 30, 2018, we had approximately $5.8 million of cash and approximately $317.0 million aggregate principal amount of outstanding indebtedness, and we had deferred nine dividend payments with respect to our Series B Preferred Stock and accrued a $12.8 million payable related to the nine deferred payments and the quarterly dividend that was payable on July 15, 2018. In addition, beginning with the August 15, 2018 interest payment on our 2021 PIK Notes (as defined below), we will be required to pay interest on our 2021 PIK Notes at 10% in cash (instead of 1% in cash and 9% in payment in kind). The cash interest payment due on August 15, 2018 under our 2021 PIK Notes and 2021 Notes (as defined below) will total approximately $14.2 million. In addition, our available borrowings under the Multidraw Term Loan Agreement are subject to reductions on a calendar quarter basis based on the Coverage Ratio and our ability to utilize such available borrowings is subject to our ability to comply with certain covenants included in the agreement.
As a result of the forgoing, we are analyzing and evaluating various alternatives with respect to our capital structure, including our significant amount of indebtedness, liquidity and upcoming cash interest payment on our 2021 PIK Notes and 2021 Notes. See “- Liquidity and Capital Resources” below for more information.
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

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The core principle of ASU 2014-09 is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods and or services. In August 2015, the FASB issued ASU 2015-14 deferring the effective date of ASU 2014-09 by one year to interim and annual periods beginning on or after December 31, 2017. Entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company adopted the new standard effective January 1, 2018 using the modified retrospective approach, which resulted in no cumulative effect adjustment upon adoption. See Note 12 for additional disclosures.
Results of Operations
The following table sets forth certain information with respect to our oil and gas operations for the periods noted. These historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Production:
Oil (Bbls)	84,879	147,723	185,054	280,401
Gas (Mcf)	4,186,629	4,357,390	8,790,650	7,882,356
Ngl (Mcfe)	901,151	1,080,100	1,798,254	1,984,306
Total Production (Mcfe)	5,597,054	6,323,828	11,699,228	11,549,068
Sales:
Total oil sales	$5,659,813	$7,299,518	$11,981,670	$14,170,927
Total gas sales	11,825,143	13,750,945	26,709,256	24,413,287
Total ngl sales	4,076,079	3,200,165	7,787,554	6,438,711
Total oil, gas, and ngl sales	$21,561,035	$24,250,628	$46,478,480	$45,022,925
Average sales prices:
Oil (per Bbl)	$66.68	$49.41	$64.75	$50.54
Gas (per Mcf)	2.82	3.16	3.04	3.10
Ngl (per Mcfe)	4.52	2.96	4.33	3.24
Per Mcfe	3.85	3.83	3.97	3.90
The above sales and average sales prices include increases (decreases) to revenue related to the settlement of gas hedges of $0 and $108,000 and oil hedges of ($307,000) and $0 for the three months ended June 30, 2018 and 2017, respectively. The above sales and average sales prices include increases (decreases) to revenue related to the settlement of gas hedges of $805,000 and ($214,000) and oil hedges of ($571,000) and $0 for the six months ended June 30, 2018 and 2017, respectively. Please see Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for further details on our hedging program and our current hedging arrangements.

In January 2018, we completed the sale of our Gulf of Mexico assets. During the three and six months ended June 30, 2017, these assets contributed the following to our oil and gas operations:

	Three months ended June 30, 2017	Percent of Total Company	Six months ended June 30, 2017	Percent of Total Company
Production:
Oil (Bbls)	74,772	51%	155,245	55%
Gas (Mcf)	795,357	18%	1,611,193	20%
Ngl (Mcfe)	82,048	8%	177,094	9%
Total Production (Mcfe)	1,326,037	21%	2,719,757	24%
Sales:
Total oil sales	$3,670,695	50%	$7,859,798	55%
Total gas sales	2,453,479	18%	5,036,244	21%
Total ngl sales	285,014	9%	582,578	9%
Total oil and gas sales	$6,409,188	26%	$13,478,620	30%
Net loss available to common stockholders totaled $2,611,000 and $3,385,000 for the three months ended June 30, 2018 and 2017, respectively, while net loss available to common stockholders totaled $4,823,000 and $8,303,000 for the six months ended June 30, 2018 and 2017, respectively. The primary fluctuations were as follows:
Production Total production decreased 11% and increased 1% during the three and six month periods ended June 30, 2018, respectively, as compared to the 2017 periods, but has decreased by 35% in the second quarter of 2018 when compared to the fourth quarter of 2017. The decreases in production as compared to the second quarter of 2017 and the fourth quarter of 2017 were due primarily to the sale of our Gulf of Mexico assets in January 2018 and normal production declines at our legacy Gulf Coast and East Texas fields. Partially offsetting these decreases were increases as a result of the success of our East Texas drilling program. As a result of reduced capital spending and the sale of our Gulf of Mexico assets which contributed 24% of our total production in 2017, we expect our total production during the remainder of 2018 to decline as compared to 2017.
Gas production during the three and six month periods ended June 30, 2018 decreased 4% and increased 12%, respectively, from the comparable periods in 2017, but has decreased by 35% in the second quarter of 2018 when compared to the fourth quarter of 2017. The increase in gas production as compared to the first half of 2017 was primarily the result of our successful East Texas drilling program and the successful recompletion of our Thunder Bayou well. Partially offsetting this increase was a decrease due to the sale of our Gulf of Mexico assets and normal production declines at our legacy Gulf Coast and East Texas fields. As a result of reduced capital spending and the sale of our Gulf of Mexico assets which contributed 20% of our gas production in 2017, we expect our 2018 average daily gas production to decline as compared to the average daily gas production realized during 2017.
Oil production during the three and six month periods ended June 30, 2018 decreased 43% and 34%, respectively, from the comparable 2017 periods, but has decreased by 50% in the second quarter of 2018 when compared to the fourth quarter of 2017. The decrease in oil production as compared to the first half of 2017 was due primarily to the sale of our Gulf of Mexico assets and the sale of our E. Lake Verret field during the second quarter of 2017. Partially offsetting this decrease was an increase as a result of the successful recompletion of our Thunder Bayou well and our successful East Texas drilling program. As a result of reduced capital spending and the sale of our Gulf of Mexico assets which contributed 55% of our oil production in 2017, we expect our 2018 average daily oil production to decline as compared to the average daily oil production realized during 2017.
Ngl production during the three and six month periods ended June 30, 2018 decreased 17% and 9%, respectively, from the comparable 2017 periods primarily as a result of the sale of our Gulf of Mexico assets and normal production declines at our legacy Gulf Coast and East Texas fields. These decreases were partially offset by the successful recompletion of our Thunder Bayou well during the first quarter of 2017 and our successful drilling program in East Texas. We expect our 2018 average daily Ngl production to decline as compared to the average daily Ngl production realized during 2017.
Prices Including the effects of hedges, average gas prices per Mcf for the three and six month periods ended June 30, 2018 were $2.82 and $3.04, respectively, as compared to $3.16 and $3.10, respectively, for the 2017 periods. Average oil prices per Bbl for the three and six months ended June 30, 2018 were $66.68 and $64.75, respectively, as compared to $49.41 and $50.54, respectively, for the 2017 periods and average Ngl prices per Mcfe for the three and six month periods ended June 30, 2018 were $4.52 and $4.33, respectively, as compared to $2.96 and $3.24, respectively, for the 2017 periods. Stated on an Mcfe basis, unit prices received during the six months ended June 30, 2018 were 2% higher than prices received during the comparable 2017 period.

Revenue Including the effects of hedges, oil and gas sales during the three months ended June 30, 2018 decreased 11% to $21,561,000 as compared to $24,251,000 during the 2017 period. Including the effects of hedges, oil and gas sales during the six months ended June 30, 2018 increased 3% to $46,478,000, as compared to $45,023,000 during the 2017 period. The decrease during the second quarter of 2018 was primarily the result of the production decreases due to the sale of our Gulf of Mexico assets.
Expenses Lease operating expenses for the three and six months ended June 30, 2018 totaled $4,972,000 and $12,012,000, respectively, as compared to $7,113,000 and $14,189,000, respectively, during the 2017 periods. Per unit lease operating expenses totaled $0.89 and $1.03 per Mcfe for the three and six months ended June 30, 2018, respectively, as compared to $1.12 and $1.23 per Mcfe, respectively during the 2017 periods. The decreases in per unit lease operating expenses for the three and six months ended June 30, 2018 are primarily a result of the divestiture of our Gulf of Mexico wells which had a higher per unit rate as compared to our remaining East Texas and South Louisiana wells. We expect lease operating expenses during the remainder of 2018 to decrease on an absolute value basis and a per unit basis as compared to 2017 as a result of the Gulf of Mexico sale.
Production taxes for the three and six months ended June 30, 2018 totaled $334,000 and $1,561,000, respectively, as compared to $570,000 and $878,000 during the 2017 periods. Per unit production taxes totaled $0.06 and $0.13 per Mcfe, respectively, during the three and six months ended June 30, 2018, as compared to $0.09 and $0.08 per Mcfe, respectively, during the 2017 periods. The increase in production taxes during the first half of 2018 was primarily due to the expiration of the two-year tax exemption on our Thunder Bayou well in June 2017 while the decrease during the second quarter of 2018 was a result of refunds received for previously paid severance tax for wells in East Texas which qualified for a high cost tax deduction.
General and administrative expenses during the three and six months ended June 30, 2018 totaled $4,004,000 and $7,304,000, respectively, as compared to $4,314,000 and $7,467,000 during the respective 2017 periods. Share-based compensation costs totaled $164,000 and $348,000, respectively, during the three and six months ended June 30, 2018 as compared to $402,000 and $822,000 during the respective 2017 periods. We capitalized $1,636,000 and $3,066,000, respectively, of general and administrative expenses during the three and six month periods ended June 30, 2018 compared to $2,010,000 and $3,344,000 during the respective 2017 periods.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three and six months ended June 30, 2018 totaled $5,925,000, or $1.06 per Mcfe, and $12,379,000, or $1.06 per Mcfe, respectively, as compared to $6,746,000, or $1.07 per Mcfe, and $12,761,000, or $1.10 per Mcfe, during the respective 2017 periods. The decrease in the per unit DD&A rate for the six months ended June 30, 2018 is primarily the result of the divestiture of our Gulf of Mexico assets in January 2018 and the sale of our East Texas saltwater assets during the fourth quarter of 2017. We expect our DD&A rate to approximate the second quarter rate during the remainder of 2018.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $7,636,000 and $15,117,000 during the three and six months ended June 30, 2018, as compared to $7,147,000 and $14,405,000 during the respective 2017 periods. During the three and six month periods ended June 30, 2018, our capitalized interest totaled $436,000 and $857,000, respectively, as compared to $403,000 and $708,000 during the respective 2017 periods. The terms of our 2021 PIK Notes allowed us the option to pay interest on the 2021 PIK Notes at 1% in cash and 9% in payment in kind through the payment due on February 15, 2018. Starting with the interest payment due on August 15, 2018, we will be required to pay interest at 10% in cash. Therefore, although our total interest expense for the year ended 2018 is expected to approximate interest expense during 2017, our cash interest expense will be significantly higher during the remainder of 2018 as compared to 2017.
Income tax expense (benefit) during the six month period ended June 30, 2018 was $106,000 as compared to $(189,000) during the six months ended June 30, 2017. We typically provide for income taxes at a statutory federal income tax rate adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of ceiling test write-downs recognized in 2016 and prior years, we have incurred a three-year cumulative loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $116,661,000 as of June 30, 2018.
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

Liquidity and Capital Resources
At June 30, 2018, we had a working capital deficit of approximately $3.9 million as compared to a working capital deficit of approximately $5.9 million as of December 31, 2017. We have historically financed our acquisition, exploration and development activities principally through cash flow from operations, borrowings from banks and other lenders, issuances of equity and debt securities, joint ventures and sales of assets. However, our liquidity position has been negatively impacted by lower commodity prices beginning in 2014. In response to lower commodity prices we executed a number of transactions described in "Overview" above aimed at increasing liquidity, reducing overall debt levels and extending debt maturities.
Despite such actions, our overall liquidity position and our cash available for capital expenditures continue to be negatively impacted by continued weak natural gas prices, declining production and increasing cash interest expense on our outstanding indebtedness. Due to the sale of our Gulf of Mexico properties in January 2018 and normal production declines, our production declined by 35% in the second quarter of 2018 when compared to the fourth quarter of 2017, and our cash flow from operations for the six months ended June 30, 2018, was a negative $2.9 million. The sale of our Gulf of Mexico properties when combined with reduced capital spending in 2018 is expected to result in declining production, proved reserves and cash flow from operations during 2018 when compared to 2017. At June 30, 2018, we had approximately $5.8 million of cash and approximately $317.0 million aggregate principal amount of outstanding indebtedness, and we had deferred nine dividend payments with respect to our Series B Preferred Stock and accrued a $12.8 million payable related to the nine deferred payments and the quarterly dividend that was payable on July 15, 2018. In addition, beginning with the August 15, 2018 interest payment on our 2021 PIK Notes (as defined below), we will be required to pay interest on our 2021 PIK Notes at 10% in cash (instead of 1% in cash and 9% in payment in kind). The cash interest payment due on August 15, 2018 under our 2021 PIK Notes and 2021 Notes (as defined below) will total approximately $14.2 million. In addition, available borrowings under the Multidraw Term Loan Agreement are subject to reductions on a calendar quarter basis based on the Coverage Ratio and our ability to utilize such available borrowings is subject to our ability to comply with certain covenants included in the agreement.
As a result of the forgoing, we are analyzing and evaluating various alternatives with respect to our capital structure, including our significant amount of indebtedness, liquidity and upcoming cash interest payment on our 2021 PIK Notes and 2021 Notes. To assist our Board of Directors and management team in analyzing and evaluating these alternatives, we have retained Seaport Global Securities as our financial advisor and Porter Hedges LLP as our legal advisor. These alternatives include private debt exchanges, asset sales, draws under the Multidraw Term Loan Agreement, alternative financing arrangements to replace the Multidraw Term Loan Agreement and filing for protection under Chapter 11 of the U.S. bankruptcy code. We do not intend to disclose or comment on developments related to our review unless and until the Board has approved a specific alternative or transaction or otherwise determined that further disclosure is appropriate. We cannot provide any assurance that any of the alternatives being evaluated will provide additional liquidity or enable us to refinance our outstanding indebtedness. See "Item 1A Risk Factors - We may seek the protection of the Bankruptcy Court, which may harm our business and place equity holders at significant risk of losing all of their interests in the Company".
Source of Capital: Operations
Net cash flow (used in) provided by operations decreased from $13.7 million during the six months ended June 30, 2017 to ($2.9) million during the 2018 period. The decrease in operating cash flow during 2018 as compared to 2017 is primarily attributable to reductions in our accounts payable to vendors and additional payments made to post collateral into a depositary account to support the bonds that cover our offshore decommissioning liabilities, which we expect will be refunded during 2018. Our operating cash flow during the remainder of 2018 is expected to be negatively impacted by higher cash interest expense related to our 2021 PIK Notes.
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
On January 31, 2018, we sold our Gulf of Mexico properties. Although we received no cash proceeds from the sale of these properties and are required to contribute approximately $3.8 million toward future abandonment costs, we will no longer have an obligation for $35.1 million of estimated undiscounted future abandonment costs related to the properties sold. Additionally, we expect to receive a refund of $12.7 million ($12.3 million at June 30, 2018) related to a depositary account that served to collateralize a portion of our offshore bonds related to these properties (subject to our obligation to pay approximately $3.8 million to the purchaser of these properties). See "Item 1A Risk Factors - Our ability to receive a refund of our cash deposits posted as collateral to support certain bonds that satisfy our offshore decommissioning obligations with respect to our recently sold Gulf of Mexico assets is dependent on the successful assumption of operatorship and the posting of bonds or other acceptable assurances with respect to these assets by the purchaser of the assets".

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
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to guidance provided by ASC 470-60 "Troubled Debt Restructurings by Debtors." We determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million is reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall is being amortized under the effective interest method as an addition to interest expense over the term of the 2021 PIK Notes. At June 30, 2018, $0.5 million of the shortfall remained as part of the carrying value of the 2021 PIK Notes and we recognized $53,000 of amortization expense as an increase to interest expense during the six months ended June 30, 2018.
We previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange is now reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes is being amortized under the effective interest method over the term of the 2021 Notes. At June 30, 2018, $0.5 million of the excess remained as part of the carrying value of the 2021 Notes and the

Company recognized $87,000 of amortization expense as a reduction to interest expense during the six months ended June 30, 2018.
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
On October 17, 2016, we entered into the Multidraw Term Loan Agreement (the “Multidraw Term Loan Agreement”) with Franklin Custodian Funds - Franklin Income Fund ("Franklin"), as a lender, and Wells Fargo Bank, National Association, as administrative agent, replacing the prior credit agreement with JPMorgan Chase Bank, N.A. The Multidraw Term Loan Agreement provided a multi-advance term loan facility, with borrowing availability for three years, in a principal amount of up to $50 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the “Term Loans”) may be used to repay existing debt, including the 2017 Notes, to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. The Term Loans mature on October 17, 2020. As of the date hereof, we had $32.5 million of borrowings outstanding under the Term Loans and $13.5 million of available borrowings under the Multidraw Term Loan Agreement based on the reduced Term Loan Commitments discussed below. However, the amount of available borrowings is subject to further reductions on a calendar quarter basis as a result of the Coverage Ratio discussed below and our ability to utilize such available borrowings is subject to our ability to comply with certain covenants included in the agreement.
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
We are subject to a restrictive covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of our oil and gas properties, before any state, federal, foreign or other income taxes, attributable to proved developed reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than 2.0 to 1.0 as measured on the last day of each calendar quarter (the "Coverage Ratio"). If the Coverage Ratio is less than 2.0 to 1.0 as of any quarterly measurement date, we may, at our option, prepay outstanding Term Loans or permanently reduce the then outstanding Term Loan Commitments (i.e. the available borrowings) under the Multidraw Term Loan Agreement, or a combination thereof, by a proportionate amount. As of June 30, 2018, the Coverage Ratio was less than 2.0 to 1.0 and as a result, we elected to permanently reduce the then outstanding Term Loan Commitments to $46 million such that after giving effect to such reduction the Coverage Ratio was satisfied. As a result, we were deemed to have satisfied the Coverage Ratio as of June 30, 2018, and the applicable default or event of default was deemed waived and not to have occurred for all purposes under the Multidraw Term Loan Agreement.
Sales of our oil and gas properties outside the ordinary course of business are limited under the terms of the Multidraw Term Loan Agreement. In addition, the Multidraw Term Loan Agreement prohibits us from declaring and paying dividends on the Series B Preferred Stock.
The Multidraw Term Loan Agreement also includes customary restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. On June 21, 2018, we entered into a waiver and consent with respect to the Multidraw Term Loan Agreement and borrowed an additional $2.5 million thereunder, subject to certain payment conditions with respect to specified past due obligations. In connection therewith, any related defaults or events of default with respect to such obligations and certain conditions to such borrowing relating to our financial condition were waived. As of the date hereof, no default or event of default exists under the Multidraw Term Loan Agreement and we were in compliance with all covenants contained in the Multidraw Term Loan Agreement.

The following table reconciles the face value of the 2021 Notes, 2021 PIK Notes and Term Loans to the carrying value included in our Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	2021 Notes	2021 PIK Notes	Term Loans	2021 Notes	2021 PIK Notes	Term Loans
Face Value	$9,427	$275,046	$32,500	$9,427	$263,202	$30,000
Unamortized Deferred Financing Costs	(201)	—	(1,692)	(212)	—	(2,037)
Excess (Shortfall) Carrying Value	518	(455)	—	606	(508)	—
Accrued PIK Interest	—	—	—	—	8,883	—
Carrying Value	$9,744	$274,591	$30,808	$9,821	$271,577	$27,963

Use of Capital: Exploration and Development
Our 2018 capital budget is planned to be substantially reduced as compared to 2017 as a result of the expected increase in our cash interest expense during 2018. During the first half of 2018 we incurred $7.0 million in capital expenditures primarily related to two completions in our East Texas drilling program, various plugging and abandonment projects and leasing efforts in the Austin Chalk. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. We plan to fund our capital expenditures with cash flow from operations and cash on hand.
Use of Capital: Acquisitions
In December 2017, we entered into an oil focused play in central Louisiana targeting the Austin Chalk formation through the execution of agreements to acquire interest in approximately 24,600 gross acres. We have invested approximately $10.7 million as of June 30, 2018 in acquisition, engineering and geological costs and issued 2.0 million shares of common stock with respect to these interests. We plan to drill our initial horizontal test well during the first quarter of 2019 utilizing data from existing vertical and unfracked horizontal wells that have been drilled in the area.
We expect to finance our future acquisition activities, if consummated, with cash on hand, sales of equity or debt securities, sales of properties or assets or joint venture arrangements with industry partners, if necessary. We cannot assure you that such additional financings will be available on acceptable terms, if at all.
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
Among those risks, trends and uncertainties are: our ability to identify, evaluate and complete any alternative or transaction with respect to our capital structure and to refinance or restructure our indebtedness or improve our liquidity position; the impact of the announcement of our review of such alternatives or transactions on our business, including our financial and operating results, or our employees, suppliers and customers; the potential need to seek bankruptcy protection; our indebtedness and the significant amount of cash required to service our indebtedness, including the August 15, 2018 cash interest payment on our 2021 PIK Notes and 2021 Notes; our estimate of the sufficiency of our existing capital sources, including availability under the Multidraw Term Loan Agreement, to fund our exploration and development activities and to service our indebtedness, including the August 15, 2018 cash interest payment on our 2021 PIK Notes and 2021 Notes; the volatility of oil and natural gas prices; our receipt of a cash refund with respect to our offshore bonds and the timing and amount of the same; our ability to hedge future production to reduce our exposure to price volatility in the current commodity pricing market; our ability to raise additional capital to fund cash requirements for future operations and to service our indebtedness; our ability to fund and execute our Cotton Valley and Austin Chalk development programs as planned; our ability to increase recoveries in the Austin Chalk formation and to increase our overall oil production as planned; our estimates with respect to fracked Austin Chalk wells in Louisiana, including production, EURs and costs; our estimates with respect to production, reserve replacement ratio and finding and development costs; our responsibility for offshore decommissioning liabilities for offshore interests we no longer own; our ability to find, develop and produce oil and natural gas reserves that are economically recoverable and to replace reserves and sustain and/or increase production; ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices; our ability to fund our capital needs and respond to changing conditions imposed by the Multidraw Term Loan Agreement and restrictive debt covenants;

approximately 43% of our production being exposed to the additional risk of severe weather, including hurricanes, tropical storms and flooding, and natural disasters; losses and liabilities from uninsured or underinsured drilling and operating activities; changes in laws and governmental regulations as they relate to our operations; the operating hazards attendant to the oil and gas business; the volatility of our common stock price; and the limited trading market for our common stock.
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
Commodity Price Risk
Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of 2018, a 10% decline in the estimated average prices we expect to receive for our crude oil, natural gas and natural gas liquids production would result in an approximate $5.7 million decline in our revenues for 2018.
We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of our production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the six months ended June 30, 2018, we received $0.2 million from the counterparties to our derivative instruments in connection with hedge settlements. We had no outstanding hedge contracts as of June 30, 2018.
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
Our Multidraw Term Loan Agreement requires that the counterparties to our hedge contracts be rated A-/A3 or higher by S&P or Moody's. We currently have no hedge contracts in place.
Interest Rate Risk
As of June 30, 2018, we had no debt subject to variable interest rates.

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
On March 23, 2015, BCR Holdings, Inc. filed suit in state district court in Lafourche Parish, Louisiana against PetroQuest Energy L.L.C. ("PQ LLC") and seven other defendant companies claiming damages arising from oilfield operations conducted pursuant to a November 14, 1941 oil, gas and mineral lease on certain lands located in Lafourche Parish, Louisiana, part of a field commonly known as "Bully Camp Field". On July 16, 2018 the Court signed an order approving the complete settlement of the case. As part of the settlement, PQ LLC expects to be dismissed from the lawsuit and released from any obligations owed to BCR Holdings, Inc., as well as the other defendants, for all claims brought in the lawsuit.
There have been no other significant changes with respect to the legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
The aggregate principal amount of our outstanding indebtedness, net of cash on hand, as of June 30, 2018 was $311.2 million. We currently have $13.5 million of additional availability under the Multidraw Term Loan Agreement. However, our available borrowings under the Multidraw Term Loan Agreement are subject to reductions on a calendar quarter basis based on the Coverage Ratio and our ability to utilize such available borrowings is subject to our ability to comply with certain covenants included in the agreement.
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

•
we will need to use a substantial portion of our cash flows to pay interest on our debt, approximately $15.9 million in the remainder of 2018 for interest on our 2021 Notes, 2021 PIK Notes and amounts borrowed under our Multidraw Term Loan Agreement alone (including $14.2 million of interest due on August 15, 2018 with respect to our 2021 Notes and 2021 PIK Notes) and to pay quarterly dividends (which we suspended beginning with the dividend payment due in April 2016), if permissible under the terms of our debt agreements and declared by our Board of Directors, on our Series B Preferred Stock of approximately $5.1 million per year, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

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
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt (including $14.2 million of interest due on August 15, 2018 with respect to our 2021 Notes and 2021 PIK Notes) and meet our other obligations. If we do not have enough cash to service our debt, we may be required to refinance all or part of our existing debt, including our 2021 Notes, 2021 PIK Notes and the Multidraw Term Loan Agreement, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.
To service or refinance our indebtedness and to fund planned capital expenditures, we will require a significant amount of cash. Our ability to generate cash will be limited by our cash interest expense, which is expected to be significantly higher in 2018 than in 2017, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.
Our ability to make payments on and to refinance our indebtedness, including our 2021 Notes, 2021 PIK Notes and amounts borrowed under the Multidraw Term Loan Agreement, and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions and other factors that are beyond our control, including the prices that we receive for our oil and natural gas production. In particular, our ability to fund planned capital expenditures and generate cash flow from operations will be limited by our cash interest expense, which is expected to be significantly higher in 2018 as compared to 2017 as a result of the expiration of the PIK option related to our 2021 PIK Notes. Cash interest expense on our outstanding indebtedness of $317.0 million at June 30, 2018, is expected to total approximately $15.9 million for the remainder of 2018 (or approximately $32 million per year, including $14.2 million of interest due on August 15, 2018 with respect to our 2021 Notes and 2021 PIK Notes), as compared to $7.4 million in 2017. As a result of higher cash interest expense and the impact of the sale of our Gulf of Mexico properties in January 2018, we expect production, proved reserves and cash flow from operations to decline in 2018 as compared to 2017.
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
Because we were not exempt from the BOEM's supplemental bonding requirements, we engaged surety companies to post the requisite bonds. Pursuant to the terms of our agreements with these surety companies, we have provided cash deposits totaling $12.7 million as collateral to support certain of the bonds that are issued on our behalf with respect to the Gulf of Mexico assets that we sold in January 2018. We expect to receive a refund of these cash deposits (subject to our obligation to pay approximately $3.8 million to the purchaser of these assets) following the successful assumption of operatorship and the posting of bonds or other acceptable assurances with respect to these assets by the purchaser of the assets. While the purchaser of the assets has agreed to assume the operatorship of, and to post bonds or other acceptable assurances with respect to, the assets, this may not occur and we may not receive a refund of these cash deposits.
We may seek the protection of the Bankruptcy Court, which may harm our business and place equity holders at significant risk of losing all of their interest in the Company.
We are analyzing and evaluating various alternatives with respect to our capital structure, including our significant amount of indebtedness, liquidity and the August 15, 2018 cash interest payment on our 2021 PIK Notes and 2021 Notes. If we are unable to improve our liquidity position and refinance or restructure our debt, a filing under Chapter 11 of the U. S. Bankruptcy Code may be unavoidable. Seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as a proceeding related to a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer a proceeding related to a Chapter 11 proceeding continues, the more likely it is that our customers and suppliers would lose confidence in our ability to reorganize our business successfully and would seek to establish alternative commercial relationships.
Additionally, we have a significant amount of secured indebtedness that is senior to our 2021 Notes and 2021 PIK Notes in our capital structure, which in turn are senior to our existing preferred stock and common stock in our capital structure. As a result, we believe that seeking Bankruptcy Court protection under a Chapter 11 proceeding could result in a limited recovery for holders of our 2021 Notes and 2021 PIK Notes and place equity holders at significant risk of losing all of their interests in the Company.
We do not expect to be able to borrow under the Multidraw Term Loan Agreement, which limits our liquidity position.
As of June 30, 2018, we had $32.5 million of borrowings outstanding and $13.5 million of available borrowings under the Multidraw Term Loan Agreement. However, we expect that we will not be able to utilize such available borrowings due to our inability to comply with certain covenants with respect to borrowings under the agreement. In addition, available borrowings are subject to reductions on a calendar quarter basis based on the coverage ratio covenant in the agreement. The unavailability of the Multidraw Term Loan Agreement limits our liquidity position.
Our shares of common stock are quoted on the OTCQX and have a limited trading market.
On May 7, 2018, our shares of common stock commenced being quoted on the OTCQX market. The OTCQX is not an exchange and the quotation of our shares of common stock on the OTCQX does not assure that a liquid trading market exists or will develop. Securities traded on the OTCQX marketplace generally have limited trading volume and exhibit a wider spread between the bid/ask quotations compared to securities traded on national securities exchanges such as the NYSE, on which our shares of common stock were previously listed. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of our shares of common stock. This significantly limits the liquidity of the common stock and may adversely affect the market price of our common stock. Moreover, a significant number of institutional investors have investment policies that prohibit them from trading in securities on the OTCQX market. In addition, since our shares of common stock are quoted on the OTCQX, our shares of common stock are not "covered securities" for purposes of the Securities Act and our stockholders may face significant restrictions on the resale of our shares of common stock due to a state's own securities laws, often called "blue sky" laws. Not being listed on a national securities exchange and a limited trading market may also impair our ability to raise additional financing through public or private sales of equity securities and could also have other negative results, including the loss of institutional investor interest and fewer business development opportunities.

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
In connection with an amendment to our prior bank credit facility (which was replaced by the Multidraw Term Loan Agreement in October 2016) restricting us from declaring or paying dividends on our Series B preferred stock, we suspended the cash dividend on our Series B preferred stock beginning with the dividend payment due on April 15, 2016. The terms of the Multidraw Term Loan Agreement also restrict us from declaring and paying cash dividends on our Series B preferred stock. Under the terms of the Series B preferred stock, any unpaid dividends will accumulate. As of June 30, 2018, the Company has deferred nine dividend payments and has accrued a $12.8 million payable related to the nine deferred payments and the quarterly dividend that was payable on July 15, 2018, which is included in preferred stock dividend payable on the Consolidated Balance Sheet. As a result of the restrictions in the Multidraw Term Loan Agreement and our failure to pay six quarterly dividends on the Series B preferred stock as of the date hereof, holders of the Series B preferred stock, voting as a single class, currently have the right to elect two additional directors to our board of directors until all accumulated and unpaid dividends on the Series B preferred stock are paid in full. On April 12, 2018 and on June 18, 2018, we received written notices from separate holders of the Series B preferred stock exercising this right by requesting that our board call a special meeting of the holders of the Series B preferred stock for the purposes of electing the additional directors as set forth in the certificate of designations establishing the Series B preferred stock. These requests were subsequently withdrawn. The Board continues to evaluate various options with respect to the Series B preferred stock, including the unpaid dividends, in connection with the Company's review of alternatives related to our capital structure as discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." While the Board is committed to continuing to evaluate such options, the Company cannot provide any assurance that any transaction will be completed or that any dividends will ultimately be paid.
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

There were no repurchases of our common stock during the quarter ended June 30, 2018.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company's Board of Directors did not declare a dividend on the Company's 6.875% Series B Cumulative Convertible Perpetual Preferred Stock for the quarterly periods starting with April 15, 2016. As of the date of this report, the Company had dividends in arrears of approximately $12.8 million.

Item 4. MINE SAFETY DISCLOSURES
NONE.

Item 5. OTHER INFORMATION
NONE.

Item 6. EXHIBITS

Exhibit 10.1, PetroQuest Energy, Inc. Amended and Restated 2016 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on May 18, 2018).

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

PETROQUEST ENERGY, INC.

Date:	August 7, 2018	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)