Form 10-Q
period 2018-09-30
PETROQUEST ENERGY INC
filed 2018-11-13
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018

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
Registrant’s telephone number, including area code: (337) 232-7028
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2018 there were 25,587,441 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PETROQUEST ENERGY, INC.

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in Thousands)

	September 30, 2018	December 31, 2017
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$25,500	$15,655
Revenue receivable	6,814	15,340
Joint interest billing receivable	2,520	6,597
Other receivable	2,447	7,750
Derivative asset	—	1,174
Deposit for surety bonds	12,438	8,300
Other current assets	2,249	2,125
Total current assets	51,968	56,941
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,354,593	1,369,861
Unevaluated oil and gas properties	18,947	21,854
Accumulated depreciation, depletion and amortization	(1,296,992)	(1,285,660)
Oil and gas properties, net	76,548	106,055
Other property and equipment	9,280	9,353
Accumulated depreciation of other property and equipment	(9,003)	(8,843)
Total property and equipment	76,825	106,565
Other assets	1,645	792
Total assets	$130,438	$164,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$2,959	$32,148
Advances from co-owners	463	1,730
Oil and gas revenue payable	8,576	19,344
Accrued interest	18,196	1,724
Asset retirement obligation	459	687
Derivative liability	—	731
Other accrued liabilities	7,310	6,476
Total current liabilities	37,963	62,840
Multi-draw Term Loan	49,716	27,963
10% Senior Secured Notes due 2021	9,707	9,821
10% Senior Secured PIK Notes due 2021	274,621	271,577
Asset retirement obligation	2,337	30,623
Preferred stock dividend payable	14,133	10,278
Other long-term liabilities	526	131
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 25,587 and 25,521 shares, respectively	26	26
Paid-in capital	314,154	313,244
Accumulated other comprehensive income (loss)	(401)	278
Accumulated deficit	(572,345)	(562,484)
Total stockholders’ equity	(258,565)	(248,935)
Total liabilities and stockholders’ equity	$130,438	$164,298

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Oil and gas sales	$20,886	$28,184	$67,310	$73,207
Expenses:
Lease operating expenses	4,368	8,863	16,380	23,052
Production taxes	890	1,112	2,451	1,990
Depreciation, depletion and amortization	5,486	8,795	18,014	21,753
General and administrative	4,780	3,341	12,084	10,808
Accretion of asset retirement obligation	42	571	282	1,671
Interest expense	9,371	7,371	24,488	21,776
	24,937	30,053	73,699	81,050
Other income:
Other income (expense)	394	(16)	585	36

Loss from operations	(3,657)	(1,885)	(5,804)	(7,807)
Income tax expense (benefit)	38	(84)	144	(274)
Net loss	(3,695)	(1,801)	(5,948)	(7,533)
Preferred stock dividend	1,284	1,284	3,854	3,854
Loss available to common stockholders	$(4,979)	$(3,085)	$(9,802)	$(11,387)
Loss per common share:
Basic
Net loss per share	$(0.19)	$(0.15)	$(0.38)	$(0.54)
Diluted
Net loss per share	$(0.19)	$(0.15)	$(0.38)	$(0.54)
Weighted average number of common shares:
Basic	25,587	21,230	25,565	21,222
Diluted	25,587	21,230	25,565	21,222
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(3,695)	$(1,801)	$(5,948)	$(7,533)
Change in fair value of derivative instruments, accounted for as hedges, net of income tax expense (benefit) of $0, ($10), ($106) and $179, respectively	401	(17)	(679)	5,053
Comprehensive loss	$(3,294)	$(1,818)	$(6,627)	$(2,480)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,948)	$(7,533)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred tax expense (benefit)	144	(274)
Depreciation, depletion and amortization	18,014	21,753
Accretion of asset retirement obligation	282	1,671
Share-based compensation expense	852	1,181
Amortization costs and other	900	561
Non-cash interest expense on PIK Notes	2,961	16,973
Payments to settle asset retirement obligations	(503)	(2,277)
Changes in working capital accounts:
Revenue receivable	8,526	198
Joint interest billing receivable	4,834	1,935
Accounts payable and accrued liabilities	(21,651)	2,292
Advances from co-owners	(1,267)	424
Deposit for surety bonds	(4,400)	—
Other	(879)	(1,576)
Net cash provided by operating activities	1,865	35,328
Cash flows used in investing activities:
Investment in oil and gas properties	(14,727)	(44,941)
Investment in other property and equipment	30	(52)
Sale of oil and gas properties	(2,328)	2,207
Sale of unevaluated oil and gas properties	5,303	—
Net cash used in investing activities	(11,722)	(42,786)
Cash flows provided by (used in) financing activities:
Net proceeds from share based compensation	43	16
Deferred financing costs	(330)	(156)
Redemption of 2017 Notes	—	(22,650)
Costs incurred to redeem 2021 Notes	(11)	—
Proceeds from borrowings	52,500	20,000
Repayment of borrowings	(32,500)	—
Net cash provided by (used in) financing activities	19,702	(2,790)
Net increase (decrease) in cash and cash equivalents	9,845	(10,248)
Cash and cash equivalents, beginning of period	15,655	28,312
Cash and cash equivalents, end of period	$25,500	$18,064
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,283	$5,717
Income taxes	$38	$(95)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
The consolidated financial information for the three and nine month periods ended September 30, 2018 and 2017, have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2018 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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
The Company's overall liquidity position and cash available for capital expenditures continue to be negatively impacted by continued weak natural gas prices, declining production and increasing cash interest expense on its outstanding indebtedness. Due to the sale of the Company's Gulf of Mexico properties in January 2018 and normal production declines, production has declined by 41% in the third quarter of 2018 when compared to the fourth quarter of 2017 and cash flow from operations for the nine months ended September 30, 2018 was $1.9 million. At September 30, 2018, the Company had approximately $25.5 million of cash and approximately $334.5 million aggregate principal amount of outstanding indebtedness, and had deferred ten dividend payments with respect to the Company's Series B Preferred Stock and accrued a $14.1 million payable related to the ten deferred payments and the quarterly dividend that was payable on October 15, 2018. In addition, beginning with the August 15, 2018 interest payment on the Company's 2021 PIK Notes (as defined below), the Company is required to pay interest on its 2021 PIK Notes at 10% in cash (instead of 1% in cash and 9% in payment in kind). The Company elected not to pay the cash interest payments that were due on August 15, 2018 under the Company's 2021 PIK Notes and 2021 Notes (as defined below) which totaled approximately $14.2 million (see Note 6 for additional information).
As a result of the forgoing, the Company engaged in discussions and negotiations with the lenders under the Multidraw Term Loan, certain holders of the Company’s 2021 Notes and 2021 PIK Notes, and their legal and financial advisors regarding various alternatives with respect to the Company’s capital structure and financial position, including the significant amount of indebtedness, and the August 15, 2018 interest payments overdue on the Company’s 2021 Notes and 2021 PIK Notes.
Voluntary Reorganization under Chapter 11 of the Bankruptcy Code
As a result of the forgoing discussions and negotiations, on November 6, 2018 (the “Petition Date”), the Company, PetroQuest Energy, L.L.C. (“PQE”) and their direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions (collectively, the “Petition,” and the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 Cases are being administered jointly under the caption In re: PetroQuest Energy, Inc., et. al. (Case No. 18-36322).
The Debtors will continue to operate as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company expects ordinary-course operations to continue substantially uninterrupted during and after the Chapter 11 Cases.

Restructuring Support Agreement
In connection with the Chapter 11 filing, on the Petition Date, the Debtors entered into a restructuring support agreement (the “Restructuring Support Agreement”) with (i) holders (the “2021 Noteholders”) of 81.83% of the Company’s 10% Second Lien Senior Secured Notes due 2021 (the “2021 Notes”) issued under that certain Indenture dated as of February 17, 2016, among the Company, the Subsidiary Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee and collateral trustee thereunder, (ii) holders (the “2021 PIK Noteholders” and, together with the 2021 Noteholders, the “Supporting Noteholders”) of 84.76% of the Company’s 10% Second Lien Senior Secured PIK Notes due 2021 (the “2021 PIK Notes”) issued under that certain Indenture dated as of September 27, 2016, among the Company, the Subsidiary Guarantors (as defined therein) and Wilmington Trust, National Association, as indenture trustee and collateral trustee thereunder, and (iii) each of the lenders, or investment advisors or managers for the account of each of the lenders (collectively, and any successors or permitted assigns that become party thereto, the “Supporting Lenders” and collectively with the Supporting Noteholders, the “Supporting Parties”) under the Company’s multi-draw term loan agreement (the “Multidraw Term Loan Agreement”), by and among PQE, the Company, Wells Fargo Bank, National Association, as administrative agent, and lenders holding Term Loans (as defined therein) party thereto from time to time.
The Restructuring Support Agreement contemplates the restructuring (the “Restructuring”) of the Debtors pursuant to the plan of reorganization attached thereto (the “Plan”), the terms of which have been agreed upon by the Debtors and Supporting Parties.
The Restructuring Support Agreement provides for certain milestones requiring, among other things, that the Debtors commence the solicitation of votes to accept or reject the Plan on or before November 20, 2018, the confirmation order be entered by the Bankruptcy Court on or before December 21, 2018 and the Plan becomes effective on or before December 31, 2018.
The Restructuring Support Agreement contains certain covenants on the part of each of the Debtors and the Supporting Parties, including, subject to the terms of the Restructuring Support Agreement, limitations on the parties’ ability to pursue transactions other than the Restructuring, commitments by the Supporting Parties to vote in favor of the Plan, and commitments of the Debtors and the Supporting Parties to negotiate in good faith to finalize the documents and agreements governing the Restructuring. The Restructuring Support Agreement also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Restructuring Support Agreement.
The Debtors have also filed a motion, and the Bankruptcy Court has entered an interim order, placing restrictions on the trading of the Company’s equity securities for the purpose of preserving certain tax attributes.
Proposed Chapter 11 Restructuring
The Plan provides, among other things, that:

•
Existing common stock and preferred stock of the Company would be extinguished, and existing equity holders would not receive or retain any distribution, property or other value on account of or consideration in respect of their equity interests.

•
Holders of claims (the “First Lien Claims”) arising on account of the Multidraw Term Loan Agreement will be allowed in the aggregate amount of $50,000,000, plus any accrued and unpaid interest and expenses. Each holder of First Lien Claims will receive cash equal to the amount of its claim from funds available pursuant to the Exit Facility in an aggregate amount of $50 million on the terms and conditions described in the Restructuring Support Agreement (the “Exit Facility”).

•
Holders of claims relating to the 2021 Notes (the “Second Lien Notes Claims”) will be allowed in the aggregate amount of $9,427,000, plus any accrued and unpaid interest thereon payable through the Petition Date. Each holder of Second Lien Notes will receive (i) its pro rata share of 100% of the common stock in the reorganized Company (the “New Equity”) on account of such Second Lien Notes Claims, subject to (x) dilution from the issuance of New Equity in connection with the long-term management incentive plan for the reorganized Debtors (the “Management Incentive Plan”) and (y) the New Equity payable to the parties backstopping the Exit Facility (the “Put Option Premium”), and (ii) its pro rata share of $80 million in 10% Secured PIK Notes due 2023 (the “New 2023 PIK Notes”) issued by the reorganized Company pursuant to the indenture dated as of the date the Plan is declared effective (the “Effective Date”); such pro rata share of the New Equity and the New 2023 PIK Notes calculated by including the $275,045,768 (plus any accrued and unpaid interest) of Second Lien PIK Notes Claims as claims that will share pro rata in 100% of the New Equity, subject to (x) dilution from the issuance of New Equity in connection with the Management Incentive Plan and (y) the Put Option Premium.

•
Holders of claims relating to the 2021 PIK Notes (the “Second Lien PIK Notes Claims”) will be allowed in the aggregate amount of $275,045,768, plus any accrued and unpaid interest thereon payable through the Petition Date. Each holder of Second Lien PIK Notes will receive (i) its pro rata share of 100% of the New Equity on account of such Second Lien PIK Notes Claims, subject to (x) dilution from the issuance of New Equity in connection with the Management Incentive Plan and (y) the Put Option Premium, and (ii) its pro rata share of 80 million in New 2023 PIK Notes; such pro rata share of the New Equity and the New 2023 PIK Notes calculated by including the $9,427,000 (plus any accrued and unpaid interest) of Second Lien Notes Claims as claims that will share pro rata in 100% of the New Equity, subject to (x) dilution from the issuance of New Equity in connection with the Management Incentive Plan and (y) the Put Option Premium.

•
Holders of allowed priority claims (other than a priority tax claim or administrative claim) will receive either: (i) payment in full, in cash, equal to the full allowed amount of such claim or (ii) such other treatment as may otherwise be agreed to by such holder, the Debtors, and the Requisite Creditors (as defined the Restructuring Support Agreement).

•
Holders of secured claims (other than a secured tax claim, First Lien Claim, or Second Lien Notes Claim) will receive, at the Debtors’ election, either: (i) cash equal to the full allowed amount of such claim, (ii) reinstatement of such holder’s claim, (iii) the return or abandonment of the collateral securing such claim to such holder, or (iv) such other treatment as may otherwise be agreed to by such holder, the Debtors and the Requisite Creditors.

•
Holders of secured tax claims will receive, at the Debtor’s election, either (i) cash equal to the full amount of its claim, (ii) reinstatement of such holder’s priority tax claim, (iii) the return or abandonment of the collateral securing such claim to such holder, or (iv) such other treatment as may otherwise be agreed to by such Holder, the Debtors and the Requisite Creditors.

•
Holders of general unsecured claims will receive their pro rata share of $400,000 (less the reasonable out of pocket expenses of the claims administrator), except to the extent that the holder of an allowed general unsecured claim agrees to a less favorable treatment, in full and final satisfaction, compromise, settlement, release or discharge of each allowed general unsecured claim.

•
Any claim against a Debtor subject to mandatory subordination pursuant to section 510(b) of the Bankruptcy Code (“Section 510(b) Claim”), if any, shall be discharged, canceled, released, and extinguished and shall be of no further force or effect, and holders of Section 510(b) Claims shall not receive any distribution on account of such Section 510(b) Claims.

•
Intercompany claims shall be reinstated or, at the Debtors’ option, cancelled. No distribution shall be made on account of any intercompany claims other than in the ordinary course of business of the Debtors, as applicable.

•	Intercompany interests shall be reinstated or, at the Debtors’ option, cancelled. No distribution shall be made on account of any Intercompany Interests.
Reorganization Items, Net
The Company has incurred and is expected to continue to incur significant costs associated with the reorganization. These costs, which are expensed as incurred, are expected to significantly affect the Company’s results of operations. Reorganization items represent costs and income directly associated with the Chapter 11 Cases, and will also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.
Effect of Filing on Creditors
Subject to certain exceptions, under the Bankruptcy Code, the filing of the Petition automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ prepetition liabilities are subject to settlement under the Bankruptcy Code. Although the filing of the Petition triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.
Rejection of Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and satisfaction of certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with any of the Debtors in this

Quarterly Report on Form 10-Q, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the applicable Debtor, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.
Process for Plan of Reorganization
On the Petition Date, the Debtors filed the Plan, which if confirmed by the Bankruptcy Court, would, among other things, resolve the Debtors’ prepetition obligations, issue new debt and equity for the reorganized Company and establish the reorganized Company’s corporate governance subsequent to exit from bankruptcy.
In addition to being voted on by holders of impaired claims and equity interests, the Plan must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. The Plan will be accepted by a class of holders of claims against the Debtors if at least one-half in number and two-thirds in dollar amount of claims actually voting in each class of claims impaired by the Plan have voted to accept the Plan. A class of claims or equity interests that does not receive or retain any property under the Plan on account of such claims or interests is deemed to have voted to reject the Plan.
Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm the Plan even if the Plan has not been accepted by all impaired classes of claims and equity interests. The precise requirements and evidentiary showing for confirming the Plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., unsecured or secured claims, subordinated or senior claims).
Although the Plan provides that the Debtors will emerge from bankruptcy as a going concern, there can be no assurance at this time that the Debtors will be able to successfully confirm and consummate the Plan or any other alternative restructuring transaction, including a sale of all or substantially all of the Debtors’ assets, that satisfies the conditions of the Bankruptcy Code and is confirmed by the Bankruptcy Court, or that the Plan will be implemented successfully. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
Bankruptcy Accounting and Financial Reporting
For the three and nine months ended September 30, 2018 and 2017, the consolidated financial statements have not been modified to reflect the bankruptcy filing. For periods subsequent to filing the Petition, the Company will apply ASC 852, Reorganizations, in preparing the consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the Chapter 11 Cases will be recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the balance sheet in liabilities subject to compromise. These liabilities will be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

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
On January 31, 2018, the Company sold its Gulf of Mexico properties. The Company received no consideration from the sale of these properties and is required to contribute approximately $3.8 million towards the future abandonment costs for the properties, which is included in other accrued liabilities on the Company's Consolidated Balance Sheet as of September 30, 2018. As a result of the sale, the Company extinguished approximately $28.2 million of its discounted asset retirement obligations. In connection with the sale, the Company expects to receive a cash refund of $12.4 million ($8.3 million was received during October 2018) related to a depositary account that serves to collateralize a portion of the Company's offshore bonds related to these properties, which is included in deposits for surety bonds on the Company's Consolidated Balance Sheet as of September 30, 2018. After finalizing purchase price adjustments, during October 2018 the Company settled the remaining liabilities related to this sale for $4.2 million. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties.

Acquisitions:
In December 2017, the Company entered into an oil focused play in central Louisiana targeting the Austin Chalk formation through the execution of agreements to acquire interests in approximately 24,600 gross acres. The Company has invested approximately $11.1 million as of September 30, 2018 in acquisition, engineering and geological costs and issued 2.0 million shares of common stock with respect to these interests.
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
In connection with an amendment to the Company's prior bank credit facility (which was replaced by the Old Loan Agreement (as defined below) in October 2016 and the Multidraw Term Loan Agreement (as defined below) in August 2018) prohibiting the Company from declaring or paying dividends on the Series B Preferred Stock, the Company suspended the quarterly cash dividend on its Series B Preferred Stock beginning with the dividend payment due on April 15, 2016. The Old Loan Agreement also prohibited, and the Multidraw Term Loan Agreement also prohibits the Company from declaring and paying cash dividends on the Series B Preferred Stock. Under the terms of the Series B Preferred Stock, any unpaid dividends will accumulate. As of September 30, 2018, the Company has deferred ten dividend payments and has accrued a $14.1 million payable related to the ten deferred payments and the quarterly dividend that was payable on October 15, 2018, which is included in preferred stock dividend payable on the Consolidated Balance Sheet. As a result of the restrictions under the Old Loan Agreement, the Company did not pay the dividend that was payable on July 15, 2017, which represented the sixth deferred dividend payment. As a result, the holders of the Series B Preferred Stock, voting as a single class, had the right prior to the Petition Date to elect two additional directors to the Company's Board of Directors (the "Board") until all accumulated and unpaid dividends on the Series B Preferred Stock are paid in full. On April 12, 2018, June 18, 2018 and September 7, 2018, the Company received written notices from separate holders of the Series B Preferred Stock exercising this right by requesting that the Board call a special meeting of the holders of the preferred stock for the purposes of electing the additional directors, as set forth in Section 4(ii) of the Certificate of Designations establishing the preferred stock, dated September 24, 2007. The April 12, 2018 and June 18, 2018 requests were subsequently withdrawn, but the September 7, 2018 request remains outstanding.
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

Note 5—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follow:

For the Three Months Ended September 30, 2018	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(4,979)	25,587	$(0.19)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(4,979)	25,587	$(0.19)

For the Nine Months Ended September 30, 2018	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(9,802)	25,565	$(0.38)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(9,802)	25,565	$(0.38)

For the Three Months Ended September 30, 2017	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(3,085)	21,230	$(0.15)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(3,085)	21,230	$(0.15)

For the Nine Months Ended September 30, 2017	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(11,387)	21,222	$(0.54)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(11,387)	21,222	$(0.54)

An aggregate of 1.9 million and 1.4 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 1.3 million shares were not included in the computation of diluted earnings per share for the three month periods ended September 30, 2018 and 2017, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for such periods.
An aggregate of 2.0 million and 1.4 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 1.3 million shares were not included in the computation of diluted earnings per share for the nine month periods ended September 30, 2018 and 2017, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for such periods.

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
On March 31, 2017, the Company redeemed its remaining outstanding 2017 Notes at a redemption price of $22.8 million. The redemption was funded by cash on hand and amounts borrowed under the Old Loan Agreement described below. On December 28, 2017, the Company issued approximately 2.2 million shares of common stock to extinguish approximately $4.8 million of outstanding principal amount of 2021 Notes.
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
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to guidance provided by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 470-60 "Troubled Debt Restructurings by Debtors." The Company determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million is reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall is being amortized under the effective interest method over the term of the 2021 PIK Notes. At September 30, 2018, $0.4 million of the shortfall remained as part of the carrying value of the 2021 PIK Notes and the Company recognized $84,000 of amortization expense as an increase to interest expense during the nine months ended September 30, 2018.
The Company previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange is now reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes is being amortized under the effective interest method over the term of the 2021 Notes. At September 30, 2018, $0.5 million of the excess remained as part of the carrying value of the 2021

Notes and the Company recognized $132,000 of amortization expense as a reduction to interest expense during the nine months ended September 30, 2018.
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
On October 17, 2016, the Company entered into a multidraw term loan agreement (the "Old Loan Agreement") with Franklin Custodian Funds - Franklin Income Fund, as a lender, and Wells Fargo Bank, National Association, as administrative agent (the "Agent"), replacing the prior credit agreement with JPMorgan Chase Bank, N.A. Effective August 14, 2018, the Company and certain of its subsidiaries entered into a Forbearance Agreement (the "Forbearance Agreement") with the Agent for the lenders with respect to the Old Loan Agreement. Pursuant to the Forbearance Agreement, the Agent and the lenders under the Old Loan Agreement agreed to forbear from taking any action with respect to certain specified events of default occurring under the Old Loan Agreement as a result of non-payment by the Company of interest with respect to the 2021 PIK Notes and 2021 Notes when due and payable on August 15, 2018 under the indentures governing those notes. On August 31, 2018, the Company and PetroQuest Energy, L.L.C. entered into a new Multidraw Term Loan Agreement (the "Multidraw Term Loan Agreement"), which replaced the Old Loan Agreement with the lenders party thereto from time to time (the "Lenders") and the Agent. The Multidraw Term Loan Agreement provides a multi-advance term loan facility in the principal amount of up to $50.0 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the "Term Loans") may be used to repay existing debt,to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. On August 31, 2018, the Company borrowed $50.0 million under the Term Loans, and repaid $32.5 million of outstanding borrowings under the Old Loan Agreement, plus accrued interest and fees, and retained the balance of the borrowings for general corporate purposes. As a result, as of September 30, 2018, the Company had no borrowing availability under the Multidraw Term Loan Agreement.
The Company’s obligations under the Multidraw Term Loan Agreement and the Term Loans are secured by a first priority lien on substantially all of the assets of the Company and certain of its subsidiaries, including a lien on all equipment and at least 90% of the aggregate total value of the oil and gas properties of the Company and its subsidiaries, a lien on certain undeveloped acreage, a pledge of the equity interests of PetroQuest Energy, L.L.C. (the "Borrower") and certain of the Company’s other subsidiaries, and corporate guarantees of the Company and certain of the Company’s other subsidiaries of the indebtedness of the Borrower. Term Loans under the Multidraw Term Loan Agreement bear interest at the rate of 10% per annum.
The Company and its subsidiaries are subject to a restrictive covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of the Company’s and its subsidiaries’ oil and gas properties, before any state, federal, foreign or other income taxes, attributable to total proved reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than (a) 1.4 to 1.0 as measured on September 30, 2018, and (b) 1.5 to 1.0 as measured on December 31, 2018 and the last day of each calendar quarter thereafter (the "Coverage Ratio"). If the Coverage Ratio is less than 1.4 to 1.0 as of September 30, 2018 or less than 1.5 to 1.0 as of December 31, 2018 or any quarterly measurement date thereafter, the Company may, at its option, prepay outstanding Term Loans or permanently reduce the then outstanding Term Loan Commitments (i.e. the available borrowings) under the Multidraw Term Loan Agreement, or a combination thereof, by a proportionate amount. As of September 30, 2018, the Coverage Ratio was greater than 1.4 to 1.0.
Sales of the Company’s and its subsidiaries’ oil and gas properties outside the ordinary course of business are limited under the terms of the Multidraw Term Loan Agreement. In addition, the Multidraw Term Loan Agreement prohibits the Company from declaring and paying dividends on its Series B Preferred Stock.
The Multidraw Term Loan Agreement also includes restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. Effective September 14, 2018, the Company and certain of its subsidiaries entered into a Forbearance Agreement (the "Loan Forbearance Agreement") with the Agent for the lenders with respect to the Multidraw Term

Loan Agreement. Pursuant to the Loan Forbearance Agreement, the Agent and Lenders agreed to forbear from taking any action with respect to certain anticipated events of default occurring under the Multidraw Term Loan Agreement as a result of the non-payment of interest with respect to the 2021 Notes and 2021 PIK Notes when due and payable on August 15, 2018 and such non-payment continuing for a period of 30 days under the indentures governing the notes. The Loan Forbearance Agreement was effective from September 14, 2018 until the earlier of (i) 11:59 p.m. Eastern time on September 28, 2018 or (ii) the occurrence of any specified forbearance default, which includes, among other things, any event of default under the Multidraw Term Loan Agreement other than the anticipated events of default or a breach by the Company or certain of its subsidiaries of the Loan Forbearance Agreement. On September 28, 2018, October 5, 2018, October 19, 2018 and October 31, 2018, the Company and certain of its subsidiaries, the Agent and the Lenders entered into first, second, third and fourth amendments to the Loan Forbearance Agreement that extended the September 28, 2018 deadline to 11:59 p.m. Eastern time on each of October 5, 2018, October 19, 2018, October 31, 2018 and November 6, 2018, respectively. The Loan Forbearance Agreement terminated on the commencement of the Chapter 11 Cases described in Note 2.
Effective September 14, 2018, the Company and certain of its subsidiaries entered into (i) a Forbearance Agreement (the "2021 Notes Forbearance Agreement") with certain holders (the "2021 Notes Supporting Holders") of approximately $7.3 million in aggregate principal amount (representing approximately 77.9% of the outstanding principal amount) of the 2021 Notes, and (ii) a Forbearance Agreement (the "2021 PIK Notes Forbearance Agreement" and together with the 2021 Notes Forbearance Agreement, the "Notes Forbearance Agreements") with certain holders (the "2021 PIK Notes Supporting Holders" and together with the 2021 Notes Supporting Holders, the "Supporting Holders") of approximately $194.6 million in aggregate principal amount (representing approximately 70.7% of the outstanding principal amount) of the 2021 PIK Notes.
Pursuant to the Notes Forbearance Agreements, the Supporting Holders agreed to forbear from exercising their rights and remedies under their respective indentures governing the 2021 Notes and the 2021 PIK Notes or the related security documents with respect to certain anticipated events of default occurring under the indentures as a result of the non-payment by the Company of interest with respect to the 2021 Notes and the 2021 PIK Notes when due and payable on August 15, 2018 and such non-payment continuing for a period of 30 days, until the earlier of (i) 11:59 p.m. Eastern time on September 28, 2018 and (ii) the date the Notes Forbearance Agreements otherwise terminate in accordance with the terms therein (the “Forbearance Period”). Pursuant to the Notes Forbearance Agreements, the Supporting Holders agreed to not deliver any notice or instruction in respect of the exercise of any of the rights and remedies otherwise available under the Indenture or the related security documents with respect to such anticipated events of default. The Supporting Holders also agreed to not transfer any ownership in the 2021 Notes and the 2021 PIK Notes held by any of the Supporting Holders during the Forbearance Period other than to potential transferees currently parties to, or who agree in writing to be bound by, the Notes Forbearance Agreements. On September 28, 2018, October 5, 2018, October 19, 2018 and October 31, 2018, the Company and certain of its subsidiaries, and the Supporting Holders entered into first, second, third and fourth amendments to the Notes Forbearance Agreements that extended the September 28, 2018 deadline to 11:59 p.m. Eastern time on each of October 5, 2018, October 19, 2018, October 31, 2018 and November 6, 2018, respectively. The Notes Forbearance Agreements terminated on the commencement of the Chapter 11 Cases described in Note 2.
The 2021 Notes are reflected net of $0.2 million of related unamortized financing costs as of September 30, 2018 and December 31, 2017 and the Term Loans are reflected net of $0.3 million and $2.0 million of related unamortized financing costs as of September 30, 2018 and December 31, 2017, respectively.
The following table reconciles the face value of the 2021 Notes, 2021 PIK Notes and Term Loans to the carrying value included in the Company's Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	2021 Notes	2021 PIK Notes	Term Loans	2021 Notes	2021 PIK Notes	Term Loans
Face Value	$9,427	$275,046	$50,000	$9,427	$263,202	$30,000
Unamortized Deferred Financing Costs	(193)	—	(284)	(212)	—	(2,037)
Excess (Shortfall) Carrying Value	473	(425)	—	606	(508)	—
Accrued PIK Interest	—	—	—	—	8,883	—
Carrying Value	$9,707	$274,621	$49,716	$9,821	$271,577	$27,963
The commencement of the Chapter 11 Cases, described in Note 2 above, constitutes an event of default that accelerated the obligations under the Multidraw Term Loan Agreement and the indentures governing the 2021 Notes and 2021 PIK Notes. The Multidraw Term Loan Agreement and the indentures governing the 2021 Notes and 2021 PIK Notes provide that as a result of the Petition, the principal and interest due thereunder shall be immediately due and payable. However, any efforts to enforce such payment obligations under such debt instruments will be automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of such debt instruments will be subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Note 7—Asset Retirement Obligation

The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Nine Months Ended September 30,
	2018	2017
Asset retirement obligation, beginning of period	$31,310	$36,610
Liabilities incurred	7	574
Liabilities settled	(503)	(2,486)
Accretion expense	282	1,671
Revisions in estimates	(66)	(161)
Divestiture of oil and gas properties	(28,234)	(248)
Asset retirement obligation, end of period	2,796	35,960
Less: current portion of asset retirement obligation	(459)	(1,630)
Long-term asset retirement obligation	$2,337	$34,330

The divestiture of oil and gas properties during 2018 totaling $28.2 million relates to the sale of the Company's Gulf of Mexico assets. The liabilities incurred, revisions in estimated cash flows and divestitures represent non-cash investing activities for purposes of the statement of cash flows.

Note 8—Derivative Instruments

The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At September 30, 2018, the Company had no outstanding derivative contracts.

Oil and gas sales include additions related to the settlement of oil hedges of ($401,000) and $618,000 for the three months ended September 30, 2018 and 2017, respectively. Oil and gas sales include additions (reductions) related to the settlement of gas hedges of $805,000 and $0 and oil hedges of ($1,026,000) and $404,000 for the nine months ended September 30, 2018 and 2017, respectively. On June 14, 2018, the Company's hedging counterparty, Koch Supply & Trading, LP, terminated the only outstanding hedge contract resulting in a settlement of $0.5 million. The settlement at the termination date remained in accumulated other comprehensive loss and is being reclassified to earnings as the hedged volumes are produced over the original term of the contract.

Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
September 30, 2018	Derivative liability	$—
December 31, 2017	Derivative asset	$1,174
December 31, 2017	Derivative liability	$(731)

Effect of Cash Flow Hedges on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2018 and 2017:

Instrument	Amount of Gain Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain (Loss) Reclassified into Oil and Gas Sales
Commodity Derivatives - September 30, 2018	$—	Oil and gas sales	$(401)
Commodity Derivatives - September 30, 2017	$591	Oil and gas sales	$618

Effect of Cash Flow Hedges on the Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2018 and 2017:

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain (Loss) Reclassified into Oil and Gas Sales
Commodity Derivatives - September 30, 2018	$(990)	Oil and gas sales	$(222)
Commodity Derivatives - September 30, 2017	$5,636	Oil and gas sales	$404

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
The following table summarizes the fair value of the Company’s derivatives subject to fair value measurement on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
September 30, 2018	$—	$—	$—
December 31, 2017	$—	$443	$—

The fair value of the Company's cash and cash equivalents approximated book value at September 30, 2018 and December 31, 2017. The fair value of the Term Loans was determined using Level 2 inputs and approximated face value as of September 30, 2018 and December 31, 2017. The fair value of the 2021 Notes and 2021 PIK Notes was determined based upon market quotes provided by an independent broker, which represent a Level 2 input. The following table summarizes the fair value, carrying value and face value of the 2021 Notes and 2021 PIK Notes as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Fair Value	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value
2021 Notes	$4,155	$9,427	$9,707	$7,306	$9,427	$9,821
2021 PIK Notes	121,240	275,046	274,621	198,717	263,202	271,577
	$125,395	$284,473	$284,328	$206,023	$272,629	$281,398

Note 10—Income Taxes
The Company typically provides for income taxes at a statutory rate adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs recognized, the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $117.5 million and $115.9 million as of September 30, 2018 and December 31, 2017, respectively.
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, eliminates the corporate alternative minimum tax and changes how existing alternative minimum tax credits are realized, creates a new limitation on deductible interest expense and changes the rules related to uses and limitations of net operating loss carryforwards generated in tax years beginning after December 31, 2017. The Company made a reasonable estimate of the effects on its existing deferred tax balances and recognized a provisional amount of $64.9 million as of December 31, 2017 to remeasure deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is generally 21%. This amount was included as a component of income tax expense (benefit) from continuing operations and was fully offset by the related adjustment to the Company's valuation allowance. The Company finalized its accounting for the Act in connection with the filing of its 2017 federal tax return and determined no adjustment was necessary to the previously recognized provisional amount.

Note 11 - Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended September 30, 2018 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of June 30, 2018	$(610)	$(192)	$(802)
Amounts reclassified from accumulated other comprehensive loss:
Oil and gas sales	401	—	401
Income tax effect	(96)	96	—
Net of tax	305	96	401

Net other comprehensive income	305	96	401
Balance as of September 30, 2018	$(305)	$(96)	$(401)

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the nine month period ended September 30, 2018 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2017	$278	$—	$278
Other comprehensive income before reclassifications:
Change in fair value of cash flow derivatives	(990)	—	(990)
Income tax effect	238	(238)	—
Net of tax	(752)	(238)	(990)
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	222	—	222
Income tax effect	(53)	142	89
Net of tax	169	142	311
Net other comprehensive loss	(583)	(96)	(679)
Balance as of September 30, 2018	$(305)	$(96)	$(401)

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended September 30, 2017 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of June 30, 2017	$320	$—	$320
Other comprehensive income before reclassifications:
Change in fair value of derivatives	591	—	591
Income tax effect	(220)	—	(220)
Net of tax	371	—	371
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(618)	—	(618)
Income tax effect	230	—	230
Net of tax	(388)	—	(388)
Net other comprehensive loss	(17)	—	(17)
Balance as of September 30, 2017	$303	$—	$303

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the nine month period ended September 30, 2017 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2016	$(2,983)	$(1,767)	$(4,750)
Other comprehensive income before reclassifications:
Change in fair value of derivatives	5,636	—	5,636
Income tax effect	(2,096)	1,767	(329)
Net of tax	3,540	1,767	5,307
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(404)	—	(404)
Income tax effect	150	—	150
Net of tax	(254)	—	(254)
Net other comprehensive loss	3,286	1,767	5,053
Balance as of September 30, 2017	$303	$—	$303

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
Sales of oil, natural gas and NGL production are recognized when the product is delivered and title transfers to the purchaser and payment is generally received one to two months after the sale has occurred. The Company had $6.8 million of revenue receivable at September 30, 2018, comprised of $1.8 million of oil revenue, $3.5 million of natural gas revenue and $1.5 million of NGL revenue.
The following table includes a disaggregation of revenue by product including the effects of hedges in place (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Oil production	$5,211	$7,107	$17,138	$21,278
Natural gas production	11,344	16,428	38,054	40,841
Natural gas liquids production	4,331	4,649	12,118	11,088
Total	$20,886	$28,184	$67,310	$73,207

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
Our liquidity position has been negatively impacted by lower commodity prices beginning in 2014. In response to the lower commodity prices, we executed the following actions beginning in 2015 aimed at increasing liquidity, reducing overall debt levels and extending debt maturities:

•	Completed the sale of our Oklahoma assets for $292.6 million;

•	Completed two debt exchanges in 2016 to extend maturities on a significant portion of debt and to reduce cash interest expense until August 2018;

•	Reduced total debt 21% from $425 million at December 31, 2014 to $334 million at September 30, 2018;

•	Entered into a new $50 million term loan agreement maturing in 2020;

•
Sold our Gulf of Mexico assets resulting in the extinguishment of $28.2 million of discounted asset retirement obligations from our balance sheet and the expected refund of $12.4 million of cash collateral ($8.3 million of which was received during October 2018) used to secure our offshore bonding; and

•	Reduced capital spending in 2018.
Despite the foregoing actions, our overall liquidity position and our cash available for capital expenditures continue to be negatively impacted by continued weak natural gas prices, declining production and increasing cash interest expense on outstanding indebtedness. Due to the sale of our Gulf of Mexico properties in January 2018 and normal production declines, our production declined by 41% in the third quarter of 2018 when compared to the fourth quarter of 2017 and our cash flow from operations for the nine months ended September 30, 2018 was $1.9 million. The sale of our Gulf of Mexico properties when combined with reduced capital spending in 2018 is expected to result in declining production, proved reserves and cash flow from operations during 2018 when compared to 2017. At September 30, 2018, we had approximately $25.5 million of cash and approximately $334.5 million aggregate principal amount of outstanding indebtedness, and we had deferred ten dividend payments with respect to our Series B Preferred Stock and accrued a $14.1 million payable related to the ten deferred payments and the quarterly dividend that was payable on October 15, 2018. In addition, beginning with the August 15, 2018 interest payment on our 2021 PIK Notes (as defined below), we are required to pay interest on our 2021 PIK Notes at 10% in cash (instead of 1% in cash and 9% in payment in kind). We elected not to pay the cash interest payments that were due on August 15, 2018 under our 2021 PIK Notes and 2021 Notes (as defined below) which totaled approximately $14.2 million.
As a result of the forgoing, we engaged in discussions and negotiations with the lenders under the Multidraw Term Loan Agreement, certain holders of the 2021 Notes and the 2021 PIK Notes, and their legal and financial advisors regarding various alternatives with respect to our capital structure and financial position, including our significant amount of indebtedness and the August 15, 2018 interest payments overdue on our 2021 PIK Notes and 2021 Notes.
Voluntary Reorganization under Chapter 11 of the Bankruptcy Code
As a result of the forgoing discussions and negotiations, on November 6, 2018 (the “Petition Date”), we and our direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions (collectively, the “Petition,” and the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 Cases are being administered jointly under the caption In re: PetroQuest Energy, Inc., et. al. (Case No. 18-36322).

The Debtors will continue to operate as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. We expect ordinary-course operations to continue substantially uninterrupted during and after the Chapter 11 Cases.
Restructuring Support Agreement
In connection with the Chapter 11 filing, on the Petition Date, the Debtors entered into a restructuring support agreement (the “Restructuring Support Agreement”) with (i) holders (the “2021 Noteholders”) of 81.83% of our 10% Second Lien Secured Senior Notes due 2021 (the “2021 Notes”), (ii) holders (the “2021 PIK Noteholders” and, together with the 2021 Noteholders, the “Supporting Noteholders”) of 84.76% of our 10% Second Lien Senior Secured PIK Notes due 2021 (the “2021 PIK Notes”), and (iii) each of the lenders, or investment advisors or managers for the account of each of the lenders (collectively, and any successors or permitted assigns that become party thereto, the “Supporting Lenders” and collectively with the Supporting Noteholders, the “Supporting Parties”) under our Multidraw Term Loan Agreement.
The Restructuring Support Agreement contemplates the restructuring (the “Restructuring”) of the Debtors pursuant to the plan of reorganization attached thereto (the “Plan”), the terms of which have been agreed upon by the Debtors and Supporting Parties.
The Restructuring Support Agreement provides for certain milestones requiring, among other things, that the Debtors commence the solicitation of votes to accept or reject the Plan on or before November 20, 2018, the confirmation order be entered by the Bankruptcy Court on or before December 21, 2018 and the Plan becomes effective on or before December 31, 2018.
The Restructuring Support Agreement contains certain covenants on the part of each of the Debtors and the Supporting Parties, including, subject to the terms of the Restructuring Support Agreement, limitations on the parties’ ability to pursue transactions other than the Restructuring, commitments by the Supporting Parties to vote in favor of the Plan, and commitments of the Debtors and the Supporting Parties to negotiate in good faith to finalize the documents and agreements governing the Restructuring. The Restructuring Support Agreement also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Restructuring Support Agreement.
The Debtors have also filed a motion, and the Bankruptcy Court has entered an interim order, placing restrictions on the trading of the Company’s equity securities for the purpose of preserving certain tax attributes.
Proposed Chapter 11 Restructuring
The Plan provides, among other things, that:

•
Existing common stock and preferred stock of the Company would be extinguished, and existing equity holders would not receive or retain any distribution, property or other value on account of or consideration in respect of their equity interests.

•
Holders of claims (the “First Lien Claims”) arising on account of the Multidraw Term Loan Agreement will be allowed in the aggregate amount of $50,000,000, plus any accrued and unpaid interest and expenses. Each holder of First Lien Claims will receive cash equal to the amount of its claim from funds available pursuant to the Exit Facility in an aggregate amount of $50 million on the terms and conditions described in the Restructuring Support Agreement (the “Exit Facility”).

•
Holders of claims relating to the 2021 Notes (the “Second Lien Notes Claims”) will be allowed in the aggregate amount of $9,427,000, plus any accrued and unpaid interest thereon payable through the Petition Date. Each holder of Second Lien Notes will receive (i) its pro rata share of 100% of the common stock in the reorganized Company (the “New Equity”) on account of such Second Lien Notes Claims, subject to (x) dilution from the issuance of New Equity in connection with the long-term management incentive plan for the reorganized Debtors (the “Management Incentive Plan”) and (y) the New Equity payable to the parties backstopping the Exit Facility (the “Put Option Premium”), and (ii) its pro rata share of $80 million in 10% Secured PIK Notes due 2023 (the “New 2023 PIK Notes”) issued by the reorganized Company pursuant to the indenture dated as of the date the Plan is declared effective (the “Effective Date”); such pro rata share of the New Equity and the New 2023 PIK Notes calculated by including the $275,045,768 (plus any accrued and unpaid interest) of Second Lien PIK Notes Claims as claims that will share pro rata in 100% of the New Equity, subject to (x) dilution from the issuance of New Equity in connection with the Management Incentive Plan and (y) the Put Option Premium.

•
Holders of claims relating to the 2021 PIK Notes (the “Second Lien PIK Notes Claims”) will be allowed in the aggregate amount of $275,045,768, plus any accrued and unpaid interest thereon payable through the Petition Date. Each holder of Second Lien PIK Notes will receive (i) its pro rata share of 100% of the New Equity on account of such Second Lien PIK Notes Claims, subject to (x) dilution from the issuance of New Equity in connection with the Management Incentive Plan and (y) the Put Option Premium, and (ii) its pro rata share of $80 million in New 2023 PIK Notes; such pro rata share of the New Equity and the New 2023 PIK Notes calculated by including the $9,427,000 (plus any accrued and unpaid interest) of Second Lien Notes Claims as claims that will share pro rata in 100% of the New Equity, subject to

(x) dilution from the issuance of New Equity in connection with the Management Incentive Plan and (y) the Put Option Premium.

•
Holders of allowed priority claims (other than a priority tax claim or administrative claim) will receive either: (i) payment in full, in cash, equal to the full allowed amount of such claim or (ii) such other treatment as may otherwise be agreed to by such holder, the Debtors, and the Requisite Creditors (as defined the Restructuring Support Agreement).

•
Holders of secured claims (other than a secured tax claim, First Lien Claim, or Second Lien Notes Claim) will receive, at the Debtors’ election, either: (i) cash equal to the full allowed amount of such claim, (ii) reinstatement of such holder’s claim, (iii) the return or abandonment of the collateral securing such claim to such holder, or (iv) such other treatment as may otherwise be agreed to by such holder, the Debtors and the Requisite Creditors.

•
Holders of secured tax claims will receive, at the Debtor’s election, either (i) cash equal to the full amount of its claim, (ii) reinstatement of such holder’s priority tax claim, (iii) the return or abandonment of the collateral securing such claim to such holder, or (iv) such other treatment as may otherwise be agreed to by such Holder, the Debtors and the Requisite Creditors.

•
Holders of general unsecured claims will receive their pro rata share of $400,000 (less the reasonable out of pocket expenses of the claims administrator), except to the extent that the holder of an allowed general unsecured claim agrees to a less favorable treatment, in full and final satisfaction, compromise, settlement, release or discharge of each allowed general unsecured claim.

•
Any claim against a Debtor subject to mandatory subordination pursuant to section 510(b) of the Bankruptcy Code (“Section 510(b) Claim”), if any, shall be discharged, canceled, released, and extinguished and shall be of no further force or effect, and holders of Section 510(b) Claims shall not receive any distribution on account of such Section 510(b) Claims.

•
Intercompany claims shall be reinstated or, at the Debtors’ option, canceled. No distribution shall be made on account of any intercompany claims other than in the ordinary course of business of the Debtors, as applicable.

•	Intercompany interests shall be reinstated or, at the Debtors’ option, canceled. No distribution shall be made on account of any Intercompany Interests.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Production:
Oil (Bbls)	75,497	142,830	260,551	423,231
Gas (Mcf)	3,838,232	5,336,119	12,628,882	13,218,475
Ngl (Mcfe)	802,733	1,283,900	2,600,987	3,268,206
Total Production (Mcfe)	5,093,947	7,476,999	16,793,175	19,026,067
Sales:
Total oil sales	$5,210,740	$7,106,913	$17,138,048	$21,277,840
Total gas sales	11,344,263	16,427,965	38,053,519	40,841,252
Total ngl sales	4,330,514	4,649,157	12,118,068	11,087,868
Total oil, gas, and ngl sales	$20,885,517	$28,184,035	$67,309,635	$73,206,960
Average sales prices:
Oil (per Bbl)	$69.02	$49.76	$65.78	$50.27
Gas (per Mcf)	2.96	3.08	3.01	3.09
Ngl (per Mcfe)	5.39	3.62	4.66	3.39
Per Mcfe	4.10	3.77	4.01	3.85
The above sales and average sales prices include increases (decreases) to revenue related to the settlement of oil hedges of ($401,000) and $618,000 for the three months ended September 30, 2018 and 2017, respectively. The above sales and average sales prices include increases (decreases) to revenue related to the settlement of gas hedges of $805,000 and $0 and oil hedges of ($1,026,000) and $404,000 for the nine months ended September 30, 2018 and 2017, respectively. Please see Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for further details on our hedging program and our current hedging arrangements.
In January 2018, we completed the sale of our Gulf of Mexico assets. During the three and nine months ended September 30, 2017, these assets contributed the following to our oil and gas operations:

	Three months ended September 30, 2017	Percent of Total Company	Nine months ended September 30, 2017	Percent of Total Company
Production:
Oil (Bbls)	65,384	46%	220,629	52%
Gas (Mcf)	1,242,503	23%	2,853,696	22%
Ngl (Mcfe)	182,442	14%	359,536	11%
Total Production (Mcfe)	1,817,249	24%	4,537,006	24%
Sales:
Total oil sales	$3,203,725	45%	$11,063,523	52%
Total gas sales	3,661,289	22%	8,697,533	21%
Total ngl sales	667,854	14%	1,250,432	11%
Total oil and gas sales	$7,532,868	27%	$21,011,488	29%

Net loss available to common stockholders totaled $4,979,000 and $3,085,000 for the three months ended September 30, 2018 and 2017, respectively, while net loss available to common stockholders totaled $9,802,000 and $11,387,000 for the nine months ended September 30, 2018 and 2017, respectively. The primary fluctuations were as follows:
Production Total production decreased 32% and 12% during the three and nine month periods ended September 30, 2018, respectively, as compared to the 2017 periods, but has decreased by 41% in the third quarter of 2018 when compared to the fourth quarter of 2017. The decreases in production as compared to 2017 were due primarily to the sale of our Gulf of Mexico assets in January 2018 and normal production declines at our legacy Gulf Coast and East Texas fields. Partially offsetting these decreases were increases as a result of the success of our East Texas drilling program. As a result of reduced capital spending and the sale of our Gulf of Mexico assets which contributed 24% of our total production in 2017, we expect our total production during the remainder of 2018 to decline as compared to 2017.
Gas production during the three and nine month periods ended September 30, 2018 decreased 28% and 4%, respectively, from the comparable periods in 2017, but has decreased by 40% in the third quarter of 2018 when compared to the fourth quarter of 2017. The decrease in gas production as compared to the 2017 periods was due to the sale of our Gulf of Mexico assets and normal production declines at our legacy Gulf Coast and East Texas fields. Partially offsetting these decreases were increases as a result of our successful East Texas drilling program and the successful recompletion of our Thunder Bayou well. As a result of reduced capital spending and the sale of our Gulf of Mexico assets which contributed 22% of our gas production in 2017, we expect our 2018 average daily gas production to decline as compared to the average daily gas production realized during 2017.
Oil production during the three and nine month periods ended September 30, 2018 decreased 47% and 38%, respectively, from the comparable 2017 periods, and has decreased by 55% in the third quarter of 2018 when compared to the fourth quarter of 2017. The decrease in oil production as compared to the 2017 periods was due primarily to the sale of our Gulf of Mexico assets and the sale of our E. Lake Verret field during the second quarter of 2017. Partially offsetting this decrease was an increase as a result of the successful recompletion of our Thunder Bayou well and our successful East Texas drilling program. As a result of reduced capital spending and the sale of our Gulf of Mexico assets which contributed 52% of our oil production in 2017, we expect our 2018 average daily oil production to decline as compared to the average daily oil production realized during 2017.
Ngl production during the three and nine month periods ended September 30, 2018 decreased 37% and 20%, respectively, from the comparable 2017 periods primarily as a result of the sale of our Gulf of Mexico assets and normal production declines at our legacy Gulf Coast and East Texas fields. These decreases were partially offset by the successful recompletion of our Thunder Bayou well during the first quarter of 2017 and our successful drilling program in East Texas. We expect our 2018 average daily Ngl production to decline as compared to the average daily Ngl production realized during 2017.
Prices Including the effects of hedges, average gas prices per Mcf for the three and nine month periods ended September 30, 2018 were $2.96 and $3.01, respectively, as compared to $3.08 and $3.09, respectively, for the 2017 periods. Average oil prices per Bbl for the three and nine months ended September 30, 2018 were $69.02 and $65.78, respectively, as compared to $49.76 and $50.27, respectively, for the 2017 periods and average Ngl prices per Mcfe for the three and nine month periods ended September 30, 2018 were $5.39 and $4.66, respectively, as compared to $3.62 and $3.39, respectively, for the 2017 periods. Stated on an Mcfe basis, unit prices received during the nine months ended September 30, 2018 were 4% higher than prices received during the comparable 2017 period.
Revenue Including the effects of hedges, oil and gas sales during the three months ended September 30, 2018 decreased 26% to $20,886,000 as compared to $28,184,000 during the 2017 period. Including the effects of hedges, oil and gas sales during the nine months ended September 30, 2018 decreased 8% to $67,310,000, as compared to $73,207,000 during the 2017 period. The decrease during the third quarter of 2018 was primarily the result of the production decreases due to the sale of our Gulf of Mexico assets.
Expenses Lease operating expenses for the three and nine months ended September 30, 2018 totaled $4,368,000 and $16,380,000, respectively, as compared to $8,863,000 and $23,052,000, respectively, during the 2017 periods. Per unit lease operating expenses totaled $0.86 and $0.98 per Mcfe for the three and nine months ended September 30, 2018, respectively, as compared to $1.19 and $1.21 per Mcfe, respectively during the 2017 periods. The decreases in per unit lease operating expenses for the three and nine months ended September 30, 2018 are primarily a result of the divestiture of our Gulf of Mexico wells which had a higher per unit rate as compared to our remaining East Texas and South Louisiana wells. We expect lease operating expenses during the remainder of 2018 to decrease on an absolute value basis and a per unit basis as compared to 2017 as a result of the Gulf of Mexico sale.
Production taxes for the three and nine months ended September 30, 2018 totaled $890,000 and $2,451,000, respectively, as compared to $1,112,000 and $1,990,000 during the 2017 periods. Per unit production taxes totaled $0.17 and $0.15 per Mcfe, respectively, during the three and nine months ended September 30, 2018, as compared to $0.15 and $0.10 per Mcfe, respectively, during the 2017 periods. The increase in production taxes during the nine month 2018 period was primarily due to the expiration of the two-year tax exemption on our Thunder Bayou well in June 2017 while the decrease during the third quarter of 2018 was a result of refunds received for previously paid severance tax for wells in East Texas which qualified for a high cost tax deduction.
General and administrative expenses during the three and nine months ended September 30, 2018 totaled $4,780,000 and $12,084,000, respectively, as compared to $3,341,000 and $10,808,000 during the respective 2017 periods. The increase in general and administrative expenses during the 2018 periods is a result of approximately $2,305,000 of costs related to the ongoing assessment of our capital structure. Share-based compensation costs totaled $237,000 and $730,000, respectively, during the three and nine months ended September 30, 2018 as compared to $312,000 and $1,134,000 during the respective 2017 periods. We capitalized $1,285,000 and $4,351,000, respectively, of general and administrative expenses during the three and nine month periods ended September 30, 2018 compared to $1,310,000 and $4,654,000 during the respective 2017 periods.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three and nine months ended September 30, 2018 totaled $5,431,000, or $1.07 per Mcfe, and $17,810,000, or $1.06 per Mcfe, respectively, as compared to

$8,700,000, or $1.16 per Mcfe, and $21,461,000, or $1.13 per Mcfe, during the respective 2017 periods. The decrease in the per unit DD&A rate for the nine months ended September 30, 2018 is primarily the result of the divestiture of our Gulf of Mexico assets in January 2018 and the sale of our East Texas saltwater assets during the fourth quarter of 2017. We expect our DD&A rate to approximate the third quarter rate during the remainder of 2018.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $9,371,000 and $24,488,000 during the three and nine months ended September 30, 2018, as compared to $7,371,000 and $21,776,000 during the respective 2017 periods. The increase in interest expense during the three and nine months periods ended September 30, 2018 as compared to 2017 was due to the write off in September 2018 of the remaining deferred financing costs related to our Old Loan Agreement in the amount of $1,635,000. During the three and nine month periods ended September 30, 2018, our capitalized interest totaled $461,000 and $1,318,000, respectively, as compared to $338,000 and $1,046,000 during the respective 2017 periods. The terms of our 2021 PIK Notes allowed us the option to pay interest on the 2021 PIK Notes at 1% in cash and 9% in payment in kind through the payment due on February 15, 2018. Starting with the interest payment due on August 15, 2018, we are required to pay interest at 10% in cash. See "Overview - Voluntary Reorganization under Chapter 11 of the Bankruptcy Code" for more information.
Income tax expense (benefit) during the nine month period ended September 30, 2018 was $144,000 as compared to $(274,000) during the nine months ended September 30, 2017. We typically provide for income taxes at a statutory federal income tax rate adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of ceiling test write-downs recognized in 2016 and prior years, we have incurred a three-year cumulative loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $117,472,000 as of September 30, 2018.
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. We made a reasonable estimate of the effects on existing deferred tax balances and recognized a provisional amount of approximately $64.9 million as of December 31, 2017 to remeasure deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is generally 21%. We finalized our accounting for the Act in connection with the filing of our 2017 federal tax return and determined no adjustment was necessary to the previously recognized provisional amount.
Liquidity and Capital Resources
At September 30, 2018, we had working capital of approximately $14.0 million as compared to a working capital deficit of approximately $5.9 million as of December 31, 2017. We have historically financed our acquisition, exploration and development activities principally through cash flow from operations, borrowings from banks and other lenders, issuances of equity and debt securities, joint ventures and sales of assets. However, our liquidity position has been negatively impacted by lower commodity prices beginning in 2014. In response to lower commodity prices we executed a number of transactions described in "Overview" above aimed at increasing liquidity, reducing overall debt levels and extending debt maturities.
Despite such actions, our overall liquidity position and our cash available for capital expenditures continue to be negatively impacted by continued weak natural gas prices, declining production and increasing cash interest expense on our outstanding indebtedness. Due to the sale of our Gulf of Mexico properties in January 2018 and normal production declines, our production declined by 41% in the third quarter of 2018 when compared to the fourth quarter of 2017, and our cash flow from operations for the nine months ended September 30, 2018 was $1.9 million. The sale of our Gulf of Mexico properties when combined with reduced capital spending in 2018 is expected to result in declining production, proved reserves and cash flow from operations during 2018 when compared to 2017. At September 30, 2018, we had approximately $25.5 million of cash and approximately $334.5 million aggregate principal amount of outstanding indebtedness, and we had deferred ten dividend payments with respect to our Series B Preferred Stock and accrued a $14.1 million payable related to the ten deferred payments and the quarterly dividend that was payable on October 15, 2018. In addition, beginning with the August 15, 2018 interest payment on our 2021 PIK Notes (as defined below), we are required to pay interest on our 2021 PIK Notes at 10% in cash (instead of 1% in cash and 9% in payment in kind). We elected not to pay the cash interest payments that were due on August 15, 2018 under our 2021 PIK Notes and 2021 Notes (as defined below) which totaled approximately $14.2 million.
As a result of the forgoing, we engaged in discussions and negotiations with the lenders under the Multidraw Term Loan Agreement, certain holders of the 2021 Notes and the 2021 PIK Notes, and their legal and financial advisors, regarding various alternatives with respect to our capital structure and financial position, including our significant amount of indebtedness and the August 15, 2018 interest payments overdue on our 2021 PIK Notes and 2021 Notes. As a result of the forgoing discussions and negotiations, on November 6, 2018, we and our direct and indirect subsidiaries filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. See “Overview - Voluntary Reorganization under Chapter 11 of the Bankruptcy Code” above for more information. Since the Chapter 11 filings on November 6, 2018, our principal sources of liquidity have been limited to cash flow from operations and cash on hand. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with the preparation and administration of the Chapter 11 Cases. See "Item 1A Risk Factors".
Source of Capital: Operations
Net cash flow provided by operations decreased from $35.3 million during the nine months ended September 30, 2017 to $1.9 million during the 2018 period. The decrease in operating cash flow during 2018 as compared to 2017 is primarily attributable to reductions in our accounts payable to vendors and additional payments made to post collateral into a depositary account to support the bonds that cover our offshore decommissioning liabilities, a portion of which were refunded during October 2018.
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
On January 31, 2018, we sold our Gulf of Mexico properties. Although we received no cash proceeds from the sale of these properties and are required to contribute approximately $3.8 million toward future abandonment costs, we will no longer have an obligation for $35.1 million of estimated undiscounted future abandonment costs related to the properties sold. Additionally, we expect to receive a refund of $12.4 million ($8.3 million of which was received during October 2018) related to a depositary account that served to collateralize a portion of our offshore bonds related to these properties. After finalizing purchase price adjustments, during October 2018 we settled the remaining liabilities related to this sale for $4.2 million.
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
On March 31, 2017, we redeemed our remaining outstanding 2017 Notes at a redemption price of $22.8 million. The redemption was funded by cash on hand and $20 million borrowed under the Old Loan Agreement described below. On December 28, 2017, we issued approximately 2.2 million shares of common stock to extinguish $4.8 million of outstanding principal amount of 2021 Notes.
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

The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to guidance provided by ASC 470-60 "Troubled Debt Restructurings by Debtors." We determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million is reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall is being amortized under the effective interest method as an addition to interest expense over the term of the 2021 PIK Notes. At September 30, 2018, $0.4 million of the shortfall remained as part of the carrying value of the 2021 PIK Notes and we recognized $84,000 of amortization expense as an increase to interest expense during the nine months ended September 30, 2018.
We previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange is now reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes is being amortized under the effective interest method over the term of the 2021 Notes. At September 30, 2018, $0.5 million of the excess remained as part of the carrying value of the 2021 Notes and the Company recognized $132,000 of amortization expense as a reduction to interest expense during the nine months ended September 30, 2018.
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
On October 17, 2016, we entered into a multidraw term loan agreement (the "Old Loan Agreement") with Franklin Custodian Funds - Franklin Income Fund, as a lender, and Wells Fargo Bank, National Association, as administrative agent (the "Agent"), replacing the prior credit agreement with JPMorgan Chase Bank, N.A. Effective August 14, 2018, we entered into a Forbearance Agreement (the "Forbearance Agreement") with the Agent for the lenders with respect to the Old Loan Agreement. Pursuant to the Forbearance Agreement, the Agent and the lenders under the Old Loan Agreement agreed to forbear from taking any action with respect to certain specified events of default occurring under the Old Loan Agreement as a result of our non-payment of interest with respect to the 2021 PIK Notes and 2021 Notes when due and payable on August 15, 2018 under the indentures governing those notes. On August 31, 2018, we entered into a new Multidraw Term Loan Agreement (the "Multidraw Term Loan Agreement"), which replaced the Old Loan Agreement, with the lenders party thereto from time to time (the "Lenders") and the Agent. The Multidraw Term Loan Agreement provides a multi-advance term loan facility in the principal amount of up to $50.0 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the "Term Loans") may be used to repay existing debt, to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. On August 31, 2018, we borrowed $50.0 million under the Term Loans, and repaid $32.5 million of outstanding borrowings under the Old Loan Agreement, plus accrued interest and fees, and retained the balance of the borrowings for general corporate purposes. As a result, as of September 30, 2018, we had no borrowing availability under the Multidraw Term Loan Agreement.
Our obligations under the Multidraw Term Loan Agreement and the Term Loans are secured by a first priority lien on substantially all of our assets, including a lien on all equipment and at least 90% of the aggregate total value of the oil and gas properties, a lien on certain undeveloped acreage, a pledge of the equity interests of PetroQuest Energy, L.L.C. (the "Borrower") and certain of our other subsidiaries, and corporate guarantees by us and certain of our subsidiaries of the indebtedness of the Borrower. Term Loans under the Multidraw Term Loan Agreement bear interest at the rate of 10% per annum.
We are subject to a restrictive covenant under the Multidraw Term Loan Agreement, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of our oil and gas properties, before any state, federal, foreign or other income taxes, attributable to total proved reserves, using three-year strip prices in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the outstanding Term Loans and the then outstanding commitments to provide Term Loans, that shall not be less than (a) 1.4 to 1.0 as measured on September 30, 2018, and (b) 1.5 to 1.0 as measured on December 31, 2018 and the last day of each calendar quarter thereafter (the "Coverage Ratio"). If the Coverage Ratio is less than 1.4 to 1.0 as of September 30, 2018 or less than 1.5 to 1.0 as of December 31, 2018 or any quarterly measurement date thereafter, we may, at our option, prepay outstanding Term Loans or permanently reduce the then outstanding Term Loan Commitments (i.e. the available borrowings) under the Multidraw Term Loan Agreement, or a combination thereof, by a proportionate amount. As of September 30, 2018, the Coverage Ratio was greater than 1.4 to 1.0.
Sales of our oil and gas properties outside the ordinary course of business are limited under the terms of the Multidraw Term Loan Agreement. In addition, the Multidraw Term Loan Agreement prohibits us from declaring and paying dividends on the Series B Preferred Stock.
The Multidraw Term Loan Agreement also includes restrictions with respect to debt, liens, dividends, distributions and redemptions, investments, loans and advances, nature of business, international operations and foreign subsidiaries, leases, sale or discount of receivables, mergers or consolidations, sales of properties, transactions with affiliates, negative pledge agreements, gas imbalances and swap agreements. Effective September 14, 2018, we entered into a Forbearance Agreement (the "Loan Forbearance Agreement") with the Agent for the lenders with respect to the Multidraw Term Loan Agreement. Pursuant to the Forbearance Agreement, the Agent and Lenders agreed to forbear from taking any action with respect to certain anticipated events of default occurring under the Multidraw Term Loan Agreement as a result of the non-payment of interest with respect to the 2021 Notes and 2021 PIK Notes when due and payable on August 15, 2018 and such non-payment continuing for a period of 30 days under the indentures governing the notes. The Loan Forbearance Agreement was effective from September 14, 2018 until the earlier of (i) 11:59 p.m. Eastern time on September 28, 2018 or (ii) the occurrence of any specified forbearance default, which includes, among other things, any event of default under the Multidraw Term Loan Agreement other than the anticipated events of default or a breach by us of the Loan Forbearance Agreement. On September 28, 2018, October 5, 2018, October 19, 2018 and October 31, 2018, we, the Agent and the Lenders entered into first, second, third and fourth amendments to the Loan Forbearance Agreement that extended the September 28, 2018 deadline to 11:59 p.m. Eastern time on each of October 5, 2018, October 19, 2018, October 31, 2018 and November 6, 2018, respectively. The Loan Forbearance Agreement terminated on the commencement of the Chapter 11 Cases.
Effective September 14, 2018, we entered into (i) a Forbearance Agreement (the "2021 Notes Forbearance Agreement") with certain holders (the "2021 Notes Supporting Holders") of approximately $7.3 million in aggregate principal amount (representing approximately 77.9% of the outstanding principal amount) of the 2021 Notes, and (ii) a Forbearance Agreement (the "2021 PIK Notes Forbearance Agreement" and together with the 2021 Notes Forbearance Agreement, the "Notes Forbearance Agreements") with certain holders (the "2021 PIK Notes Supporting Holders" and together with the 2021 Notes Supporting Holders, the "Supporting Holders") of approximately $194.6 million in aggregate principal amount (representing approximately 70.7% of the outstanding principal amount) of the 2021 PIK Notes.
Pursuant to the Notes Forbearance Agreements, the Supporting Holders agreed to forbear from exercising their rights and remedies under their respective indentures governing the 2021 Notes and the 2021 PIK Notes or the related security documents with respect to certain anticipated events of default occurring under the indentures as a result of the non-payment by us of interest with respect to the 2021 Notes and the 2021 PIK Notes when due and payable on August 15, 2018 and such non-payment continuing for a period of 30 days, until the earlier of (i) 11:59 p.m. Eastern time on September 28, 2018 and (ii) the date the Notes Forbearance Agreements otherwise terminate in accordance with the terms therein (the “Forbearance Period”). Pursuant to the Notes Forbearance Agreements, the Supporting Holders agreed to not deliver any notice or instruction in respect of the exercise of any of the rights and remedies otherwise available under the Indenture or the related security documents with respect to such anticipated events of default. The Supporting Holders also agreed to not transfer any ownership in the 2021 Notes and the 2021 PIK Notes held by any of the Supporting Holders during the Forbearance Period other than to potential transferees currently parties to, or who agree in writing to be bound by, the Notes Forbearance Agreements. On September 28, 2018, October 5, 2018, October 19, 2018 and October 31, 2018, we and the Supporting Holders entered into first, second, third and fourth amendments to the Notes Forbearance Agreements that extended the September 28, 2018 deadline to 11:59 p.m. Eastern time on each of October 5, 2018, October 19, 2018, October 31, 2018 and November 6, 2018, respectively. The Notes Forbearance Agreements terminated on the commencement of the Chapter 11 Cases.

The following table reconciles the face value of the 2021 Notes, 2021 PIK Notes and Term Loans to the carrying value included in our Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	2021 Notes	2021 PIK Notes	Term Loans	2021 Notes	2021 PIK Notes	Term Loans
Face Value	$9,427	$275,046	$50,000	$9,427	$263,202	$30,000
Unamortized Deferred Financing Costs	(193)	—	(284)	(212)	—	(2,037)
Excess (Shortfall) Carrying Value	473	(425)	—	606	(508)	—
Accrued PIK Interest	—	—	—	—	8,883	—
Carrying Value	$9,707	$274,621	$49,716	$9,821	$271,577	$27,963
The commencement of the Chapter 11 Cases, described in “Overview - Voluntary Reorganization under Chapter 11 of the Bankruptcy Code” above, constitutes an event of default that accelerated the obligations under the Multidraw Term Loan Agreement and the indentures governing the 2021 Notes and 2021 PIK Notes. The Multidraw Term Loan Agreement and the indentures governing the 2021 Notes and 2021 PIK Notes provide that as a result of the Petition, the principal and interest due thereunder shall be immediately due and payable. However, any efforts to enforce such payment obligations under such debt instruments will be automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of such debt instruments will be subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
Use of Capital: Exploration and Development
Our 2018 capital budget has been substantially reduced as compared to 2017 as a result of the increase in our cash interest expense during 2018. During the first nine months of 2018 we invested $9.5 million in capital expenditures primarily related to two completions in our East Texas drilling program, various plugging and abandonment projects and leasing efforts in the Austin Chalk. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. We plan to fund our capital expenditures with cash flow from operations and cash on hand.
Use of Capital: Acquisitions
In December 2017, we entered into an oil focused play in central Louisiana targeting the Austin Chalk formation through the execution of agreements to acquire interest in approximately 24,600 gross acres. We have invested approximately $11.1 million as of September 30, 2018 in acquisition, engineering and geological costs and issued 2.0 million shares of common stock with respect to these interests. We plan to drill our initial horizontal test well during the first half of 2019 utilizing data from existing vertical and unfracked horizontal wells that have been drilled in the area.
We expect to finance our future acquisition activities, if consummated, with cash on hand, sales of properties or assets or joint venture arrangements with industry partners, if necessary. We cannot assure you that such additional financings will be available on acceptable terms, if at all.
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
Among those risks, trends and uncertainties are: (i) our ability to obtain Bankruptcy Court approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession; (ii) our ability to execute, confirm and consummate the Plan or another plan of reorganization with respect to the Chapter 11 proceedings or other alternative restructuring transaction; (iii) the effects of the Company’s bankruptcy filing on the Company and on the interests of various constituents; (iv) Bankruptcy Court rulings in the Chapter 11 Cases in general; (v) the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings; (vi) risks associated with third party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization; (vii) the potential adverse effects of the Chapter 11 proceedings on our liquidity or results of operations; (viii) increased advisory costs to execute our reorganization; (ix) the impact on our ability to access the public capital markets; and (x) other factors disclosed by us from time to time in our filings with the SEC. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that such expectations reflected in these forward looking statements will prove to have been correct.

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
Commodity Price Risk
Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of 2018, a 10% decline in the estimated average prices we expect to receive for our crude oil, natural gas and natural gas liquids production would result in an approximate $1.3 million decline in our revenues for 2018.
We periodically seek to reduce our exposure to commodity price volatility by hedging a portion of our production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged. During the nine months ended September 30, 2018, we paid $0.2 million to the counterparties to our derivative instruments in connection with hedge settlements. We had no outstanding hedge contracts as of September 30, 2018.
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
Interest Rate Risk
As of September 30, 2018, we had no debt subject to variable interest rates.

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
On March 23, 2015, BCR Holdings, Inc. filed suit in state district court in Lafourche Parish, Louisiana against PetroQuest Energy L.L.C. ("PQ LLC") and seven other defendant companies claiming damages arising from oilfield operations conducted pursuant to a November 14, 1941 oil, gas and mineral lease on certain lands located in Lafourche Parish, Louisiana, part of a field commonly known as "Bully Camp Field". On July 16, 2018 the Court signed an order approving the complete settlement of the case. On October 31, 2018, PQ LLC was dismissed from the lawsuit and released from any obligations owed to BCR Holdings, Inc., as well as any of the other defendants.
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
We are subject to risks and uncertainties associated with our Chapter 11 proceedings.
Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern, are subject to the risks and uncertainties associated with our Chapter 11 proceedings. These risks include the following:

•	our ability to execute, confirm and consummate the Plan or another plan of reorganization with respect to the Chapter 11 proceedings or other alternative restructuring transaction;

•	our ability to comply with the terms of the Restructuring Support Agreement, including the milestones therein:

•	the high costs of bankruptcy proceedings and related fees;

•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business plan in the current depressed commodity price environment;

•	our ability to attract, motivate and retain key employees;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•	the ability of third parties to seek and obtain court approval to convert the Chapter 11 proceedings to a Chapter 7 proceeding; and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.
Delays in our Chapter 11 proceedings increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process and may result in the termination of the Restructuring Support Agreement which may, in turn, result in the termination of the right to use cash collateral.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. We also need Bankruptcy Court confirmation of the Plan. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 proceedings will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.
We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.
To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).
If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.
Even if the Plan or another Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in demand for our oil and gas and increasing expenses. Accordingly, we cannot guarantee that the Plan or any other Chapter 11 plan of reorganization will achieve our stated goals.
Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of our Chapter 11 proceedings. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.
Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if the Plan is confirmed.
Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.
Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.
In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
We have substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash necessary to fund our ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for our Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We cannot assure you that our cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to our Chapter 11 Cases until we are able to emerge from our Chapter 11 proceedings.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things; (i) our ability to comply with the terms and condition of any cash collateral order entered by the Bankruptcy Court in connection with our Chapter 11 proceedings; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash flow from operations, (iv) our ability to execute, confirm and consummate the Plan or another plan of reorganization with respect to the Chapter 11 proceedings or other alternative restructuring transaction; and (v) the cost, duration and outcome of our Chapter 11 proceedings. Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control. In the event that our cash on hand and cash flow from operations is not sufficient to meet our liquidity needs, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited if it is available at all. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
Trading in the Company’s securities is highly speculative and poses substantial risks. We expect that the shares of our existing common stock and preferred stock will be extinguished and existing equity holders will not receive consideration in respect of their equity.
We have a significant amount of indebtedness that is senior to our existing common stock and preferred stock in our capital structure. In addition, the Restructuring Support Agreement contemplates that our outstanding 2021 Notes and 2021 PIK Notes will be converted into equity of the reorganized Company and that all equity interests of the existing equity holders of the Company will be extinguished upon the Company’s emergence from bankruptcy. As a result, we expect that the shares of our existing common stock and preferred stock will be extinguished in our Chapter 11 proceedings and our common and preferred stockholders will be entitled to no recovery. Accordingly, any trading in shares of our common and preferred stock during the pendency of our Chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of shares of our common and preferred stock.
We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
Our financial results may be volatile and may not reflect historical trends.
During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial performance. As a result, our historical financial performance is likely not indicative of our financial performance after the Petition Date.
In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to the Plan. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.
Transfers of our equity, or issuances of equity before or in connection with our Chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.
Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $79.2 million as of December 31, 2017. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change”, as defined in section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change”, the amount of its net operating losses that may be utilized to offset future table income generally is subject to an annual limitation. Even if the net operating loss carryforwards is subject to limitation under Section 382, the net operating losses would still be available to be reduced from the amount of discharge of indebtedness arising in a Chapter 11 case under Section 108 of the Internal Revenue Code under the tax attribute reduction rules, if applicable.

We have requested that the Bankruptcy Court approve restrictions on certain transfers of our stock to limit the risk of an “ownership change” prior to our restructuring in our Chapter 11 proceedings.  Following the implementation of a plan of reorganization, it is likely that an “ownership change” will be deemed to occur and our net operating losses will nonetheless be subject to annual limitation.  However, if an “ownership change” has not occurred prior to our reorganization, a provision in Section 382 of the Internal Revenue Code related to Chapter 11 proceedings may increase the amount of net operating losses available to utilize annually under the limitation.
The pursuit of the Chapter 11 proceedings has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.
A long period of operating under Chapter 11 could adversely affect our business and results of operations. While the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially affect the conduct of our business adversely, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.
We may not meet certain conditions of the Restructuring Support Agreement, which could result in the automatic termination of such agreement.
The Company entered into the Restructuring Support Agreement in connection with the filing of the Petition on November 6, 2018. We may not be able to meet certain conditions of the Restructuring Support Agreement, which could cause a Combined Consenting Second Lien Termination Event or a Consenting Term Loan Lender Termination Event, each as defined in the Restructuring Support Agreement, which could cause the termination of the Restructuring Support Agreement.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the quarter ended September 30, 2018.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

The commencement of the Chapter 11 Cases, described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Voluntary Reorganization under Chapter 11 of the Bankruptcy Code” above, constitutes an event of default that accelerated the obligations under the Multidraw Term Loan Agreement and the indentures governing the 2021 Notes and 2021 PIK Notes. The Multidraw Term Loan Agreement and the indentures governing the 2021 Notes and 2021 PIK Notes provide that as a result of the Petition, the principal and interest due thereunder shall be immediately due and payable. However, any efforts to enforce such payment obligations under such debt instruments will be automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of such debt instruments will be subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The Company's Board of Directors did not declare a dividend on the Company's 6.875% Series B Cumulative Convertible Perpetual Preferred Stock for the quarterly periods starting with April 15, 2016. As of the date of this report, the Company had dividends in arrears of approximately $14.1 million. See "Note 4 - Equity" within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Item 4. MINE SAFETY DISCLOSURES
NONE.

Item 5. OTHER INFORMATION
NONE.

Item 6. EXHIBITS

Exhibit 10.1, Forbearance Agreement dated August 14, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on August 15, 2018).

Exhibit 10.2, Multidraw Term Loan Agreement dated August 31, 2018 among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on August 31, 2018).

Exhibit 10.3, Forbearance Agreement dated as of September 14, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC, Wells Fargo Bank, N.A. and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 17, 2018).

Exhibit 10.4, Forbearance Agreement dated as of September 14, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 Notes Supporting Holders (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on September 17, 2018).

Exhibit 10.5, Forbearance Agreement dated as of September 14, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 PIK Notes Supporting Holders (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on September 17, 2018).

Exhibit 10.6, First Amendment to Forbearance Agreement dated as of September 28, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC, Wells Fargo Bank, N.A. and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 28, 2018).

Exhibit 10.7, First Amendment to Forbearance Agreement dated as of September 28, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 Notes Supporting Holders (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on September 28, 2018).

Exhibit 10.8, First Amendment to Forbearance Agreement dated as of September 28, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 PIK Notes Supporting Holders (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on September 28, 2018).

Exhibit 10.9, Second Amendment to Forbearance Agreement dated as of October 5, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC, Wells Fargo Bank, N.A. and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on October 5, 2018).

Exhibit 10.10 Second Amendment to Forbearance Agreement dated as of October 5, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 Notes Supporting Holders (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on October 5, 2018).

Exhibit 10.11, Second Amendment to Forbearance Agreement dated as of October 5, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 PIK Notes Supporting Holders (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on October 5, 2018).

Exhibit 10.12, Third Amendment to Forbearance Agreement dated as of October 19, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC, Wells Fargo Bank, N.A. and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on October 19, 2018).

Exhibit 10.13 Third Amendment to Forbearance Agreement dated as of October 19, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 Notes Supporting Holders (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on October 19, 2018).

Exhibit 10.14, Third Amendment to Forbearance Agreement dated as of October 19, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 PIK Notes Supporting Holders (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on October 19, 2018).

Exhibit 10.15, Fourth Amendment to Forbearance Agreement dated as of October 31, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC, Wells Fargo Bank, N.A. and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on October 31, 2018).

Exhibit 10.16 Fourth Amendment to Forbearance Agreement dated as of October 31, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 Notes Supporting Holders (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on October 31, 2018).

Exhibit 10.17, Fourth Amendment to Forbearance Agreement dated as of October 31, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 PIK Notes Supporting Holders (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on October 31, 2018).

Exhibit 10.18, Restructuring Support Agreement dated as of November 6, 2018 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on November 7, 2018).

Exhibit 10.19, PetroQuest Energy, Inc. 2018 Annual Cash Bonus Plan (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on November 7, 2018).

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

PETROQUEST ENERGY, INC.

Date:	November 13, 2018	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)