Form 10-K
period 2018-12-31
PETROQUEST ENERGY INC
filed 2019-03-28
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission File Number: 001-32681

 PETROQUEST ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	72-1440714
State of incorporation	I.R.S. Employer Identification No.
400 E. Kaliste Saloom Road, Suite 6000
Lafayette, Louisiana 70508
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (337) 232-7028

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐   Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☒   Yes     ☐  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐   Yes     ☒  No
As indicated above, the registrant is not required to file reports pursuant to the Securities Exchange Act of 1934. However, the registrant has filed all Exchange Act reports for the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒  Yes     ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes    ☒   No

The aggregate market value of the voting common equity held by non-affiliates of the Predecessor registrant as of June 29, 2018, based on the $0.228 per share closing price for the registrant's common stock as quoted on the OTCQX market, was approximately $5,424,000 (for purposes of this disclosure, the registrant assumed its directors and executive officers were affiliates).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☒ Yes ☐ No

As indicated above, the registrant is not required to file reports pursuant to the Securities Exchange Act of 1934. However, the registrant has filed all Exchange Act reports for the preceding 12 months.

As of March 10, 2019, the Successor registrant had outstanding 9,200,000 shares of Class A Common Stock, one share of Class B Common Stock and one share of Class C Common Stock.

Documents incorporated by reference: None.

#3#

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Form 10-K") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-K are forward looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected.
Among those risks, trends and uncertainties are:

•	risks and uncertainties associated with our Chapter 11 proceedings;

•	the likelihood that our Chapter 11 proceedings may have disrupted our business;

•	the possibility that the assumptions and analyses used to develop our Chapter 11 plan of reorganization may prove to be incorrect;

•	the likelihood that our historical financial information may no longer be indicative of our future financial performance;

•	the possibility that our new board of directors may have a different strategy and plan for the Company's future;

•	the possibility that our anticipated fresh start accounting could result in a ceiling test writedown;

•	our ability to attract and retain key personnel may be affected by our emergence from bankruptcy;

•	the volatility of oil and natural gas prices;

•	our indebtedness and the amount of cash required to service our indebtedness;

•	our ability to obtain adequate financing when the need arises to execute our long-term strategy and to fund our planned capital expenditures;

•
limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by the Exit Facility (as defined below) and restrictive debt covenants;

•	the effects of a financial downturn or negative credit market conditions on our liquidity, business and financial condition;

•	our responsibility for offshore decommissioning liabilities for offshore interests we no longer own;

•	our ability to find, develop, produce and acquire additional oil and natural gas reserves that are economically recoverable;

•	approximately 44% of our production being exposed to the additional risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise;

•	our ability to successfully develop our inventory of undeveloped acreage;

•
the possibility of a substantial lease renewal cost or the loss of our leases and prospective drilling opportunities that could result from a failure to drill sufficient wells to hold our undeveloped acreage;

•	Securities and Exchange Commission (sometimes referred to herein as the "SEC") rules that could limit our ability to book proved undeveloped reserves in the future;

•	the likelihood that our actual production, revenues and expenditures related to our reserves will differ from our estimates of proved reserves;

•	our ability to identify, execute or efficiently integrate future acquisitions;

•	losses and liabilities from uninsured or underinsured drilling and operating activities;

•	ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices;

#4#

•	our ability to market our oil and natural gas production;

•	changes in laws and governmental regulations and increases in insurance costs or decreases in insurance availability directed toward our business;

•	regulatory initiatives relating to oil and natural gas development, hydraulic fracturing, and derivatives;

•	proposed changes to U.S. tax laws;

•	competition from larger oil and natural gas companies;

•	the operating hazards attendant to the oil and gas business;

•	governmental regulation relating to environmental compliance costs and environmental liabilities;

•	the impact of potential cybersecurity threats;

•	the loss of our information and computer systems;

•	the impact of terrorist activities on global economies;

•	the possibility that the interests of our significant stockholders could be in conflict with the interest of our other stockholders;

•	no meaningful trading market for our Class A Common Stock and the volatility of the market price for our Class A Common Stock;

•	the restrictions in our certificate of incorporation and bylaws which could delay or prevent a change of control of our company; and

•	the restrictions on our ability to pay dividends with respect to our common stock.
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
As used in this Form 10-K, the words “we,” “our,” “us,” “PetroQuest” and the “Company” refer to PetroQuest Energy, Inc., its predecessors and subsidiaries, except as otherwise specified. We have provided definitions for some of the oil and natural gas industry terms used in this Form 10-K in “Glossary of Certain Oil and Natural Gas Terms” beginning on page 66.

#5#

Part I

Item 1 and 2.	Business and Properties
Overview
PetroQuest Energy, Inc. is an independent oil and gas company incorporated in the State of Delaware with primary operations in Texas and Louisiana. We seek to grow our production, proved reserves, cash flow and earnings at low finding and development costs through a balanced mix of exploration, development and acquisition activities. From the commencement of our operations through 2002, we were focused exclusively in the Gulf Coast Basin with onshore properties principally in southern Louisiana and offshore properties in the shallow waters of the Gulf of Mexico shelf. During 2003, we began the implementation of our strategic goal of diversifying our reserves and production into longer life and lower risk onshore properties with our acquisition of the Carthage Field in East Texas. From 2005 through 2015, we further implemented this strategy by focusing our efforts in the Woodford Shale play in Oklahoma. In response to lower commodity prices and to strengthen our balance sheet, we sold all of our Oklahoma assets in three transactions during 2015 and 2016. In December 2017, we acquired approximately 24,600 gross acres in central Louisiana targeting the Austin Chalk to provide greater exposure to oil production and reserves. During January 2018, we sold all of our Gulf of Mexico assets to further reduce our liabilities and strengthen our liquidity position.
Our liquidity position has been negatively impacted by lower commodity prices beginning in 2014. In response to the lower commodity prices, we executed numerous actions beginning in 2015 aimed at increasing liquidity, reducing overall debt levels and other liabilities, and extending debt maturities. Despite these actions, our overall liquidity position and our cash available for capital expenditures continued to be negatively impacted by weak natural gas prices, declining production and increased cash interest expense on outstanding indebtedness.
As a result of the forgoing, we engaged in discussions and negotiations with the lenders under the Multidraw Term Loan Agreement (as defined below), certain holders of the 2021 Notes (as defined below) and the 2021 PIK Notes (as defined below), and their legal and financial advisors regarding various alternatives with respect to our capital structure and financial position, including our significant amount of indebtedness and the August 15, 2018 interest payments overdue on our 2021 PIK Notes and 2021 Notes.
Voluntary Reorganization under Chapter 11 of the Bankruptcy Code
As a result of the forgoing discussions and negotiations, on November 6, 2018 (the “Petition Date”), we and our wholly-owned direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions (collectively, the “Petition,” and the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).
In connection with the Chapter 11 filing, on the Petition Date, the Debtors entered into a restructuring support agreement (the “Restructuring Support Agreement”) with (i) holders of 81.83% of our 10% Second Lien Senior Secured Notes due 2021 (the “2021 Notes”), (ii) holders of 84.76% of our 10% Second Lien Senior Secured PIK Notes due 2021 (the “2021 PIK Notes”) and (iii) each of the lenders, or investment advisors or managers for the account of each of the lenders under our multidraw term loan agreement (the "Multidraw Term Loan Agreement"), pursuant to which such parties agreed to support the Plan (as defined below).
On January 31, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Debtors’ First Amended Chapter 11 Plan of Reorganization, as Immaterially Modified as of January 28, 2019 (as amended, modified or supplemented from time to time, the “Plan”) under Chapter 11 of the Bankruptcy Code. On February 8, 2019 (the “Effective Date”), the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On the Effective Date, TDC Energy, LLC, Pittrans, Inc. and Sea Harvester Energy Development, L.L.C. were dissolved. The remaining Debtors (collectively, the "Reorganized Debtors") continue in existence. In this Form 10-K, we may refer to the Company prior to the Effective Date as the “Predecessor,” and on and after the Effective Date as the “Successor.”
On the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, the Company:

•	Adopted an amended and restated certificate of incorporation and bylaws;

•
Appointed four new members to the Successor’s board of directors to replace all of the directors of the Predecessor, other than the director also serving as Chief Executive Officer, who was re-appointed pursuant to the Plan;

•
Canceled all of the Predecessor’s common stock and 6.875% Series B Cumulative Convertible Perpetual Preferred Stock with the former holders thereof not receiving any consideration in respect of such stock;

#6#

•	Issued to the former holders of the Predecessor’s 2021 Notes and 2021 PIK Notes (collectively the “Old Notes”), in exchange for the cancellation and discharge of the Old Notes:

◦	8,900,000 shares of the Successor’s Class A Common Stock; and

◦	$80.0 million of the Successor’s 10% Senior Secured PIK Notes due 2024 (the “2024 PIK Notes”);

•	Issued 300,000 shares of the Successor’s Class A Common Stock to certain former holders of the Old Notes for their commitment to backstop the Exit Facility (as defined below);

•
Issued to the Class B Holder (as defined in the Successor’s amended and restated certificate of incorporation) one share of the Successor’s Class B Common Stock, which confers certain rights to elect directors and certain drag-along rights;

•
Issued to the Class C Holder (as defined in the Successor’s amended and restated certificate of incorporation) one share of the Successor’s Class C Common Stock, which confers certain rights to elect directors and certain drag-along rights;

•	Entered into a new $50 million senior secured Term Loan Agreement (the “Exit Facility”) upon the repayment and termination of the Predecessor’s Multidraw Term Loan Agreement;

•	Entered into a registration rights agreement (the “Registration Rights Agreement”) with certain holders of the Successor’s Class A Common Stock and 2024 PIK Notes; and

•
Adopted a new management incentive plan (the “2019 Long Term Incentive Plan”) for officers, directors and employees of the Successor and its subsidiaries, pursuant to which 1,344,000 shares of the Successor’s Class A Common Stock were reserved for issuance.

The foregoing is a summary of the substantive provisions of the Plan and related transactions and is not intended to be a complete description of, or a substitute for a full and complete reading of the Plan and the other documents referred to above. See “Note 2- Voluntary Reorganization under Chapter 11 of the Bankruptcy Code” in Item 8. Financial Statements and Supplementary Data of this Form 10-K for a discussion of our bankruptcy and resulting reorganization.
Business Strategy
Focus Capital Toward More Predictable Onshore Assets. As a result of the sale of our Gulf of Mexico assets in January 2018, our asset base is now exclusively comprised of onshore assets in Texas and Louisiana. We plan to continue to focus the majority of our capital spending developing our lower-risk Cotton Valley acreage in East Texas where we believe the less complex geology, combined with the large inventory of offsetting vertical and horizontal well data, offers greater predictability in increasing production and proved reserves. With respect to horizontal drilling operations in the Carthage Field, we have a 100% five year drilling success rate on 21 gross wells drilled. Additionally, our East Texas acreage position provides a significant inventory of future drilling locations, which we expect to develop over a long-term drilling campaign. We also expect to drill our initial well in our Austin Chalk acreage in 2019, where we have substantial geologic and reservoir data from a multitude of vertical and horizontal wells in the area. We plan to apply our latest drilling and completion techniques to consistently improve the economic development of our resource potential.
Maintain Our Financial Flexibility. We strive to consistently fund our capital expenditures with a combination of cash flow from operations, cash on hand, asset sales and certain joint venture arrangements rather than increasing our total debt. Because we operate approximately 82% of our total estimated proved reserves and manage the drilling and completion activities on an additional 18% of such reserves, we expect to be able to control the timing of a substantial portion of our capital investments in order to better align our sources and uses of capital.
Pursue Balanced Growth and Portfolio Mix. We plan to pursue a risk-balanced approach to the growth and stability of our reserves, production, cash flows and earnings. Our goal is to weight our capital allocation to lower risk development activities and reduce the capital allocated to higher risk exploration activities. At December 31, 2018, approximately 94% of our estimated proved reserves were located in longer life and lower risk basins in East Texas and 6% were located in the shorter life, but higher flow rate reservoirs in the Gulf Coast Basin. In terms of production diversification, during 2018, 55% of our production was derived from longer life basins. Our 2018 production was comprised of 75% natural gas, 9% oil and 16% natural gas liquids. We believe that the development of our Austin Chalk acreage in central Louisiana will allow us to achieve a more balanced commodity profile as these assets are believed to have a greater percentage of oil production than our East Texas assets.
Concentrate in Core Operating Areas and Build Scale. With the sale of our Gulf of Mexico assets, we have substantially reduced our operational footprint allowing us to concentrate our efforts in fewer areas. We plan to focus on our operations in East

#7#

Texas and our Austin Chalk acreage. We also expect to continue to harvest cash flow from our Gulf Coast producing assets as they are expected to require minimal capital expenditures. Operating in concentrated areas helps to better control our overhead by enabling us to manage a greater amount of acreage with fewer employees and minimize incremental costs of increased drilling and production. We have substantial geological and reservoir data and partner relationships in these regions. We believe that these factors, combined with the existing infrastructure and favorable geologic conditions with multiple known oil and gas producing reservoirs in these regions, will provide us with attractive investment opportunities.
2018 Financial and Operational Summary
As a result of our Chapter 11 reorganization activities described above, our capital spending and operating activity was significantly reduced in 2018. During 2018, we invested $16.1 million primarily related to two completions in our East Texas drilling program, various plugging and abandonment projects and leasing efforts in the Austin Chalk. These activities were financed through cash on hand and our cash flow from operations. During 2018, our production decreased 23% to 21.3 Bcfe due primarily to the sale of our Gulf of Mexico assets in January 2018. Our estimated proved reserves at December 31, 2018 decreased 16% from 2017 as discussed in greater detail below.
Oil and Gas Reserves
The following table sets forth certain information about our estimated proved reserves as of December 31, 2018:

	Oil (MBbls)	NGL (Mmcfe)	Natural Gas (Mmcf)	Total Mmcfe*
Proved Developed	567	10,220	47,516	61,143
Proved Undeveloped	619	6,802	58,648	69,162
Total Proved	1,186	17,022	106,164	130,305

*	Oil conversion to Mcfe at one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.
Our estimated proved reserves at December 31, 2018 decreased 16% from 2017 totaling 1.2 MMBbls of oil, 17.0 Bcfe of natural gas liquids (Ngls) and 106.2 Bcf of natural gas. At December 31, 2018, our standardized measure of our discounted cash flows, which includes the estimated impact of future income taxes, totaled $124.0 million. We had a pre-tax present value, discounted at 10%, of the estimated future net revenues based on 12-month, first day of month, average prices during 2018 (“PV-10”) of $124.0 million. See the reconciliation of standardized measure of discounted cash flows to PV-10 below. The decrease in reserves was primarily the result of the sale of our Gulf of Mexico assets in January 2018 resulting in a reduction of 10.1 Bcfe.
Our standardized measure of discounted cash flows and PV-10 utilized prices (adjusted for field differentials) for the years ended December 31, 2018 and 2017 as follows:

	12/31/2018	12/31/2017
Oil per Bbl	$68.71	$52.46
Natural gas per Mcf	$3.13	$3.03
Ngl per Mcfe	$4.08	$3.23
    Ryder Scott Company, L.P., a nationally recognized independent petroleum engineering firm, prepared the estimates of our proved reserves and future net cash flows (and present value thereof) attributable to such proved reserves at December 31, 2018. Our internal reservoir engineering staff is managed by an individual with over 36 years of industry experience as a reservoir and production engineer, including sixteen years as the Reservoir Engineering Manager for PetroQuest.
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

#8#

Each quarter, our Reservoir Engineering Manager presents the status of the changes to our reserve estimates to our executive team, including our Chief Executive Officer. These reserve estimates are then presented to our Board of Directors in connection with quarterly meetings. In addition, our reserve booking policies and procedures are reviewed annually by members of our Board of Directors with oil and gas technical experience.
With respect to proved undeveloped reserves (“PUD reserves”), we maintain a five year development plan that is updated and approved annually by our PUD Review Committee (as described below) with input from our executive team and asset managers and reviewed quarterly by our executive team and asset managers. Our development plan includes only PUDs that we are reasonably certain will be drilled and completed within five years of booking based upon qualitative and quantitative factors including estimated risk-based returns, current pricing forecasts, recent drilling results, availability of services, equipment and personnel, seasonal weather patterns and changes in drilling and completion techniques and technology. Our PUD reserves are based upon our substantial basin-specific technical and operating experience relative to the location of the reserves. Over the last five years, we have realized a 100% drilling success rate on 21 gross wells drilled in East Texas where 100% of our PUD reserves are currently booked. Furthermore, because all of our PUD reserves are direct offsetting locations to producing wells, we have comprehensive data available, which enables us to forecast economic results, including drilling and operating costs, with reasonable certainty.
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
As of December 31, 2018, our PUD reserves totaled 69.2 Bcfe, a 13% decrease from our PUD reserves at December 31, 2017. During 2018, we spent $4.2 million converting 6.5 Bcfe of PUD reserves at December 31, 2017 to proved developed reserves at December 31, 2018. In addition at year-end 2018, drilling was in progress on three PUD locations which resulted in the conversion of 13.6 Bcfe to proved developed reserves in early 2019.
The following table presents an analysis of the change in our PUD reserves from December 31, 2017 to December 31, 2018:

MMcfe
PUD reserve balance at December 31, 2017	79,506
Conversions to proved developed	(6,514)
Net additions from extensions, discoveries and revisions	3,494
Divestitures	(7,324)
PUD reserve balance at December 31, 2018	69,162
During 2018, we added 11.1 Bcfe of PUD reserves as a result of third party drilling, as well as leasing efforts which provided two additional PUD locations. All of our PUD reserves at December 31, 2018 were associated with the future development of our East Texas properties. We expect all of our PUD reserves at December 31, 2018 to be developed over the next five years. However, our PUD reserve inventory does not encompass all drilling activities over the next five years. We expect to continue to allocate capital to projects that do not have proved reserves ascribed to them. At December 31, 2018, we had no PUD reserves booked for longer than five years. Estimated future costs related to the development of PUD reserves are expected to total $24.7 million in 2019, $6.0 million in 2020, $0.2 million in 2021, $27.3 million in 2022 and $11.9 million in 2023. During 2019, we expect to convert approximately 26.7 Bcfe of PUDs at December 31, 2018 to proved developed reserves, including 13.6 Bcfe of PUD reserves that have already been converted to proved developed in early 2019.

#9#

The estimated cash flows from our proved reserves at December 31, 2018 were as follows:

	Proved Developed (M$)	Proved Undeveloped (M$)	Total Proved (M$)
Estimated pre-tax future net cash flows (1)	$131,909	$105,601	$237,510
Discounted pre-tax future net cash flows (PV-10) (1)	$87,543	$36,482	$124,025
Total standardized measure of discounted future net cash flows			$124,025

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

The following table reconciles undiscounted and discounted pre-tax future net cash flows to standardized measure of discounted cash flows as of December 31, 2018:

Total Proved (M$)
Estimated pre-tax future net cash flows	$237,510
10% annual discount	113,485
Discounted pre-tax future net cash flows	124,025
Future income taxes discounted at 10%	—
Standardized Measure of discounted future net cash flows	$124,025
We have not filed any reports with other federal agencies that contain an estimate of total proved net oil and gas reserves.
Core Areas
The following table sets forth estimated proved reserves and annual production from each of our core areas (in Bcfe) for the years ended December 31, 2018 and 2017.

	2018		2017
	Reserves	Production	Reserves	Production
Gulf Coast	8.3	9.1	13.8	10.6
Gulf of Mexico (1)	—	0.4	10.5	6.9
East Texas	122.0	11.8	131.6	10.1
	130.3	21.3	155.9	27.6
(1) In January 2018, we sold all of our producing Gulf of Mexico assets.
East Texas
During 2018, we invested $8.2 million in our East Texas properties where we completed two gross wells, achieving a 100% success rate. Production from our East Texas assets averaged 32.3 MMcfe per day during 2018, a 16% increase from 2017 average daily production; however, our estimated proved reserves decreased 7% from 2017 primarily due to 7.3 Bcfe of reserves sold during 2018.
Gulf Coast
During 2018, we invested $7.6 million in this core area, including additional acquisitions of Austin Chalk acreage in central Louisiana. Production from this area decreased 14% from 2017 totaling 24.9 MMcfe per day in 2018 due to normal production declines. Our estimated proved reserves in this area at year end 2018 decreased 40% from 2017 primarily as a result of the 9.1 Bcfe of production in 2018.

#10#

Gulf of Mexico
We sold our assets in this core area in January 2018. See Note 3 - Acquisitions and Divestitures.
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
A portion of the natural gas production that we operate in East Texas is committed to a minimum volumetric delivery contract with a third party pipeline company. Under the terms of the agreement, we are required to deliver 11.0 Bcf of natural gas in each of the twelve-month periods ended December 31, 2019, 2020 and 2021, respectively. Based upon our projected drilling plans, current estimated proved developed reserves and production, we expect that this commitment will be met.
In view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we are unable to predict future oil and natural gas prices and demand or the overall effect such prices and demand will have on the Company. During 2018, one customer accounted for 26%, one accounted for 21%, one accounted for 16% and one accounted for 12% of our oil and natural gas revenue. During 2017, one customer accounted for 29% and one accounted for 24% of our oil and natural gas revenue. During 2016, one customer accounted for 23%, one accounted for 17%, one accounted for 14% and one accounted for 10% of our oil and natural gas revenue. These percentages do not consider the effects of commodity hedges. We do not believe that the loss of any of our oil or natural gas purchasers would have a material adverse effect on our operations due to the availability of other purchasers.

#11#

Production, Pricing and Production Cost Data
The following table sets forth our production, pricing and production cost data during the periods indicated. Our core area of East Texas represented approximately 94% of our total estimated proved reserves at December 31, 2018. The Gulf Coast area represented less than 10% of our total estimated proved reserves at December 31, 2018, but represented 25% or more of our total production for the year ended December 31, 2018.

	Year Ended December 31,
	2018	2017	2016
Production:
Oil (Bbls):
Gulf Coast	208,162	235,639	127,344
Gulf of Mexico (1)	18,825	304,384	336,559
East Texas	98,961	51,529	38,154
Other (2)	—	6	144
Total Oil (Bbls)	325,948	591,558	502,201
Gas (Mcf):
Gulf Coast	5,986,675	7,352,273	5,075,444
Gulf of Mexico (1)	292,863	4,644,749	3,521,044
East Texas	9,710,072	7,617,452	6,350,712
Other (2)	23,282	(3,510)	1,669,378
Total Gas (Mcf)	16,012,892	19,610,964	16,616,578
NGL (Mcfe):
Gulf Coast	1,866,425	1,787,950	1,039,368
Gulf of Mexico (1)	20,759	466,608	356,245
East Texas	1,479,205	2,198,165	2,471,936
Other (2)	—	94	3,398
Total NGL (Mcfe)	3,366,389	4,452,817	3,870,947
Total Production (Mcfe):
Gulf Coast	9,102,072	10,554,057	6,878,876
Gulf of Mexico (1)	426,572	6,937,661	5,896,643
East Texas	11,783,043	10,124,791	9,051,572
Other (2)	23,282	(3,380)	1,673,640
Total Production (Mcfe)	21,334,969	27,613,129	23,500,731
Average sales prices (3):
Oil (per Bbl):
Gulf Coast	$70.18	$53.19	$40.91
Gulf of Mexico (1)	65.03	52.63	41.41
East Texas	66.91	52.47	38.35
Other (2)	—	46.38	37.85
Total Oil (per Bbl)	68.89	52.84	41.05
Gas (per Mcf)
Gulf Coast	3.20	3.09	2.40
Gulf of Mexico (1)	3.03	3.04	2.09
East Texas	3.08	2.97	2.31
Other (2)	3.09	2.29	1.17
Total Gas (per Mcf)	3.12	3.03	2.18
NGL (per Mcfe)
Gulf Coast	5.14	4.45	3.18
Gulf of Mexico (1)	6.73	3.90	2.97
East Texas	3.77	2.88	1.50
Other (2)	—	3.63	5.22
Total NGL (per Mcfe)	4.55	3.62	2.09
Total Per Mcfe:
Gulf Coast	4.76	4.09	3.01
Gulf of Mexico (1)	5.28	4.61	3.79
East Texas	3.57	3.12	2.19
Other (2)	3.09	2.20	1.18

#12#

Total Per Mcfe	4.11	3.87	2.76
Average Production Cost per Mcfe (4):
Gulf Coast	0.67	0.67	0.70
Gulf of Mexico (1)	1.58	2.20	2.43
East Texas	1.16	1.08	0.89
Other (2)	6.77	11.55	0.80
Total Average Production Cost per Mcfe	0.96	1.20	1.21

(1)	In January 2018, we sold all of our Gulf of Mexico assets.

(2)	Includes Oklahoma-Woodford.

(3)	Does not include the effect of hedges.

(4)	Production costs do not include production taxes.
Oil and Gas Producing Wells
The following table details the productive wells in which we owned an interest as of December 31, 2018:

	Gross	Net
Productive Wells:
Oil:
Gulf Coast	1	0.08
East Texas	—	—
	1	0.08
Gas:
Gulf Coast	3	1.20
East Texas	69	41.97
	72	43.17
Total	73	43.25

Of the 73 gross productive wells at December 31, 2018, none were dual completions.

#13#

Oil and Gas Drilling Activity
The following table sets forth the wells drilled and completed by us during the periods indicated. All wells were drilled in the continental United States.

	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Productive:
Gulf Coast Basin	—	—	—	—	—	—
East Texas	—	—	2	1.53	—	—
Other (1)	—	—	—	—	—	—
	—	—	2	1.53	—	—
Non-productive:
Gulf Coast Basin	—	—	—	—	—	—
East Texas	—	—	—	—	—	—
Other (1)	—	—	—	—	—	—
	—	—	—	—	—	—
Total	—	—	2	1.53	—	—
Development:
Productive:
Gulf Coast Basin	—	—	—	—	—	—
East Texas	2	1.47	6	4.33	1	0.81
Other (1)	—	—	—	—	4	0.02
	2	1.47	6	4.33	5	0.83
Non-productive:
Gulf Coast Basin	—	—	—	—	—	—
East Texas	—	—	—	—	—	—
Other (1)	—	—	—	—	—	—
	—	—	—	—	—	—
Total	2	1.47	6	4.33	5	0.83
(1) Includes Oklahoma-Woodford.
At December 31, 2018, we had 3 gross (2.20 net) wells in progress.
Leasehold Acreage
The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2018:

	Leasehold Acreage
	Developed		Undeveloped
	Gross	Net	Gross	Net
Louisiana	4,050	1,260	24,994	19,776
East Texas	42,843	21,746	11,310	6,725
Federal Waters	5,760	163	5,760	5,760
Total	52,653	23,169	42,064	32,261
Leases covering 1.5% of our net undeveloped acreage are scheduled to expire in 2019, 52% in 2020, 11% in 2021 and 35% thereafter. At December 31, 2018, we do not have any PUD reserves attributed to acreage that has a lease expiration date preceding the scheduled date for initial development. Of the minimal acreage subject to leases scheduled to expire during 2019, 100% relates to undeveloped acreage in East Texas.

#14#

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

#15#

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
To cover the various obligations of lessees on the Outer Continental Shelf (the “OCS”), the BOEM generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be satisfied. While we were exempt from such supplemental bonding requirements in the past, beginning in 2014 we were required to post supplemental bonding or alternate form of collateral for certain of our offshore properties. As a result, we engaged a number of surety companies to post the requisite bonds. Pursuant to the terms of our agreements with these surety companies, we had provided cash deposits of $12.7 million as collateral to support certain of the bonds that are issued on our behalf. As a result of the sale of our Gulf of Mexico assets in January 2018, the majority of all cash deposits have been refunded as of the date hereof.
The Office of Natural Resources Revenue (the “ONRR”) in the U.S. Department of the Interior administers the collection of royalties under the terms of the OCSLA and the oil and natural gas leases issued thereunder. The amount of royalties due is based upon the terms of the oil and natural gas leases as well as the regulations promulgated by the ONRR.

#16#

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
Our activities with respect to exploration and production of oil and natural gas, including the drilling of wells and the operation and construction of pipelines and other facilities for extracting, transporting or storing natural gas and other petroleum products, are subject to stringent environmental regulation by state and federal authorities, including the United States Environmental Protection Agency (the “USEPA”). Such regulation can increase the cost of planning, designing, installing and operating such facilities. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities are inherent in oil and gas production operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover it is possible that other developments, such as spills or other unanticipated releases, stricter environmental laws and regulations, and claims for damages to property or persons resulting from our operations, would result in substantial costs and liabilities to us.
Solid and Hazardous Waste. We own or lease numerous properties that have been used for production of oil and gas for many years. Although we have utilized operating and disposal practices standard in the industry at the time, hydrocarbons or solid wastes may have been disposed or released on or under these properties. In addition, many of these properties have been operated by third parties that controlled the handling of hydrocarbons or solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter over time. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future contamination.
Wastes, including hazardous wastes, are subject to regulation under the federal Resource Conservation and Recovery Act (“RCRA”) and state statutes. Much of the waste we generate in our operations, including hazardous waste, is exempt from regulation under RCRA, but generally remains subject to state storage, treatment and disposal requirements. The USEPA has limited the disposal options for certain hazardous wastes. It is possible that certain wastes generated by our oil and gas operations which are

#17#

currently exempt from regulation under RCRA as “hazardous wastes” may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly disposal requirements.
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
Superfund. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain persons with respect to the release or threatened release of a “hazardous substance” into the environment. Liable persons under CERCLA include the owner and operator of a site and persons that disposed or arranged for the disposal of hazardous substances at a site. CERCLA also authorizes the USEPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action from the responsible persons. State statutes impose similar liability.
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
Discharges. The Clean Water Act (“CWA”) regulates the discharge of pollutants to Waters of the United States ("WOTUS"), including wetlands, and requires a permit for the discharge of pollutants, including petroleum, to such waters. The CWA also prohibits spills of oil and hazardous substances to WOTUS in excess of levels set by regulations and imposes liability in the event of a spill. Certain facilities that store or otherwise handle oil are required to prepare and implement Spill Prevention, Control and Countermeasure Plans and Facility Response Plans relating to the possible discharge of oil to such waters. The CWA also requires a permit for the discharge of dredged or fill material into wetlands. A revised regulatory definition of WOTUS that would expand the applicability of CWA requirements was promulgated in 2015, but these regulations have since been subject to judicial challenges and administrative action resulting in uncertainties about the scope of the WOTUS definition. When the WOTUS definition is ultimately resolved, CWA obligations may be expanded. State laws further provide civil and criminal penalties and liabilities for spills to both surface and ground waters and require permits that set limits on discharges to such waters. We believe we are in substantial compliance with these requirements and that any noncompliance would not have a material adverse effect on us.
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

#18#

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
According to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases (“GHG”) may be contributing to global warming of the earth's atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives have been underway to limit GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act (“CAA”) definition of an “air pollutant”, and in response the USEPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA. The USEPA has also promulgated rules requiring large sources to report their GHG emissions. We are not subject to GHG reporting requirements. In addition, the USEPA promulgated rules that significantly increase the GHG emission threshold that would identify major stationary sources of GHG subject to CAA permitting programs. We are not currently subject to federal GHG permitting requirements, but regulation of GHG emissions is developing and highly controversial, and further regulatory, legislative and judicial developments may occur and may affect how these GHG initiatives will impact the Company. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, the Company cannot predict the financial impact of related developments on the Company.
The USEPA has promulgated rules to limit air emissions from many hydraulically fractured natural gas wells. These regulations have been highly controversial, have been challenged, and their future is uncertain. While such requirements would be expected to increase the cost of natural gas production, we do not anticipate that we will be affected any differently than other producers of natural gas.
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
Corporate Offices
Our headquarters are located in Lafayette, Louisiana, in approximately 46,600 square feet of leased space, with an exploration office in The Woodlands, Texas in approximately 5,400 square feet of leased space. We also maintain owned or leased field offices in the areas of the major fields in which we operate properties or have a significant interest. Replacement of any of our leased offices would not result in material expenditures by us as alternative locations to our leased space are anticipated to be readily available.

#19#

Employees
We had 54 full-time employees as of February 28, 2019. In addition to our full time employees, we utilize the services of independent contractors to perform certain functions. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement.
Available Information
We make available free of charge on or through the “Investors—SEC Documents” section of our website at www.petroquest.com, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is filed or furnished to the SEC. Information contained on or available through our website is not a part of or incorporated into this Form 10-K or any other report that we may file with or furnish to the SEC.

Item 1A.	Risk Factors

Risks Related to Our Business, Industry and Strategy
Our Chapter 11 proceedings may have disrupted our business and may have materially and adversely affected our operations.
We have attempted to minimize the adverse effect of our Chapter 11 reorganization on our relationships with our employees, suppliers, customers and other parties. Nonetheless, our relationships with our customers, suppliers, certain liquidity providers, employees and other parties may have been adversely impacted and our operations, currently and going forward, could be materially and adversely affected.
Our Chapter 11 plan of reorganization (the "Plan") is based in large part upon assumptions and analyses developed by us. Our actual financial results may vary materially from the projections that we filed in connection with the Plan. If these assumptions and analyses prove to be incorrect, the Plan may be unsuccessful in its execution.
The Plan affects both our capital structure and the ownership, structure and operation of our business and reflects assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, the Plan relies upon financial projections, including with respect to revenue, EBITDA, capital expenditures, debt service and cash flow. The financial projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that were the basis of these financial forecasts will not be accurate. In our case, the forecasts were even more speculative than normal, because they involved fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by the Plan will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the Plan.
Our historical financial information may not be indicative of our future financial performance.
On February 8, 2019, the effective date of our emergence from bankruptcy, we expect to adopt fresh start accounting and in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification No. 852 - Reorganizations, we anticipate applying fresh start accounting in our financial statements commencing with our financial statements as of and for the quarterly period ended March 31, 2019. We expect that this will impact materially our 2019 operating results, as certain pre-bankruptcy debts were discharged in accordance with the Plan immediately prior to our emergence from bankruptcy, and our assets and liabilities were adjusted to their fair values upon emergence. Accordingly, our financial condition and results of operations following our emergence from Chapter 11 will not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, as a result of the implementation of the Plan and the transactions contemplated thereby, our historical financial information may not be indicative of our future financial performance.
Upon our emergence from bankruptcy, the composition of our board of directors changed significantly.
Under the Plan, the composition of our board of directors changed significantly. All of our board members, other than Charles T. Goodson, are new to the Company. Our new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

#20#

The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from bankruptcy.
The success of our business depends on key personnel. Our operations are dependent upon a diverse group of key senior management. In addition, we employ numerous other skilled technical personnel, including geologists, geophysicists and engineers that are essential to our operations. The ability to attract and retain these key personnel may be difficult in light of our emergence from bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.
The carrying value of our oil and natural gas assets is expected to be restated under fresh start accounting upon our emergence from bankruptcy. The restated amount could exceed the full cost ceiling limit at March 31, 2019, which would result in a ceiling test write-down.
As a result of our reorganization under Chapter 11 and subsequent emergence from bankruptcy on February 8, 2019, we expect to apply fresh start accounting to our balance sheet which results in the carrying value of our oil and natural gas properties being restated based on their fair value. We are still in the process of estimating the fair value. It is possible that our estimate of the fair value of our oil and natural gas properties utilized as the fresh start opening balance upon our emergence from bankruptcy could result in the carrying value exceeding the full cost ceiling limit at March 31, 2019, which would require us to record a ceiling test write-down.
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

#21#

•	the price and availability of alternate energy sources.
We cannot predict future oil and natural gas prices and such prices may decline further. The extended decline in oil and natural gas prices has, and may continue to, adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced and may further reduce the amount of oil and natural gas that we can produce economically and has required and may require us to record additional ceiling test write-downs and may cause our estimated proved reserves at December 31, 2019 to decline compared to our estimated proved reserves at December 31, 2018. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices.
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
The aggregate principal amount of our outstanding indebtedness as of February 8, 2019 is $130 million. We currently have no additional availability under the Exit Facility. We may incur additional indebtedness in the future. Our high level of debt could have important consequences for you, including the following:

•
it may be more difficult for us to satisfy our obligations with respect to our outstanding indebtedness, including amounts borrowed under the Exit Facility and our 2024 PIK Notes, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•
the covenants contained in our debt agreements limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations and may limit our flexibility in operating our business;

•
we will need to use a portion of our cash flows to pay interest on our debt, including approximately $3.9 million in 2019 for interest on amounts borrowed under the Exit Facility, which will reduce the amount of money we have for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities;

•	we may have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage;

•	our 2024 PIK Notes will increase our debt level at each semi-annual interest payment date if we elect not to pay the interest in cash;

•	we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general, especially extended or further declines in oil and natural gas prices; and

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt, including amounts borrowed under the Exit Facility, and meet our other obligations. If we do not have enough cash to service our debt, we may be required to refinance all or part of our existing debt, including amounts borrowed under the Exit Facility, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.
Our ability to make payments on and to refinance our indebtedness, including amounts borrowed under the Exit Facility, and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions and other factors that are beyond our control, including the prices that we receive for our oil and natural gas production.

#22#

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay principal and interest on our indebtedness, including amounts borrowed under the Exit Facility, or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce our planned capital expenditures, sell assets, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future, including amounts borrowed under the Exit Facility, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could impair our liquidity.
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
Our failure to comply with a significant financial ratio under the Exit Facility may require us to repay borrowings or be in default thereunder.
Under the terms of the Exit Facility, we may not permit or allow the ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of our oil and gas properties, before any state, federal, foreign or other income taxes, attributable to total proved reserves, using three-year strip prices then in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the aggregate outstanding principal amount of the term loans thereunder to be less than 1.5 to 1.0 as measured on the last day of each calendar quarter. We may not be able to comply with this restrictive financial ratio in the future and, as a result, we may either (i) prepay the outstanding term loans such that after giving effect to such prepayment, the financial covenant is met or (ii) be in default under the Exit Facility, in which case the term loans and all other amounts owed pursuant to the Exit Facility would become immediately due and payable. If that should occur, we may not be able to pay all such debt or borrow funds sufficient to refinance it. An event of default under the Exit Facility, if not cured or waived, could result in an event of default under the 2024 PIK Notes.
Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
The Exit Facility and the indenture governing our 2024 PIK Notes contain a number of significant covenants that, among other things, restrict or limit our ability to:

•	pay dividends or distributions on our capital stock or issue preferred stock;

•	repurchase, redeem or retire our capital stock or subordinated debt;

•	make certain loans and investments;

•	place restrictions on the ability of subsidiaries to make distributions;

•	sell assets, including the capital stock of subsidiaries;

#23#

•	enter into certain transactions with affiliates;

•	create or assume certain liens on our assets;

•	enter into sale and leaseback transactions;

•	merge or enter into other business combination transactions;

•	enter into transactions that would result in a change of control of us; or

•	engage in other corporate activities.
Also, the Exit Facility requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control, and we cannot assure you that we will meet these ratios and financial condition tests.
Further, these financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the Exit Facility and the indenture governing our 2024 PIK Notes impose on us.
A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under the Exit Facility and the 2024 PIK Notes. A default, if not cured or waived, could result in all indebtedness outstanding under the Exit Facility and the 2024 PIK Notes to become immediately due and payable. If that should occur, we may not be able to pay all such debt or borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. If we were unable to repay those amounts, the lenders could accelerate the maturity of the debt or proceed against any collateral granted to them to secure such defaulted debt.
We may be able to incur substantially more debt, which could exacerbate the risks associated with our indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although covenants under the Exit Facility and the indenture governing our 2024 PIK Notes will limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be significant. Our 2024 PIK Notes will increase our debt level at each semi-annual interest payment date if we elect not to pay the interest in cash.
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
Under state and federal law, oil and gas companies are obligated to plug and abandon a well and restore the lease to pre-operating conditions after operations cease. Federal regulations allow in certain circumstances the government to call upon predecessors in interest of oil and gas leases to pay for plugging and abandonment, restoration and decommissioning obligations if the current operator fails to fulfill those obligations, which can be very significant. In January 2018, we completed a strategic shift from offshore Gulf of Mexico operations to onshore operations when we sold our remaining Gulf of Mexico assets. In connection with the divestiture of our Gulf of Mexico assets, we entered into various arrangements with the purchasers whereby the purchasers assumed our plugging and abandonment liabilities and other liabilities related to decommissioning such Gulf of Mexico assets. If purchasers of our former Gulf of Mexico assets, or any successor owners of those assets, are unable to meet their

#24#

plugging and abandonment and other decommissioning obligations due to bankruptcy, dissolution or other related liquidity issues, we may be unable to rely on our arrangements with them to fulfill (or provide reimbursement for) those obligations. In those circumstances, the Federal government may seek to impose the purchasers' or other successors' plugging and abandonment obligations on us and any other predecessors in interest. Such payments could be significant and adversely affect our business, results of operations, financial condition and cash flows.
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
The NTL provides new procedures for how BOEM determines a lessee’s decommissioning obligations, and the agency continues to negotiate with offshore operators to post additional financial assurance and develop tailored plans to meet BOEM’s revised estimates for offshore decommissioning obligations. Projected decommissioning costs of operations in the Gulf of Mexico continue to increase, and the volatile price of oil and gas has adversely affected the net worth of many operators. BOEM’s revisions to its supplemental bonding process could result in demands for the posting of increased financial assurance by the entities to whom we divested our Gulf of Mexico assets as well as other operators in the Gulf of Mexico. This will force operators to obtain surety bonds or other forms of financial assurance, the costs of which could be significant. Moreover, BOEM’s NTL is likely to result in the loss of supplemental bonding waivers for a large number of operators on the OCS, which will in turn force these operators to seek additional surety bonds and could, consequently, exceed the surety bond market’s ability to provide such additional financial assurance. Operators who have already leveraged their assets as a result of the volatile commodities market could face difficulty obtaining surety bonds because of concerns the surety may have about the priority of their lien on the operators' collateral. Consequently, BOEM’s changes could result in additional operators in the Gulf of Mexico initiating bankruptcy proceedings, which in turn could result in the government seeking to impose plugging and abandonment costs on predecessors in interest in the event that the current operator cannot meet its plugging and abandonment obligations. As a result, we could find ourselves liable to pay for the plugging and abandonment costs of any entity we divested our Gulf of Mexico assets to, which payments could be significant and adversely affect our business, results of operations, financial condition and cash flows.
Our future success depends upon our ability to find, develop, produce and acquire additional oil and natural gas reserves that are economically recoverable.
As is generally the case in the Gulf Coast Basin where approximately 44% of our current production is located, many of our producing properties are characterized by a high initial production rate, followed by a steep decline in production. In order to maintain or increase our reserves, we must constantly locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. We must do this even during periods of low oil and natural gas prices when it is difficult to raise the capital necessary to finance our exploration, development and acquisition activities. Without successful exploration, development or acquisition activities, our reserves and revenues will decline rapidly. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have access to necessary financing for these activities, either of which would have a material adverse effect on our financial condition.
Approximately 44% of our production is exposed to the additional risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise.
At December 31, 2018 approximately 44% of our production and approximately 6% of our estimated proved reserves are located along the Gulf Coast Basin. Operations in this area are subject to severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise. Some of these adverse conditions can be severe enough to cause substantial damage to facilities and possibly interrupt production. For example, certain of our Gulf Coast Basin properties have experienced damages and production downtime as a result of past storms including Hurricanes Katrina, Rita, Gustav and Ike. In addition, according to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases may be contributing to global warming of the earth's atmosphere and to global climate change, which may exacerbate the severity of these adverse conditions. As a result, such conditions may pose increased climate-related risks to our assets and operations.
In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks; however, losses could occur for uninsured risks or in amounts in excess of existing insurance coverage. We cannot assure you that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that any particular types of coverage will

#25#

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
Approximately 58% of our net leasehold acreage is undeveloped, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flow and income.
As of December 31, 2018, approximately 58% of our net leasehold acreage was undeveloped, or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. Unless production is established on the undeveloped acreage covered by our leases, such leases will expire. Our future oil and natural gas reserves and production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage.
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
Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Historically, the difference between our actual production and the production estimated in a prior year's reserve report has not been material. However, our 2018 production, excluding the impact of asset sales and the results from successful

#26#

exploration wells which are not included in the prior year reserve report, was approximately 14% lower than amounts projected in our 2017 reserve report. We cannot assure you that these differences will not again be material in the future.
Approximately 53% of our estimated proved reserves at December 31, 2018 are undeveloped and 1% were developed, non-producing. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop and produce our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that the development will occur as scheduled or that the actual results will be as estimated. In addition, the recovery of certain developed non-producing reserves is generally subject to the approval of development plans and related activities by applicable state and/or federal agencies. Statutes and regulations may affect both the timing and quantity of recovery of estimated reserves. Such statutes and regulations, and their enforcement, have changed in the past and may change in the future, and may result in upward or downward revisions to current estimated proved reserves.
You should not assume that the standardized measure of discounted cash flows is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the standardized measure of discounted cash flows from proved reserves at December 31, 2018 are based on twelve-month, first day of month, average prices and costs as of the date of the estimate. These prices and costs will change and may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by oil and natural gas purchasers or in governmental regulations or taxation may also affect actual future net cash flows. The actual timing of development activities, including related production and expenses, will affect the timing of future net cash flows and any differences between estimated development timing and actual could have a material effect on standardized measure. In addition, the 10% discount factor we use when calculating standardized measure of discounted cash flows for reporting requirements in compliance with accounting requirements is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with our operations or the oil and natural gas industry in general will affect the accuracy of the 10% discount factor.
We may be unable to successfully identify, execute or effectively integrate future acquisitions, which may negatively affect our results of operations.
Acquisitions of oil and gas businesses and properties have been an important element of our business, and we may continue to pursue acquisitions in the future. In the last several years, we have pursued and consummated acquisitions that have provided us opportunities to grow our production and reserves. Although we regularly engage in discussions with, and submit proposals to, acquisition candidates, suitable acquisitions may not be available in the future on reasonable terms. If we do identify an appropriate acquisition candidate, we may be unable to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, effectively integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations may require a disproportionate amount of management's attention and our resources. Even if we complete additional acquisitions, continued acquisition financing may not be available or available on reasonable terms, any new businesses may not generate revenues comparable to our existing business, the anticipated cost efficiencies or synergies may not be realized and these businesses may not be integrated successfully or operated profitably. The success of any acquisition will depend on a number of factors, including the ability to estimate accurately the recoverable volumes of reserves, rates of future production and future net revenues attainable from the reserves and to assess possible environmental liabilities. Our inability to successfully identify, execute or effectively integrate future acquisitions may negatively affect our results of operations.
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
In addition, acquisitions of businesses may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. Our Exit Facility and the indenture governing our 2024 PIK Notes contain certain covenants that limit, or which may have the effect of limiting, among other things, acquisitions, capital expenditures, the sale of assets and the incurrence of additional indebtedness.

#27#

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
We review the net capitalized costs of our properties quarterly, using a single price based on the twelve-month, first day of month, average price of oil and natural gas for the prior 12 months. We also assess investments in unevaluated properties periodically to determine whether impairment has occurred. The risk that we will be required to recognize further write downs of the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unevaluated property values, or if estimated future development costs increase. We did not incur a ceiling test write-down during the years ended December 31, 2018 and December 31, 2017. See the risk factor "The carrying value of our oil and natural gas assets is expected to be restated under fresh start accounting upon our emergence from bankruptcy. The restated amount could exceed the full cost ceiling limit at March 31, 2019, which would result in a ceiling test write-down" above for a discussion regarding the possible effect fresh start accounting could have on our potential to record a ceiling-test writedown in the first quarter of 2019.
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

#28#

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

#29#

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

#30#

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

#31#

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
Risks Relating to Our Outstanding Common Stock
There may be circumstances in which the interests of two groups of our stockholders could be in conflict with the interests of our other stockholders.
Two groups of our stockholders advised by two investment management firms currently hold approximately 44% and 28%, respectively, of our post-reorganization Class A Common Stock. Circumstances may arise in which these groups of stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our Class A Common Stock. Furthermore, pursuant to the Successor’s amended and restated certificate of incorporation, each of these two groups of stockholders has the right to elect two directors to our Board of Directors for so long as each such group holds at least 20% of the then-outstanding Class A Common Stock or one director to our Board of Directors for so long as each such group holds at least 10% but less than 20% of the then-outstanding Class A Common Stock. As a result such directors will control decisions made by our Board of Directors, including whether to enter into the transactions described above.
In addition, our significant concentration of share ownership may adversely affect the trading price of our Class A Common Stock because investors may perceive disadvantages in owning shares in companies with significant stockholders.
There is no meaningful trading market for our Class A Common Stock and the market price of our Class A Common Stock is subject to volatility, which could make it difficult for you to sell your Class A Common Stock.
Upon our emergence from bankruptcy, the Predecessor’s common stock was canceled and the Successor issued new Class A Common Stock. The Class A Common Stock is not currently traded on a national securities exchange and no broker dealer is making an active market in the Class A Common Stock. Although our Class A Common Stock is eligible to trade in the "Grey Market" under the symbol "QWST", as of the date hereof, no trades have been reported on the www.otcmarkets.com website since the Effective Date. According to the www.otcmarkets.com website, "Grey Market" describes securities that are not currently traded on the OTCQX, OTCQB or Pink markets and broker-dealers are not willing or able to publicly quote these securities because of a lack of investor interest, company information availability or regulatory compliance. Accordingly, even if a trading market develops for our Class A Common Stock, the market price of our Class A Common Stock could be subject to wide fluctuations in response to, and the level of trading that develops with our Class A Common Stock may be affected by, numerous factors beyond our control such as our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the concentration of holdings of our Class A Common Stock, the lack of comparable historical financial information due to our expected adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Form 10-K. No assurance can be given that an active market will develop for our Class A Common Stock or as to the liquidity of the trading market for our Class A Common Stock. Our Class A Common Stock may be traded only infrequently, and reliable market quotations may not be available. Holders of our Class A Common Stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our Class A Common Stock, or the expectation of these sales, could materially and adversely affect the market price of our Class A Common Stock. For so long as our Class A Common Stock is not listed on a national securities exchange, our ability to access equity markets, obtain financing and provide equity incentives could be negatively impaired.
Provisions in our certificate of incorporation and bylaws could delay or prevent a change in control of our company, even if that change would be beneficial to our stockholders.
Certain provisions of our certificate of incorporation and bylaws may delay, discourage, prevent or render more difficult an attempt to obtain control of our company, whether through a tender offer, business combination, proxy contest or otherwise. These provisions include, among other things, those that:

#32#

•	permit two groups of our stockholders to elect up to four members of our board of directors and limit the removal of such directors;

•	authorize our Board of Directors to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•	establish advance notice procedures for nominating directors or presenting matters at stockholder meetings;

•	prohibit cumulative voting; and

•	restrict certain transfers (including acquisitions and dispositions) of the Company’s securities to assist in the preservation of the Company’s ability to utilize its current and future tax benefits.
We do not intend to pay dividends on our common stock and our ability to pay dividends on our common stock is restricted.
We have not paid dividends on our common stock, in cash or otherwise, and intend to retain our cash flow from operations for the future operation and development of our business. We are currently restricted from paying dividends on our common stock by our Exit Facility and the indenture governing the 2024 PIK Notes. Any future dividends also may be restricted by our then-existing debt agreements.

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
On November 6, 2018, the Debtors filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On January 31, 2019, the Bankruptcy Court entered an order confirming the Plan under Chapter 11 of the Bankruptcy Code. On February 8, 2019, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. For more information regarding the bankruptcy, see “Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code” in Items 1 and 2. “Business and Properties” of this Form 10-K above.
Commencement of the Chapter 11 Cases automatically stayed the lawsuits noted above as well as other claims and actions that were or could have been brought prior to November 6, 2018. Under the Plan, the aggregate portion of the $1.2 million fund set aside for general unsecured claims under the Plan (the “General Unsecured Claims Distribution”) that may be distributed to the holders of claims related to the lawsuits noted above is not permitted to exceed $400,000.
On February 8, 2019, Dacarba LLC was appointed as the GUC Administrator pursuant to the Plan. The GUC Administrator is responsible for, among other things, (i) objecting to general unsecured claims, (ii) administering the general unsecured claims allowance process, and (iii) authorizing distributions to holders of the general unsecured claims from the General Unsecured Claims Distribution, including the claims related to the lawsuits noted above. There are in excess of 300 remaining general unsecured claims subject to the Bankruptcy Court’s jurisdiction.
The Reorganized Debtors are responsible for the administering the priority, administrative expense, and secured claims. There are in excess of 100 remaining priority, administrative expense, and secured claims subject to the Bankruptcy Court’s jurisdiction. The claims administration process is ongoing and it is uncertain when the total allowed claims pool will be determined.

#33#

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5.     Market Price of and Dividends on Common Stock
From May 7, 2018 through February 8, 2019, the Predecessor’s shares of common stock were listed on the OTCQX market under the symbol “PQUE.” Prior to May 7, 2018, the Predecessor’s shares of common stock were listed on the New York Stock Exchange under the symbol “PQ.”
In connection with our emergence from bankruptcy, on the Effective Date, the Predecessor’s shares of common stock were canceled and ceased to be listed on the OTCQX market. Simultaneous with the cancellation of the Predecessor’s shares of common stock, the Successor authorized for issuance 64,999,998 shares of Class A Common Stock, one share of Class B Common Stock, one share of Class C Common Stock and 10,000,000 shares of preferred stock, and the Successor issued 8,900,000 shares of Class A Common Stock pro rata to the holders of the Old Notes. In addition, pursuant to the terms of the Plan, the Successor issued 300,000 shares of Class A Common Stock to certain holders of the Old Notes for their commitment to backstop the Exit Facility, one share of Class B Common Stock to the Class B Holder (as defined in the Successor’s amended and restated certificate of incorporation), and one share of Class C Common Stock to the Class C Holder (as defined in the Successor’s amended and restated certificate of incorporation).
The Class A Common Stock is not currently traded on a national securities exchange and no broker dealer is making an active market in the Class A Common Stock. Although our Class A Common Stock is eligible to trade in the “Grey Market” under the symbol “QWST”, as of the date hereof, no trades have been reported on the www.otcmarkets.com website since the Effective Date. According to the www.otcmarkets.com website, “Grey Market” describes securities that are not currently traded on the OTCQX, OTCQB or Pink markets and broker-dealers are not willing or able to publicly quote these securities because of a lack of investor interest, company information availability or regulatory compliance. Information contained in or available through the www.otcmarkets.com website is not part of or incorporated into this Form 10-K or any other report that we may file with or furnish to the SEC. There is currently no established public trading market for the shares of Class B Common Stock and Class C Common Stock and there has not been an established public trading market for the shares of Class B Common Stock and Class C Common Stock since the Company emerged from bankruptcy on the Effective Date. As of March 22, 2019, there were approximately forty, three and one shareholders of record for the Class A Common Stock, Class B Common Stock and Class C Common Stock, respectively.
We have never paid a dividend on the Predecessor's shares of common stock or the Successor's shares of Class A Common Stock, Class B Common Stock and Class C Common Stock, cash or otherwise, and intend to retain our cash flow from operations for the future operation and development of our business. The payment of future dividends, if any, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors and subject to any restrictions under our indebtedness. See Item 1A. “Risk Factors – Risks Relating to our Outstanding Common Stock – We do not intend to pay dividends on our common stock and our ability to pay dividends on our common stock is restricted.”
There were no repurchases of the Predecessor's common stock during the quarter ended December 31, 2018.

Item 6.    Selected Financial Data

Not Applicable.

#34#

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
Our liquidity position has been negatively impacted by lower commodity prices beginning in 2014. In response to the lower commodity prices, we executed numerous actions beginning in 2015 aimed at increasing liquidity, reducing overall debt levels and other liabilities and extending debt maturities. Despite these actions, our overall liquidity position and our cash available for capital expenditures continued to be negatively impacted by weak natural gas prices, declining production and increased cash interest expense on outstanding indebtedness.
As a result of the forgoing, we engaged in discussions and negotiations with the lenders under the Multidraw Term Loan Agreement (as defined below), certain holders of the 2021 Notes (as defined below) and 2021 PIK Notes (as defined below) and their legal and financial advisors regarding various alternatives with respect to our capital structure and financial position, including the significant amount of indebtedness, and the August 15, 2018 interest payments overdue on our 2021 Notes and 2021 PIK Notes.
Voluntary Reorganization under Chapter 11 of the Bankruptcy Code
As a result of the forgoing discussions and negotiations, on November 6, 2018 (the “Petition Date”), we and our wholly-owned direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions (collectively, the “Petition,” and the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).
In connection with the Chapter 11 filing, on the Petition Date, the Debtors entered into a restructuring support agreement (the “Restructuring Support Agreement”) with (i) holders of 81.83% of our 10% Second Lien Senior Secured Notes due 2021 (the “2021 Notes”), (ii) holders of 84.76% of our 10% Second Lien Senior Secured PIK Notes due 2021 (the “2021 PIK Notes”) and (iii) each of the lenders, or investment advisors or managers for the account of each of the lenders under our multi-draw term loan agreement (the “Multidraw Term Loan Agreement”), pursuant to which such parties agreed to support the Plan (as defined below).
On January 31, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Debtors’ First Amended Chapter 11 Plan of Reorganization, as Immaterially Modified as of January 28, 2019 (as amended, modified or supplemented from time to time, the “Plan”) under Chapter 11 of the Bankruptcy Code. On February 8, 2019 (the “Effective Date”), the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On the Effective Date, TDC Energy, LLC, Pittrans, Inc. and Sea Harvester Energy Development, L.L.C. were dissolved. The remaining Debtors (collectively, the “Reorganized Debtors”) continue in existence. In this Form 10-K, we may refer to the Company prior to the Effective Date as the “Predecessor,” and on and after the Effective Date as the “Successor.”
On the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, the Company:

•	Adopted an amended and restated certificate of incorporation and bylaws;

•
Appointed four new members to the Successor’s board of directors to replace all of the directors of the Predecessor, other than the director also serving as Chief Executive Officer, who was re-appointed pursuant to the Plan;

•
Canceled all of the Predecessor’s common stock and 6.875% Series B Cumulative Convertible Perpetual Preferred Stock with the former holders thereof not receiving any consideration in respect of such stock;

#35#

•	Issued to the former holders of the Predecessor’s 2021 Notes and 2021 PIK Notes (collectively, the “Old Notes”), in exchange for the cancellation and discharge of the Old Notes:

◦	8,900,000 shares of the Successor’s Class A Common Stock; and

◦	$80.0 million of the Successor’s 10% Senior Secured PIK Notes due 2024 (the “2024 PIK Notes”);

•	Issued 300,000 shares of the Successor’s Class A Common Stock to certain former holders of the Old Notes for their commitment to backstop the Exit Facility (as defined below);

•
Issued to the Class B Holder (as defined in the Successor’s amended and restated certificate of incorporation) one share of the Successor’s Class B Common Stock, which confers certain rights to elect directors and certain drag-along rights;

•
Issued to the Class C Holder (as defined in the Successor’s amended and restated certificate of incorporation) one share of the Successor’s Class C Common Stock, which confers certain rights to elect directors and certain drag-along rights;

•	Entered into a new $50 million senior secured Term Loan Agreement (the “Exit Facility”) upon the repayment and termination of the Predecessor’s Multidraw Term Loan Agreement;

•	Entered into a registration rights agreement (the “Registration Rights Agreement”) with certain holders of the Successor’s Class A Common Stock and 2024 PIK Notes; and

•
Adopted a new management incentive plan (the “2019 Long Term Incentive Plan”) for officers, directors and employees of the Successor and its subsidiaries, pursuant to which 1,344,000 shares of the Successor’s Class A Common Stock were reserved for issuance.

The foregoing is a summary of the substantive provisions of the Plan and related transactions and is not intended to be a complete description of, or a substitute for a full and complete reading of the Plan and the other documents referred to above. See “Note 2- Voluntary Reorganization under Chapter 11 of the Bankruptcy Code” in Item 8. Financial Statements and Supplementary Data of this Form 10-K for a discussion of our bankruptcy and resulting reorganization.
Bankruptcy Accounting and Financial Reporting
The consolidated financial statements have been prepared in accordance with ASC 852, Reorganizations, for the period subsequent to the bankruptcy filing. ASC 852 requires that the consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the Chapter 11 Cases are recorded as reorganization items on the consolidated statement of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process are classified on the consolidated balance sheet as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.
Debtor-In-Possession
During the pendency of the Chapter 11 Cases, the Debtors operated as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors were authorized to continue to operate as an ongoing business, but were not permitted to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to motions filed with the Bankruptcy Court that were designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, customers and employees, the Bankruptcy Court authorized the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to: (i) pay employees' wages and related obligations; (ii) continue to operate their cash management system in a form substantially similar to pre-petition practice; (iii) continue to honor certain obligations related to our royalty obligations; and (iv) pay taxes in the ordinary course.
Reorganization Items
The Debtors have incurred costs associated with the reorganization, primarily legal and professional fees. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization items within the accompanying consolidated statement of operations for the year ended December 31, 2018. Reorganization items included $3.8 million related to post petition professional fees and $0.5 million related to claims relating to the Chapter 11 Cases and adjustments to the carrying value of debt classified as liabilities subject to compromise.

#36#

Liabilities Subject to Compromise
The accompanying consolidated balance sheet as of December 31, 2018 includes amounts classified as liabilities subject to compromise, which represent liabilities which have been allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors' current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process.
Liabilities subject to compromise at December 31, 2018 consisted of the following (in thousands):

December 31, 2018
10% Senior PIK Notes due 2021	$275,046
10% Senior Notes due 2021	9,427
Accrued interest	20,624
Accounts payable to vendors	874
Other long-term liabilities	510
Other accrued liabilities	2,724
Preferred stock dividend payable	14,649
Liabilities subject to compromise	$323,854

Critical Accounting Policies
Bankruptcy Accounting
For the year ended December 31, 2018, the consolidated financial statements have been prepared in accordance with Accounting Standards Codification ("ASC") 852, Reorganizations. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the Chapter 11 Cases will be recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that have been impacted by the bankruptcy reorganization process will be classified on the balance sheet in liabilities subject to compromise. These liabilities will be reported at the amounts allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See "Note 2 - Voluntary Reorganization under Chapter 11 of the Bankruptcy Code" in Item 8 for a full disclosure of accounting methods utilized in this Form 10-K.
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

#37#

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

#38#

Results of Operations
The following table sets forth certain information with respect to our oil and gas operations for the periods noted. These historical results are not necessarily indicative of results to be expected in future periods.

	Year Ended December 31,
	2018	2017
Production:
Oil (Bbls)	325,948	591,558
Gas (Mcf)	16,012,892	19,610,964
Ngl (Mcfe)	3,366,389	4,452,817
Total Production (Mcfe)	21,334,969	27,613,129
Sales:
Total oil sales	$21,027,470	$31,258,109
Total gas sales	50,768,159	60,922,072
Total ngl sales	15,303,178	16,107,068
Total oil and gas sales	$87,098,807	$108,287,249
Average sales prices:
Oil (per Bbl)	$64.51	$52.84
Gas (per Mcf)	3.17	3.11
Ngl (per Mcfe)	4.55	3.62
Per Mcfe	4.08	3.92
The above sales and average sales prices include increases to revenue related to the settlement of gas hedges of $805,000 and $1,461,000, for the years ended December 31, 2018 and 2017, respectively. The above sales and average sales prices include decreases to revenue related to the settlement of oil hedges of $1,428,000 for the year ended December 31, 2018. There were no settlements of oil hedges for the years ended December 31, 2017 and no settlements of ngl hedges for any period presented.
Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017
In January 2018, we completed the sale of our Gulf of Mexico assets. During the year ended December 31, 2017, these assets contributed the following to our oil and gas operations:

	Year ended	Percent of Total
	December 31, 2017	Company
Production:
Oil (Bbls)	304,384	51%
Gas (Mcf)	4,644,749	24%
Ngl (Mcfe)	466,608	10%
Total Production (Mcfe)	6,937,661	25%
Sales:
Total oil sales	$16,021,023	51%
Total gas sales	14,135,290	23%
Total ngl sales	1,821,102	11%
Total oil and gas sales	$31,977,415	30%
Net loss available to common stockholders totaled $13,919,000 and $11,776,000 for the years ended December 31, 2018 and 2017, respectively. The primary fluctuations were as follows:
Production Total production decreased 23% during the year ended December 31, 2018 as compared to the 2017 period. The decrease in production was due primarily to the sale of our Gulf of Mexico assets in January 2018 and normal production declines at our legacy Gulf Coast and East Texas fields. Partially offsetting these decreases were increases as a result of the success of our East Texas drilling program.

#39#

Gas production during the year ended December 31, 2018 decreased 18% from the 2017 period. The decrease in gas production was due to the sale of our Gulf of Mexico assets and normal production declines at our legacy Gulf Coast and East Texas fields. Partially offsetting these decreases were increases as a result of our successful East Texas drilling program and the successful recompletion of our Thunder Bayou well. We expect our 2019 average daily gas production to approximate the average daily gas production realized during 2018.
Oil production during the year ended December 31, 2018 decreased 45% as compared to the 2017 period as a result of the January 2018 sale of our Gulf of Mexico assets and the sale of our E. Lake Verret field during the second quarter of 2017. Partially offsetting this decrease was an increase as a result of the successful recompletion of our Thunder Bayou well and our successful East Texas drilling program. We expect our 2019 average daily oil production to approximate the average daily oil production realized during 2018.
Ngl production during the year ended December 31, 2018 decreased 24% from the 2017 period primarily as a result of the sale of our Gulf of Mexico assets and normal production declines at our legacy Gulf Coast and East Texas fields. These decreases were partially offset by the successful recompletion of our Thunder Bayou well during the first quarter of 2017 and our successful drilling program in East Texas. We expect our 2019 average daily Ngl production to approximate the average daily Ngl production realized during 2018.
Prices Including the effects of our hedges, average gas prices per Mcf for the year ended December 31, 2018 were $3.17 as compared to $3.11 for the 2017 period. Average oil prices per Bbl for the year ended December 31, 2018 were $64.51 as compared to $52.84 for the 2017 period and average Ngl prices per Mcfe were $4.55 for the year ended December 31, 2018, as compared to $3.62 for the 2017 period. Stated on an Mcfe basis, unit prices received during the year ended December 31, 2018 were 4% higher than the prices received during the 2017 period.
Revenue Including the effects of hedges, oil and gas sales during the twelve months ended December 31, 2018 decreased 20% to $87,099,000, as compared to oil and gas sales of $108,287,000 during the 2017 period. This decrease was primarily the result of the above mentioned production decreases as a result of the sale of our Gulf of Mexico assets.
Expenses Lease operating expenses for the year ended December 31, 2018 totaled $20,552,000, or $0.96 per Mcfe, as compared to $33,162,000, or $1.20 per Mcfe, during the 2017 period. The decreases in total and per unit lease operating expenses for the year ended December 31, 2018 are primarily a result of the divestiture of our Gulf of Mexico wells which had a higher per unit rate as compared to our remaining East Texas and South Louisiana wells. We expect per unit lease operating expenses during 2019 to approximate those realized during 2018.
Production taxes for the year ended December 31, 2018 totaled $3,198,000, or $0.15 per Mcfe, as compared to $3,302,000, or $0.12 per Mcfe, during the 2017 period.
General and administrative expenses during the year ended December 31, 2018 totaled $17,564,000 as compared to $15,860,000 during the 2017 period. General and administrative expenses increased 11% during the year ended December 31, 2018 primarily due to the inclusion of $4,401,000 of costs related to pre-petition professional fees related to our bankruptcy filing.  Included in general and administrative expenses for 2018 are share-based compensation costs, net of amounts capitalized, of $828,000, compared to $1,546,000 during the 2017 period. We capitalized $6,300,000 of general and administrative costs during the year ended December 31, 2018 as compared to $7,011,000 during the comparable 2017 period.
Depreciation, depletion and amortization ("DD&A") expense on oil and gas properties for the year ended December 31, 2018 totaled $22,410,000, or $1.05 per Mcfe, as compared to $31,667,000, or $1.15 per Mcfe, during the comparable 2017 period. The decrease in the per unit DD&A rate is primarily the result of the divestiture of our Gulf of Mexico assets in January 2018 and the sale of our East Texas saltwater assets during the fourth quarter of 2017. We expect our 2019 DD&A rate to approximate 2018.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $28,147,000 during the year ended December 31, 2018, as compared to $28,836,000 during 2017. During the year ended December 31, 2018, our capitalized interest totaled $1,836,000 as compared to $1,571,000 during the 2017 period. Interest expense during the year ended December 31, 2018 included the write off in September 2018 of the remaining deferred financing costs related to our Old Loan Agreement (as defined below) in the amount of $1,635,000. We expect interest expense to be significantly reduced during 2019 as result of the bankruptcy filing and related change to our debt as discussed below.
The consolidated financial statements have been prepared in accordance with ASC 852, Reorganizations, for the period subsequent to the bankruptcy filing. ASC 852 requires that the consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, costs associated with the bankruptcy proceedings have been recorded as reorganization items on the consolidated statement of operations. Reorganization items included $3,760,000 related to post-petition professional fees and $534,000 related to adjustments to certain claims relating to the Chapter 11 Cases and to the carrying value of debt classified as liabilities subject to compromise.

#40#

Income tax expense during the year ended December 31, 2018 totaled $152,000, as compared to an income tax benefit of $949,000 during the 2017 period. We typically provide for income taxes at the statutory federal income tax rate adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of the ceiling test write-downs recognized in 2016 and prior years, we have incurred a three-year cumulative loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $118,716,000 as of December 31, 2018.
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. We made a reasonable estimate of the effects on existing deferred tax balances and recognized a provisional amount of approximately $64.9 million as of December 31, 2017 to remeasure deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We finalized our accounting for the Act in connection with the filing of our 2017 federal tax return and determined no adjustment was necessary to the previously recognized provisional amount.
Liquidity and Capital Resources
At December 31, 2018 we had working capital of approximately $29.2 million compared to a working capital deficit of approximately $5.9 million at December 31, 2017. We have historically financed our acquisition, exploration and development activities principally through cash flow from operations, borrowings from banks and other lenders, issuances of equity and debt securities, joint ventures and sales of assets. However, our liquidity position has been negatively impacted by lower commodity prices beginning in 2014. In response to lower commodity prices we executed a number of transactions aimed at increasing liquidity, reducing overall debt levels and other liabilities and extending debt maturities. Despite such actions, our overall liquidity position and our cash available for capital expenditures continued to be negatively impacted by weak natural gas prices, declining production and increasing cash interest expense on outstanding indebtedness.
As a result of the forgoing, we engaged in discussions and negotiations with the lenders under the Multidraw Term Loan Agreement, certain holders of the Company’s 2021 Notes and 2021 PIK Notes, and their legal and financial advisors regarding various alternatives with respect to our capital structure and financial position, including the significant amount of indebtedness, and the August 15, 2018 interest payments overdue on our 2021 Notes and 2021 PIK Notes. As a result of the forgoing discussions and negotiations, on November 6, 2018, we and our direct and indirect subsidiaries filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. See "Overview - Voluntary Reorganization under Chapter 11 of the Bankruptcy Code" above for more information. Since the Chapter 11 filings on November 6, 2018, our principal sources of liquidity have been limited to cash flow from operations and cash on hand. We are pursuing various alternatives to increase our liquidity, including joint ventures and asset sales. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with our bankruptcy filing and administration of the Chapter 11 Cases. See "Item 1A Risk Factors".
Source of Capital: Operations
Net cash flow provided by operations decreased from $44.2 million during the year ended December 31, 2017 to $18.8 million during the 2018 period. The decrease in operating cash flow during 2018 as compared to 2017 was primarily attributable to reductions in our accounts payable to vendors, the sale of our Gulf of Mexico assets and the professional fees incurred in connection with our bankruptcy filing and administration of the Chapter 11 Cases.
Source of Capital: Divestitures
We do not budget property divestitures; however, we are continuously evaluating our property base to determine if there are assets in our portfolio that no longer meet our strategic objectives. From time to time we may divest certain assets in order to provide liquidity to strengthen our balance sheet or provide capital to be reinvested in higher rate of return projects. We are currently pursuing a joint venture in our East Texas assets aimed at bringing in liquidity and reducing our share of drilling capital. We cannot assure you that we will be able to sell any of our assets or consummate additional joint ventures in the future.
On January 31, 2018, we sold our Gulf of Mexico properties. Although we received no cash proceeds from the sale of these properties and were required to contribute approximately $3.8 million toward future abandonment costs, we will no longer have an obligation for $35.1 million of estimated undiscounted future abandonment costs related to the properties sold. Additionally, we received refunds as of the date hereof of $12.4 million related to a depositary account that served to collateralize a portion of our offshore bonds related to these properties.

#41#

Source of Capital: Debt
Pre-emergence Indebtedness
On August 19, 2010, we issued $150 million in principal amount of our 10% Senior Notes due 2017. On July 3, 2013, we issued an additional $200 million in principal amount of our 10% Senior Notes due 2017 (collectively, the "2017 Notes").
On February 17, 2016, we closed a private exchange offer (the "February Exchange") and consent solicitation (the "February Consent Solicitation") to certain eligible holders of our outstanding 2017 Notes. In satisfaction of the tender of $214.4 million in aggregate principal amount of the 2017 Notes, representing approximately 61% of the then outstanding aggregate principal amount of 2017 Notes, we (i) paid approximately $53.6 million of cash, (ii) issued $144.7 million aggregate principal amount of our new 10% Second Lien Senior Secured Notes due 2021 (the "2021 Notes") and (iii) issued approximately 1.1 million shares of Predecessor common stock. Following the completion of the February Exchange, $135.6 million in aggregate principal amount of the 2017 Notes remained outstanding. The February Consent Solicitation eliminated or waived substantially all of the restrictive covenants contained in the indenture governing the 2017 Notes.
On September 27, 2016, we closed private exchange offers (the "September Exchange") and a consent solicitation (the "September Consent Solicitation") to certain eligible holders of our outstanding 2017 Notes and 2021 Notes. In satisfaction of the consideration of $113.0 million in aggregate principal amount of the 2017 Notes, representing approximately 83% of the then outstanding aggregate principal amount of 2017 Notes, and $130.5 million in aggregate principal amount of the 2021 Notes, representing approximately 90% of the then outstanding aggregate principal amount of 2021 Notes, we issued (i) $243.5 million in aggregate principal amount of our new 10% Second Lien Senior Secured PIK Notes due 2021 (the "2021 PIK Notes") and (ii) approximately 3.5 million shares of Predecessor common stock. We also paid, in cash, accrued and unpaid interest on the 2017 Notes and 2021 Notes accepted in the September Exchange from the last applicable interest payment date to, but not including, September 27, 2016. Following the consummation of the September Exchange, there were $22.7 million in aggregate principal amount of the 2017 Notes outstanding and $14.2 million in aggregate principal amount of the 2021 Notes outstanding. The September Consent Solicitation amended certain provisions of the indenture governing the 2021 Notes and amended the registration rights agreement with respect to the 2021 Notes.
On March 31, 2017, we redeemed the remaining outstanding 2017 Notes at a redemption price of $22.8 million. The redemption was funded by cash on hand and $20 million borrowed under the Old Loan Agreement described below. On December 28, 2017, we issued 2.2 million shares of Predecessor common stock to extinguish $4.8 million of outstanding principal amount of 2021 Notes.
The 2021 PIK Notes accrued interest at a rate of 10% per annum on the principal amount and interest was payable semi-annually in arrears on February 15 and August 15 of each year. We were permitted, at our option, for the first three interest payment dates of the 2021 PIK Notes ending with the February 2018 interest payment, to instead pay interest at (i) the annual rate of 1% in cash plus (ii) the annual rate of 9% PIK (the "PIK Interest") payable by increasing the principal amount outstanding of the 2021 PIK Notes or by issuing additional 2021 PIK Notes in certificated form. We exercised this PIK option in connection with the interest payments due on February 15, 2017, August 15, 2017 and February 15, 2018.
The 2021 Notes accrued interest at a rate of 10% per annum on the principal amount and interest was payable semi-annually in arrears on February 15 and August 15 of each year.
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to Accounting Standards Codification ("ASC") Topic 470-60 "Troubled Debt Restructurings by Debtors." We determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million was reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall was being amortized under the effective interest method as an addition to interest expense over the term of the 2021 PIK Notes.
We previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange was then reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes was being amortized under the effective interest method over the term of the 2021 Notes.

#42#

On October 17, 2016, we entered into a multidraw term loan agreement (the "Old Loan Agreement") with Franklin Custodian Funds - Franklin Income Fund ("Franklin"), as a lender, and Wells Fargo Bank, National Association, as administrative agent (the "Agent"), replacing the prior credit agreement with JPMorgan Chase Bank, N.A. Effective August 14, 2018, we entered into a Forbearance Agreement (the "Forbearance Agreement") with the Agent for the lenders with respect to the Old Loan Agreement. Pursuant to the Forbearance Agreement, the Agent and the lenders under the Old Loan Agreement agreed to forbear from taking any action with respect to certain specified events of default occurring under the Old Loan Agreement as a result of our non-payment of interest with respect to the 2021 PIK Notes and 2021 Notes when due and payable on August 15, 2018 under the indentures governing those notes. On August 31, 2018, we entered into a new Multidraw Term Loan Agreement (the "Multidraw Term Loan Agreement"), which replaced the Old Loan Agreement, with the lenders party thereto from time to time (the "Lenders") and the Agent. The Multidraw Term Loan Agreement provided a multi-advance term loan facility in the principal amount of up to $50.0 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the “Term Loans”) were permitted to be used to repay existing debt, to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. On August 31, 2018, we borrowed $50.0 million under the Term Loans, and repaid $32.5 million of outstanding borrowings under the Old Loan Agreement, plus accrued interest and fees and retained the balance of the borrowings for general corporate purposes. As a result, as of December 31, 2018, we had no borrowing availability under the Multidraw Term Loan Agreement.
Effective September 14, 2018, we entered into a Forbearance Agreement (the "Loan Forbearance Agreement") with the Agent for the lenders with respect to the Multidraw Term Loan Agreement. Pursuant to the Forbearance Agreement, the Agent and Lenders agreed to forbear from taking any action with respect to certain anticipated events of default occurring under the Multidraw Term Loan Agreement as a result of the non-payment of interest with respect to th 2021 Notes and 2021 PIK Notes when due and payable on August 15, 2018 and such non-payment continuing for a period of 30 days under the indentures governing the notes. The Loan Forbearance Agreement was effective from September 14, 2018 until the earlier of (i) 11:59 p.m. Eastern time on September 28, 2018 or (ii) the occurrence of any specified forbearance default, which includes, among other things, any event of default under the Multidraw Term Loan Agreement, other than the anticipated events of default or a breach by us of the Loan Forbearance Agreement. On September 28, 2018, October 5, 2018, October 19, 2018 and October 31, 2018, we, the Agent and the Lenders entered in first, second, third and fourth amendments to the Loan Forbearance Agreement that extended the September 28, 2018 deadline to 11:59 p.m. Eastern time on each of October 5, 2018, October 19, 2018, October 31, 2018 and November 6, 2018, respectively. The Loan Forbearance Agreement terminated on the commencement of the Chapter 11 Cases.
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
Pursuant to the Notes Forbearance Agreements, the Supporting Holders agreed to forbear from exercising their rights and remedies under their respective indentures governing the 2021 Notes and the 2021 PIK Notes or the related security documents with respect to certain anticipated events of default occurring under the indentures as a result of the non-payment by us of interest with respect to the 2021 Notes and the 2021 PIK Notes when due and payable on August 15, 2018 and such non-payment continuing for a period of 30 days, until the earlier of (i) 11:59 p.m. Eastern time on September 28, 2018 and (ii) the date the Notes Forbearance Agreements otherwise terminate in accordance with the terms therein (the "Forbearance Period"). Pursuant to the Notes Forbearance Agreements, the Supporting Holders agreed to not deliver any notice or instruction in respect of the exercise of any of the rights and remedies otherwise available under the indentures or the related security documents with respect to such anticipated events of default. The Supporting Holders also agreed to not transfer any ownership in the 2021 Notes and the 2021 PIK Notes held by any of the Supporting Holders during the Forbearance Period other than to potential transferees currently parties to, or who agree in writing to be bound by, the Notes Forbearance Agreements. On September 28,2018, October 5, 2018, October 19, 2018 and October 31, 2018, we and the Supporting Holders entered into first, second, third and fourth amendments to the Notes Forbearance Agreements that extended the September 28, 2018 deadline to 11:59 p.m. Eastern time on each of October 5, 2018, October 19, 2018, October 31, 2018 and November 6, 2018, respectively. The Notes Forbearance Agreements terminated on the commencement of the Chapter 11 Cases described in Note 10.
The face value of the 2021 Notes and the 2021 PIK Notes, including accrued PIK Interest, is classified as liabilities subject to compromise as of December 31, 2018. The Term Loans are reflected net of $0.3 million and $2.0 million of related unamortized deferred financing costs as of December 31, 2018 and 2017, respectively. The adjustments to write off the remaining unamortized deferred financing costs and carrying value adjustments related to the February Exchange and September Exchange are included in reorganization items in the consolidated statement of operations.

#43#

The commencement of the Chapter 11 Cases described in "Overview - Voluntary Reorganization under Chapter 11 of the Bankruptcy Code" above, constituted an event of default that accelerated the obligations under the Multidraw Term Loan Agreement and the indentures governing the 2021 Notes and 2021 PIK Notes. The Multidraw Term Loan Agreement and the indentures governing the 2021 Notes and 2021 PIK Notes provided that as a result of the Petition, the principal and interest due thereunder should be immediately due and payable. However, any efforts to enforce such payment obligations under such debt instruments were automatically stayed as a result of the Chapter 11 Cases, and the creditors' rights of enforcement in respect of such debt instruments were subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
Post-Emergence Indebtedness
As discussed in "Overview - Voluntary Reorganization under Chapter 11 of the Bankruptcy Code" above, on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, we entered into the Term Loan Agreement (the “Exit Facility”) with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The Exit Facility provides for a $50 million term loan facility.
The proceeds of the Exit Facility were used to repay in full the loans and other obligations under the Multidraw Term Loan Agreement. The maturity date of the Exit Facility is November 8, 2023. The interest rate per annum is equal to (i) in the case of LIBOR Loans (as defined in the Exit Facility), 7.50% per annum and (ii) in the case of Base Rate Loans (as defined in the Exit Facility), 6.50% per annum. The Exit Facility is secured by a first priority lien on substantially all of our assets.
We are subject to a restrictive covenant under the Exit Facility, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of our oil and gas properties, before any state, federal, foreign or other income taxes, attributable to total proved reserves, using strip prices then in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the aggregate outstanding principal amount of the term loans to be less than 1.50 to 1.00 as measured on the last day of each calendar. If we fail to maintain the ratio, we may either (i) prepay the outstanding term loans such that after giving effect to such prepayment, the financial covenant is met or (ii) be in default under the Exit Facility, in which case the term loans and all other amounts owed pursuant to the Exit Facility would become immediately due and payable.
The Exit Facility also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens and indebtedness, entering into mergers, consolidations and sales of assets, and transactions with affiliates and other customary covenants. See Item 1A Risk Factors - "Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests" for a detailed discussion of these debt covenants and their affect on our business.
The Exit Facility contains customary events of default and remedies for credit facilities of this nature. If we do not comply with the financial and other covenants in the Exit Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Exit Facility.
As discussed in "Overview - Voluntary Reorganization under Chapter 11 of the Bankruptcy Code" above, on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, we entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent, and issued $80 million of our 10% Senior Secured PIK Notes due 2024 (the “2024 PIK Notes”) pursuant thereto.
Interest on the 2024 PIK Notes accrues at a rate of 10% per annum payable semi-annually in kind (“PIK Interest”) on February 15 and August 15 of each year, beginning on August 15, 2019. At the election of our Board of Directors, so long as we have provided notice to the holders of the 2024 PIK Notes and the Trustee of such election at least 30 days prior to any applicable interest payment date, interest on the 2024 PIK Notes for any interest period may instead be payable at the annual rate (i) solely in cash (the “Cash Interest”) or (ii) partially as Cash Interest and partially as PIK Interest. The maturity date of the 2024 Notes is February 15, 2024. The 2024 PIK Notes are secured on a second priority lien basis by the equity of our subsidiary PetroQuest Energy, LLC that also secures the Exit Facility. Pursuant to the terms of an intercreditor agreement, the security interest in those assets that secure the 2024 PIK Notes and the related guarantee will be contractually subordinated to liens thereon that secure the Exit Facility and certain other permitted obligations as set forth in the Indenture. Consequently, the 2024 PIK Notes and the related guarantee will be effectively subordinated to the Exit Facility and such other permitted obligations to the extent of the value of such assets.
We may, at our option, on any one or more occasions redeem all or a portion of the 2024 PIK Notes issued under the Indenture at the redemption prices set forth below (expressed in percentages of principal amount on the redemption date), plus accrued and unpaid Cash Interest together with an amount of cash equal to all accrued and unpaid PIK Interest on the 2024 PIK Notes to be redeemed to, but not including, the redemption date (subject to the right of holders of the 2024 PIK Notes of record

#44#

on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:
Period                        Redemption Price
February 8, 2019 to February 7, 2020        102.000%
February 8, 2020 to February 7, 2021        101.000%
February 8, 2021 and thereafter            100.000%
Upon the occurrence of certain change of control events, any holder of the 2024 PIK Notes will have the right to cause us to repurchase all or any part of such holder’s 2024 PIK Notes at a repurchase price payable in cash equal to 101% of the principal amount of the 2024 PIK Notes to be repurchased (including any PIK Notes (as defined in the Indenture) or any increase in principal amount of the 2024 PIK Notes in connection with PIK Interest, plus accrued interest to the date of repurchase (subject to the right of holders of record on the relevant record date to receive interest due on the related interest payment date).
Use of Capital: Exploration and Development
Our 2019 capital budget is expected to be substantially higher as compared to 2018 as a result of the East Texas and Austin Chalk drilling activity expected during 2019. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. We plan to fund our capital expenditures with cash flow from operations and cash on hand. We are also pursuing a joint venture in our East Texas assets aimed at bringing in liquidity and reducing our share of drilling capital. To the extent additional capital is required or we are unsuccessful in consummating a joint venture, we may evaluate the sale of additional assets or we may reduce our capital expenditures to manage our liquidity position.
Use of Capital: Acquisitions
On December 20, 2017, we entered into an oil focused play in central Louisiana targeting the Austin Chalk formation through the execution of agreements to acquire interests in approximately 24,600 gross acres. We have invested approximately $15.0 million as of December 31, 2018 in acquisition, engineering and geological cots and issued 2 million shares of Predecessor common stock with respect to these interests. We plan to drill our initial horizontal test well during 2019 utilizing data from existing vertical and unfracked horizontal wells that have been drilled in the area.
We expect to finance our future acquisition activities, if consummated, with cash on hand, sales of properties or assets or joint venture arrangements with industry partners, if necessary. We cannot assure you that such additional financings will be available on acceptable terms, if at all.

Item 7A    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8.	Financial Statements and Supplementary Data
Information concerning this Item begins on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the following:

#45#

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, management believes that our internal control over financial reporting was effective as of December 31, 2018 based on these criteria.

March 28, 2019
/s/ Charles T. Goodson
Charles T. Goodson
Chairman and
Chief Executive Officer

/s/ J. Bond Clement
J. Bond Clement
Executive Vice President-
Chief Financial Officer

Item 9B.	Other Information
NONE

#46#

PART III

As previously disclosed, on November 6, 2018, we and our direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Court”). On January 31, 2019, the Court entered an order (the “Confirmation Order”) confirming the Debtors’ First Amended Chapter 11 Plan of Reorganization, as Immaterially Modified as of January 28, 2019 (as amended, modified or supplemented from time to time, the “Plan”) under Chapter 11 of the Bankruptcy Code. On February 8, 2019 (the “Effective Date”), the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. The Plan includes the appointment of a new board of directors as described below. On the Effective Date, the following members of the Company’s then-existing board of directors were deemed to have resigned as directors of the Company: William W. Rucks, IV, E. Wayne Nordberg, Charles F. Mitchell, II, MD, J. Gerard Jolly and W. J. Gordon, III. None of the resignations resulted from any disagreement with the Company regarding any matter related to the Company’s operations, policies, or practices.
Item 10.        Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table provides information regarding our current executive officers and directors. Pursuant to the Plan, the new board of directors of the Company (the “Board”) as of the Effective Date consists of five members: Neal P. Goldman (Chairman), Charles T. Goodson, David I. Rainey, Harry F. Quarls, and J. Bradley Juneau.
Name                    Age    Position
Charles T. Goodson            63    Chief Executive Officer, President & Director
J. Bond Clement                47    Executive Vice President, Chief Financial Officer & Treasurer
Arthur M. Mixon, III            60    Executive Vice President - Operations and Production
Neal P. Goldman                49    Director and Chairman of the Board
J. Bradley Juneau                59    Director
Harry F. Quarls                66    Director
David I. Rainey                64    Director
Charles T. Goodson
Chief Executive Officer, President & Director
Mr. Goodson has served as our Chief Executive Officer since September 1998 and also served as our Chairman of the Board from May 2000 through the Effective Date.  He has also served as our President since July 2004.   From 1995 to 1998, Mr. Goodson was President of American Explorer, L.L.C., a private oil and gas exploration and production company we subsequently acquired.  Since 1985, he has served as President and 50% owner of American Explorer, Inc., an oil and gas operating company which formerly operated properties for us.  From 1980 to 1985, he worked for Callon Petroleum Company, first as a landman, then District Land Manager and then Regional Land Manager.  He began his career in 1978 as a landman for Mobil Oil Corporation.  In addition, Mr. Goodson is a member of the Lafayette Association of Petroleum Landmen and the American Association of Petroleum Landmen. He is also a member of IberiaBank's Lafayette Advisory Board, the Federal Reserve Bank of Atlanta Energy Advisory Council and a past member of the Board of Directors of Our Lady of Lourdes Regional Medical Center, the Governor’s Energy Policy Advisory Commission and the Young President’s Organization (YPO). His civic organization memberships include the Lafayette Chamber of Commerce and the United Way of Acadiana. Mr. Goodson is past Regional Governor - Louisiana (Southwest) for the Independent Petroleum Association of America (IPAA) and past Chairman of the Louisiana Independent Oil and Gas Association (LIOGA).  As a result of these and other professional experiences, and his longevity with the company, Mr. Goodson possesses broad and particular knowledge of all aspects of the oil and gas production industry as well as extensive leadership experience as our Chief Executive Officer and President and former Chairman.

#47#

J. Bond Clement
Executive Vice President, Chief Financial Officer and Treasurer
Mr. Clement has served as our Executive Vice President, Chief Financial Officer and Treasurer since October 2009.  He also served as our Senior Vice President and Chief Accounting Officer from March 2008 to October 2009, as our Controller from October 2004 until March 2008, as a Vice President from May 2006 to August 2007 and as our Vice President of Finance from August 2007 to March 2008. Prior to joining us in October 2004, Mr. Clement served in a variety of investor relations, corporate finance and accounting related management positions at Stone Energy Corporation from 1997 to 2004 and worked for Freeport-McMoRan Inc. from 1996 to 1997.  From 1993 to 1996, Mr. Clement worked at Arthur Andersen LLP primarily auditing clients focused in the energy industry. Mr. Clement earned a Bachelor of Science Degree in Accounting, Cum Laude, from Louisiana State University in 1993 and was a Certified Public Accountant.
Arthur M. Mixon, III
Executive Vice President - Operations and Production
Mr. Mixon has served as our Executive Vice President - Operations and Production since October 2009.  He also served as our Executive Vice President - Exploration and Production from May 2006 to October 2009 and as our Senior Vice President-Operations from January 2001 to May 2006.  From 1981 to 2001, Mr. Mixon accumulated 20 years of experience with BP Amoco PLC, a public petroleum and petrochemical company, in a variety of engineering, supervisory and management positions in the United States, Trinidad and Tobago, and Venezuela.  He is a member of numerous industry organizations including the Society of Petroleum Engineers, American Association of Drilling Engineers, American Petroleum Institute, Louisiana Oil and Gas Association, National Ocean Industries Association, as well as the Oilfield Christian Fellowship.  Mr. Mixon is a Registered Professional Engineer, receiving a Bachelor of Science Degree in Petroleum Engineering from Louisiana State University in 1980.
Neal P. Goldman
Chairman of the Board
Mr. Goldman has served as a director of the Company and as our Chairman of the Board since the Effective Date. He has over 25 years of experience in investing and working with companies to maximize shareholder value. He is currently the Managing Member of SAGE Capital Investments, LLC, a consulting firm specializing in independent board of director services, restructuring, strategic planning and transformations for companies in multiple industries including energy, technology, media, retail, gaming and industrials. He also currently serves as Chairman of the Board of Talos Energy Inc. and is a member of the boards of Ultra Petroleum, Midstates Petroleum, and Ditech Holdings. As a board member, Mr. Goldman has demonstrated expertise representing public and private companies experiencing complex corporate governance and/or financial situations. Mr. Goldman received a BA from the University of Michigan and a MBA from the University of Illinois.
J. Bradley Juneau
Director
Mr. Juneau has served as a director of the Company since the Effective Date. Mr. Juneau is the sole manager of the general partner of Juneau Exploration, L.P. (“JEX”), a company involved in the exploration and production of oil and natural gas. Prior to forming JEX in 1998, Mr. Juneau served as senior vice president of exploration for Zilkha Energy Company from 1987 to 1998. Prior to joining Zilkha Energy Company, Mr. Juneau served as staff petroleum engineer with Texas International Company for three years, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with Enserch Corporation in Oklahoma City. He is co-founder of the Contango ORE, Inc. (“CORE”) and was appointed President, Chief Executive Officer and a director of CORE in August 2012 after the Company’s co-founder, Mr. Kenneth R. Peak, received a medical leave of absence. In April 2013, Mr. Juneau was elected Chairman. Mr. Juneau previously served as a director of Contango Oil & Gas Company from April 2012 to March 2014.  Mr. Juneau is currently a director of Talos Energy, Inc. and Castex Energy.  Mr. Juneau holds a Bachelor of Science degree in Petroleum Engineering from Louisiana State University. Mr. Juneau brings energy investing experience, as well has industry knowledge, as well as experience leading numerous energy companies.
Harry F. Quarls
Director
Mr. Quarls has served as a director of the Company since the Effective Date and of Rosehill Resources since April 2017. He also serves as Chairman of the Board of SH 130 Concessions Company LLC. Mr. Quarls previously served as Chairman of the Board of Directors of Penn Virginia Corporation, Woodbine Acquisition Corporation, US Oil Sands Corporation and Trident

#48#

Resources Corp. and as a director for Fairway Resources LLC and Opal Resources LLC. He was previously a Managing Director at Global Infrastructure Partners for over a decade retiring in 2017. He was the Managing Director and Practice Leader for Global Energy at Booz & Co., a leading international management consulting firm, and a member of Booz’s Board of Directors. Mr. Quarls earned an M.B.A. degree from Stanford University and holds ScM. and B.S. degrees, both in chemical engineering from M.I.T. and Tulane University, respectively. Mr. Quarls brings considerable financial and energy investing experience, as well as experience on the boards of numerous public and private energy companies.
David I. Rainey
Director
Dr. Rainey has served as a director of the Company since the Effective Date. From 2017 to 2018, he served on various committees and as an independent director at Stone Energy Corporation and he currently serves as a director at Switch Energy Alliance. Dr. Rainey retired from BHP Billiton in November 2016, having served as President Petroleum Exploration and Chief Geoscientist. Previously, he served in various positions of increasing responsibility for 31 years at BP, with his final roles as Vice President Gulf of Mexico Exploration, and Vice President Science, Technology, Environment and Regulatory Affairs. He was actively involved in various diversity initiatives at BP beginning in the 1990s through 2011. He is an active member of the National Association of Corporate Directors (NACD) and is recognized as a NACD Governance Fellow. He serves on the Houston On Board Advisory Counsel to the Greater Houston Women’s Chamber of Commerce, he is actively involved in the American Cancer Society and he is an inaugural member of the Gulf Coast Chapter for the Society’s “CEO’s Against Cancer” initiative. He is a member of the Advisory Counsel to the Geology Foundation at the Jackson School of Geosciences at the University of Texas at Austin. In 2002, he was recognized as the American Association of Petroleum Geologists’ Michael T Halbouty Lecturer. Dr. Rainey completed executive education programs at MIT Sloan School of Business in 2008, at Stanford University Graduate School of Business in 2002 and at Northwestern University Kellogg School of Management in 1991. He earned both his Ph.D. (1980) and bachelor’s degree with Honors (1976) in Geology from the University of Edinburgh.
Director Independence
Our Board of Directors has affirmatively determined that Neal P. Goldman, J. Bradley Juneau, Harry F. Quarls, and David I. Rainey are independent.
Board Structure, Corporate Governance Guidelines and Nominations Process
Our Board of Directors is governed by PetroQuest’s amended and restated certificate of incorporation, bylaws, charters of the standing committees of the Board and the laws of the State of Delaware. Our amended and restated certificate of incorporation provides that the total number of directors constituting the Board will initially be five directors with an initial term of office to expire at the 2020 annual meeting of the stockholders to take place in 2020 (the “Initial Term”). Under our amended and restated certificate of incorporation, certain of our stockholders have a right to elect the members of the Board as follows:

•
On the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, the Class B Holder (as defined in our amended and restated certificate of incorporation) was issued one share of Class B Common Stock. The Class B Holder has the right to elect two directors. The initial term of such directors is the Initial Term, and the Class B Holder will continue to have the right to elect two directors for so long as Corre (as defined in our amended and restated certificate of incorporation) holds at least 20% of the then-outstanding Class A Common Stock (excluding shares of Class A Common Stock issued pursuant to an incentive plan or other incentive arrangement approved by the Board). If Corre holds less than 20% of the then-outstanding Class A Common Stock, the Class B Holder will have the right to elect one director for so long as Corre holds at least 10% of the then-outstanding Class A Common Stock (excluding any shares of Class A Common Stock issued pursuant to an incentive plan or other incentive arrangement approved by the Board). Harry F. Quarls and J. Bradley Juneau are the directors that have been elected by the Class B Holder.

•
On the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, the Class C Holder (as defined in our amended and restated certificate of incorporation) was issued one share of Class C Common Stock. The Class C Holder has the right to elect two directors. The initial term of such directors is the Initial Term, and the Class C Holder will continue to have the right to elect two directors for so long as MacKay (as defined in our amended and restated certificate of incorporation) holds at least 20% of the then-outstanding Class A Common Stock (excluding shares of Class A Common Stock issued pursuant to an incentive plan or other incentive arrangement approved by the Board). If MacKay holds less than 20% of the then-outstanding Class A Common Stock, the Class C Holder will have the right to elect one director for so long as MacKay holds at least 10% of the then-outstanding Class A Common Stock (excluding any shares of Class A Common Stock issued pursuant to an incentive plan or other incentive arrangement approved by the Board). Neal P. Goldman and David I. Rainey are the directors that have been elected by the Class C Holder.

#49#

•
One director will be elected by the holders of a plurality in voting power of the outstanding shares of Class A Common Stock, who initially is the Chief Executive Officer (such Chief Executive Officer to serve as a member of the Board for the Initial Term).

The Corporate Governance Guidelines form an important framework for our Board’s corporate governance practices and assist the Board in carrying out its responsibilities.  The Board reviews these guidelines and the committee charters periodically to consider the need for amendments or enhancements. Information contained on or available through our website is not a part of or incorporated into this Form 10-K or any other report that we may file with or furnish to the SEC.
As previously disclosed, on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, we adopted amended and restated bylaws for the Company and as a result changes were made to the process by which a stockholder may nominate an individual to stand for election to our Board of Directors at our annual meeting of stockholders. Historically, we have not had a formal policy concerning stockholder nominations of individuals to stand for election to the Board, other than the provisions contained in our bylaws.
Our amended and restated bylaws provide that any stockholder wishing to submit a candidate for consideration should send to the Corporate Secretary, at 400 E. Kaliste Saloom Road, Suite 6000, Lafayette, Louisiana 70508, the information detailed in our amended and restated bylaws, which should be submitted and received, and updated as necessary, subject to the deadlines detailed therein.
Board Committees
Shortly after the appointment of the Board on the Effective Date, three standing committees of the Board were established comprised of non-employee directors: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. These committees are governed by charters adopted by the Board. The charters for the Audit Committee, Compensation Committee and a Nominating and Corporate Governance Committee were adopted by the Board on March 26, 2019. The charters establish the purposes of the committees as well as committee membership guidelines. The charters also define the authority, responsibilities and procedures of the committee in relation to the committee’s role in supporting the Board and assisting the Board in discharging its duties in supervising and governing the Company.
Audit Committee. The current members of the Audit Committee are Neal P. Goldman, J. Bradley Juneau, Harry F. Quarls (Chairman) and David I. Rainey. Our Board of Directors has determined that all of the members of the committee are independent. The committee operates under a written charter adopted by our Board of Directors. The committee assists the Board in overseeing (i) the integrity of PetroQuest’s financial statements, (ii) PetroQuest’s compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of PetroQuest’s internal auditors (or other personnel responsible for the internal audit function) and independent auditor. In so doing, it is the responsibility of the committee to maintain free and open communication between the directors, the independent auditor and the financial management of PetroQuest. The committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent auditor for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for PetroQuest. The independent auditor reports directly to the committee.
Compensation Committee. The current members of the Compensation Committee are Neal P. Goldman, J. Bradley Juneau, Harry F. Quarls, and David I. Rainey (Chairman). Our Board of Directors has determined that all of the members of the committee are independent.
Nominating and Corporate Governance Committee. The current members of the Nominating and Corporate Governance Committee are Neal P. Goldman, J. Brad Juneau (Chairman), Harry F. Quarls and David I. Rainey. Our Board of Directors has determined that all of the members of the committee are independent.
Code of Ethics
Our Predecessor's board of directors adopted a Code of Business Conduct and Ethics that remains applicable to all employees, officers and members of our existing Board. The Code of Business Conduct and Ethics is available on our website at www.petroquest.com. We intend to post amendments to or waivers from the Code of Business Conduct and Ethics (to the extent applicable to our chief executive officer or chief financial officer) at this location on our website. Information contained on or available through our website is not a part of or incorporated into this Form 10-K or any other report that we may file with or furnish to the SEC.

#50#

Items 11        Executive Compensation
Named Executive Officer Compensation
Summary Compensation Table. The following table summarizes the compensation of our principal executive officer, as well as our two other most highly compensated executive officers, for the fiscal years ended December 31, 2018 and 2017. We refer to these individuals in this Form 10-K as the “named executive officers.”

Summary Compensation Table for Fiscal Years Ended December 31, 2018 and 2017
Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards including Stock Units($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compen-sation ($) (4)	All Other Compen-sation ($) (5)	Total ($)

Charles T. Goodson	2018	668,367	221,520	8,858	0	211,971	66,635	1,177,351
Chief Executive Officer	2017	668,367	105,029	593,041	24,486	188,891	81,663	1,661,477
and President

J. Bond Clement	2018	394,748	57,500	2,705	0	125,209	40,308	620,470
Executive Vice President, Chief	2017	394,747	62,032	319,936	14,463	57,508	45,497	894,183
Financial Officer and Treasurer

Arthur M. Mixon, III	2018	394,748	57,500	2,766	0	124,709	51,174	630,897
Executive Vice President –	2017	394,747	62,032	319,936	14,463	57,009	49,884	898,071
Operations and Production

(1)	Effective January 1, 2017, the annual base salaries of Messrs. Goodson, Clement and Mixon were increased to $668,367, $394,747, and $394,747, respectively.

(2)
In 2017, the Compensation Committee awarded a discretionary cash bonus of 16.5% of 2016 base salary to each of the named executive officers in recognition of their efforts with respect to the ongoing execution of the company’s operations and financial strategies as established by the Board. In recognition of Mr. Goodson's efforts with respect to recent joint ventures, the Committee awarded him an additional discretionary bonus of $91,520 in February of 2018. On November 5, 2018, the Company awarded discretionary bonuses of $130,000, $57,500 and $57,500 to Messrs. Goodson, Clement and Mixon, respectively. See "- Named Executive Officer Compensation Arrangements-2018 Annual Cash Bonus Plan” below.

(3)
The amounts in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, of awards pursuant to the 2013 Incentive Plan, 2016 Incentive Plan and the Long-Term Cash Incentive Plan. Assumptions used in the calculation of these amounts are included in “Note 6 – Share-Based Compensation”. As discussed above under Items 1 and 2. "Business and Properties-Voluntary Reorganization under Chapter 11 of the Bankruptcy Code”, on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, all of the Predecessor’s common stock and any share-based compensation based on such common stock was cancelled with the former holders thereof not receiving any consideration in respect thereof.

(4)	In January 2018, the Compensation Committee approved the scorecard under the Annual Cash Bonus Plan, with a payout of approximately 30% of salary to Messrs. Goodson, Clement and Mixon, respectively.

(5)	See table below for reconciliation of All Other Compensation for 2018.

Name	401(k) Matching Contribution	Medical and Dental Insurance	Life Insurance Premiums	Organization Dues	Total

Charles T. Goodson	$16,500	$16,366	$31,509	$2,260	$66,635
J. Bond Clement	8,250	23,624	7,334	1,100	40,308
Arthur M. Mixon, III	16,500	16,366	15,951	2,357	51,174
Narrative Disclosure to Summary Compensation Table. See “- Named Executive Officer Compensation Arrangements” below for the material terms of our employment agreements and termination agreements with our named executive officers, as well as our other compensation arrangements with our named executive officers. See the footnotes to the Summary Compensation Table for narrative disclosure with respect to that table.

#51#

Outstanding Equity Awards at Fiscal Year-End Table. The following table shows the number of shares covered by exercisable and unexercisable options, shares of restricted stock units, phantom stock units and performance units that have not vested for which transfer restrictions had not yet lapsed held by our named executive officers on December 31, 2018. As discussed above under Items 1 and 2. "Business and Properties-Voluntary Reorganization under Chapter 11 of the Bankruptcy Code”, on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, all of the Predecessor’s common stock and any share-based compensation based on such common stock as disclosed in the following table was cancelled with the former holders thereof not receiving any consideration in respect thereof.

Outstanding Equity Awards at Fiscal Year-End December 31, 2018
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

Charles T. Goodson	27,898	-		28.33	10/09/2019	-	-
	15,441	-		30.16	09/09/2021	-	-
	21,458			16.73	11/12/2023	-	-
	28,334	14,166	(2)	4.36	3/15/2026
	21,893	10,946	(3)	3.96	9/26/2026
	99,933	49,966	(3)	3.17	9/26/2026
	6,378	12,752	(4)	1.85	11/12/2027
	-	-		-	-	28,694	115
								93,216	(6)	373
									(7)	0
J. Bond Clement	11,817	-		28.33	10/09/2019	-	-
	7,475	-		30.16	09/09/2021	-	-
	9,244	-		16.73	11/12/2023	-	-
	23,334	11,666	(2)	4.36	3/15/2026
	66,667	33,334	(3)	3.17	9/27/2026
	3,767	7,532	(4)	1.85	11/12/2027
	-	-		-	-	16,947	68
								49,548	(6)	198
									(7)	0
Arthur M. Mixon, III	13,739	-		28.33	10/09/2019	-	-
	8,449	-		30.16	09/09/2021	-	-
	9,505	-		16.73	11/12/2023	-	-
	23,334	11,666	(2)	4.36	3/15/2026
	66,667	33,333	(3)	3.17	9/27/2026
	3,767	7,532	(4)	1.85	11/12/2027
	-		-	-	-	16,947	68
								49,548	(6)	198
									(7)	0

(1)	Calculated based upon the closing market price of our common stock on December 29, 2018, which was $.004 per share.

(2)	These options would have vested on March 15, 2019.

(3)	These options would have vested on September 27, 2019.

(4)	These options would have vested in two equal installments on each of November 12, 2019 and 2020.

(5)	These restricted stock units would have vested in two equal installments on each of November 12, 2019 and 2020.

#52#

(6)	Represents phantom stock units awarded on November 12, 2017 and that would have vested in two installments and be paid in cash on each of November 12, 2019 and 2020.

(7)	Represents performance units awarded on November 12, 2017 that would have vested in three installments and be paid in cash on January 1, 2019, January 1, 2020 and January 1, 2021.
Named Executive Officer Compensation Arrangements
Pre-Effective Date Employment Agreements and Potential Benefits Upon Termination or Change-in-Control. Prior to the Effective Date, we had employment agreements with our named executive officers Charles T. Goodson, J. Bond Clement and Arthur M. Mixon, III providing for annual base salaries of $668,367, $394,747 and $394,747, respectively. We also had termination agreements with Messrs. Goodson, Clement and Mixon providing for the payment of severance benefits upon a “change in control” and subsequent termination of the executive’s employment within two years after such “change in control” by us other than for “cause” or by the executive for “good reason.”
Pre-Effective Date Management Incentive Plans. As discussed above under “Items 1 and 2. Business and Properties - Voluntary Reorganization under Chapter 11 of the Bankruptcy Code”, on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, all of the Predecessor’s common stock and any share-based compensation based on such common stock was cancelled with the former holders thereof not receiving any consideration in respect thereof.
2018 Annual Cash Bonus Plan. In November 2018, the Board, in consultation with its independent compensation advisors, adopted the 2018 Annual Cash Bonus Plan and established a total cash pool of $1,500,000 (the "Cash Pool") to reward certain key employees of the Company and its subsidiaries for their performance, based on a review of certain criteria determined by the Compensation Committee of the Board. On each of November 5, 2018 and March 8, 2019, the Company awarded one fourth of the Cash Pool as bonuses to certain employees of the Company, including $130,000, $57,500 and $57,500 to Messrs. Goodson, Clement and Mixon, respectively, on each of those dates. The remaining portion of the Cash Pool will be awarded to employees on a quarterly basis in the second and third quarters of 2019. Messrs. Goodson, Clement and Mixon will receive an additional $260,000, $115,000 and $115,000, respectively.
Post-Effective Date Employment Agreements and Potential Benefits Upon Termination or Change-in-Control. On the Effective Date and pursuant to the Plan and Confirmation Order, we entered into new employment agreements with our named executive officers Charles T. Goodson, J. Bond Clement and Arthur M. Mixon, III providing for annual base salaries of $668,367, $394,747 and $394,747, respectively.
Each of the employment agreements has a term of one year with automatic one-year renewals unless either party provides the other with at least 60 days advance written notice of non-renewal. In the event the agreement is terminated by us without “cause” or due to the death or “disability” of the executive, the executive or his estate will receive, subject to certain conditions, severance equal to his annual base salary, payable in equal semi-monthly installments, for 12 months following the date of termination. In addition, in the event the agreement is terminated by us without “cause”, we will continue, subject to certain conditions, the executive’s health and welfare benefits at our cost for 12 months following the date of termination. Each agreement prohibits the executive from engaging in various activities outside his employment with us without the Company’s approval and prohibits the disclosure of confidential information. In addition, each agreement contains a non-competition agreement and non-solicitation restrictions prohibiting the executive from competing with the Company or soliciting its employees, customers or acquisition prospects during his employment and for one year after termination of the agreement for any reason, subject to certain exceptions.
On the Effective Date and pursuant to the Plan and Confirmation Order, we entered into new termination agreements with Messrs. Goodson, Clement and Mixon. The termination agreements provide for the payment of severance benefits upon certain “change in control” events and subsequent termination of the executive’s employment within two years after such “change in control” by us other than for “cause” or by the executive for “good reason.” Each of the agreements has an initial term through December 31, 2019, with automatic one-year renewals beginning on January 1, 2020 and each January 1 thereafter unless, not later than September 30 of the preceding year, the Company gives notice of the Company’s intent not to extend any of the agreements. Even if the Company timely gives notice, each of the agreements will automatically be extended for 24 months beyond its term if a “change in control” event occurred during the term of any of the agreements. In the event that an executive’s employment is terminated after a “change in control” event by us without “cause” or by the executive for “good reason”, the executive will receive, subject to certain conditions, a lump sum severance payment equal to two times the sum of his annual base salary and most recent annual bonus. In addition, we will continue, subject to certain conditions, the executive’s health and welfare benefits at our cost for 24 months following the date of termination. An executive is not entitled to any benefits under the agreement if the executive’s employment terminates due to the executive’s retirement at age 65, the executive’s “total and permanent disability” or the executive’s death. The Company is required to reimburse the executives for all legal fees and expenses incurred by them as a result of a termination which entitles them to any payments under the agreements, including all such fees and expenses incurred in contesting or disputing any notice of termination under the agreements or in seeking to obtain or enforce any right or benefit provided by the

#53#

agreements or in connection with any tax audit or proceeding relating to the application of excise taxes to any payment or benefit under the agreements.
Post-Effective Date Management Incentive Plan. On the Effective Date and pursuant to the Plan and Confirmation Order, the 2019 Long Term Incentive Plan became effective. The 2019 Long Term Incentive Plan is an equity-based compensation plan providing for and permitting the grant of awards to eligible participants including, among other things, in the form of unrestricted shares of Class A Common Stock, stock options to purchase shares of Class A Common Stock and restricted stock units to be settled in shares of Class A Common Stock, in some cases subject to the satisfaction of certain vesting criteria.
On the Effective Date and pursuant to the Plan and Confirmation Order, restricted stock units (“RSUs”) were awarded to Messrs. Goodson, Clement and Mixon pursuant to the 2019 Long Term Incentive Plan as follows: 379,582 RSUs, 126,528 RSUs and 126,528 RSUs, respectively. The RSUs will be settled in shares of Class A Common Stock within a specified period following vesting. The RSUs are subject to vesting as follows:

•	Approximately 41.7% of the RSUs were fully vested upon grant.

•
Subject to continuing employment on the vesting date, approximately 16.6% of the RSUs will fully vest on the earlier to occur of (i) the one-year anniversary of the Effective Date or (ii) a “Change in Control” (as defined in the participant’s termination agreement). In the event of the termination of a participant’s employment by the Company for any reason (other than for cause) or in the event of the participant’s death or disability, these RSUs will become fully vested.

•
Subject to continuing employment on the vesting date, approximately 41.7% of the RSUs will fully vest on the earlier to occur of (i) the three-year anniversary of Effective Date, (ii) a Change in Control or (iii) the attainment of a 20-trading day volume-weighted average price of $20.00 per share following the date of grant. In the event of the termination of a participant’s employment for any reason (other than death or disability) prior to vesting, these RSUs will be forfeited.

On the Effective Date and pursuant to the Plan and Confirmation Order, stock options (“Options”) were awarded to Messrs. Goodson, Clement and Mixon pursuant to the 2019 Long Term Incentive Plan as follows: 189,791 Options, 63,264 Options and 63,264 Options, respectively. One half of the Options granted to each recipient have an exercise price of $10.00 per share and the other half have an exercise price of $12.50 per share. The Options vest upon the earlier to occur of (i) a 20-trading day volume-weighted average price of a share of the Class A Common Stock at least equal to the applicable exercise price following the date of grant or (ii) a “Change in Control” (as defined in the participant’s termination agreement).
Other Compensation. As executives and employees of the Company, the named executive officers are eligible to participate in the health, dental, short-term disability and long-term disability insurance plans and programs provided to all company employees, but at no cost to the named executive officers. We also provide each named executive officer with term life insurance equal to the executive’s base salary, with minimum and maximum coverage amounts of $400,000 and $500,000, respectively, under a company-sponsored plan at no cost to the named executive. Additionally, named executive officers are offered reimbursement of the cost of $1,000,000 of life insurance upon hire, and an additional $1,000,000 life insurance for every seven (7) years of service to be reimbursed as an expense, guaranteed to age 75. Named executive officers are also eligible to participate in our 401(k) plan, which is generally available to all of our employees. For those who participate, we contribute matching payments of up to 6% of the contributions by the named executive officer to the plan. Named executive officers also receive annual paid vacation time, sick leave, holidays and bereavement days, and are eligible to receive reimbursement of the monthly cost of the local industry-related social and professional club.
Director Compensation
Pre-Effective Date Director Compensation. Our management director was not separately compensated for his service as a director. In May 2018, each of our non-employee directors received half of the annual retainer fee of $37,500 and then received $6,250 monthly for the months of November 2018, December 2018 and January 2019. The Chairman of the Audit Committee received 75% of an additional annual cash retainer of $10,000, the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee each received 75% of an additional annual cash retainer of $6,667, and the Lead Director received 75% of an additional annual cash retainer of $13,333. Each non-employee director also received an attendance fee of $1,500 per Board or committee meeting attended. The members of our Board of Directors were entitled to reimbursement of their expenses incurred in connection with the attendance at Board and committee meetings in accordance with company policy.

#54#

The following table summarizes the annual compensation for our non-employee directors during 2018.

Director Compensation for Fiscal Year-End December 31, 2018
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1) (2)	Option Awards ($) (3)	Total ($)

W. J. Gordon, III	86,667	3,781	—	90,448

J. Gerard Jolly	127,500	3,781	—	131,281

Charles F. Mitchell, II, M.D.	86,667	3,781	—	90,448

E. Wayne Nordberg	75,500	3,781	—	79,281

William W. Rucks, IV	93,333	3,781	—	97,114

(1)These amounts reflect the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, of awards pursuant to our 2016 Long Term Incentive Plan. Assumptions used in the calculation of these amounts are included in “Note 6 – Share-Based Compensation” to Item 8. As discussed above under Items 1 and 2. "Business and Properties-Voluntary Reorganization under Chapter 11 of the Bankruptcy Code”, on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, all of the Predecessor’s common stock and any share-based compensation based on such common stock was canceled with the former holders thereof not receiving any consideration in respect thereof.
(2)As of December 31, 2018, each of Messrs. Gordon, Nordberg, Rucks and Jolly, and Dr. Mitchell had no outstanding shares of restricted common stock or phantom stock units outstanding.
(3)As of December 31, 2018, each of Messrs. Gordon, Nordberg, Rucks and Dr. Mitchell had a total of 27,875 stock options outstanding, and Mr. Jolly had a total of 21,000 stock options outstanding.
Post-Effective Date Director Compensation. On the Effective Date and pursuant to the Plan and Confirmation Order, we adopted a new compensation plan for our non-employee directors as follows:

•	an annual cash retainer of $85,000 to any non-employee Chairman of the Board, payable quarterly in advance and pro-rated for any periods of partial service; and

•	an annual cash retainer of $70,000 to each non-employee director (other than the Chairman of the Board), payable quarterly in advance and pro-rated for any periods of partial service.
In addition, on the Effective Date and pursuant to the Plan and Confirmation Order, restricted stock units (“RSUs”) were awarded to Messrs. Goldman, Rainey, Quarls, and Juneau pursuant to the 2019 Long Term Incentive Plan as follows: 60,000 RSUs, 45,000 RSUs, 45,000 RSUs and 45,000 RSUs, respectively. The RSUs will vest in 1/3 increments on the first, second and third anniversary of the award date.
We will continue to reimburse all of our directors for their expenses incurred in connection with attendance at Board and committee meetings in accordance with company policy.
Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Principal Stockholders
The following table presents certain information as of March 10, 2019, as to:

•	each stockholder known by us to be the beneficial owner of more than five percent of our outstanding shares of Class A common stock,

•	each current director,

•	each executive officer named in the Summary Compensation Table, and

•	all directors and executive officers as a group.

#55#

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner (2)	Number	Percent of Class
MacKay Shields LLC(3)	4,033,549	43.8%
Corre Partners Management, LLC(4)	2,609,842	28.4%
Hotchkis & Wiley Capital Management, LLC (5)	929,031	10.1%
Charles T. Goodson(6)	158,159	1.7%
J. Bond Clement(6)	52,720	*
Arthur M. Mixon, III(6)	52,720	*
Neal P. Goldman	0
J. Bradley Juneau	0
Harry F. Quarls	0
David I. Rainey	0

All directors and executive officers as a group (7 persons)	263,599	2.9%

* Less than 1%

(1)
Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by officers, directors and principal stockholders and reporting forms, if any, filed with the SEC on behalf of such persons. Based on 9,200,000 shares outstanding on March 10, 2019.

(2)
Unless otherwise indicated, the address of all beneficial owners of more than five percent of our shares of Class A common stock set forth above is 400 E. Kaliste Saloom Road, Suite 6000, Lafayette, Louisiana 70508.

(3)
The address for MacKay Shields LLC (“MacKay”) is 1345 Avenue of Americas, New York, New York 10105. MacKay has sole power to vote or to direct the vote of and sole power to dispose or to direct the disposition of all of the shares.

(4)
The address for Corre Partners Management, LLC (“Corre”) is 12 East 49th Street, 40th Floor, New York, New York 10017. Corre has sole power to vote or to direct the vote of and sole power to dispose or to direct the disposition of all of the shares.

(5)
The address for Hotchkis & Wiley Capital Management, LLC (“H&W”) is 725 South Figueroa Street, 39th Floor, Los Angeles, California 90017. H&W has sole power to vote or to direct the vote of 915,570 of the shares and sole power to dispose or to direct the disposition of all of the shares.

(6)
Number of shares beneficially owned represents fully vested RSUs that will be settled in shares of Class A common stock on the earlier of (i) termination of employment for any reason, (ii) change in control of the Company or (iii) March 25, 2019.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding the Predecessor's equity compensation plans as of December 31, 2018. All of the Predecessor's equity compensation plans were canceled upon our emergence from bankruptcy on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,486,823	$6.34	2,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,486,823	$6.34	2,000,000

#56#

(1)
Includes options outstanding under the 1998 Incentive Plan, as amended and restated effective May 14, 2008 (the “1998 Incentive Plan”), the 2013 Incentive Plan and the 2016 Long Term Incentive Plan. The 1998 Incentive Plan and the 2013 Incentive Plan were frozen in May 2013 and May 2016, respectively.

(2)	Includes 2,000,000 shares of common stock available for issuance under the Amended and Restated 2016 Long Term Incentive Plan as approved by shareholders in May 2018.
The following table sets forth information regarding the Successor's equity compensation plans as of February 28, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,143,957	$11.25	200,044
Equity compensation plans not approved by security holders	—	—	—
Total	1,143,957	$11.25	200,044

(1)	Represent shares of Successor Class A Common Stock issuable under the under the 2019 Long Term Incentive Plan.

(2)	Includes 316,319 shares of Successor Class A Common Stock that may be issued upon the vesting of stock options and 827,638 shares that may be issued upon vesting of restricted stock units (“RSUs”).

(3)	Represents the number of shares of Successor Class A Common Stock remaining available for grant under the 2019 Long Term Incentive Plan as of February 28, 2019.
Items 13    Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
Exit Facility. On the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, we entered into the Exit Facility with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The Exit Facility provides for a $50.0 million term loan facility. The lenders under the Exit Facility are the former lenders under our Multidraw Term Loan Agreement that are clients, funds and/or accounts advised by MacKay and Corre and certain holders of the Company’s Old Notes (as defined below) that subscribed to be a lender pursuant to the syndication process. In addition, on the Effective Date and pursuant to the Plan and Confirmation Order, the Company issued 300,000 shares of Class A Common Stock to certain holders of the Old Notes that are clients, funds and/or accounts advised by MacKay and Corre for their commitment to backstop the Exit Facility. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” above.
2024 PIK Notes. On the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, the Company entered into the Indenture and issued $80.0 million of the 2024 PIK Notes. Certain holders of the 2024 PIK Notes are clients, funds and/or accounts advised by MacKay and Corre. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” above.
Registration Rights Agreement. On the Effective Date and pursuant to the Plan and the Confirmation Order, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain recipients of shares of the Class A Common Stock and the 2024 PIK Notes distributed on the Effective Date that are clients, funds, and/or accounts advised by MacKay and Corre (collectively, the “Registration Rights Holders”). See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” above.
The Registration Rights Agreement requires the filing of a shelf registration statement (the “Initial Shelf Registration Statement”) that includes the Registrable Securities (as defined in the Registration Rights Agreement), whose inclusion has been timely requested and subject to certain limitations, with the SEC no later than five business days after the Company files its first Quarterly Report on Form 10-Q with the SEC after the Effective Date, and that the Company use its reasonable best efforts to have the Initial Shelf Registration Statement declared effective as soon as reasonably practicable after the Company files the Initial Shelf Registration Statement (but in no event later than 75 days after it shall have filed such Shelf Registration Statement, unless it is not practicable to do so due to circumstances directly relating to outstanding comments of the SEC relating to the Initial Shelf Registration Statement; provided that the Company is using its reasonable best efforts to address any such comments as promptly

#57#

as possible). The Registration Rights Agreement also provides the Registration Rights Holders the ability to demand registrations or underwritten shelf takedowns subject to certain requirements and exceptions.
In addition, if the Company proposes to register shares of the Class A Common Stock in certain circumstances, the Registration Rights Holders will have certain “piggyback” registration rights, subject to restrictions set forth in the Registration Rights Agreement, to include their shares of the Class A Common Stock in the registration statement.
These registration rights are subject to certain conditions and limitations, including the right of underwriters to limit the Registrable Securities to be included in an underwritten offering and the Company’s right to delay or withdraw a registration statement under certain circumstances. The Company will generally pay all registration expenses in connection with its obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective. The registration rights granted in the Registration Rights Agreement are subject to customary indemnification and contribution provisions, as well as customary restrictions, such as blackout periods.
The Registration Rights Agreement also provides that (a) for so long as the Company is subject to the requirements to publicly file information or reports with the SEC pursuant to Section 13 or 15(d) of the Exchange Act, the Company will timely file all information and reports with the SEC and comply with all such requirements, and (b) if the Company is not subject to the requirements of Section 13 or 15(d) of the Exchange Act, make available information necessary to comply with Section 4(a)(7) of the Securities Act, and Rule 144 and Rule 144A, if available, with respect to resales of the Registrable Securities under the Securities Act, at all times, all to the extent required from time to time to enable such Registration Rights Holder to sell Registrable Securities without registration under the Securities Act.
Policies and Procedures with Respect to Related Party Transactions. The charter of the Audit Committee requires that the Audit Committee review, approve and oversee any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K), any insider or affiliated party transaction or course of dealing and any other potential conflict of interest situation on an ongoing basis.
Working Interest and Overriding Royalty Interest Owners. Charles T. Goodson or his affiliates were working interest owners and overriding royalty interest owners in certain properties operated by us or certain properties in which we also held a working interest. As working interest owners, they were required to pay their proportionate share of all costs and were entitled to receive their proportionate share of revenues in the normal course of business. As overriding royalty interest owners, they were entitled to receive their proportionate share of revenues in the normal course of business.
In our capacity as operator, we incur drilling and operating costs that are billed to our partners based on their respective working interests. At December 31, 2018, our joint interest billing receivable included no amounts due from the related parties discussed above or their affiliates, attributable to their share of costs.
Director Independence
See Item 10. "Directors, Executive Officers and Corporate Governance - Director Independence."
Items 14    Principal Accounting Fees and Services
Ernst & Young, LLP has served as our independent registered public accounting firm since June 28, 2002 and audited our consolidated financial statements included in the Form 10-K.
Audit Fees
The following table sets forth the fees incurred by us in fiscal years 2017 and 2018 for services performed by Ernst & Young LLP:

	2017	2018
Audit Fees(1)	$412,000	$512,000
Audit Related Fees(2)	-	-
Tax Fees(3)	64,900	76,500
All Other Fees(4)	-	-
Total Fees	$476,900	$588,500

(1)
Audit fees are fees paid to Ernst & Young LLP for professional services related to the audit and quarterly reviews of our financial statements and for services that are normally provided by the accountant in connection with statutory and regulatory filings. In 2017, audit fees included $25,000 related

#58#

to services provided in connection with other SEC filings and $27,000 related to reimbursement of out-of-pocket expenses. In 2018, audit fees included $31,000 related to reimbursement of out-of-pocket expenses.

(2)
Audit related fees are fees paid to Ernst & Young LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported above under “Audit Fees.”

(3)
Tax fees are fees paid for tax compliance (including filing state and federal tax returns), tax advice and tax planning. Tax fees do not include fees for services rendered in connection with the audit.

(4)	No other fees for professional services were paid to Ernst & Young LLP with respect to the fiscal years ended December 31, 2017 and 2018.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, subject to certain de minimis or other exceptions. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The committee may delegate the authority to pre-approve the retention of the independent registered public accounting firm for permitted non-audit services to one or more members of the committee, provided that such persons are required to present the pre-approval of any permitted non-audit service to the committee at the next meeting following any such pre-approval. None of the fees paid to the independent registered public accounting firm under the categories Audit-Related, Tax and All Other Fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimis exception established by the SEC.
PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. FINANCIAL STATEMENTS
The following financial statements of the Company and the Report of the Company’s Independent Registered Public Accounting Firm thereon are included on pages F-1 through F-31 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the three years ended December 31, 2018
Consolidated Statements of Comprehensive Loss for the three years ended December 31, 2018
Consolidated Statements of Cash Flows for the three years ended December 31, 2018
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2018
Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES:
All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.

#59#

3.	EXHIBITS:

**#2.1
Purchase and Sale Agreement dated as of June 4, 2015, by and between PetroQuest Energy, L.L.C. and WSGP Gas Producing, LLC (incorporated herein by reference to Exhibit 2.1 to Form 10-Q filed on August 5, 2015).

**#2.2
Purchase and Sale Agreement dated as of April 20, 2016, by and between PetroQuest Energy, L.L.C. and GR Woodford Properties, LLC (incorporated herein by reference to Exhibit 2.1 to Form 10-Q filed on August 3, 2016).

2.3
First Amended Chapter 11 Plan of Reorganization, as Immaterially Modified as of January 28, 2019 of PetroQuest Energy, Inc. and its Debtor Affiliates (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on January 31, 2019).

3.1	Amended and Restated Certificate of Incorporation of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on February 11, 2019).

3.2	Amended and Restated Bylaws of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed on February 11, 2019).

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

#60#

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

4.13
Indenture dated as of February 8, 2019, among PetroQuest Energy, Inc., the guarantors party thereto and Wilmington Trust, N.A. as the trustee and collateral agent and form of 10% Senior Secured PIK Note due 2024 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on February 11, 2019).

4.14
Registration Rights Agreement dated as of February 8, 2019, by and among PetroQust Energy, Inc. and the holders party thereto (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on February 11, 2019).

†10.1
PetroQuest Energy, Inc. 1998 Incentive Plan, as amended and restated effective May 14, 2008 (the “Incentive Plan”) (incorporated herein by reference to Appendix A of the Proxy Statement on Schedule 14A filed April 9, 2008).

†10.2	PetroQuest Energy, Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2010).

†10.3	PetroQuest Energy, Inc. Annual Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on June 8, 2010).

†10.4	PetroQuest Energy, Inc. 2012 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to Schedule 14A filed March 28, 2012).

†10.5	PetroQuest Energy, Inc. Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 15, 2012).

†10.6	PetroQuest Energy, Inc. 2013 Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2013).

†10.7
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Charles T. Goodson and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed January 6, 2009).

†10.8
Amended Executive Employment Agreement dated effective as of December 31, 2008, between Arthur M. Mixon, III and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed January 6, 2009).

†10.9
Amended Executive Employment Agreement dated effective as of December 31, 2008, between J. Bond Clement and PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed February 27, 2009).

†10.10
Form of Amended Termination Agreement between the Company and each of its executive officers, including Charles T. Goodson, Arthur M. Mixon, III, and J. Bond Clement (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed January 6, 2009).

†10.11	PetroQuest Energy, Inc. 2016 Long Term Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 7, 2016).

10.12
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

#61#

10.13
Intercreditor Agreement, dated February 17, 2016, by and between JPMorgan Chase Bank, N.A., as Priority Lien Agent, and Wilmington Trust, National Association, as Second Lien Collateral Trustee (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on February 18, 2016).

10.14
Multidraw Term Loan Agreement, dated as of October 17, 2016, among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., Franklin Custodian Funds - Franklin Income Fund, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on October 17, 2016).

#10.15
Lease Acquisition Agreement, effective as of December 18, 2017, between Navitas Oil & Gas, LLC and PetroQuest Energy, L.L.C. (incorporated herein by reference to Exhibit 10.28 to Form 10-K filed on March 8, 2018).

#10.16
Purchase and Sale Agreement executed as of January 31, 2018, between PetroQuest Energy LLC and Northstar Offshore Venture LLC (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 8, 2018)

†10.17	PetroQuest Energy, Inc. Amended and Restated 2016 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on May 18, 2018).

10.18
Forbearance Agreement dated August 14, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on August 15, 2018).

10.19
Multidraw Term Loan Agreement dated August 31, 2018 among PetroQuest Energy, L.L.C., PetroQuest Energy, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on August 31, 2018).

10.20
Forbearance Agreement dated as of September 14, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC, Wells Fargo Bank, N.A. and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 17, 2018).

10.21
Forbearance Agreement dated as of September 14, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 Notes Supporting Holders (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on September 17, 2018).

10.22
Forbearance Agreement dated as of September 14, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 PIK Notes Supporting Holders (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on September 17, 2018).

10.23
First Amendment to Forbearance Agreement dated as of September 28, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC, Wells Fargo Bank, N.A. and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 28, 2018).

10.24
First Amendment to Forbearance Agreement dated as of September 28, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 Notes Supporting Holders (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on September 28, 2018).

10.25
First Amendment to Forbearance Agreement dated as of September 28, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 PIK Notes Supporting Holders (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on September 28, 2018).

10.26
Second Amendment to Forbearance Agreement dated as of October 5, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC, Wells Fargo Bank, N.A. and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on October 5, 2018).

#62#

10.27
Second Amendment to Forbearance Agreement dated as of October 5, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 Notes Supporting Holders (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on October 5, 2018).

10.28
Second Amendment to Forbearance Agreement dated as of October 5, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 PIK Notes Supporting Holders (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on October 5, 2018).

10.29
Third Amendment to Forbearance Agreement dated as of October 19, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC, Wells Fargo Bank, N.A. and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on October 19, 2018).

10.30
Third Amendment to Forbearance Agreement dated as of October 19, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 Notes Supporting Holders (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on October 19, 2018).

10.31
Third Amendment to Forbearance Agreement dated as of October 19, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 PIK Notes Supporting Holders (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on October 19, 2018).

10.32
Fourth Amendment to Forbearance Agreement dated as of October 31, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC, Wells Fargo Bank, N.A. and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on October 31, 2018).

10.33
Fourth Amendment to Forbearance Agreement dated as of October 31, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 Notes Supporting Holders (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on October 31, 2018).

10.34
Fourth Amendment to Forbearance Agreement dated as of October 31, 2018 by and among PetroQuest Energy, Inc., PetroQuest Energy, L.L.C., TDC Energy, LLC and the 2021 PIK Notes Supporting Holders (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on October 31, 2018).

10.35	Restructuring Support Agreement dated as of November 6, 2018 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on November 7, 2018).

†10.36	PetroQuest Energy, Inc. 2018 Annual Cash Bonus Plan (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on November 7, 2018).

10.37	First Amendment to the Restructuring Support Agreement dated as of December 18, 2018 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on December 21, 2018).

10.38
Term Loan Agreement dated as of February 8, 2019, by and among PetroQuest Energy, L.L.C., as borrower, PetroQuest Energy, Inc., as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K Filed on February 11, 2019).

10.39
Intercreditor Agreement dated as of February 8, 2019, by and among Wells Fargo Bank, National Association, as intercreditor agent, Wilmington Trust, National Association, as collateral agent, PetroQuest Energy, Inc. and PetroQuest Energy, L.L.C. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on February 11, 2019).

†10.40
Form of Executive Employment Agreement dated February 8, 2019 between the Company and each of its executive officers (Charles Goodson, J. Bond Clement and Arthur M. Mixon, III) (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on February 11, 2019).

#63#

†10.41
Form of Termination Agreement dated February 8, 2019 between the Company and each of its executive officers (Charles Goodson, J. Bond Clement and Arthur M. Mixon, III) (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed on February 11, 2019).

†10.42
Form of Indemnification Agreement dated February 8, 2019 between the Company and each of its executive officers and directors (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed on February 11, 2019).

†10.43	PetroQuest Energy, Inc. 2019 Long Term Incentive Plan dated February 8, 2019 (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed on February 11, 2019).

†10.44
Form of Restricted Stock Units Award Agreement dated February 8, 2019 between the Company and each of its executive officers (Charles Goodson, J. Bond Clement and Arthur M. Mixon, III) (incorporated herein by reference to Exhibit 10.7 to Form 8-K filed on February 11, 2019).

†10.45
Form of Stock Option Award Agreement dated February 8, 2019 between the Company and each of its executive officers (Charles Goodson, J. Bond Clement and Arthur M. Mixon, III) (incorporated herein by reference to Exhibit 10.8 to Form 8-K filed on February 11, 2019).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Ryder Scott Company, L.P.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

*99.1	Reserve report letter as of December 31, 2018, as prepared by Ryder Scott Company, L.P.

99.2
Order Confirming First Amended Chapter 11 Plan of Reorganization, as Immaterially Modified as of January 28, 2019, of PetroQuest Energy, Inc. and Its Debtor Affiliates (incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on January 31, 2019).

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

#64#

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

#65#

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

#66#

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

#67#

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

#68#

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2019.

PETROQUEST ENERGY, INC.

By:	/s/ Charles T. Goodson
CHARLES T. GOODSON
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2019.

By:	/s/ Charles T. Goodson	President, Chief Executive Officer and Director
	CHARLES T. GOODSON	(Principal Executive Officer)

By:	/s/ J. Bond Clement	Executive Vice President, Chief Financial Officer, Treasurer
	J. BOND CLEMENT	(Principal Financial and Accounting Officer)

By:	/s/ Neal P. Goldman	Director and Chairman of the Board
NEAL P. GOLDMAN

By:	/s/ David I. Rainey	Director
DAVID I. RAINEY

By:	/s/ Harry F. Quarls	Director
HARRY F. QUARLS

By:	/s/ J. Bradley Juneau	Director
J. BRADLEY JUNEAU

#69#

#70#

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PetroQuest Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PetroQuest Energy, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
New Orleans, Louisiana
March 28, 2019

PETROQUEST ENERGY, INC. (Debtor-in-Possession)
Consolidated Balance Sheets (Amounts in Thousands)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$34,891	$15,655
Revenue receivable	6,364	15,340
Joint interest billing receivable	4,716	6,597
Other receivable	—	7,750
Derivative asset	—	1,174
Deposit for surety bonds	3,550	8,300
Other current assets	3,261	2,125
Total current assets	52,782	56,941
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,361,374	1,369,861
Unevaluated oil and gas properties	23,492	21,854
Accumulated depreciation, depletion and amortization	(1,301,592)	(1,285,660)
Oil and gas properties, net	83,274	106,055
Other property and equipment	9,282	9,353
Accumulated depreciation of other property and equipment	(9,056)	(8,843)
Total property and equipment	83,500	106,565
Other assets	1,005	792
Total assets	$137,287	$164,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$11,699	$32,148
Advances from co-owners	2,020	1,730
Oil and gas revenue payable	7,765	19,344
Accrued interest	639	1,724
Asset retirement obligation	183	687
Derivative liability	—	731
Other accrued liabilities	1,259	6,476
Total current liabilities	23,565	62,840
Multi-draw Term Loan	49,738	27,963
10% Senior Secured Notes due 2021	—	9,821
10% Senior Secured PIK Notes due 2021	—	271,577
Asset retirement obligation	2,297	30,623
Preferred stock dividend payable	—	10,278
Other long-term liabilities	—	131
Total liabilities not subject to compromise	75,600	413,233
Liabilities subject to compromise	323,854	—
Total liabilities	399,454	413,233
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	1	1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 25,587 and 25,521 shares, respectively	26	26
Paid-in capital	314,268	313,244
Accumulated other comprehensive income	—	278
Accumulated deficit	(576,462)	(562,484)
Total stockholders’ equity	(262,167)	(248,935)
Total liabilities and stockholders’ equity	$137,287	$164,298
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC. (Debtor-in-Possession)
Consolidated Statements of Operations
(Amounts in Thousands, Except Per Share Data)

	Year Ended
	December 31,
	2018	2017	2016
Revenues:
Oil and gas sales	$87,099	$108,287	$66,667
Expenses:
Lease operating expenses	20,552	33,162	28,508
Production taxes	3,198	3,302	354
Depreciation, depletion and amortization	22,667	32,053	28,720
Ceiling test write-down	—	—	40,304
General and administrative	17,564	15,860	26,040
Accretion of asset retirement obligation	322	2,252	2,515
Interest expense	28,147	28,836	30,019
	92,450	115,465	156,460
Other income (expense):
Other income (expense)	248	(408)	(560)
	248	(408)	(560)
Loss from operations	(5,103)	(7,586)	(90,353)
Reorganization items	4,293	—	—
Income tax expense (benefit)	152	(949)	543
Net loss	(9,548)	(6,637)	(90,896)
Preferred stock dividend	4,371	5,139	5,349
Net loss available to common stockholders	$(13,919)	$(11,776)	$(96,245)
Loss per common share:
Basic
Net loss per share	$(0.54)	$(0.55)	$(5.24)
Diluted
Net loss per share	$(0.54)	$(0.55)	$(5.24)
Weighted average number of common shares:
Basic	25,581	21,330	18,354
Diluted	25,581	21,330	18,354
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC. (Debtor-in-Possession)
Consolidated Statements of Comprehensive Loss
(Amounts in Thousands)

	Year Ended
	December 31,
	2018	2017	2016
Net loss	$(9,548)	$(6,637)	$(90,896)
Change in fair value of derivatives, net of income tax (expense) benefit of $106, ($165) and $561, respectively	(278)	5,028	(5,697)
Comprehensive loss	$(9,826)	$(1,609)	$(96,593)
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC. (Debtor-in-Possession)
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year Ended
	December 31,
	2018	2017	2016
Cash flows provided by (used in) operating activities:
Net loss	$(9,548)	$(6,637)	$(90,896)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred tax (benefit) expense	152	(949)	543
Depreciation, depletion and amortization	22,667	32,053	28,720
Ceiling test writedown	—	—	40,304
Accretion of asset retirement obligation	322	2,252	2,515
Share based compensation expense	966	1,447	1,444
Amortization costs and other	1,138	554	2,106
Non-cash PIK interest	2,961	22,895	5,722
Non-cash reorganization items	534	—	—
Payments to settle asset retirement obligations	(863)	(3,364)	(3,169)
Costs incurred to issue 2021 Notes and 2021 PIK Notes	—	—	10,139
Gain on extinguishment of debt	—	(403)	—
Changes in working capital accounts:
Revenue receivable	8,976	(5,046)	(3,818)
Joint interest billing receivable	2,653	610	41,400
Accounts payable and accrued liabilities	(14,458)	2,970	(72,760)
Advances from co-owners	290	(600)	(13,788)
Net refund (deposit) of surety bonds	4,488	(2,037)	(6,162)
Other	(1,429)	408	1,102
Net cash provided by (used in) operating activities	18,849	44,153	(56,598)
Cash flows used in investing activities:
Investment in oil and gas properties	(20,559)	(64,613)	(30,366)
Investment in other property and equipment	28	(54)	(24)
Sale of oil and gas properties	(6,478)	10,707	25,482
Sale of unevaluated oil and gas properties	7,750	—	—
Net cash used in investing activities	(19,259)	(53,960)	(4,908)
Cash flows provided by (used in) financing activities:
Net payments for share based compensation	43	(26)	11
Deferred financing costs	(386)	(174)	(3,156)
Payment of preferred stock dividend	—	—	(1,285)
Proceeds from borrowings	52,500	20,000	10,000
Repayment of borrowings	(32,500)	—	—
Redemption of 2017 Notes	—	(22,650)	(53,626)
Costs incurred to issue 2021 Notes and 2021 PIK Notes	—	—	(10,139)
Costs incurred to redeem 2021 Notes	(11)	—	—
Net cash provided by (used in) financing activities	19,646	(2,850)	(58,195)
Net increase (decrease) in cash and cash equivalents	19,236	(12,657)	(119,701)
Cash and cash equivalents, beginning of period	15,655	28,312	148,013
Cash and cash equivalents, end of period	$34,891	$15,655	$28,312
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$5,341	$7,432	$33,206
Income taxes	$38	$(94)	$(18)
Reorganization items	$980	$—	$—
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY INC. (Debtor-in-Possession)
Consolidated Statements of Stockholders’ Equity
(Amounts in Thousands)

	Common Stock	Preferred Stock	Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2015	$16	$1	$290,432	$947	$(454,463)	$(163,067)
Issuance of shares in debt exchange	5	—	12,520	—	—	12,525
Retirement of shares upon vesting of restricted stock	—	—	(200)	—	—	(200)
Share-based compensation expense	—	—	1,444	—	—	1,444
Issuance of shares under employee stock purchase plan	—	—	145	—	—	145
Derivative fair value adjustment, net of tax	—	—	—	(5,697)	—	(5,697)
Preferred stock dividend	—	—	—	—	(5,349)	(5,349)
Net loss	$—	$—	$—	$—	$(90,896)	$(90,896)
December 31, 2016	$21	$1	$304,341	$(4,750)	$(550,708)	$(251,095)
Issuance of shares	5	—	7,441	—	—	7,446
Retirement of shares upon vesting of restricted stock	—	—	(10)	—	—	(10)
Share-based compensation expense	—	—	1,447	—	—	1,447
Issuance of shares under employee stock purchase plan	—	—	25	—	—	25
Derivative fair value adjustment, net of tax	—	—	—	5,028	—	5,028
Preferred stock dividend	—	—	—	—	(5,139)	(5,139)
Net loss	—	—	—	—	(6,637)	(6,637)
December 31, 2017	$26	$1	$313,244	$278	$(562,484)	$(248,935)
Issuance of shares	—	—	(11)	—	—	(11)
Share-based compensation expense	—	—	992	—	—	992
Issuance of shares under employee stock purchase plan	—	—	43	—	—	43
Derivative fair value adjustment, net of tax	—	—	—	(278)	(59)	(337)
Preferred stock dividend	—	—	—	—	(4,371)	(4,371)
Net loss	—	—	—	—	(9,548)	(9,548)
December 31, 2018	$26	$1	$314,268	$—	$(576,462)	$(262,167)

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies
PetroQuest Energy, Inc. (a Delaware corporation) (“PetroQuest”) is an independent oil and gas company headquartered in Lafayette, Louisiana with an exploration office in The Woodlands, Texas. It is engaged in the exploration, development, acquisition and operation of oil and gas properties in Texas and Louisiana. To facilitate our financial statement presentations, we refer to the post-emergence reorganized company in these consolidated financial statements and footnotes as the “Successor” for periods subsequent to February 8, 2019, and to the pre-emergence company as “Predecessor” for periods prior to February 8, 2019. As discussed in “Note 2-Voluntary Reorganization under Chapter 11 of the Bankruptcy Code” the Company and its wholly owned direct and indirect subsidiaries filed voluntary petitions for bankruptcy relief and subsequently operated as debtors in possession, in accordance with the applicable provisions of the Bankruptcy Code, until emergence on February 8, 2019.
Principles of Consolidation
The consolidated financial statements include the accounts of PetroQuest and its subsidiaries, PetroQuest Energy, L.L.C., PetroQuest Oil & Gas, L.L.C, Pittrans, Inc. and TDC Energy LLC (collectively, the "Company"). All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates of proved oil and gas reserves and future net cash flows from estimated proved reserves are based on geological and engineering data and depend upon a number of variable factors and assumptions. Changes in estimated proved oil and gas reserves used in the calculation of depreciation, depletion and amortization of oil and gas properties or the present value of the estimated future net cash flows from estimated proved reserves used in the ceiling test could have a material impact on future results of operations.
Bankruptcy Accounting and Financial Reporting
The consolidated financial statements have been prepared in accordance with Accounting Standards Codification ("ASC") 852, Reorganizations, for the period subsequent to the bankruptcy filing. ASC 852 requires that the consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the Chapter 11 Cases (as defined below) are recorded as reorganization items on the consolidated statement of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process are classified on the consolidated balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court (as defined below), even if they may be settled for lesser amounts.
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
Deposit For Surety Bonds
The deposit for surety bonds of $3.6 million and $8.3 million at December 31, 2018 and 2017, respectively, represent cash collateral paid with respect to the Company's surety bonds which secured its offshore decommissioning obligations. The Company received a refund of the majority of the remaining deposits during March 2019.
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
Revenue Recognition
The Company records natural gas and oil revenue in accordance with Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers". The core principle of ASU 2014-09 is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods and or services.
The Company's sources of revenue are oil, natural gas and natural gas liquids ("NGL") production from its oil and gas properties. Oil and natural gas production is typically sold to purchasers through monthly contracts at negotiated sales prices based on published market indices. The sale takes place at the wellhead for oil production and at the wellhead or gas processing plant for natural gas. NGL production is sold once natural gas is processed and the related liquids are removed at the processing plant. The contracts for sale of NGL production are with the processing plant with prices based on what the processing plant is able to receive from third party purchasers.
Sales of oil, natural gas and NGL production are recognized when the product is delivered and title transfers to the purchaser and payment is generally received one to two months after the sale has occurred. The Company had $6.4 million of revenue receivable at December 31, 2018, comprised of $1.1 million of oil revenue, $4.8 million of natural gas revenue and $0.5 million of NGL revenue.

The following table includes a disaggregation of revenue by product including the effects of hedges in place (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total oil sales	$21,027	$31,258	$20,614
Total gas sales	50,768	60,922	37,963
Total ngl sales	15,303	16,107	8,090
Total oil and gas sales	$87,099	$108,287	$66,667
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

	Year Ended December 31,
	2018	2017	2016
Superior Natural Gas	26%	29%	14%
Shell Trading Company	21%	24%	23%
Texla Energy Management	16%	(a)	(a)
Harvest Pipeline Company	12%	(a)	(a)
Laclede Energy Resources	(a)	(a)	17%
BG Group	(a)	(a)	10%

(a)	Less than 10 percent
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
The Company’s hedges are specifically referenced to NYMEX prices for oil and natural gas. The effectiveness of hedges is evaluated at the time the contracts are entered into, as well as periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices received from the designated production. Through this analysis, the Company is able to determine if a high correlation exists between the prices received for its designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2018, the Company had no derivative instruments in place. See Note 8 for further discussion of the Company’s derivative instruments.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU supersedes the lease requirements in Topic 840, Leases, and requires that a lessee recognize a right-of-use asset and lease liability for leases that do not meet the definition of a short-term lease. The right-of-use asset and lease liability are to be measured on the balance sheet at the present value of the lease payments. For income statement purposes, ASU 2016-02 retains a dual model requiring leases to be classified as either operating or finance within the Company’s consolidated statements of operations. Lease costs for operating leases are recognized as a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. For finance leases, interest expense is recognized on the lease liability separately from amortization of the right-to-use asset. ASU 2016-02 does not apply to mineral leases for oil and natural gas properties, but does apply to equipment used to explore and develop oil and natural gas reserves.

This ASU is effective for fiscal years beginning after December 15, 2018, including the first quarter of 2019. The Company will adopt this standard using the modified retrospective method applied to all leases that exist on January 1, 2019. The Company made certain elections allowing it not to reassess contracts that commenced prior to adoption and to not recognize right-of-use assets or lease liabilities for short-term leases. Upon adoption, the Company expects the right-to-use asset and lease liability reported on its consolidated financial statements to be immaterial.
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
Note 2—Voluntary Reorganization under Chapter 11 of the Bankruptcy Code
The Company's overall liquidity position and cash available for capital expenditures have been negatively impacted by weak natural gas prices, declining production and increasing cash interest expense on its outstanding indebtedness. In addition, beginning with the August 15, 2018 interest payment on the Company's 2021 PIK Notes (as defined below), the Company was required to pay interest on its 2021 PIK Notes at 10% in cash (instead of 1% in cash and 9% in payment in kind). The Company elected not to pay the cash interest payments that were due on August 15, 2018 under the Company's 2021 PIK Notes and 2021 Notes (as defined below) which totaled approximately $14.2 million (see Note 10 for additional information).
As a result of the forgoing, the Company engaged in discussions and negotiations with the lenders under the Multidraw Term Loan (as defined below), certain holders of the Company’s 2021 Notes and 2021 PIK Notes, and their legal and financial advisors regarding various alternatives with respect to the Company’s capital structure and financial position, including the significant amount of indebtedness, and the August 15, 2018 interest payments overdue on the Company’s 2021 Notes and 2021 PIK Notes.
As a result of the forgoing discussions and negotiations, on November 6, 2018 (the “Petition Date”), the Company, PetroQuest Energy, L.L.C. (“PQE”) and their direct and indirect wholly owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions (collectively, the “Petition,” and the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).
In connection with the Chapter 11 filing, on the Petition Date, the Debtors entered into a restructuring support agreement (the “Restructuring Support Agreement”) with (i) holders of 81.83% of the Company's 10% Second Lien Senior Secured Notes due 2021 (the “2021 Notes”) issued under that certain Indenture dated as of February 17, 2016, among the Company, the Subsidiary Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee and collateral trustee thereunder, (ii) holders of 84.76% of the Company’s 10% Second Lien Senior Secured PIK Notes due 2021 (the “2021 PIK Notes”) issued under that certain Indenture dated as of September 27, 2016, among the Company, the Subsidiary Guarantors (as defined therein) and Wilmington Trust, National Association, as indenture trustee and collateral trustee thereunder, and (iii) each of the lenders, or investment advisors or managers for the account of each of the lenders under the multidraw term loan agreement (the "Multidraw Term Loan Agreement"), by and among PQE, the Company, Wells Fargo Bank, National Association, as administrative agent, and lenders holding Term Loans (as defined therein) party thereto from time to time, pursuant to which such parties agreed to support the Plan (as defined below).
On January 31, 2019, the Court entered an order (the “Confirmation Order”) confirming the Debtors’ First Amended Chapter 11 Plan of Reorganization, as Immaterially Modified as of January 28, 2019 (as amended, modified or supplemented from time to time, the “Plan”) under Chapter 11 of the Bankruptcy Code. On February 8, 2019 (the “Effective Date”), the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On the Effective Date, TDC Energy, LLC, Pittrans, Inc. and Sea Harvester Energy Development, L.L.C. were dissolved. The remaining Debtors (collectively, the "Reorganized Debtors") continue in existence.
On the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, the Company:

•	Adopted an amended and restated certificate of incorporation and bylaws;

•
Appointed four new members to the Successor’s board of directors to replace all of the directors of the Predecessor, other than the director also serving as Chief Executive Officer, who was re-appointed pursuant to the Plan;

•
Cancelled all of the Predecessor’s common stock and 6.875% Series B Cumulative Convertible Perpetual Preferred Stock with the former holders thereof not receiving any consideration in respect of such stock;

•	Issued to the former holders of the Predecessor’s 2021 Notes and 2021 PIK Notes, (collectively, the “Old Notes”), in exchange for the cancellation and discharge of the Old Notes:

◦	8,900,000 shares of the Successor’s Class A Common Stock; and

◦	$80 million of the Successor’s 10% Senior Secured PIK Notes due 2024 (the “2024 PIK Notes”);

•	Issued 300,000 shares of the Successor’s Class A Common Stock to certain former holders of the Old Notes for their commitment to backstop the Exit Facility (as defined below);

•
Issued to the Class B Holder (as defined in the Successor’s amended and restated certificate of incorporation) one share of the Successor’s Class B Common Stock, which confers certain rights to elect directors and certain drag-along rights;

•
Issued to the Class C Holder (as defined in the Successor’s amended and restated certificate of incorporation) one share of the Successor’s Class C Common Stock, which confers certain rights to elect directors and certain drag-along rights;

•	Entered into a new $50 million senior secured Term Loan Agreement (the “Exit Facility”) upon the repayment and termination of the Predecessor’s Multidraw Term Loan Agreement;

•	Entered into a registration rights agreement (the “Registration Rights Agreement”) with certain holders of the Successor’s Class A Common Stock and 2024 PIK Notes; and

•
Adopted a new management incentive plan (the “2019 Long Term Incentive Plan”) for officers, directors and employees of the Successor and its subsidiaries, pursuant to which 1,344,000 shares of the Successor’s Class A Common Stock were reserved for issuance.

The foregoing is a summary of the substantive provisions of the Plan and related transactions and is not intended to be a complete description of, or a substitute for a full and complete reading of, the Plan and the other documents referred to above.
Effect of Filing on Creditors
Subject to certain exceptions, under the Bankruptcy Code, the filing of the Petition automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement in the Bankruptcy Court. Although the filing of the Petition triggered defaults on the Debtors’ debt obligations, creditors were stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.
Rejection of Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and satisfaction of certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtor's estate for damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with any of the Debtors, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the applicable Debtor, is qualified by any rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.
Debtor-In-Possession
During the pendency of the Chapter 11 Cases, the Debtors operated as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors were authorized to continue to operate as an ongoing business, but were not permitted to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to motions filed with the Bankruptcy Court that were designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, customers and employees, the Bankruptcy Court authorized the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to: (i) pay employees' wages and related obligations; (ii) continue to operate their cash management system in a form substantially similar to pre-petition practice; (iii) continue to honor certain obligations related to our royalty obligations; and (iv) pay taxes in the ordinary course.
Reorganization Items
The Debtors have incurred costs associated with the reorganization, primarily legal and professional fees. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization items within the consolidated statement of operations for the year ended December 31, 2018. Reorganization items included $3.8 million related to post petition professional fees and $0.5 million related to adjustments to certain claims relating to the Chapter 11 Cases and to the carrying value of debt classified as liabilities subject to compromise.
Liabilities Subject to Compromise
The consolidated balance sheet as of December 31, 2018 includes amounts classified as liabilities subject to compromise, which represent liabilities which have been allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors' current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process.
Liabilities subject to compromise at December 31, 2018 consisted of the following (in thousands):

December 31, 2018
10% Senior PIK Notes due 2021	$275,046
10% Senior Notes due 2021	9,427
Accrued interest	20,624
Accounts payable to vendors	874
Other long-term liabilities	510
Other accrued liabilities	2,724
Preferred stock dividend payable	14,649
Liabilities subject to compromise	$323,854

Note 3—Acquisitions and Divestitures
Divestitures:
On April 17, 2017, the Company completed the sale of its interest in the East Lake Verret field in Louisiana for approximately $2.2 million. On December 15, 2017, the Company completed the sale of its saltwater disposal assets in East Texas for approximately $8.5 million. These sales were accounted for as adjustments to the capitalized costs of oil and gas properties.
On January 31, 2018, the Company sold its Gulf of Mexico properties. The Company received no consideration from the sale of these properties and was required to contribute approximately $3.8 million towards the future abandonment costs for the properties. As a result of the sale, the Company extinguished approximately $28.2 million of its discounted asset retirement obligations. In connection with the sale, the Company received net cash refunds during 2018 totaling $4.5 million related to a depositary account that served to collateralize a portion of the Company's offshore bonds related to these properties. The Company received the majority of the remaining $3.6 million during March 2019, which is included in deposits for surety bonds on the consolidated balance sheet as of December 31, 2018. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties.
Acquisitions:
On December 20, 2017, the Company entered into an oil focused play in central Louisiana targeting the Austin Chalk formation through the execution of agreements to acquire interests in approximately 24,600 gross acres. The Company has invested approximately $15.0 million in acquisition, engineering and geological costs as of December 31, 2018 and issued 2.0 million shares of Predecessor common stock with respect to these interests.

Note 4—Equity

As discussed in “Note 2-Voluntary Reorganization under Chapter 11 of the Bankruptcy Code,” on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, all of the Predecessor’s common stock and 6.875% Series B Cumulative Convertible Perpetual Preferred Stock was canceled with the former holders thereof not receiving any consideration in respect thereof. Accordingly, the following discussion relates solely to the Predecessor’s common stock and 6.875% Series B Cumulative Convertible Perpetual Preferred Stock prior to such cancellation.
Common Stock
During December 2017, the Company issued 2.0 million shares of common stock in connection with the acquisition of Austin Chalk acreage (see Note 3). Additionally, during December 2017, the Company issued approximately 2.2 million shares of common stock related to the extinguishment of a portion of the outstanding 2021 Notes (see Note 10).
Convertible Preferred Stock
The Company had 1,495,000 shares of 6.875% Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) outstanding as of December 31, 2018 and 2017, all of which were canceled on the Effective Date pursuant to the Plan.
The following is a summary of certain terms of the Series B Preferred Stock:
Dividends. The Series B Preferred Stock accumulated dividends at an annual rate of 6.875% for each share of Series B Preferred Stock. Dividends were cumulative from the date of first issuance and, to the extent payment of dividends was not prohibited by the Company’s debt agreements, assets were legally available to pay dividends and the Company’s board of directors or an authorized committee of the board declared a dividend payable, the Company paid dividends in cash, every quarter.
In connection with an amendment to the Company's prior bank credit facility (which was replaced by the Old Loan Agreement (as defined below) in October 2016 and the Multidraw Term Loan Agreement in August 2018) prohibiting the Company from declaring or paying dividends on the Series B Preferred Stock, the Company suspended the quarterly cash dividend on the Series B Preferred Stock beginning with the dividend payment due on April 15, 2016. The Old Loan Agreement prohibited, and the Multidraw Term Loan Agreement also prohibited the Company from declaring and paying cash dividends on the Series B Preferred Stock. Under the terms of the Series B Preferred Stock, any unpaid dividends accumulated. As of December 31, 2018, the Company had deferred eleven quarterly dividend payments and had accrued a $14.6 million payable related to the eleven deferred quarterly dividends and the quarterly dividend that accrued through the bankruptcy filing date. The accrued dividend payable is included in liabilities subject to compromise on the consolidated balance sheet.
Mandatory conversion. The Company could, at its option, cause shares of the Series B Preferred Stock to be automatically converted at the applicable conversion rate, but only if the closing sale price of the Company’s common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day immediately preceding the date the Company gave the conversion notice equaled or exceeded 130% of the conversion price in effect on each such trading day.
Conversion rights. Each share of Series B Preferred Stock could be converted at any time, at the option of the holder, into 0.8608 shares of the Company’s common stock (which is based on an initial conversion price of approximately $58.08 per share of common stock, subject to further adjustment) plus cash in lieu of fractional shares, subject to the Company’s right to settle all or a portion of any such conversion in cash or shares of the Company’s common stock. If the Company elected to settle all or any portion of its conversion obligation in cash, the conversion value and the number of shares of the Company’s common stock it would have delivered upon conversion (if any) would be based upon a 20 trading day averaging period.
Upon any conversion, the holder would not receive any cash payment representing accumulated and unpaid dividends on the Series B Preferred Stock, whether or not in arrears, except in limited circumstances. The conversion rate was equal to $50 divided by the conversion price at the time. The conversion price was subject to adjustment upon the occurrence of certain events.

Note 5—Earnings Per Share
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Year Ended December 31, 2018	Loss(Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(13,919)	25,581	$(0.54)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(13,919)	25,581	$(0.54)

For the Year Ended December 31, 2017	Loss(Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(11,776)	21,330	$(0.55)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(11,776)	21,330	$(0.55)

For the Year Ended December 31, 2016	Loss(Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(96,245)	18,354	$(5.24)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(96,245)	18,354	$(5.24)
An aggregate of 2.0 million, 1.6 million and 0.9 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock for the years ended December 31, 2018, 2017 and 2016, respectively, and common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 1.3 million shares for each of the periods presented were not included in the computation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016, respectively, because the inclusion would have been anti-dilutive as a result of the net loss reported for the year.
Note 6—Share-Based Compensation
As discussed in “Note 2-Voluntary Reorganization under Chapter 11 of the Bankruptcy Code”, on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, all of the Predecessor’s common stock (and any share-based compensation based on such common stock) was canceled with the former holders thereof not receiving any consideration in respect thereof. The Predecessor's share-based compensation plan was also terminated on the Effective Date. Accordingly, the following discussion relates solely to the Predecessor’s share-based compensation plan and share-based compensation issued and outstanding prior to such cancellation.

The Company accounts for share-based compensation in accordance with ASC Topic 718. Share-based compensation cost is recognized over the requisite service period. Compensation cost for awards with graded vesting is recognized using the accelerated attribution method. Share-based compensation cost is reflected as a component of general and administrative expenses. A detail of share-based compensation cost for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options:
Incentive Stock Options (share settled)	$407	$820	$206
Non-Qualified Stock Options (share settled)	94	387	164
Restricted stock (share settled)	465	197	1,073
Cash settled stock units	(241)	245	244
Share-based compensation	$725	$1,649	$1,687
During the years ended December 31, 2017 and 2016, the Company capitalized $103,000 and $106,000, respectively, of compensation cost related to cash settled restricted stock units to oil and gas properties. No such amounts were capitalized during the year ended December 31, 2018. During the years ended December 31, 2018, 2017 and 2016, the Company recorded income tax benefits of approximately $101,000, $270,000 and $512,000, respectively, related to share-based compensation expense recognized during those periods. As a result of the adoption of ASU 2016-09 during the year ended December 31, 2017, the Company recognized an additional deferred tax asset of $4.7 million related to net operating loss carryforwards for excess tax benefits on share-based compensation that did not meet the criteria for recognition under previous guidance.
Share-Based compensation settled in shares
At December 31, 2018, the Company had $0.4 million of unrecognized compensation cost related to unvested restricted stock and stock options.
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
The following table outlines the assumptions used in computing the fair value of stock options granted during 2017 and 2016. No such grants were made during 2018.

	2017	2016
Dividend yield	—%	—%
Expected volatility	80.44%	62.0%-79.99%
Risk-free rate	1.925%	1.255%-2.09%
Expected term	6 years	6 years
Stock options granted	219,130	1,168,754
Wgtd. avg. grant date fair value per share	$1.28	$1.96
Fair value of grants	$280,000	$2,293,000

     The following table details stock option activity during the year ended December 31, 2018:

	Number of Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Life	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of year	1,608,646	$6.20
Granted	—	—
Expired/cancelled/forfeited	(121,823)	4.98
Exercised	—	—
Outstanding at end of year	1,486,823	6.34	7.03	$—

Options exercisable at end of year	1,047,590	$7.78	6.64	$—
The total fair value of stock options that vested during the years ended December 31, 2018, 2017 and 2016 was $1.2 million, $1.6 million and $0.4 million, respectively. The intrinsic value of stock options exercised was immaterial for all periods presented.
The following table summarizes information regarding stock options outstanding at December 31, 2018:

Range of	Options	Wgtd. Avg.	Wgtd. Avg.	Options	Wgtd. Avg.
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	12/31/2018	Contractual Life	Price	12/31/2018	Price
$0.00-$2.37	250,477	8.43	$1.99	105,780	$2.07
$3.17-$4.36	1,013,663	7.68	$3.37	719,127	$3.36
$16.72-$19.52	68,190	4.42	$17.11	68,190	$17.11
$20.40-$30.32	154,493	1.73	$28.15	154,493	$28.15
	1,486,823			1,047,590	$7.78
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
The following table details restricted stock activity during the year ended December 31, 2018:

	Number of Shares	Wgtd. Avg. Fair Value per Share
Outstanding at beginning of year	487,502	$1.87
Cancelled/forfeited	(34,946)	$1.85
Lapse of restrictions	(37,500)	$2.15
Outstanding at December 31, 2018	415,056	$1.85
The weighted average grant date fair value of restricted stock granted during the year ended December 31, 2017 was $1.87 per share. No restricted stock was granted in 2018 and 2016. The total fair value of restricted stock that vested during the years ended December 31, 2018, 2017 and 2016 was $0.1 million, $1.3 million and $2.4 million, respectively.
Share-Based compensation settled in cash
Restricted Stock Units
The Company may grant restricted stock units ("RSUs") to employees that vest ratably over a three-year period. Cash payment will be made to employees on each vesting date based upon the Company's closing stock price on that date. Upon change in control of the Company, all of the RSUs will immediately vest. The Company computes the fair value of the RSUs using the closing price of the Company's stock at the end of each period and records a liability based on the percentage of requisite service rendered at the reporting date. During 2018 and 2017, the Company paid $24,000 and $59,000, respectively, to settle 323,374 and 31,703 RSUs, respectively, that vested during the period.
Market Based Restricted Stock Units
The Company granted 60,767 market based restricted stock units ("MRSUs") to executive officers during November 2014. The executive officers can earn between 0-200% of the MRSUs granted based on the Company's performance versus a defined peer group. The 2014 MRSUs vested in one-third increments on each of the first, second and third annual anniversaries starting January 1, 2016. Upon change in control of the Company, all of the MRSUs will immediately vest. The number of MRSUs that ultimately vest is based on the Company's total shareholder return in the last 20 days of the fiscal year in relation to the last 20 days of the previous fiscal year in comparison to a group of 12 selected peer stocks of similar sized companies which operate within the same sector. The performance period ended on December 31, 2015 and executive officers earned 50% of the MRSUs. The MRSUs are cash settled on each vesting date based on the number of MRSUs that vest multiplied by the Company's closing stock price. In November 2017, the Company granted an additional 270,269 MRSUs. The performance period ended on December 31, 2018 for these grants and executive officers earned none of the MRSUs. The Company estimates the fair value of the outstanding MRSUs using a Monte Carlo valuation model and records a liability based on the percentage of requisite service rendered at the reporting date. The Monte Carlo valuation model considers such inputs as the stock prices of the Company and its peer group, a risk-free interest rate, and an estimated volatility for the Company and its peer group. As of December 31, 2018, the Company had no liability for RSUs outstanding and as of December 31, 2017, the Company had a liability for RSUs and MRSUs outstanding in the amount of $0.3 million, based upon the closing stock price at December 31, 2018 and December 31, 2017, respectively.
The following table details MRSU and RSU activity during the year ended December 31, 2018:

	MRSU	RSU	Total
Outstanding at beginning of year	277,733	889,587	1,167,320
Granted	—	—	—
Expired/Cancelled/Forfeited	(270,269)	(78,808)	(349,077)
Vested/Paid	(7,464)	(323,374)	(330,838)
Outstanding at December 31, 2018	—	487,405	487,405

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
The following table summarizes the changes to the Company’s asset retirement obligation (in thousands):

	Year Ended December 31,
	2018	2017
Asset retirement obligation, beginning of period	$31,310	$36,610
Liabilities incurred	7	574
Liabilities settled	(863)	(3,364)
Accretion expense	322	2,252
Revisions in estimated cash flows	(62)	(4,514)
Divestiture of oil and gas properties	(28,234)	(248)
Asset retirement obligation, end of period	2,480	31,310
Less: current portion of asset retirement obligation	(183)	(687)
Long-term asset retirement obligation	$2,297	$30,623
Divestitures of oil and gas properties during 2018 included $28.2 million as a result of the sale of the Company's Gulf of Mexico assets in January 2018. The liabilities incurred, revisions in estimated cash flows and divestitures represent non-cash investing activities for purposes of the statement of cash flows.

Note 8—Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the statement of operations as derivative income (expense). At December 31, 2017, all of the Company's outstanding derivative instruments were designated as cash flow hedges. The Company had no outstanding derivative contracts as of December 31, 2018.
Oil and gas sales include additions related to the settlement of gas hedges of $0.8 million, $1.5 million and $1.8 million, for the years ended December 31, 2018, 2017 and 2016, respectively. Oil and gas sales include reductions of $1.4 million related to the settlement of oil hedges for the year ended December 31, 2018. There were no settlements of Ngls for any period presented or oil hedges for the years ended December 31, 2017 and 2016. On June 14, 2018, the Company's hedging counterparty, Koch Supply & Trading LP, terminated the only outstanding hedge contract resulting in a settlement of $0.5 million. The settlement at the termination date remained in accumulated other comprehensive loss and was reclassified to earnings as the hedged volumes were produced over the original term of the contract.
Derivatives designated as hedging instruments:
The following tables reflect the fair value of the Company’s effective cash flow hedges in the consolidated financial statements (in thousands):
Effect of Cash Flow Hedges on the Consolidated Balance Sheet at December 31, 2017:

	Commodity Derivatives
Period	Balance Sheet Location	Fair Value
December 31, 2017	Derivative asset	$1,174
December 31, 2017	Derivative liability	$(731)

Effect of Cash Flow Hedges on the Consolidated Statement of Operations for years ended December 31, 2018, 2017 and 2016:

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified into Income	Amount of Gain (Loss) Reclassified into Income
Commodity Derivatives at December 31, 2018	$(990)	Oil and gas sales	$(622)
Commodity Derivatives at December 31, 2017	$6,654	Oil and gas sales	$1,461
Commodity Derivatives at December 31, 2016	$(4,447)	Oil and gas sales	$1,811

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

The Company classifies its commodity derivatives based upon the data used to determine fair value. The Company's derivative instruments at December 31, 2017 were in the form of swaps based on NYMEX pricing for oil and natural gas. The fair value of these derivatives was derived using an independent third-party’s valuation model that utilizes market-corroborated inputs that are observable over the term of the derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for derivative assets and an estimate of the Company’s default risk for derivative liabilities. As a result, the Company designated its commodity derivatives as Level 2 in the fair value hierarchy. The Company had no outstanding derivative contracts at December 31, 2018.
The following table summarizes the Company’s assets (liabilities) that are subject to fair value measurement on a recurring basis as of December 31, 2017 (in thousands):

	Fair Value Measurements Using
Instrument	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives:
At December 31, 2017	$—	$443	$—
The fair value of the Company's cash and cash equivalents approximated book value at December 31, 2018 and 2017. The fair value of the Multidraw Term Loan Agreement approximated face value as of December 31, 2018 and 2017. The fair value of the Company's 2021 Notes and 2021 PIK Notes was determined based upon market quotes provided by an independent broker, which represents a Level 2 input. The fair value of the 2021 Notes was $2.8 million and $7.3 million and the fair value of the 2021 PIK Notes was $82.5 million and $198.7 million as of December 31, 2018 and 2017, respectively.
Note 10—Long-Term Debt
Predecessor Long-Term Debt
On August 19, 2010, the Company issued $150 million in principal amount of its 10% Senior Notes due 2017. On July 3, 2013, the Company issued an additional $200 million in principal amount of its 10% Senior Notes due 2017 (collectively, the "2017 Notes").
On February 17, 2016, the Company closed a private exchange offer (the "February Exchange") and consent solicitation (the "February Consent Solicitation") to certain eligible holders of its outstanding 2017 Notes. In satisfaction of the tender of $214.4 million in aggregate principal amount of the 2017 Notes, representing approximately 61% of the then outstanding aggregate principal amount of 2017 Notes, the Company (i) paid approximately $53.6 million of cash, (ii) issued $144.7 million aggregate principal amount of its new 10% Second Lien Senior Secured Notes due 2021 (the "2021 Notes") and (iii) issued approximately 1.1 million shares of Predecessor common stock. Following the completion of the February Exchange, $135.6 million in aggregate principal amount of the 2017 Notes remained outstanding. The February Consent Solicitation eliminated or waived substantially all of the restrictive covenants contained in the indenture governing the 2017 Notes.
On September 27, 2016, the Company closed private exchange offers (the "September Exchange") and a consent solicitation (the "September Consent Solicitation") to certain eligible holders of its outstanding 2017 Notes and 2021 Notes. In satisfaction of the consideration of $113.0 million in aggregate principal amount of the 2017 Notes, representing approximately 83% of the then outstanding aggregate principal amount of 2017 Notes, and $130.5 million in aggregate principal amount of the 2021 Notes, representing approximately 90% of the then outstanding aggregate principal amount of 2021 Notes, the Company issued (i) $243.5 million in aggregate principal amount of its new 10% Second Lien Senior Secured PIK Notes due 2021 (the "2021 PIK Notes") and (ii) approximately 3.5 million shares of Predecessor common stock. The Company also paid, in cash, accrued and unpaid interest on the 2017 Notes and 2021 Notes accepted in the September Exchange from the last applicable interest payment date to, but not including, September 27, 2016. Following the consummation of the September Exchange, there were $22.7 million in aggregate principal amount of the 2017 Notes outstanding and $14.2 million in aggregate principal amount of the 2021 Notes outstanding. The September Consent Solicitation amended certain provisions of the indenture governing the 2021 Notes and amended the registration rights agreement with respect to the 2021 Notes.
On March 31, 2017, the Company redeemed the remaining outstanding 2017 Notes at a redemption price of $22.8 million. The redemption was funded by cash on hand and amounts borrowed under the Old Loan Agreement described below. On December 28, 2017, the Company issued 2.2 million shares of Predecessor common stock to extinguish approximately $4.8 million of outstanding principal amount of 2021 Notes.
The 2021 PIK Notes accrued interest at a rate of 10% per annum on the principal amount and interest was payable semi-annually in arrears on February 15 and August 15 of each year. The Company was permitted, at its option, for the first three interest payment dates of the 2021 PIK Notes, to instead pay interest at (i) the annual rate of 1% in cash plus (ii) the annual rate of 9% PIK (the "PIK Interest") payable by increasing the principal amount outstanding of the 2021 PIK Notes or by issuing additional

2021 PIK Notes in certificated form. The Company exercised this PIK option in connection with the interest payments due on February 15, 2017, August 15, 2017 and February 15, 2018.
The 2021 Notes accrued interest at a rate of 10% per annum on the principal amount and interest was payable semi-annually in arrears on February 15 and August 15 of each year.
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to ASC Topic 470-60 "Troubled Debt Restructurings by Debtors." The Company determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million was reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall was being amortized under the effective interest method over the term of the 2021 PIK Notes.
The Company previously determined that the future undiscounted cash flows from the 2021 Notes issued in the February Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes tendered in the February Exchange. Accordingly, no gain on extinguishment of debt was recognized in connection with the February Exchange. The excess of the remaining carrying value of the 2017 Notes tendered over the principal amount of the 2021 Notes issued in the February Exchange of $13.9 million was reflected as part of the carrying value of the 2021 Notes. The amount of the excess carrying value attributable to the 2021 Notes tendered in the September Exchange was then reflected as part of the carrying value of the 2021 PIK Notes. The excess carrying value attributable to the remaining 2021 Notes was being amortized under the effective interest method over the term of the 2021 Notes.
On October 17, 2016, the Company entered into a multidraw term loan agreement (the "Old Loan Agreement") with Franklin Custodian Funds - Franklin Income Fund, as a lender, and Wells Fargo Bank, National Association, as administrative agent (the "Agent"), replacing the prior credit agreement with JPMorgan Chase Bank, N.A. Effective August 14, 2018, the Company and certain of its subsidiaries entered into a Forbearance Agreement (the "Forbearance Agreement") with the Agent for the lenders with respect to the Old Loan Agreement. Pursuant to the Forbearance Agreement, the Agent and the lenders under the Old Loan Agreement agreed to forbear from taking any action with respect to certain specified events of default occurring under the Old Loan Agreement as a result of non-payment by the Company of interest with respect to the 2021 PIK Notes and 2021 Notes when due and payable on August 15, 2018 under the indentures governing those notes. On August 31, 2018, the Company and PetroQuest Energy, L.L.C. entered into a new Multidraw Term Loan Agreement (the "Multidraw Term Loan Agreement"), which replaced the Old Loan Agreement with the lenders party thereto from time to time (the "Lenders") and the Agent. The Multidraw Term Loan Agreement provided a multi-advance term loan facility in the principal amount of up to $50.0 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the “Term Loans”) were permitted to be used to repay existing debt, to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. On August 31, 2018, the Company borrowed $50.0 million under the Term Loans, and repaid $32.5 million of outstanding borrowings under the Old Loan Agreement, plus accrued interest and fees, and retained the balance of the borrowings for general corporate purposes. As of December 31, 2018, the Company had no borrowing availability under the Multidraw Term Loan Agreement.
Effective September 14, 2018, the Company and certain of its subsidiaries entered into a Forbearance Agreement (the "Loan Forbearance Agreement") with the Agent for the lenders with respect to the Multidraw Term Loan Agreement. Pursuant to the Loan Forbearance Agreement, the Agent and Lenders agreed to forbear from taking any action with respect to certain anticipated events of default occurring under the Multidraw Term Loan Agreement as a result of the non-payment of interest with respect to the 2021 Notes and 2021 PIK Notes when due and payable on August 15, 2018, and such non-payment continuing for a period of 30 days under the indentures governing the notes. The Loan Forbearance Agreement was effective from September 14, 2018 until the earlier of (i) 11:59 p.m. Eastern time on September 28, 2018 or (ii) the occurrence of any specified forbearance default, which includes, among other things, any event of default under the Multidraw Term Loan Agreement other than the anticipated events of default or a breach by the Company or certain of its subsidiaries of the Loan Forbearance Agreement. On September 28, 2018, October 5, 2018, October 19, 2018 and October 31, 2018, the Company and certain of its subsidiaries, the Agent and the Lenders entered into first, second, third and fourth amendments to the Loan Forbearance Agreement that extended the September 28, 2018 deadline to 11:59 p.m. Eastern time on each of October 5, 2018, October 19, 2018, October 31, 2018 and November 6, 2018, respectively. The Loan Forbearance Agreement terminated on the commencement of the Chapter 11 Cases described in Note 2.
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
Pursuant to the Notes Forbearance Agreements, the Supporting Holders agreed to forbear from exercising their rights and remedies under their respective indentures governing the 2021 Notes and the 2021 PIK Notes or the related security documents with respect to certain anticipated events of default occurring under the indentures as a result of the non-payment by the Company of interest with respect to the 2021 Notes and the 2021 PIK Notes when due and payable on August 15, 2018 and such non-payment continuing for a period of 30 days, until the earlier of (i) 11:59 p.m. Eastern time on September 28, 2018 and (ii) the date the Notes Forbearance Agreements otherwise terminate in accordance with the terms therein (the "Forbearance Period"). Pursuant to the Notes Forbearance Agreements, the Supporting Holders agreed to not deliver any notice or instruction in respect of the exercise of any of the rights and remedies otherwise available under the indentures or the related security documents with respect to such anticipated events of default. The Supporting Holders also agreed to not transfer any ownership in the 2021 Notes and the 2021 PIK Notes held by any of the Supporting Holders during the Forbearance Period other than to potential transferees currently parties to, or who agree in writing to be bound by, the Notes Forbearance Agreements. On September 28,2018, October 5, 2018, October 19, 2018 and October 31, 2018, the Company and certain of its subsidiaries, and the Supporting Holders entered into first, second, third and fourth amendments to the Notes Forbearance Agreements that extended the September 28, 2018 deadline to 11:59 p.m. Eastern time on each of October 5, 2018, October 19, 2018, October 31, 2018 and November 6, 2018, respectively. The Notes Forbearance Agreements terminated on the commencement of the Chapter 11 Cases described in Note 2.
The face value of the 2021 Notes and the 2021 PIK Notes, including accrued PIK interest, is classified as liabilities subject to compromise as of December 31, 2018. The Term Loans are reflected net of $0.3 million and $2.0 million of related unamortized deferred financing costs as of December 31, 2018 and 2017, respectively. The adjustments to write off the remaining unamortized deferred financing costs and carrying value adjustments related to the February Exchange and September Exchange are included in reorganization items in the consolidated statement of operations.
Successor Long-Term Debt
On the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, the Company entered into the Term Loan Agreement (the “Exit Facility”) with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The Exit Facility provides for a $50 million term loan facility.
The proceeds of the Exit Facility were used to repay in full the loans and other obligations under the Multidraw Term Loan Agreement. The maturity date of the Exit Facility is November 8, 2023. The interest rate per annum is equal to (i) in the case of LIBOR Loans (as defined in the Exit Facility), 7.5% per annum and (ii) in the case of Base Rate Loans (as defined in the Exit Facility), 6.5% per annum. The Exit Facility is secured by a first priority lien on substantially all of the Company's assets.
The Company is subject to a restrictive covenant under the Exit Facility, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of its oil and gas properties, before any state, federal, foreign or other income taxes, attributable to total proved reserves, using strip prices then in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the aggregate outstanding principal amount of the term loans to be less than 1.50 to 1.00 as measured on the last day of each calendar. If the Company fails to maintain the ratio, it may either (i) prepay the outstanding term loans such that after giving effect to such prepayment, the financial covenant is met or (ii) be in default under the Exit Facility, in which case the term loans and all other amounts owed pursuant to the Exit Facility would become immediately due and payable.
The Exit Facility also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens and indebtedness, entering into mergers, consolidations and sales of assets, and transactions with affiliates and other customary covenants.
The Exit Facility contains customary events of default and remedies for credit facilities of this nature. If the Company does not comply with the financial and other covenants in the Exit Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Exit Facility. An event of default under the Exit Facility, if not cured or waived, could result in an event of default under the 2024 PIK Notes (as defined below).
On the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, the Company entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent, and issued $80 million of its new 10% Senior Secured PIK Notes due 2024 (the “2024 PIK Notes”) pursuant thereto.

Interest on the 2024 PIK Notes accrues at a rate of 10% per annum payable semi-annually in kind (“PIK Interest”) on February 15 and August 15 of each year, beginning on August 15, 2019. At the election of the Board of Directors, so long as the Company has provided notice to the holders of the 2024 PIK Notes and the Trustee of such election at least 30 days prior to any applicable interest payment date, interest on the 2024 PIK Notes for any interest period may instead be payable at the annual rate (i) solely in cash (the “Cash Interest”) or (ii) partially as Cash Interest and partially as PIK Interest. The maturity date of the 2024 Notes is February 15, 2024. The 2024 PIK Notes are secured on a second priority lien basis by the equity of the Company's subsidiary PetroQuest Energy, LLC that also secures the Exit Facility. Pursuant to the terms of an intercreditor agreement, the security interest in those assets that secure the 2024 PIK Notes and the related guarantee will be contractually subordinated to liens thereon that secure the Exit Facility and certain other permitted obligations as set forth in the Indenture. Consequently, the 2024 PIK Notes and the related guarantee will be effectively subordinated to the Exit Facility and such other permitted obligations to the extent of the value of such assets.
The Company may, at its option, on any one or more occasions redeem all or a portion of the 2024 PIK Notes issued under the Indenture at the redemption prices set forth below (expressed in percentages of principal amount on the redemption date), plus accrued and unpaid Cash Interest together with an amount of cash equal to all accrued and unpaid PIK Interest on the 2024 PIK Notes to be redeemed to, but not including, the redemption date (subject to the right of holders of the 2024 PIK Notes of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:
Period                        Redemption Price
February 8, 2019 to February 7, 2020        102.000%
February 8, 2020 to February 7, 2021        101.000%
February 8, 2021 and thereafter            100.000%
Upon the occurrence of certain change of control events, any holder of the 2024 PIK Notes will have the right to cause the Company to repurchase all or any part of such holder’s 2024 PIK Notes at a repurchase price payable in cash equal to 101% of the principal amount of the 2024 PIK Notes to be repurchased (including any PIK Notes (as defined in the Indenture) or any increase in principal amount of the 2024 PIK Notes in connection with PIK Interest, plus accrued interest to the date of repurchase (subject to the right of holders of record on the relevant record date to receive interest due on the related interest payment date).
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
During 2018, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to Messrs. Goodson and Green, or their affiliates, in the amounts of $0 and $20,000, respectively. During 2017, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to (received from) Messrs. Goodson and Green, or their affiliates, in the amounts of $(107,000) and $41,000, respectively. During 2016, in their capacities as working interest owners or overriding royalty interest owners, revenues, net of costs, were disbursed to (received from) Messrs. Goodson and Green, or their affiliates, in the amounts of $(15,000) and $25,000, respectively. With respect to Mr. Goodson, gross revenues attributable to interests, properties or participation rights held by him prior to joining the Company as an officer and director on September 1, 1998 represent all of the gross revenue received by him during these periods.
In its capacity as operator, the Company incurs drilling and operating costs that are billed to its partners based on their respective working interests. At December 31, 2018, the Company’s joint interest billing receivable included no amounts due from the related parties discussed above or their affiliates, attributable to their share of costs.
In December 2017, the Company sold certain saltwater disposal assets in East Texas to a third party purchaser. In connection with the sale, the Company also entered into a volumetric commitment to deliver saltwater volumes to the purchaser of the saltwater disposal assets over a six year period. One of the minority owners of the purchaser is the son of Dr. Charles Mitchell, II, a member of our Predecessor's board of directors. The transactions were approved by the Predecessor's Audit Committee.

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
In accordance with SEC requirements, the estimated future net cash flows from estimated proved reserves are based on an average of the first day of the month spot price for a historical 12-month period, adjusted for quality, transportation fees and market differentials. At  December 31, 2016, the prices used in computing the estimated future net cash flows from the Company’s estimated proved reserves, including the effect of hedges in place at that date, averaged $2.51 per Mcf of natural gas, $40.85 per barrel of oil and $1.82 per Mcfe of Ngl. As a result of lower commodity prices and their negative impact on the Company's estimated proved reserves and estimated future net cash flows, the Company recognized ceiling test write-downs of approximately $40.3 million during the year ended December 31, 2016. The Company’s cash flow hedges in place decreased these ceiling test write-downs by approximately $8.0 million for the year ended December 31, 2016. The Company did not recognize a ceiling test write-down during the years ended December 31, 2018 and 2017.
Note 13—Other Comprehensive Income (Loss)
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

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2017 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2016	$(2,983)	$(1,767)	$(4,750)
Other comprehensive income before reclassifications:		—
Change in fair value of derivatives	6,654	—	6,654
Income tax effect	(2,475)	1,767	(708)
Net of tax	4,179	1,767	5,946
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(1,461)	—	(1,461)
Income tax effect	543	—	543
Net of tax	(918)	—	(918)
Net other comprehensive loss	$3,261	$1,767	$5,028
Balance as of December 31, 2017	$278	$—	$278
The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2018 (in thousands):

Gains and Losses on Cash Flow Hedges
Balance as of December 31, 2017	$278
Other comprehensive income before reclassifications:
Change in fair value of derivatives	(990)
Income tax effect	238
Net of tax	(752)
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	622
Income tax effect	(148)
Net of tax	474
Net other comprehensive loss	(278)
Balance as of December 31, 2018	$—

Note 14—Income Taxes
The Company typically provides for income taxes at the statutory federal income tax rate adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs, the Company has incurred a three-year cumulative loss. Because of the impact the cumulative loss had on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities, of which there were none as of December 31, 2018. The Company had a valuation allowance of $118.7 million as of December 31, 2018 and $115.9 million as of December 31, 2017.
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, eliminates the corporate alternative minimum tax and changes how existing alternative minimum tax credits are realized, creates a new limitation on deductible interest expense and changes the rules related to uses and limitations of net operating loss carryforwards generated in tax years beginning after December 31, 2017. The Company made a reasonable estimate of the effects on its existing deferred tax balances and recognized a provisional amount of $64.9 million as of December 31, 2017 to remeasure deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is generally 21%. This amount was included as a component of income tax expense (benefit) from continuing operations and was fully offset by the related adjustment to the Company’s valuation allowance. The Company finalized its accounting for the Act in connection with the filing of its 2017 federal tax return and determined no adjustment was necessary to the previously recognized provisional amount.
As a result of the adoption of ASU 2016-09 during the year ended December 31, 2017, the Company recognized an additional deferred tax asset of $4.7 million related to net operating loss carryforwards for excess tax benefits on share-based compensation that did not meet the criteria for recognition under previous guidance. This additional deferred tax asset was fully offset by the related adjustment to the Company's valuation allowance. The cumulative effect adjustment to record the previously unrecognized excess tax benefits and the related adjustment to the valuation allowance, were recorded in retained earnings on the date of adoption.
An analysis of the Company’s deferred tax assets and liabilities follows (amounts in thousands):

	December 31,
	2018	2017
Net operating loss carryforwards	$86,046	$78,541
Percentage depletion carryforward	6,011	5,701
Interest expense carryforward	10,540	—
Contributions carryforward and other	194	192
Temporary differences:
Oil and gas properties	3,673	8,279
Asset retirement obligation	602	7,602
Derivatives	—	(107)
Share-based compensation	1,403	1,269
Original issue discount on debt exchanges	9,815	14,429
Other	432	—
Valuation allowance	(118,716)	(115,906)
Deferred tax asset (liability)	$—	$—
At December 31, 2018, the Company had approximately $355.4 million of federal net operating loss carryforwards. If not utilized, approximately $6.9 million of such carryforwards would expire in 2025, $328.2 million would expire by the year 2037 and $20.3 million does not expire and is subject to a limitation of 80% of taxable income. The Company also had approximately $180.7 million of Louisiana state net operating loss carryforwards as of December 31, 2018. If not utilized, approximately $0.3 million of such carryforwards would expire during 2019 and the remainder would expire by the year 2038. The Company has available for tax reporting purposes $28.2 million in statutory depletion deductions that may be carried forward indefinitely. The Company had approximately $43.9 million of carryforwards related to the limitation on deductible interest expense. The interest expense carryforward does not expire and is subject to a limitation of 30% of adjusted taxable income.

Income tax expense (benefit) for each of the years ended December 31, 2018, 2017 and 2016 was different than the amount computed using the federal statutory rate (21%) for the following reasons (amounts in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Amount computed using the statutory rate	$(1,973)	$(2,655)	$(31,623)
Increase (reduction) in taxes resulting from:
Impact of rate change on deferred tax	—	64,915	—
State & local taxes	(1,731)	(368)	(2,000)
Percentage depletion carryforward	(256)	(66)	(163)
Non-deductible stock option expense (1)	98	305	77
Share-based compensation (2)	—	64	707
Restructuring costs	1,528	—	—
Other	93	(21)	1,415
Change in valuation allowance	2,393	(63,123)	32,130
Income tax expense (benefit)	$152	$(949)	$543

(1)	Relates to compensation expense related to Incentive Stock Options.

(2)	Relates to the write-off of deferred tax assets associated with share-based compensation that will not be deductible for tax purposes.
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
The commencement of the Chapter 11 Cases automatically stayed litigation and claims that were or could have been brought prior to November 6, 2018. The claims related to two class action lawsuits filed in October 2016 will be treated as general unsecured claims with a maximum amount that may be distributed to the holders of such claims not to exceed $400,000 under the Plan.
Lease Commitments
The Company has operating leases for office space and equipment, which expire on various dates through 2023. Future minimum lease commitments as of December 31, 2018 under these operating leases are as follows (in thousands):

2019	$1,240
2020	1,173
2021	445
2022	431
2023	392
Thereafter	—
$3,681
Total rent expense under operating leases was approximately $1.5 million for each of 2018, 2017 and 2016, respectively.
Subsequent to December 31, 2018 and as part of the Chapter 11 Cases, the Company entered into a lease amendment with regard to its office space in The Woodlands, Texas, which reduced the above noted lease commitments by $1.3 million thru 2022.

Note 16—Supplementary Information on Oil and Gas Operations—Unaudited
The following tables disclose certain financial data relative to the Company’s oil and gas producing activities, which are located onshore and offshore in the continental United States:
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
(amounts in thousands)

	For the Year-Ended December 31,
	2018	2017	2016
Acquisition costs:
Proved	$241	$1,330	$3,346
Unproved (1)	6,190	12,762	2,197
Divestiture of proved leasehold	(2,604)	(4,795)	(7,000)
Exploration costs:
Proved	(51)	9,466	715
Unproved	233	(287)	603
Development costs (2)	(18,928)	32,622	1,522
Capitalized general and administrative and interest costs	8,070	8,269	7,558
Total costs incurred	$(6,849)	$59,367	$8,941

	For the Year-Ended December 31,
	2018	2017	2016
Accumulated depreciation, depletion and amortization (DD&A)
Balance, beginning of year	$(1,285,660)	$(1,243,286)	$(1,157,455)
Provision for DD&A	(22,410)	(31,667)	(27,962)
Ceiling test writedown	—	—	(40,304)
Sale of proved properties and other (3)	6,478	(10,707)	(17,565)
Balance, end of year	$(1,301,592)	$(1,285,660)	$(1,243,286)

DD&A per Mcfe	$1.05	$1.15	$1.19

(1)
During 2017, the Company acquired approximately 24,600 gross acres for approximately $9.3 million in cash and 2.0 million shares of common stock. In total for 2017 and 2018, the Company has invested approximately $15.0 million in leasing costs and geological and engineering data.

(2)
During 2018, the Company sold its Gulf of Mexico properties and removed approximately $28.2 million of future discounted asset retirement obligations, which was recorded as a reduction in the capitalized costs of oil and gas properties.

(3)
During 2018, the Company sold its Gulf of Mexico properties, receiving no cash consideration and funding amounts related to the future abandonment costs for the properties and purchase price adjustments. During 2017, the Company sold its East Lake Verret assets for net proceeds of approximately $2.2 million and its East Texas saltwater disposal assets for net proceeds of $8.5 million. During 2016, the Company sold its remaining Oklahoma producing assets for net proceeds of $17.6 million.

At December 31, 2018 and 2017, unevaluated oil and gas properties totaled $23.5 million and $21.9 million, respectively, and were not subject to depletion. Unevaluated costs at December 31, 2018 included $0.9 million of costs related to wells in progress at year-end. At December 31, 2017, unevaluated costs included $0.7 million related to two facilities in progress at year-end, which were transferred to evaluated oil and gas properties during 2018. The Company capitalized $1.8 million, $1.6 million and $0.9 million of interest during 2018, 2017 and 2016, respectively. Of the total unevaluated oil and gas property costs of $23.5 million at December 31, 2018, $7.4 million, or 32%, was incurred in 2018, $13.9 million, or 59%, was incurred in 2017 and $2.2 million, or 9%, was incurred in prior years. In connection with the sale of the Company's Gulf of Mexico assets, approximately

$5.5 million, or 25% of the total unevaluated balance at December 31, 2017, was transferred to evaluated oil and gas properties in 2018. Of the remaining unevaluated balance at December 31, 2018, the Company expects the majority of the costs will be evaluated within the next three years, including $2.7 million expected to be evaluated during 2019.
Oil and Gas Reserve Information
The Company’s net proved oil and gas reserves at December 31, 2018 have been estimated by independent petroleum engineers in accordance with guidelines established by the SEC using a historical 12-month, first of month, average pricing assumption.
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

The following table sets forth an analysis of the Company’s estimated quantities of net proved and proved developed oil (including condensate), gas and natural gas liquid reserves, all located onshore and offshore in the continental United States:

	Oil in MBbls	NGL in MMcfe	Natural Gas in MMcf	Total Reserves in MMcfe
Proved reserves as of December 31, 2015	1,806	34,826	132,344	178,004
Revisions of previous estimates	247	(4,380)	(11,854)	(14,748)
Extensions, discoveries and other additions	—	—	1,485	1,485
Sale of reserves in place	(154)	—	(24,834)	(25,759)
Production	(502)	(3,871)	(16,617)	(23,501)
Proved reserves as of December 31, 2016	1,397	26,575	80,524	115,481
Revisions of previous estimates	308	(7,269)	381	(5,040)
Extensions, discoveries and other additions	777	4,565	64,704	73,931
Purchase of producing properties	48	—	473	761
Sale of reserves in place	(90)	—	(1,033)	(1,573)
Production	(592)	(4,450)	(19,611)	(27,613)
Proved reserves as of December 31, 2017	1,848	19,421	125,438	155,947
Revisions of previous estimates	130	(1,469)	2,737	2,044
Extensions, discoveries and other additions	41	2,929	7,947	11,121
Sale of reserves in place	(507)	(486)	(13,945)	(17,472)
Production	(326)	(3,373)	(16,013)	(21,335)
Proved reserves as of December 31, 2018	1,186	17,022	106,164	130,305

Proved developed reserves

As of December 31, 2016	1,212	13,073	47,349	67,694

As of December 31, 2017	1,078	12,564	57,409	76,441

As of December 31, 2018	567	10,220	47,516	61,143

Proved undeveloped reserves

As of December 31, 2016	185	13,502	33,175	47,787

As of December 31, 2017	770	6,857	68,029	79,506

As of December 31, 2018	619	6,802	58,648	69,162
Year Ended December 31, 2018
During 2018, the Company’s estimated proved reserves decreased by 16%. The decrease in reserves was the result of 10.1 Bcfe removed as a result of the sale of our Gulf of Mexico assets in January 2018 and 7.3 Bcfe removed due to the selldown of certain of our PUDs in East Texas. Partially offsetting these decreases was an increase of 11.1 Bcfe of PUD reserves from third party drilling as well as the Company's leasing efforts in East Texas. Overall, the Company had a 100% drilling success rate on two wells completed during 2018.

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
Year Ended December 31, 2016
During 2016, the Company's estimated proved reserves decreased by 35% primarily due to the divestiture of the Company's remaining Oklahoma assets and significant reductions in capital spending during 2016. Extensions, discoveries and other additions of 1.5 Bcfe were primarily due to the successful completion of the Company's final Oklahoma wells. Revisions of previous estimates included the reclassification of certain PUD reserves to probable reserves as a result of the Company's assessment of the timing of development. Overall, the Company had a 100% drilling success rate during 2016 on 5 gross wells drilled.
The following tables (amounts in thousands) present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by ASC Topic 932. Future production and development costs are based on current costs with no escalations. Estimated future cash flows have been discounted to their present values based on a 10% annual discount rate.
Standardized Measure

	December 31,
	2018	2017	2016
Future cash flows	$482,766	$539,244	$299,035
Future production costs	(171,999)	(184,171)	(117,283)
Future development costs	(73,258)	(128,447)	(83,720)
Future income taxes	—	—	—
Future net cash flows	237,509	226,626	98,032
10% annual discount	(113,484)	(99,329)	(30,763)
Standardized measure of discounted future net cash flows	$124,025	$127,297	$67,269
Changes in Standardized Measure

	Year Ended December 31,
	2018	2017	2016
Standardized measure at beginning of year	$127,297	$67,269	$127,685

Sales and transfers of oil and gas produced, net of production costs	(64,148)	(70,362)	(35,993)
Changes in price, net of future production costs	18,542	53,516	(30,427)
Extensions and discoveries, net of future production and development costs	2,983	50,977	864
Changes in estimated future development costs, net of development costs incurred during this period	16,241	17,144	26,356
Revisions of quantity estimates	2,755	(7,482)	(14,889)
Accretion of discount	12,730	6,727	12,769
Purchase of reserves in place	—	549	—
Sale of reserves in place	1,614	(1,305)	(16,701)
Changes in production rates (timing) and other	6,011	10,264	(2,395)
Net increase (decrease) in standardized measure	(3,272)	60,028	(60,416)
Standardized measure at end of year	$124,025	$127,297	$67,269

The historical twelve-month, first day of the month, average prices of oil, gas and natural gas liquids used in determining standardized measure were:

	2018	2017	2016
Oil, $/Bbl	$68.71	$52.49	$40.85
Ngls, $/Mcfe	4.08	3.23	2.40
Natural Gas, $/Mcf	3.13	3.03	1.82
Note 17 - Summarized Quarterly Financial Information - Unaudited

Summarized quarterly financial information is as follows (amounts in thousands except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2018
Revenues	$24,917	$21,507	$20,886	$19,789
Income (loss) from operations	(821)	(1,326)	(3,657)	701
Loss available to common stockholders	(2,212)	(2,611)	(4,979)	$(4,117)
Loss per share:
Basic	$(0.09)	$(0.10)	$(0.19)	$(0.16)
Diluted	$(0.09)	$(0.10)	$(0.19)	$(0.16)

2017
Revenues	$20,772	$24,251	$28,184	$35,080
Income (loss) from operations	(3,633)	(2,289)	(1,885)	221
Loss available to common stockholders	(4,918)	(3,385)	(3,085)	(389)
Loss per share:
Basic	$(0.23)	$(0.16)	$(0.15)	$(0.02)
Diluted	$(0.23)	$(0.16)	$(0.15)	$(0.02)