Form 10-Q
period 2019-03-31
PETROQUEST ENERGY INC
filed 2019-05-15
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
337-232-7028
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
As of May 8, 2019, the Successor registrant had outstanding 9,371,120 shares of Class A common stock, par value $0.01 per share, outstanding; one share of Class B Common Stock, par value $0.01 per share; and one share of Class C Common Stock, par value $0.01 per share.

PETROQUEST ENERGY, INC.

Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets of PetroQuest Energy, Inc. as of March 31, 2019 and December 31, 2018	3

Consolidated Statements of Operations of PetroQuest Energy, Inc. for the Period February 9 to March 31, 2019, the Period January 1 to February 8, 2019 and the Three Months Ended March 31, 2018	5

Consolidated Statements of Comprehensive Income (Loss) of PetroQuest Energy, Inc. for the Period February 9 to March 31, 2019, the Period January 1 to February 8, 2019 and the Three Months Ended March 31, 2018.	6

Consolidated Statements of Stockholders' Equity of PetroQuest Energy, Inc. for the Period February 9 to March 31, 2019, the Period January 1 to February 8, 2019 and the Three Months Ended March 31, 2018.	7

Consolidated Statements of Cash Flows of PetroQuest Energy, Inc. for the Period February 9 to March 31, 2019, the Period January 1 to February 8, 2019 and the Three Months Ended March 31, 2018.	8

Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

Part II. Other Information

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults upon Senior Securities	43

Item 4. Mine Safety Disclosures	43

Item 5. Other Information	43

Item 6. Exhibits	44

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q are forward looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected.
Among those risks, trends and uncertainties are:

•	risks and uncertainties associated with our previous Chapter 11 proceedings;

•	the likelihood that our Chapter 11 proceedings may have disrupted our business;

•	the possibility that the assumptions and analyses used to develop our Chapter 11 plan of reorganization may prove to have been incorrect;

•	the likelihood that our historical financial information may no longer be indicative of our future financial performance;

•	the possibility that our new board of directors (the “Board”) may have a different strategy and plan for the Company's future;

•	our ability to attract and retain key personnel may be affected by our emergence from bankruptcy;

•	the volatility of oil and natural gas prices;

•	our indebtedness and the amount of cash required to service our indebtedness;

•	our ability to obtain adequate financing when the need arises to execute our long-term strategy and to fund our planned capital expenditures;

•
limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by the Term Loan Agreement dated as of February 8, 2019, by and among PQE (as defined below), as borrower, the Company, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (the “Exit Facility”) and restrictive debt covenants;

•	the effects of a financial downturn or negative credit market conditions on our liquidity, business and financial condition;

•	our responsibility for offshore decommissioning liabilities for offshore interests we no longer own;

•	our ability to find, develop, produce and acquire additional oil and natural gas reserves that are economically recoverable;

•	the risk of severe weather, including hurricanes and tropical storms, as well as flooding, coastal erosion and sea level rise;

•	our ability to successfully develop our inventory of undeveloped acreage;

•
the possibility of a substantial lease renewal cost or the loss of our leases and prospective drilling opportunities that could result from a failure to drill sufficient wells to hold our undeveloped acreage;

•	Securities and Exchange Commission (the "SEC") rules that could limit our ability to book proved undeveloped reserves in the future;

•	the likelihood that our actual production, revenues and expenditures related to our reserves will differ from our estimates of proved reserves;

•	our ability to identify, execute or efficiently integrate future acquisitions;

•	losses and liabilities from uninsured or underinsured drilling and operating activities;

•	ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices;

•	our ability to market our oil and natural gas production;

•	changes in laws and governmental regulations and increases in insurance costs or decreases in insurance availability directed toward our business;

•	regulatory initiatives relating to oil and natural gas development, hydraulic fracturing, and derivatives;

•	proposed changes to U.S. tax laws;

•	competition from larger oil and natural gas companies;

•	the operating hazards attendant to the oil and gas business;

•	governmental regulation relating to environmental compliance costs and environmental liabilities;

•	the impact of potential cybersecurity threats;

•	the loss of our information and computer systems;

•	the impact of terrorist activities on global economies;

•	the possibility that the interests of our significant stockholders could be in conflict with the interest of our other stockholders;

•	no meaningful trading market for our Class A common stock, par value $0.01 per share (the “Class A Common Stock”) and the volatility of the market price for our Class A Common Stock;

•	the restrictions in our certificate of incorporation and bylaws which could delay or prevent a change of control of our company; and

•	the restrictions on our ability to pay dividends with respect to any series of common stock.
Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot assure you that the expectations reflected in our forward looking statements will prove to have been correct.
When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Form 10-Q.
You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of any of the events described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Form 10-Q and under “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the Year Ended December 31, 2018 (the “Form 10-K”) could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our Class A Common Stock could decline, and you could lose all or part of your investment.
We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-Q after the date of this Form 10-Q.
As used in this Form 10-Q, the words “we,” “our,” “us,” and the “Company” refer to PetroQuest Energy, Inc. and its subsidiaries, except as otherwise specified. Furthermore, we may refer to the Company prior to the Effective Date as the “Predecessor,” and on and after the Effective Date as the “Successor.”

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	Successor	Predecessor
	March 31, 2019	December 31, 2018
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$27,068	$34,502
Restricted cash	1,686	389
Revenue receivable	3,856	6,364
Joint interest billing receivable	4,292	4,716
Deposit for surety bonds	75	3,550
Other current assets	2,047	3,261
Total current assets	39,024	52,782
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	57,360	1,361,374
Unevaluated oil and gas properties	120,601	23,492
Accumulated depreciation, depletion and amortization	(2,276)	(1,301,592)
Oil and gas properties, net	175,685	83,274
Other property and equipment	248	9,282
Accumulated depreciation of other property and equipment	(6)	(9,056)
Total property and equipment	175,927	83,500
Other assets	371	1,005
Right of use asset	2,001	—
Total assets	$217,323	$137,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$14,667	$11,699
Advances from co-owners	3,747	2,020
Oil and gas revenue payable	5,492	7,765
Accrued interest	319	639
Asset retirement obligation	723	183
Other accrued liabilities	1,152	1,259
Right of use liability-short-term	894	—
Total current liabilities	26,994	23,565
Multi-draw Term Loan	45,434	49,738
10% Senior Secured PIK Notes due 2024	66,340	—
Asset retirement obligation	2,521	2,297
Deferred income taxes	241	—
Right of use liability-long-term	990	—
Total liabilities not subject to compromise	142,520	75,600
Liabilities subject to compromise	—	323,854
Total liabilities	$142,520	$399,454

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	Successor	Predecessor
	March 31, 2019	December 31, 2018
	(unaudited)	(Note 1)
Stockholders’ equity (Predecessor):
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	$—	$1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 25,587 shares.	—	26
Paid-in capital	—	314,268
Accumulated deficit	—	(576,462)
Stockholders’ equity (Successor):
Preferred stock, $.01 par value; authorized 10,000 shares	—	—
Common stock, $.01 par value; authorized 65,000 shares, issued and outstanding 9,371 shares	94	—
Paid-in capital	73,972	—
Retained earnings	737	—
Total stockholders’ equity	74,803	(262,167)
Total liabilities and stockholders’ equity	$217,323	$137,287

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share data)

	Successor	Predecessor
	February 9, 2019 through March 31, 2019	January 1, 2019 through February 8, 2019	For the Three Months Ended March 31, 2018

Revenues:
Oil and gas sales	$8,482	$6,657	$24,917
Expenses:
Lease operating expenses	2,178	2,158	7,040
Production taxes	443	298	1,227
Depreciation, depletion and amortization	2,282	1,796	6,505
General and administrative	1,689	2,468	3,300
Restructuring expense	668	—	—
Accretion of asset retirement obligation	23	17	198
Interest expense	331	307	7,481
Lease costs	182	156	—
	7,796	7,200	25,751
Other income:
Other income (expense)	51	(290)	13

Income/(loss) from operations	737	(833)	(821)
Reorganization items, net	—	262,801	—
Income tax expense	—	(241)	(106)
Net income (loss)	737	261,727	(927)
Preferred stock dividend	—	—	1,285
Income (loss) available to common stockholders	$737	$261,727	$(2,212)

Net income (loss) per common share:
Basic	$0.07	$9.50	$(0.09)
Diluted	$0.07	$8.92	$(0.09)
Weighted average number of common shares:
Basic	9,371	25,587	25,540
Diluted	9,935	27,289	25,540
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(Amounts in thousands)

	Successor	Predecessor
	February 9, 2019 through March 31, 2019	January 1, 2019 through February 8, 2019	For the Three Months Ended March 31, 2018

Net income (loss)	$737	$261,727	$(927)
Change in fair value of derivative instruments, accounted for as hedges, net of income tax benefit of $0, $0 and $106, respectively	—	—	(996)
Comprehensive income (loss)	$737	$261,727	$(1,923)

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Stockholders' Equity
(unaudited)
(Amounts in thousands)

	Common Stock	Preferred Stock	Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated deficit/Retained earnings	Total Stockholders' Equity
Balance, December 31, 2017 (Predecessor)	$26	$1	$313,244	$278	$(562,484)	$(248,935)
Issuance of shares	—	—	(11)	—	—	(11)
Share-based compensation expense	—	—	361	—	—	361
Issuance of shares under employee stock purchase plan	—	—	43	—	—	43
Derivative fair value adjustment, net of tax	—	—	—	(996)	(59)	(1,055)
Preferred stock dividend	—	—	—	—	(1,285)	(1,285)
Net loss	—	—	—	—	(927)	(927)
Balance, March 31, 2018 (Predecessor)	$26	$1	$313,637	$(718)	$(564,755)	$(251,809)

Balance, December 31, 2018 (Predecessor)	$26	$1	$314,268	$—	$(576,462)	$(262,167)
Share-based compensation expense	—	—	44	—	—	44
Net income	—	—	—	—	261,727	261,727
Cancellation of Predecessor equity	(26)	(1)	(314,312)	—	314,735	396
Issuance of Successor common stock and options	92	—	72,749	—	—	72,841
Issuance of Successor common stock upon vesting of restricted stock, net of shares retired for taxes	2	—	857	—	—	859
Balance, February 8, 2019 (Predecessor)	$94	$—	$73,606	$—	$—	$73,700

Balance, February 8, 2019 (Successor)	$94	$—	$73,606	—	$—	$73,700
Share-based compensation expense	—	—	366	—	—	366
Net income	—	—	—	—	737	737
Balance, March 31, 2019 (Successor)	$94	$—	$73,972	$—	$737	$74,803

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Successor	Predecessor
	February 9, 2019 through March 31, 2019	January 1, 2019 through February 8, 2019	For the Three Months Ended March 31, 2018

Cash flows from operating activities:
Net income (loss)	$737	$261,727	$(927)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax expense	—	241	106
Depreciation, depletion and amortization	2,282	1,796	6,505
Accretion of asset retirement obligation	23	17	198
Share-based compensation expense	366	44	340
Amortization costs and other	253	555	211
Non-cash interest expense on PIK Notes	1,111	—	2,961
Payments to settle asset retirement obligations	(19)	(11)	(3)
Non-cash reorganization items, net	—	(267,585)	—
Changes in working capital accounts:
Revenue receivable	9,848	(7,340)	7,493
Joint interest billing receivable	2,616	(2,192)	3,016
Accounts payable and accrued liabilities	(15,872)	8,363	(11,583)
Advances from co-owners	384	1,343	(549)
Refund of (Deposit for) surety bonds	3,475	—	(2,800)
Other	(1,123)	2,336	112
Net cash provided by (used in) operating activities	4,081	(706)	5,080
Cash flows used in investing activities:
Investment in oil and gas properties	(4,075)	(5,290)	(5,810)
Investment in other property and equipment	—	(36)	(98)
Sale of oil and gas properties	—	—	(2,405)
Sale of unevaluated oil and gas properties	—	—	1,750
Net cash used in investing activities	(4,075)	(5,326)	(6,563)
Cash flows provided by financing activities:
Net proceeds from share based compensation	—	—	43
Deferred financing costs	—	(111)	(26)
Costs incurred to redeem 2021 Notes	—	—	(11)
Net cash provided by financing activities	—	(111)	6
Net increase (decrease) in cash and cash equivalents	6	(6,143)	(1,477)
Cash, restricted cash and cash equivalents, beginning of period	28,748	34,891	15,655
Cash, restricted cash and cash equivalents, end of period	$28,754	$28,748	$14,178
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$—	$929	$1,368
Reorganization items, net	$5	$4,784	$—
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
PetroQuest Energy, Inc., a Delaware corporation, is an independent oil and gas company headquartered in Lafayette, Louisiana with an exploration office in The Woodlands, Texas. It is engaged in the exploration, development, acquisition and operation of oil and gas properties in Texas and Louisiana. To facilitate our financial statement presentations, we refer to the post-emergence reorganized company in these consolidated financial statements and footnotes as the “Successor” for periods subsequent to February 8, 2019, and to the pre-emergence company as “Predecessor” for periods prior to and including February 8, 2019, the Effective Date of the Plan (as defined below). As discussed in “Note 2-Emergence from Chapter 11 Reorganization” the Company and its wholly owned direct and indirect subsidiaries filed voluntary petitions for bankruptcy relief on November 6, 2018 and subsequently operated as debtors in possession, in accordance with the applicable provisions of the Bankruptcy Code, until emergence on February 8, 2019.
The consolidated financial information for the period February 9, 2019 through March 31, 2019 (Successor), for the period January 1, 2019 through February 8, 2019 (Predecessor) and for the three month period ended March 31, 2018 (Predecessor), have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2019 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Form 10-K. Certain prior period amounts have been reclassified to conform to current year presentation.
Principles of Consolidation
The consolidated financial statements of the Predecessor include the accounts of Company and its subsidiaries, PetroQuest Energy, L.L.C ("PQE"), PetroQuest Oil & Gas, L.L.C, and its former subsidiaries, Pittrans, Inc. and TDC Energy LLC through and including the Effective Date. The Successor's consolidated financial statements include the accounts of the PetroQuest, PQE and PetroQuest Oil & Gas, L.L.C. All intercompany accounts and transactions have been eliminated as part of the normal course of business.
Bankruptcy Accounting and Financial Reporting
The consolidated financial statements have been prepared in accordance with Accounting Standards Codification ("ASC") 852, Reorganizations ("ASC 852"), for the period subsequent to the bankruptcy filing. ASC 852 requires that the consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that were realized or incurred in the Chapter 11 Cases (as defined below) were recorded as reorganization items, net in the consolidated statement of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process were classified on the consolidated balance sheet as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court (as defined below), even if they may be settled for lesser amounts.
Upon the Effective Date of the Plan, February 8, 2019, we applied fresh start accounting. See "Note 3-Fresh Start Accounting". As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and as such, the consolidated financial statements on or after February 9, 2019, are not comparable with the consolidated financial statements prior to that date. A blackline presentation has been used to delineate the lack of comparability between predecessor and successor balances. See Note 3 for additional information on the selection of the Effective Date of fresh start accounting and for further discussion.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the filing date of these consolidated financial statements.
Recently Issued Accounting Standards
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging," to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its consolidated financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current US GAAP. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier application permitted. The Company has adopted this new standard. As there are no outstanding derivatives, there is no effect on its consolidated financial statements.
Note 2—Emergence from Chapter 11 Reorganization
On November 6, 2018 (the “Petition Date”), the Company, PQE and their direct and indirect wholly owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions (collectively, the “Petition,” and the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).
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

•
Appointed four new members to the Successor’s Board to replace all of the directors of the Predecessor, other than the director also serving as Chief Executive Officer, who was re-appointed pursuant to the Plan;

•
Canceled all of the Predecessor’s common stock and 6.875% Series B Cumulative Convertible Perpetual Preferred Stock with the former holders thereof not receiving any consideration in respect of such stock;

•
Authorized 64,999,998 shares of the Successor's Class A Common Stock; one share of the Successor's Class B Common Stock, par value $0.01 per share (the "Class B Common Stock"); one share of the Successor's Class C Common Stock, par value $0.01 per share (the "Class C Common Stock") and 10,000,000 shares of the Successor's preferred stock;

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

•
Issued to the Class B Holder (as defined in the Successor’s amended and restated certificate of incorporation) one share of the Class B Common Stock, par value $0.01 per share, which confers certain rights to elect directors and certain drag-along rights;

•
Issued to the Class C Holder (as defined in the Successor’s amended and restated certificate of incorporation) one share of the Class C Common Stock, par value $0.01 per share, which confers certain rights to elect directors and certain drag-along rights;

•	Entered into a new $50 million senior secured term loan agreement (the “Exit Facility”) upon the repayment and termination of the Predecessor’s Multidraw Term Loan Agreement;

•	Entered into a registration rights agreement (the “Registration Rights Agreement”) with certain holders of the Successor’s Class A Common Stock and 2024 PIK Notes;

•
Adopted a new management incentive plan (the “2019 Long Term Incentive Plan”) for officers, directors and employees of the Successor and its subsidiary, pursuant to which 1,344,000 shares of the Successor’s Class A Common Stock were reserved for issuance. Upon emergence, 827,638 restricted stock units and 263,599 options were granted to officers and directors; and

•	the General Unsecured Creditor's (the "GUC") pool was funded in the amount of $1.2 million.
The foregoing is a summary of the substantive provisions of the Plan and related transactions and is not intended to be a complete description of, or a substitute for a full and complete reading of, the Plan and the other documents referred to above.

Effect of Filing on Creditors
Subject to certain exceptions, under the Bankruptcy Code, the filing of the Petition automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ prepetition liabilities were subject to settlement under the Bankruptcy Code. Although the filing of the Petition triggered defaults on the Debtors’ debt obligations, creditors were stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.
Rejection of Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors were entitled to assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and satisfaction of certain other conditions. Generally, the rejection of an executory contract or unexpired lease was treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieved the Debtors of performing their future obligations under such executory contract or unexpired lease but entitled the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with any of the Debtors in this Quarterly Report on Form 10-Q, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the applicable Debtor, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto. During the bankruptcy process the Company's rejection damages were approximately $0.1 million.
Reorganization Items, net
Reorganization Items, net incurred as a result of the Chapter 11 Cases are presented separately in the accompanying unaudited consolidated statement of operations for the Predecessor period January 1, 2019 through February 8, 2019 as follows (in thousands):

Gain on settlement of liabilities subject to compromise	$168,952
Fresh start adjustments	102,830
Reorganization professional fees and other expenses	(5,398)
Write-off of deferred financing costs	(370)
Other reorganization items, net	(3,213)
Total reorganization items, net	$262,801

Note 3—Fresh Start Accounting
Upon emergence from bankruptcy, the Company qualified for and adopted fresh start accounting in accordance with the provisions of ASC 852 as (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. See "Note 2- Emergence from Chapter 11 Reorganization" for the terms of the Plan. The Company applied fresh start accounting as of February 8, 2019. Fresh start accounting required the Company to present its assets, liabilities and equity as if it were a new entity upon emergence from bankruptcy, with no beginning retained earnings or deficit as of the fresh start reporting date. As described in "Note 1-Basis of Presentation", the new entity is referred to as Successor, and includes the financial position and results of operations of the reorganized Company subsequent to February 8, 2019. References to Predecessor relate to the financial position and results of operations of the Company prior to, and including, February 8, 2019.
Reorganization Value
Under fresh start accounting, reorganization value represents the fair value of the Successor's total assets and is intended to approximate the amount a willing buyer would pay for the assets immediately after restructuring. Upon application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, "Business Combinations" ("ASC 805").
The Company’s reorganization value is derived from an estimate of enterprise value. Enterprise value represents the estimated fair value of an entity’s long-term debt and stockholders’ equity. The Bankruptcy Court approved the Plan, which included as support the Company's estimate that the enterprise value of the core assets (as defined in the Plan) of the Successor was in the range of $104 million to $187 million without cash at emergence. The sum of the estimated range of enterprise value plus the amount of estimated cash at emergence was in the range of $117 million to $200 million. This valuation analysis was prepared using reserve information, development schedules, other financial information and financial projections and applying standard valuation techniques, including net asset value analysis, precedent transactions analyses and public comparable company analyses. Based on the estimates and assumptions used in determining the enterprise value, the Company ultimately estimated the enterprise value of the Successor's core assets to be approximately $155.2 million.
Valuation of Assets
The Company’s principal assets are its oil and gas properties, which the Company accounts for under the full cost accounting method. With the assistance of valuation experts, the Company determined the fair value of its oil and gas properties based on the discounted cash flows expected to be generated from these assets. The computations were based on market conditions and reserves in place as of the bankruptcy emergence date.
The fair value analysis performed by independent third party valuation experts was based on the Company’s estimates of reserves as developed internally by the Company’s reserve engineers. For purposes of estimating the fair value of the Company's proved and probable reserves, an income approach was used which estimated fair value based on the anticipated cash flows associated with the Company's reserves, risked by reserve category and discounted using a weighted average cost of capital of 13.0%. The discount factor was derived from a weighted average cost of capital computation which utilized a blended expected cost of debt and expected returns on equity for similar market participants.
Future revenues were based upon forward strip oil and natural gas prices as of the emergence date, adjusted for differentials realized by the Company, and held flat after 2023. Development and operating costs were based on the Company's recent cost trends. The discounted cash flow models also included estimates not typically included in proved reserves such as depletion, depreciation and income tax expenses. The proved reserve locations were limited to wells expected to be drilled in the Company's five year development plan.
As a result of this analysis, the Company concluded the fair value of its proved reserves was $52.1 million and the fair value of its unproven reserves was $99 million as of the Effective Date. The Company also reviewed its undeveloped leasehold acreage. An analysis of comparable market transactions indicated a fair value of undeveloped acreage totaling approximately $19.7 million. These amounts are reflected in item 2 in "Fresh Start Adjustments" below. The fair value of the Company's asset retirement obligations was estimated at $2.5 million and was based on estimated plugging and abandonment costs as of the Effective Date, adjusted for inflation and discounted at the Successor's credit-adjusted risk free rate of 10%.
See further discussion in "Fresh Start Adjustments" below for details on the specific assumptions used in the valuation of the Company’s various other assets.
The following table reconciles the enterprise value per the Plan to the estimated fair value (for fresh start accounting purposes) of the Successor's common stock as of the Effective Date (in thousands):

February 8, 2019
Enterprise value	$155,246
Plus: Cash	23,073
Plus: Restricted cash	5,675
Less: Fair value of 10% PIK Notes due 2024	(65,025)
Less: Fair value of Term Loan Exit Facility	(45,269)
Fair value of Successor common stock	$73,700
Shares issued upon emergence	9,371
Per share value	$7.86

The following table reconciles the enterprise value to the reorganization value as of the Effective Date (in thousands):

February 8, 2019
Enterprise value	$155,246
Plus: Cash	23,073
Plus: Restricted cash	5,675
Plus: Current liabilities	39,758
Plus: Asset retirement obligations (long-term)	2,303
Plus: Other long-term liabilities	2,845
Reorganization value of Successor assets	$228,900
Reorganization value and enterprise value were estimated using numerous projections and assumptions that are inherently subject to significant uncertainties and resolution of contingencies that are beyond our control. Accordingly, the estimates set forth herein are not necessarily indicative of actual outcomes, and there can be no assurance that the estimates, projections or assumptions will be realized.
Consolidated Balance Sheet
The adjustments set forth in the following consolidated balance sheet reflect the effects of the transactions contemplated by the Plan and carried out by the Company (reflected in the column "Reorganization Adjustments") as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column "Fresh Start Adjustments"). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions or inputs.
The following table reflects the reorganization and application of ASC 852 on our consolidated balance sheet as of February 8, 2019 (in thousands):

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
Assets
Current assets:
Cash and cash equivalents	$31,881	$(8,808)	(1)	$—		$23,073
Restricted cash	389	5,286	(2)	—		5,675
Revenue receivable	13,704	—		—		13,704
Joint interest billing receivable	6,908	—		—		6,908
Deposit for surety bonds	3,550	—		—		3,550
Other current assets	924	—		—		924
Total current assets	57,356	(3,522)		—		53,834
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,366,884	—		(1,314,814)	(12)	52,070
Unevaluated oil and gas properties	24,033	—		94,660	(12)	118,693
Accumulated depreciation, depletion, and amortization	(1,303,376)	—		1,303,376	(12)	—
Oil and gas properties, net	87,541	—		83,222		170,763
Other property and equipment	9,318	—		(9,068)	(13)	250
Accumulated depreciation of other property and equipment	(9,068)	—		9,068	(13)	—
Total property and equipment	87,791	—		83,222		171,013
Other assets	4,151	—		(98)	(14)	4,053
Total Assets	$149,298	$(3,522)		$83,124		$228,900

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to vendors	$14,813	$2,575	(4)	$—		$17,388
Advances from co-owners	3,363	—		—		3,363
Oil and gas revenue payable	16,059	—		—		16,059
Accrued interest	1,181	(1,181)	(5)	—		—
Asset retirement obligation	183	—		—		183
Right of use liability-short-term	1,080	—		—		1,080
Other accrued liabilities	1,224	461	(6)	—		1,685
Total current liabilities	37,903	1,855		—		39,758
Multi-draw Term Loan	49,754	246	(3)	(4,731)	(15)	45,269
10% Senior Secured PIK Notes due 2024	—	80,000	(7)	(14,975)	(16)	65,025
Asset retirement obligation	2,303	—		—		2,303
Right of use liability-long-term	2,604	—		—		2,604
Deferred tax liability	—	—		241	(17)	241
Total liabilities not subject to compromise	92,564	82,101		(19,465)		155,200

Liabilities subject to compromise	321,495	(321,495)	(8)	—		—

Stockholder's equity:
Preferred stock (Predecessor)	1	(1)	(9)	—		—
Common stock (Predecessor)	26	(26)	(9)	—		—
Paid-in capital (Predecessor)	314,312	(314,312)	(9)	—		—
Common stock (Successor)	—	94	(10)	—		94
Paid-in capital (Successor)	—	73,606	(10)	—		73,606
Accumulated deficit	(579,100)	476,511	(11)	102,589	(18)	—
Total stockholder's equity	(264,761)	235,872		102,589		73,700
	$149,298	$(3,522)		$83,124		$228,900
Reorganization Adjustments (in thousands, except per share values)

1.	Reflects the cash payments made as of the Effective Date from implementation of the Plan:

Uses:
Payment of accrued interest on the Multidraw Term Loan	$(1,181)
Payment of financing costs related to the Term Loan Exit Facility	(124)
Funding of the general unsecured claims administrative escrow account	(1,200)
Cash transferred to restricted cash for professional fee escrow	(5,157)
Cash transferred to restricted cash for consenting creditors fees	(129)
Payment of professional fees at emergence	(1,017)
Total:	$(8,808)

2.	Reflects the cash reclassified to Restricted Cash as of the Effective Date from implementation of the Plan:

Reclassifications to Restricted Cash:
Funding of the professional fee escrow account	$5,157
Funding of the consenting creditors escrow account	129
Total:	$5,286

3.
Reflects the payment of financing costs related to the Term Loan Exit Facility and the write off of deferred financing costs related to the MultiDraw Term Loan Agreement and the Term Loan Exit Facility.

4.	Represents the $3.6 million of accrued expenses related to the success fee recognized at emergence and the payment of $1.0 million of professional fees at emergence.

5.	Represents the $1.2 million of accrued interest paid at emergence related to the Multidraw Term Loan Agreement.

6.	Represents the accrual of the tax liability associated with the forfeiture of RSUs issued at emergence.

7.	Represents the issuance of the $80 million PIK Notes due 2024 at face value.

8.	Liabilities subject to compromise were settled as follows in accordance with the Plan:

10% Senior Secured Notes due 2021	$9,427
10% Senior Secured PIK Notes due 2021	275,046
Accrued interest on Senior Secured Notes due 2021 and PIK Notes due 2021	20,624
General Unsecured Claims & Convenience Claims	1,749
Preferred stock accrued dividends	14,649
Total liabilities subject to compromise	$321,495

Issuance of the equity to the holders of the Senior Secured Notes due 2021 and PIK Notes due 2021	(71,343)
Issuance of Successor 10% PIK Notes	(80,000)
GUC Administration Funding	(1,200)
Gain on settlement of liabilities subject to compromise	$168,952

9.	Reflects the cancellation of the Predecessor's preferred stock, common stock and additional paid-in capital to retained earnings.

10.
Reflects the issuance of equity of the Successor. In accordance with the Plan, the Successor issued 8.9 million shares of new Class A Common Stock to the holder of Second Lien 10% Senior Secured Notes due 2021 and Second Lien 10% Senior Secured PIK Notes due 2021 as part of the settlement of certain liabilities subject to compromise. In addition, 300,000 shares of new Class A Common Stock were issued to consenting creditors, as well as 263,599 shares of new Class A Common Stock issued to holders of stock awards which vested at emergence. For those shares issued to the holders of stock awards, 92,479 were surrendered for tax purposes; therefore, a net 171,120 shares were considered outstanding at emergence. Each share of Class A Common Stock has a par value of $0.01. Additionally, the Successor issued one share of Class B Common Stock and one share of Class C Common Stock on the Effective Date in accordance with the Plan.

Common stock, par value $0.01	$94
Issuance of the equity to the holders of the Senior Secured Notes due 2021 and PIK Notes due 2021	71,249
Issuance of the equity related to the emergence vesting of RSUs	1,318
Issuance of the equity to the consenting creditors	1,500
Total equity issued at emergence	74,161
Value of shares relinquished to satisfy taxes on the RSUs vested at emergence	(461)
Net equity issued at emergence	$73,700

11.	Reflects the cumulative net impact of the effects on Accumulated deficit as follows:

Gain on settlement of liabilities subject to compromise	$168,952
Issuance of the equity to the consenting creditors	(1,500)
Issuance of the equity related to the emergence vesting of RSUs	(1,318)
Success fees recognized at emergence	(3,592)
Accelerated vesting of Predecessor stock compensation	(396)
Write-off deferred financing costs	(370)
Net impact to Reorganization items, net	161,776
Cancellation of Predecessor equity, including vesting	314,735
Net Impact to Accumulated deficit	$476,511
Fresh Start Adjustments

12.
Fair value adjustments to proved oil and a gas properties, associated inventory, unproved acreage, as well as the respective reset of depletion, depreciation, and amortization balances. See above for a detailed discussion of the fair value methodology.

13.
Adjustments to record the fair value of the well equipment, leasehold improvements, computer software, computers, as well as the reset of accumulated depreciation. The Company concluded that the net book value of the assets represented the fair value at emergence.

14.	Represents the write-down of the Indianola investment to fair value based on a five year cash flow analysis.

15.
Upon emergence, the Multidraw Term Loan Agreement was extinguished in the amount of $50 million and the Company entered into the Exit Facility in the amount of $50 million. This adjustment represents the fair value adjustment associated with the Exit Facility. Fair value was estimated via a discounted cash flow analysis by discounting scheduled debt service payments at a credit spread of 10.1%. The credit spread was determined by performing a synthetic credit rating analysis, considering yields on similarly-rated, energy corporate issues, and adjusting based on recovery rates for first lien debt.

16.
Represents the fair value adjustments to the 2024 PIK Notes. Fair value was estimated via a discounted cash flow analysis by discounting scheduled debt service payments at a credit spread of 11.9%. The credit spread was determined by performing a synthetic credit rating analysis, considering yields on similarly-rated, energy corporate issues, and adjusting based on recovery rates for second lien debt.

17.	Represents the net decrease in tax assets and tax liabilities associated with adjustments for fresh start accounting.

18.	Reflects the cumulative impact of the fresh start adjustments discussed above:

Proved oil and gas properties fair value adjustment	$(11,438)
Unproved oil and gas properties fair value adjustment	94,660
Other asset fair value adjustment	(98)
Exit Facility fair value adjustment	4,731
2024 PIK Notes fair value adjustment	14,975
Net gain on fresh start adjustments	102,830
Tax impact on fresh start accounting adjustments	(241)
Net impact to Accumulated deficit	$102,589
The net gain on fresh start adjustments has been included in Reorganization items, net in the Consolidated Statement of Operations. See "Note 2-Emergence from Chapter 11 Reorganization" for additional details of reorganization items, net.
Note 4—Acquisitions and Divestitures
Divestitures (Predecessor):
On January 31, 2018, the Company sold its Gulf of Mexico properties. The Company received no consideration from the sale of these properties and was required to contribute approximately $3.8 million towards the future abandonment costs for the properties. As a result of the sale, the Company extinguished approximately $28.2 million of its discounted asset retirement obligations. In connection with the sale, the Company received a cash refund of $12.4 million related to a depositary account that served to collateralize a portion of the Company's offshore bonds related to these properties. After finalizing purchase price adjustments, during October 2018 the Company settled the remaining liabilities related to this sale for $4.2 million. This sale was accounted for as an adjustment to the capitalized costs of oil and gas properties.
Note 5—Equity
Predecessor Stockholder's Equity
As discussed in “Note 2-Emergence from Chapter 11 Reorganization,” on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, all of the Predecessor’s common stock and 6.875% Series B Cumulative Convertible Perpetual Preferred Stock were canceled with the former holders thereof not receiving any consideration in respect thereof. Accordingly, the following discussion relates solely to the Predecessor’s common stock and 6.875% Series B Cumulative Convertible Perpetual Preferred Stock prior to such cancellation.
Convertible Preferred Stock
The Company had 1,495,000 shares of 6.875% Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) outstanding as of February 8, 2019, all of which were canceled on the Effective Date pursuant to the Plan, including the $14.6 million of accumulated and unpaid dividends.
Successor Stockholder's Equity
On the Effective Date, pursuant to the terms of the Plan, the Successor issued 8,900,000 shares of Class A Common Stock pro rata to the holders of the Old Notes. In addition, pursuant to the terms of the Plan, the Successor issued 300,000 shares of Class A Common Stock to certain holders of the Old Notes for their commitment to backstop the Exit Facility. See "Note 8-Long-Term Debt". Additionally, on the Effective Date, the Company:

•
Issued to the Class B Holder (as defined in the Successor’s amended and restated certificate of incorporation) one share of Class B Common Stock, which confers certain rights to elect directors and certain drag-along rights;

•
Issued to the Class C Holder (as defined in the Successor’s amended and restated certificate of incorporation) one share of Class C Common Stock, which confers certain rights to elect directors and certain drag-along rights;

•
Adopted the 2019 Long Term Incentive Plan for officers, directors and employees of the Successor and its subsidiaries, pursuant to which 1,344,000 shares of the Successor’s Class A Common Stock were reserved for issuance; and

•	authorized 10 million shares of the Successor's preferred stock.

On the Effective Date, in accordance with the Plan and the Confirmation Order, the Company entered into the Registration Rights Agreement with certain former holders of Old Notes who received Class A Common Stock and the 2024 PIK Notes distributed on the Effective Date.

Note 6—Earnings Per Share
On February 8, 2019, upon emergence from Chapter 11 bankruptcy, the Predecessor equity was canceled and new equity was issued. See "Note 2-Emergence from Chapter 11 Reorganization"and "Note 5-Equity" for further details.
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Successor Period of February 9, 2019 through March 31, 2019	Income (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net income available to common stockholders	$737	9,371
Attributable to participating securities	(42)
Net income available to common stockholders	$695	9,371	$0.07

Net income available to common stockholders	$737	9,371
Effect of dilutive securities:
Restricted shares	—	564
Attributable to participating securities	—	—
DILUTED EPS	$737	9,935	$0.07

For the Predecessor Period of January 1, 2019 through February 8, 2019	Income (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net income available to common stockholders	$261,727	25,587
Gain on retirement of Preferred Shares	$(14,650)
Attributable to participating securities	(3,944)
Net income available to common stockholders	$243,133	25,587	$9.50

Net income available to common stockholders	$261,727	25,587
Gain on retirement of Preferred Shares	$(14,650)
Effect of dilutive securities:
Preferred shares	—	1,287
Restricted shares	(3,944)	415
Attributable to participating securities	186	—
DILUTED EPS	$243,319	27,289	$8.92

For the Three Months Ended March 31, 2018	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(2,212)	25,540	$(0.09)
Restricted shares	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(2,212)	25,540	$(0.09)

Predecessor
An aggregate of 2.0 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 1.3 million shares were not included in the computation of diluted earnings per share for the three month periods ended March 31, 2018 because the inclusion would have been anti-dilutive as a result of the net loss reported for such period. Options to purchase 1.5 million shares of common stock were outstanding during the Predecessor period of January 1, 2019 through February 8, 2019 and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.

Successor

Options to purchase 0.3 million shares of common stock were outstanding during the Successor period of February 9, 2019 through March 31, 2019 and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the fair value of the common shares.
Note 7—Share-based compensation
As discussed in “Note 2-Emergence from Chapter 11 Reorganization,” on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, all of the Predecessor’s common stock (and any share-based compensation based on such common stock) was canceled with the former holders thereof not receiving any consideration in respect thereof. The Predecessor's share-based compensation plan was also terminated on the Effective Date. Accordingly, unrecognized stock compensation costs of $0.4 million related to the Predecessor's share-based compensation plan was expensed in fresh start accounting. See "Note 3-Fresh Start Accounting" for the related entries.
Upon emergence from bankruptcy, the 2019 Long Term Incentive Plan was established, authorizing a maximum of 1,344,000 shares of stock to officers, directors and employees of the Successor and its subsidiaries. Awards issued under the 2019 Long Term Incentive Plan may consist of unrestricted shares of Class A Common Stock, stock options to purchase shares of Class A Common Stock and restricted stock units to be settled in shares of Class A Common Stock, in some cases subject to the satisfaction of certain vesting criteria. The new members of the board of directors of the Successor (the "Board") were issued 195,000 Restricted Stock Units ("RSU's"). Generally, they will vest in 3 equal installments on each of the first three anniversaries of the grant date of February 8, 2019.
Messrs. Goodson, Clement and Mixon received awards under the 2019 Long Term Incentive Plan on the Effective Date and pursuant to the Plan and Confirmation Order. RSUs were awarded pursuant to the 2019 Long Term Incentive Plan as follows: 379,582 RSUs, 126,528 RSUs and 126,528 RSUs, respectively. The RSUs will be settled in shares of Class A Common Stock within a specified period following vesting. The RSUs are subject to vesting as follows:

•
Approximately 41.7% of the RSUs were fully vested upon grant. Consequently, $1.3 million was recorded as reorganization expense to the Predecessor period ended February 8, 2019 in accordance with fresh start accounting. The officers elected to pay their taxes in stock and consequently 92,479 shares of common stock were retired and are not eligible to be reissued. See "Note 3-Fresh Start Accounting" for the related entries.

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

Stock options (“Options”) were awarded to Messrs. Goodson, Clement and Mixon pursuant to the 2019 Long Term Incentive Plan as follows: 189,791 Options, 63,264 Options and 63,264 Options, respectively. One half of the Options granted to each recipient have an exercise price of $10.00 per share and the other half have an exercise price of $12.50 per share. The Options vest upon the earlier to occur of (i) a 20-trading day volume-weighted average price of a share of the Class A Common Stock at least equal to the applicable exercise price following the date of grant or (ii) a “Change in Control” (as defined in the executive officer’s termination agreement).

Note 8—Long-Term Debt
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
The 2021 PIK Notes accrued interest at a rate of 10% per annum on the principal amount and interest was payable semi-annually in arrears on February 15 and August 15 of each year. The Company was permitted, at its option, for the first three interest payment dates of the 2021 PIK Notes, to instead pay interest at (i) the annual rate of 1% in cash plus (ii) the annual rate of 9% PIK (the "PIK Interest") payable by increasing the principal amount outstanding of the 2021 PIK Notes or by issuing additional 2021 PIK Notes in certificated form. The Company exercised this PIK option in connection with the interest payments due on February 15, 2017, August 15, 2017 and February 15, 2018. Contractual interest on the 2021 PIK Notes for the period November 7, 2018 through December 31, 2018 was approximately $4.1 million and for the period January 1 through February 8, 2019 was approximately $2.9 million. Payment of this interest was stayed by the Chapter 11 Cases effective November 6, 2018.
The 2021 Notes accrued interest at a rate of 10% per annum on the principal amount and interest was payable semi-annually in arrears on February 15 and August 15 of each year. Contractual interest on the 2021 Notes for the period November 7, 2018 through December 31, 2018 was approximately $0.1 million and for the period January 1 through February 8, 2019 was approximately $0.1 million. Payment of this interest was stayed by the Chapter 11 Cases effective November 6, 2018.
The February Exchange and September Exchange were accounted for as troubled debt restructurings pursuant to guidance provided by Financial Accounting Standards Board ("FASB") ASC Topic 470-60 "Troubled Debt Restructurings by Debtors." The Company determined that the future undiscounted cash flows from the 2021 PIK Notes issued in the September Exchange through the maturity date exceeded the adjusted carrying amount of the 2017 Notes and the 2021 Notes tendered in the September Exchange. Accordingly, no gain or loss on extinguishment of debt was recognized in connection with the September Exchange. The net shortfall of the remaining carrying value of the 2017 Notes and 2021 Notes tendered as compared to the principal amount of the 2021 PIK Notes issued in the September Exchange of $0.6 million is reflected as part of the carrying value of the 2021 PIK Notes. Such shortfall was being amortized under the effective interest method over the term of the 2021 PIK Notes.
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
On October 17, 2016, the Company entered into a multidraw term loan agreement (the "Old Loan Agreement") with Franklin Custodian Funds - Franklin Income Fund, as a lender, and Wells Fargo Bank, National Association, as administrative agent (the "Agent"), replacing the prior credit agreement with JPMorgan Chase Bank, N.A. Effective August 14, 2018, the Company and certain of its subsidiaries entered into a Forbearance Agreement (the "Forbearance Agreement") with the Agent for the lenders with respect to the Old Loan Agreement. Pursuant to the Forbearance Agreement, the Agent and the lenders under the Old Loan Agreement agreed to forbear from taking any action with respect to certain specified events of default occurring under the Old Loan Agreement as a result of non-payment by the Company of interest with respect to the 2021 PIK Notes and 2021 Notes when due and payable on August 15, 2018 under the indentures governing those notes. On August 31, 2018, the Company and PQE entered into a new Multidraw Term Loan Agreement (the "Multidraw Term Loan Agreement"), which replaced the Old Loan Agreement with the lenders party thereto from time to time (the "Lenders") and the Agent. The Multidraw Term Loan Agreement provided a multi-advance term loan facility in the principal amount of up to $50.0 million. The loans drawn under the Multidraw Term Loan Agreement (collectively, the "Term Loans") were permitted to be used to repay existing debt,to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. On August 31, 2018, the Company borrowed $50.0 million under the Term Loans, and repaid $32.5 million of outstanding borrowings under the Old Loan Agreement, plus accrued interest and fees, and retained the balance of the borrowings for general corporate purposes.
Effective September 14, 2018, the Company and certain of its subsidiaries entered into a Forbearance Agreement (the "Loan Forbearance Agreement") with the Agent for the lenders with respect to the Multidraw Term Loan Agreement. Pursuant to the Loan Forbearance Agreement, the Agent and Lenders agreed to forbear from taking any action with respect to certain anticipated events of default occurring under the Multidraw Term Loan Agreement as a result of the non-payment of interest with respect to the 2021 Notes and 2021 PIK Notes when due and payable on August 15, 2018, and such non-payment continuing for a period of 30 days under the indentures governing the notes. The Loan Forbearance Agreement was effective from September 14, 2018 until the earlier of (i) 11:59 p.m. Eastern time on September 28, 2018 or (ii) the occurrence of any specified forbearance default, which includes, among other things, any event of default under the Multidraw Term Loan Agreement other than the anticipated events of default or a breach by the Company or certain of its subsidiaries of the Loan Forbearance Agreement. On September 28, 2018, October 5, 2018, October 19, 2018 and October 31, 2018, the Company and certain of its subsidiaries, the Agent and the Lenders entered into first, second, third and fourth amendments to the Loan Forbearance Agreement that extended the September 28, 2018 deadline to 11:59 p.m. Eastern time on each of October 5, 2018, October 19, 2018, October 31, 2018 and November 6, 2018, respectively. The Loan Forbearance Agreement terminated on the commencement of the Chapter 11 Cases described in "Note 2-Emergence from Chapter 11 Reorganization".
The face value of the 2021 Notes and the 2021 PIK Notes, including accrued PIK interest of $20.6 million, were classified as liabilities subject to compromise as of December 31, 2018. The Term Loans are reflected net of $0.3 million of related unamortized financing costs as of December 31, 2018. The adjustments to write off the remaining unamortized deferred financing costs related to the Multidraw Term Loan Agreement are included in reorganization items in the consolidated statement of operations for the period ended February 8, 2019.
Successor Long-Term Debt
Exit Facility
On the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, the Company entered into the Term Loan Agreement (the “Exit Facility”) with the lenders party thereto (which were lenders under the Company's Multidraw Term Loan Agreement and certain holders of the Company's Old Notes that subscribed to be a lender pursuant to the syndication process) and Wells Fargo Bank, National Association, as administrative agent. The Exit Facility provides for a $50 million term loan facility.
The proceeds of the Exit Facility were used to repay in full the loans and other obligations under the Multidraw Term Loan Agreement. The maturity date of the Exit Facility is November 8, 2023. The interest rate per annum is, at the Company's election, equal to (i) in the case of LIBOR Loans (as defined in the Exit Facility), 7.5% per annum or (ii) in the case of Base Rate Loans (as defined in the Exit Facility), 6.5% per annum. The Exit Facility is secured by a first priority lien on substantially all of the Company's assets.
The Company is subject to a restrictive covenant under the Exit Facility, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of its oil and gas properties, before any state, federal, foreign or other income taxes, attributable to total proved reserves, using strip prices then in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the aggregate outstanding principal amount of the term loans to be no less than 1.5 to 1.0 as measured on the last day of each calendar quarter. If the Company fails to maintain the ratio, it may either (i) prepay the outstanding term loans such that after giving effect to such prepayment, the financial covenant is met or (ii) be in default under the Exit Facility, in which case the term loans and all other amounts owed pursuant to the Exit Facility would become immediately due and payable.
The Exit Facility also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens and indebtedness, entering into mergers, consolidations and sales of assets, and transactions with affiliates and other customary covenants. See "Item 1A. Risk Factors-Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests" in the Company's Form 10-K for a detailed discussion of these debt covenants and their effect on the Company's business.
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
As of March 31, 2019, we are in compliance with all of the covenants under the Exit Facility.
2024 PIK Notes
On the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, the Company entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent, and issued $80 million of its new 10% Senior Secured PIK Notes due 2024 (the “2024 PIK Notes”) pursuant thereto.
Interest on the 2024 PIK Notes accrues at a rate of 10% per annum payable semi-annually in kind (“PIK Interest”) on February 15 and August 15 of each year, beginning on August 15, 2019. At the election of the Board, so long as the Company has provided notice to the holders of the 2024 PIK Notes and the Trustee of such election at least 30 days prior to any applicable interest payment date, interest on the 2024 PIK Notes for any interest period may instead be payable at the annual rate (i) solely in cash (the “Cash Interest”) or (ii) partially as Cash Interest and partially as PIK Interest. The maturity date of the 2024 Notes is February 15, 2024. The 2024 PIK Notes are secured on a second priority lien basis by the equity of PQE that also secures the Exit Facility. Pursuant to the terms of the Intercreditor Agreement (as defined below), the security interest in those assets that secure the 2024 PIK Notes and the related guarantee will be contractually subordinated to liens thereon that secure the Exit Facility and certain other permitted obligations as set forth in the Indenture. Consequently, the 2024 PIK Notes and the related guarantee will be effectively subordinated to the Exit Facility and such other permitted obligations to the extent of the value of such assets.
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
As of March 31, 2019, we are in compliance with all of the covenants under the 2024 PIK Notes.

The following table reconciles the face value of the 2024 PIK Notes and Term Loans to the carrying value included on the Company's consolidated balance sheet as of March 31, 2019 (in thousands):

	March 31, 2019
	2024 PIK Notes	Term Loans
Face Value	$80,000	$50,000
Discount of Debt	(14,771)	(4,566)
Accrued PIK Interest	1,111	—
Carrying value	$66,340	$45,434

The Indenture contains certain customary events of default, including: (1) default in the payment of any interest when it becomes due and payable, and continuance of such default for a period of 30 days, (2) default in the payment of principal at maturity, upon optional redemption, upon declaration of acceleration or otherwise or failure to purchase the 2024 PIK Notes when required pursuant to the Indenture or the 2024 PIK Notes, (3) default in the performance or breach of certain covenants in the Indenture, which default continues uncured for a period of 60 days (or (x) 30 days in the case of failure to comply with certain restrictive covenants and (y) 120 days in the case of failure to comply with reporting obligations under the Indenture) after (i) the Company receives written notice from the Trustee or (ii) the Company and the Trustee receive written notice from the holders of not less than 25% in principal amount of the 2024 PIK Notes as provided in the Indenture, (4) certain voluntary or involuntary events of bankruptcy, insolvency or winding up or liquidation of the Company or the Guarantor, (5) any judgment or decree for the payment of money in excess of $10.0 million or its foreign currency equivalent at the time such judgment or decree is entered against the Company, any subsidiary guarantor under the Indenture or any significant subsidiary under the Indenture, remains outstanding for a period of 60 consecutive days following the entry of such judgment or decree and is not discharged, waived or the execution thereof stayed and (6) the occurrence of the following: (x) except as permitted by the Note Documents (as defined in the Indenture), any Note Document establishing the liens securing the notes obligations ceases for any reason to be enforceable; provided that it will not be an event of default under the Indenture if the sole result of the failure of one or more Note Documents to be fully enforceable is that any lien purported to be granted under such Note Documents on collateral, individually or in the aggregate, having a fair market value of not more than $15.0 million, ceases to be an enforceable and perfected lien; provided further, that if such failure is susceptible to cure, no event of default shall arise with respect thereto until 45 days after any officer of the Company or any restricted subsidiary becomes aware of such failure, which failure has not been cured during such time period, (y) except as permitted by the Note Documents, any lien purported to be granted under any Note Document on collateral, individually or in the aggregate, having a fair market value in excess of $15.0 million, ceases to be an enforceable and perfected second priority lien, subject to the Intercreditor Agreement and permitted liens provided that if such failure is susceptible to cure, no event of default shall arise with respect thereto until 45 days after any officer of the Company or any restricted subsidiary under the Indenture becomes aware of such failure, which failure has not been cured during such time period and (z) the Company or any other grantor under the Indenture, or any person acting on behalf of any of them, denies or disaffirms, in writing, any obligation of the Company or any other grantor under the Indenture set forth in or arising under any Note Document establishing liens securing the notes obligations.
If a default occurs and is continuing and is actually known to a trust officer of the Trustee, the Trustee must send to each holder of the 2024 PIK Notes notice of the default within 90 days after it occurs. Except in the case of defaults in payment involving the payment of principal of or interest with respect to any 2024 PIK Note, the Trustee may withhold notice if and so long as it in good faith determines that withholding notice is not opposed to the interests of the holders of the 2024 PIK Notes.
Intercreditor Agreement
On the Effective Date, in accordance with the Plan and the Confirmation Order, Wells Fargo Bank, National Association, as intercreditor agent, Wilmington Trust, National Association, as collateral agent, the Company and PQE entered into a lien subordination and intercreditor agreement (the “Intercreditor Agreement”) to govern the relationship of holders of the 2024 PIK Notes, the lenders under the Exit Facility and holders of other priority lien obligations with respect to certain collateral and certain other matters.

Note 9—Asset Retirement Obligation

The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Successor	Predecessor
	February 9 through March 31,	January 1 through February 8,	Three Months Ended March 31,
	2019	2019	2018
Asset retirement obligation, beginning of period	$2,486	$2,480	$31,310
Liabilities incurred	—	—	7
Liabilities settled	(50)	(11)	(57)
Accretion expense	23	17	198
Revisions in estimates	785	—	(2)
Divestiture of oil and gas properties	—	—	(28,214)
Asset retirement obligation, end of period	3,244	2,486	3,242
Less: current portion of asset retirement obligation	(723)	(183)	(938)
Long-term asset retirement obligation	$2,521	$2,303	$2,304

Revisions in estimates for the period February 9, 2019 through March 31, 2019 are primarily due to the change in timing and scope of plugging and abandonment operations at one of the Company's Gulf Coast wells. The divestiture of oil and gas properties during 2018 totaling $28.2 million relates to the sale of the Company's Gulf of Mexico assets. The liabilities incurred, revisions in estimated cash flows and divestitures represent non-cash investing activities for purposes of the consolidated statement of cash flows.

Note 10—Derivative Instruments
The Company seeks to reduce its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company may designate its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At March 31, 2019, the Company had no outstanding derivative contracts.
Oil and gas sales include additions (reductions) related to the settlement of oil hedges and gas hedges of $(264,000) and $804,000, respectively, for the three months ended March 31, 2018. No such settlements occurred in the periods ended March 31, 2019 or February 8, 2019.
Derivatives designated as hedging instruments:
Effect of Cash Flow Hedges on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018:

Instrument	Amount of Gain Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain (Loss) Reclassified into Oil and Gas Sales
Commodity Derivatives - March 31, 2018	$(545)	Oil and gas sales	$540

Note 11—Fair Value Measurements
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

The fair value of the Company's cash and cash equivalents approximated book value at March 31, 2019 and December 31, 2018. The fair value of the Multidraw Term Loan Agreement was determined using Level 2 inputs and approximated face value as of December 31, 2018. The fair value of the 2021 Notes and 2021 PIK Notes was determined based upon market quotes provided by an independent broker, which represent a Level 2 input. The 2021 Notes and 2021 PIK Notes carrying values are included in liabilities subject to compromise at December 31, 2018. The fair value of the Exit Facility and the 2024 PIK Notes was estimated via a discounted cash flow analysis by discounting scheduled debt service payments at a credit spread of 10.1% and 11.9%, respectively. The credit spread was determined by performing a synthetic credit rating analysis, considering yields on similarly-rated, energy corporate issues, and adjusting based on recovery rates for first and second lien debt. This method represents a Level 3 input. The following table summarizes the fair value, carrying value and face value of the 2021 Notes and 2021 PIK Notes as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Fair Value	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value
2021 Notes	$—	$—	$—	$2,828	$9,427	$9,427
2021 PIK Notes	—	—	—	82,514	275,046	275,046
Multidraw Term Loan	—	—	—	50,000	50,000	49,738
Exit Facility	45,269	50,000	45,434	—	—	—
2024 PIK Notes	65,025	80,000	66,340	—	—	—
	$110,294	$130,000	$111,774	$135,342	$334,473	$334,211
See Note 3 - Fresh Start Accounting for a detailed discussion of the fair value approaches used by the Company. The inputs utilized in the valuation of our most significant asset, our oil and gas properties, included mostly unobservable inputs, which fall within Level 3 of the fair value hierarchy.

Note 12—Income Taxes
The Company typically provides for income taxes at a statutory rate adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs recognized, the Company has incurred a cumulative three year loss excluding the impact from the gain on the bankruptcy reorganization. Because of the impact the cumulative operating loss has on the determination of the recoverability of deferred tax assets through future earnings and the strong negative evidence associated with the bankruptcy reorganization, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $56.7 million and $118.7 million as of March 31, 2019 and December 31, 2018, respectively.
Our emergence from Chapter 11 has resulted in tax cancellation of indebtedness income, which resulted in a reduction of our net operating loss carryforward. Since our net operating loss was fully reserved under GAAP in the current period as well as the previous periods, there was not a financial statement impact as a result of the reduction of debt upon emergence. However, as part of our Fresh Start Accounting adjustments, the Company is now recording a state deferred tax liability of $0.2 million. This results in a quarterly effective tax rate of 0.2% and 0% for the predecessor period and successor periods, respectively.

Note 13—Other Comprehensive Income

The Company designates our commodity derivatives as cash flow hedges for accounting purposes upon entering into the contracts and accordingly, changes in the fair value of the derivative are recognized in stockholders' equity through other comprehensive income, net of related taxes, to the extent the hedge was considered effective. We had no outstanding derivative contracts at December 31, 2018, during the Predecessor period January 1, 2019 through February 8, 2019 or the Successor period of February 9, 2019 through March 31, 2019.

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended March 31, 2018 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2017	$278	$—	$278
Other comprehensive income before reclassifications:
Change in fair value of derivatives	(545)	—	(545)
Income tax effect	131	(131)	—
Net of tax	(414)	(131)	(545)
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(540)	—	(540)
Income tax effect	130	(41)	89
Net of tax	(410)	(41)	(451)
Net other comprehensive loss	(824)	(172)	(996)
Balance as of March 31, 2018	$(546)	$(172)	$(718)

Note 14—Revenue Recognition
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
Sales of oil, natural gas and NGL production are recognized when the product is delivered and title transfers to the purchaser and payment is generally received one to two months after the sale has occurred. The Company had $3.9 million of revenue receivable at March 31, 2019, comprised of $1.1 million of oil revenue, $2.2 million of natural gas revenue and $0.6 million of NGL revenue.
The following table includes a disaggregation of revenue by product including the effects of hedges in place (in thousands):

	For the Successor Period of February 9, 2019 through March 31, 2019	For the Predecessor Period of January 1, 2019 through February 8, 2019	For the Three Months Ended March 31, 2018
Oil production	$2,183	$1,502	$6,322
Natural gas production	5,009	4,130	14,884
Natural gas liquids production	1,289	1,025	3,711
Total	$8,482	$6,657	$24,917

Note 15—Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 was issued to increase transparency and comparability across organizations by recognizing substantially all leases on the balance sheet through the concept of right-of-use lease assets and liabilities. Under current accounting guidance, lessees do not recognize lease assets or liabilities for leases classified as operating leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, which added a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company adopted the guidance prospectively during the first quarter of 2019. As part of this adoption, the Company elected not to reassess historical lease classification, recognize short-term leases on its balance sheet, nor separate lease and non-lease components for its real estate leases. The adoption and implementation of this ASU resulted in a $3.8 million asset and a $3.8 million liability at January 1, 2019 ($2.0 million and $1.9 million in assets and liabilities, respectively, as of March 31, 2019) related to the Company's leasing activities which primarily consists of office leases. The Company's adoption of ASU 2016-02 did not impact retained earnings or other components of equity as of December 31, 2018.
Accordingly, the Company accounts for leases in accordance with ASC Topic 842. The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset.
In the normal course of business, the Company enters into various lease agreements for real estate and equipment related to its exploration, development and production activities that are currently accounted for as operating leases. Operating leases are included in right of use asset, right of use liability-short-term and right of use liability-long-term on the Company's Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date.
Key estimates and judgments include how the Company determined (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

1.
ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company's leases where it is the lessee do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

2.
The lease term for all of the Company's leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

3.
Lease payments included in the measurement of the lease asset or liability comprise the following: fixed payments (including in-substance fixed payments), variable payments that depend on index or rate, and the exercise price of a lessee option to purchase the underlying asset if the Company is reasonably certain to exercise. Amounts expected to be payable under residual value guarantee are also lease payments included in the measurement of the lease liability.

The Right-of-use ("ROU") asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.
For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company monitors for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

The Company has lease agreements which include lease and nonlease components. The Company has elected to combine lease and nonlease components for all lease contracts.
The Company has elected not to recognize ROU assets and lease liabilities for all short-term leases that have a lease term of 12 months or less. The Company recognizes the lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term.
The Company adopted ASU 2016-02 using a modified retrospective transition approach as of the Effective Date as permitted by the amendments in ASU 2018-11, which provides an alternative modified retrospective transition method. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date. Further, the Company does not expect the amendments in ASU 2018-01: Land Easement Practical Expedient to have an effect on it because the Company does not enter into land easement arrangements.

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
Reorganization and Emergence from Voluntary Chapter 11 Proceedings
As a result of the forgoing discussions and negotiations, on November 6, 2018 (the “Petition Date”), we and our wholly-owned direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions (collectively, the “Petition,” and the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).
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
On January 31, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Debtors’ First Amended Chapter 11 Plan of Reorganization, as Immaterially Modified as of January 28, 2019 (as amended, modified or supplemented from time to time, the “Plan”) under Chapter 11 of the Bankruptcy Code. On February 8, 2019 (the “Effective Date”), the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On the Effective Date, TDC Energy, LLC, Pittrans, Inc. and Sea Harvester Energy Development, L.L.C. were dissolved. The remaining Debtors (collectively, the “Reorganized Debtors”) continue in existence. In this Form 10-Q, we may refer to the Company prior to the Effective Date as the “Predecessor,” and on and after the Effective Date as the “Successor.”
On the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, the Company:

•	Adopted an amended and restated certificate of incorporation and bylaws;

•
Appointed four new members to the Successor’s Board to replace all of the directors of the Predecessor, other than the director also serving as Chief Executive Officer, who was re-appointed pursuant to the Plan;

•
Canceled all of the Predecessor’s common stock and 6.875% Series B Cumulative Convertible Perpetual Preferred Stock with the former holders thereof not receiving any consideration in respect of such stock;

•
Authorized 64,999,998 shares of the Successor's Class A Common Stock; one share of the Successor's Class B Common Stock, par value $0.01 per share (the "Class B Common Stock"); one share of the Successor's Class C Common Stock, par value $0.01 per share (the "Class C Common Stock") and 10,000,000 shares of the Successor's preferred stock;

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

•
Issued to the Class B Holder (as defined in the Successor’s amended and restated certificate of incorporation) one share of the Class B Common Stock, par value $0.01 per share, which confers certain rights to elect directors and certain drag-along rights;

•
Issued to the Class C Holder (as defined in the Successor’s amended and restated certificate of incorporation) one share of the Class C Common Stock, par value $0.01 per share, which confers certain rights to elect directors and certain drag-along rights;

•	Entered into a new $50 million senior secured term loan agreement (the “Exit Facility”) upon the repayment and termination of the Predecessor’s Multidraw Term Loan Agreement;

•	Entered into a registration rights agreement (the “Registration Rights Agreement”) with certain holders of the Successor’s Class A Common Stock and 2024 PIK Notes;

•
Adopted a new management incentive plan (the “2019 Long Term Incentive Plan”) for officers, directors and employees of the Successor and its subsidiary, pursuant to which 1,344,000 shares of the Successor’s Class A Common Stock were reserved for issuance. Upon emergence, 827,638 restricted stock units and 263,599 options were granted to officers and directors; and

•	the General Unsecured Creditor's (the "GUC") pool was funded in the amount of $1.2 million.
The foregoing is a summary of the substantive provisions of the Plan and related transactions and is not intended to be a complete description of, or a substitute for a full and complete reading of the Plan and the other documents referred to above. See "Item 1. Notes to Consolidated Financial Statement-Note 2- Emergence from Chapter 11 Reorganization" for further discussion of our bankruptcy and resulting reorganization.
Listing on the OTCQX Market
As a result of cancellation of the Predecessor's common stock on the Effective Date, the shares ceased to trade on the OTC Markets Group Inc.'s Pink marketplace. The Successor has applied to have its Class A Common Stock approved for trading on the OTCQX market.
Critical Accounting Policies
Bankruptcy Accounting and Financial Reporting
See "Item 1. Notes to Consolidated Financial Statements-Note 1-Basis of Presentation-Bankruptcy Accounting and Financial Reporting".
Fresh Start Accounting
Upon emergence from bankruptcy, the Company qualified for and adopted fresh start accounting in accordance with the provisions of ASC 852, Reorganizations as (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor and (ii) the reorganization value of the Company's assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. The Company applied fresh start accounting as of February 9, 2019. Fresh start accounting required the Company to present its assets, liabilities and equity at their fair values as of the fresh start reporting date. Our adoption of fresh start accounting may materially affect our results of operations following the fresh start reporting date, as we will have a new basis in certain of our assets and liabilities. As a result of the adoption of fresh start accounting and the effects of the implementation of the Plan, our unaudited consolidated financial statements subsequent to February 8, 2019 are not comparable to our consolidated financial statements prior to February 8, 2019. See "Item 1. Notes to Consolidated Financial Statements-Note 3-Fresh Start Accounting."
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
The costs associated with unevaluated properties are not initially included in the amortization base and primarily relate to ongoing exploration activities, unevaluated leasehold acreage and delay rentals, seismic data and capitalized interest. These costs are either transferred to the amortization base with the costs of drilling the related well or are assessed quarterly for possible impairment or reduction in value. Upon emergence from bankruptcy, we applied fresh start accounting. See "Item 1. Notes to Consolidated Financial Statements-Note 3-Fresh Start Accounting" for a description of the revaluation of our evaluated and unevaluated oil and gas properties.
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
Lease Accounting Standard
See "Item 1. Notes to Consolidated Financial Statements-Note 15-Leases" for a description of the Company's accounting policies with respect to leases. At March 31, 2019, the Company had a right-to-use asset of $2.0 million and a lease liability of $1.9 million on its consolidated balance sheet.
Recently Issued Accounting Standards
See "Item 1. Notes to Consolidated Financial Statements-Notes 1-Basis of Presentation-Recently Issued Accounting Standards" for a description of the Company's recently adopted policy with respect to derivatives and hedging. Although the Company has adopted this new standard, the Company had no hedges at March 31, 2019 and thus the policy had no impact on the Company's consolidated financial statements.

Results of Operations
Predecessor Period
The following table sets forth certain information with respect to our oil and gas operations for the periods noted. These historical results are not necessarily indicative of results to be expected in future periods.

	Predecessor
	January 1, 2019 through February 8, 2019	For the Three Months Ended March 31, 2018
Production:
Oil (Bbls)	26,490	100,175
Gas (Mcf)	1,312,871	4,604,021
Ngl (Mcfe)	293,135	897,103
Total Production (Mcfe)	1,764,946	6,102,174
Sales:
Total oil sales	$1,502,149	$6,321,857
Total gas sales	4,129,536	14,884,113
Total ngl sales	1,025,172	3,711,475
Total oil, gas, and ngl sales	$6,656,857	$24,917,445
Average sales prices:
Oil (per Bbl)	$56.71	$63.11
Gas (per Mcf)	3.15	3.23
Ngl (per Mcfe)	3.50	4.14
Per Mcfe	3.77	4.08
The above sales and average sales prices include (decreases) increases to revenue related to the settlement of oil and gas hedges of $(264,000) and $804,000, respectively, for the three months ended March 31, 2018. There were no hedge settlements during the period January 1, 2019 through February 8, 2019.
In January 2018, we completed the sale of our Gulf of Mexico assets. During the three months ended March 31, 2018, these assets contributed the following to our oil and gas operations:

	Three months ended March 31, 2018	Percent of Total Company
Production:
Oil (Bbls)	18,727	19%
Gas (Mcf)	292,844	6%
Ngl (Mcfe)	21,370	2%
Total Production (Mcfe)	426,576	7%
Sales:
Total oil sales	$1,220,467	19%
Total gas sales	886,951	6%
Total ngl sales	122,084	3%
Total oil and gas sales	$2,229,502	9%
Net income (loss) available to common stockholders totaled $261,727,000 and ($2,212,000) for the period of January 1, 2019 through February 8, 2019 and for the three months ended March 31, 2018, respectively. The primary fluctuations were as follows:
Production Total production during the period of January 1, 2019 through February 8, 2019 was 1,765,000 Mcfe or 45,255 Mcfe per day and 6,102,174 Mcfe or 67,802 Mcfe per day during the three month period ended March 31, 2018. The decreases in average production per day were due primarily to the sale of our Gulf of Mexico assets in January 2018 and normal production declines at our legacy Gulf Coast and East Texas fields. Partially offsetting these decreases were increases as a result of the success of our East Texas drilling program.
Gas production during the Predecessor period of January 1, 2019 through February 8, 2019 was 33,663 Mcf per day compared to 51,156 Mcf per day for the three month period ended March 31, 2018. The decrease in gas production was due to the sale of our Gulf of Mexico assets and normal production declines at our legacy Gulf Coast and East Texas fields. Partially offsetting these decreases were increases as a result of our successful East Texas drilling program.
Oil production during the Predecessor period of January 1, 2019 through February 8, 2019 was 679 Bbls per day compared to 1,113 Bbls per day for the three month period ended March 31, 2018. The decrease in oil production was due primarily to the sale of our Gulf of Mexico assets. Partially offsetting this decrease was the result of our successful East Texas drilling program.
Ngl production during the Predecessor period of January 1, 2019 through February 8, 2019 was 7,516 Mcfe per day compared to 9,968 Mcfe per day for the three month period ended March 31, 2018, primarily as a result of the sale of our Gulf of Mexico assets and normal production declines at our legacy Gulf Coast and East Texas fields. These decreases were partially offset by the successful drilling program in East Texas.
Prices Including the effects of hedges, average gas prices per Mcf for the Predecessor period of January 1, 2019 through February 8, 2019 and three month periods ended March 31, 2018 were $3.15 and $3.23, respectively. Average oil prices per Bbl for the Predecessor period of January 1, 2019 through February 8, 2019 and three months ended March 31, 2018 were $56.71 and $63.11, respectively. Average Ngl prices per Mcfe for the Predecessor period of January 1, 2019 through February 8, 2019 and three month period ended March 31, 2018 were $3.50 and $4.14, respectively. Stated on an Mcfe basis, unit prices received during the Predecessor period of January 1, 2019 through February 8, 2019 and the three months ended March 31, 2018 were $3.77 and $4.08, respectively, which is an overall realized price decline of 8%.
Revenue Including the effects of hedges, oil and gas sales during the Predecessor period of January 1, 2019 through February 8, 2019 and three month period ended March 31, 2018 was $6,657,000 and $24,917,000, respectively.
Expenses Lease operating expenses for the Predecessor period of January 1, 2019 through February 8, 2019 and the three months ended March 31, 2018 totaled $2,158,000 and $7,040,000, respectively. Per unit lease operating expenses totaled $1.22 and $1.15 per Mcfe for the Predecessor period of January 1, 2019 through February 8, 2019 and three months ended March 31, 2018, respectively. The increase in per unit lease operating expenses is primarily a result of the overall decline in production.
Production taxes for the Predecessor period of January 1, 2019 through February 8, 2019 and three months ended March 31, 2018 totaled $298,000 and $1,227,000, respectively. Per unit production taxes totaled $0.17 and $0.20 per Mcfe, respectively, during the Predecessor period of January 1, 2019 through February 8, 2019 and three months ended March 31, 2018.
General and administrative expenses during the Predecessor period of January 1, 2019 through February 8, 2019 and three months ended March 31, 2018 totaled $2,468,000 and $3,300,000, respectively. Share-based compensation costs totaled $43,000 and $184,000, respectively, during the Predecessor period of January 1, 2019 through February 8, 2019 and three months ended March 31, 2018. We capitalized $624,000 and $1,430,000, respectively, of general and administrative expenses during the Predecessor period of January 1, 2019 through February 8, 2019 and three month period ended March 31, 2018.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the Predecessor period of January 1, 2019 through February 8, 2019 and three months ended March 31, 2018 totaled $1,784,000, or $1.01 per Mcfe, and $6,454,000, or $1.06 per Mcfe, respectively.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $307,000 and $7,481,000 during the Predecessor period of January 1, 2019 through February 8, 2019 and three months ended March 31, 2018, respectively. The decrease in interest expense was due to the stay of bond interest expense while we were in Chapter 11. See "Item 1. Notes to Consolidated Financial Statements-Note 2-Emergence from Chapter 11 Reorganization" for more information. During the Predecessor period of January 1, 2019 through February 8, 2019 and three month periods ended March 31, 2018, our capitalized interest totaled $252,000 and $421,000, respectively.
The consolidated financial statements have been prepared in accordance with ASC 852, Reorganizations, for the period subsequent to the bankruptcy filing until the Effective Date. ASC 852 requires that the consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, costs associated with the bankruptcy proceedings have been recorded as reorganization items on the consolidated statement of operations. Reorganization items for the Predecessor period of January 1, 2019 through February 8, 2019 included $7,463,000 in professional and other fees and a gain on settlement of liabilities subject to compromise as well as various fresh start valuation adjustments in the amount of $270,264,000. See "Item 1. Notes to Consolidated Financial Statements-Note 3-Fresh Start Accounting-Reorganization Items" for further details regarding items included in reorganization items.

Income tax expense was $106,000 during the three months ended March 31, 2018. We typically provide for income taxes at a statutory federal income tax rate adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
As a result of ceiling test write-downs recognized in 2016 and prior years, we have incurred a three-year cumulative loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $119,247,000 as of February 8, 2019.
Successor Period
The following table sets forth certain information with respect to our oil and gas operations for the period noted. These historical results are not necessarily indicative of results to be expected in future periods.

Successor
February 9, 2019 through March 31, 2019
Production:
Oil (Bbls)	35,123
Gas (Mcf)	1,804,281
Ngl (Mcfe)	361,757
Total Production (Mcfe)	2,376,776
Sales:
Total oil sales	$2,183,101
Total gas sales	5,009,326
Total ngl sales	1,289,342
Total oil, gas, and ngl sales	$8,481,769
Average sales prices:
Oil (per Bbl)	$62.16
Gas (per Mcf)	2.78
Ngl (per Mcfe)	3.56
Per Mcfe	3.57
There were no hedge settlements in the Successor period of February 9, 2019 through March 31, 2019.
Net income available to common stockholders totaled $737,000 for the Successor period of February 9, 2019 through March 31, 2019.
Production Total production during the Successor period of February 9, 2019 through March 31, 2019 was 2,376,776 Mcfe or 46,603 Mcfe per day. Gas, oil and ngl production during the Successor period of February 9, 2019 through March 31, 2019 was 35,378 Mcf per day, 689 Bbls per day and 7,093 Mcfe per day, respectively. We expect production to slightly increase during the remainder of 2019 as we continue to develop our East Texas Carthage field.
Prices Average realized gas, oil and ngl prices for the Successor period of February 9, 2019 through March 31, 2019 were $2.78 per Mcf, $62.16 per Bbl and $3.56 per Mcfe, respectively. The average realized price for all products on an Mcfe basis was $3.57 per Mcfe.
Revenue Oil and gas sales during the Successor period of February 9, 2019 through March 31, 2019 was $8,482,000.
Expenses Lease operating expenses for the Successor period of February 9, 2019 through March 31, 2019 was $2,178,000 and per unit lease operating expenses totaled $0.92 per Mcfe.
Production taxes for the Successor period of February 9, 2019 through March 31, 2019 totaled $443,000 and per unit production taxes totaled $0.19 per Mcfe.
General and administrative expense during the Successor period of February 9, 2019 through March 31, 2019 was $1,689,000. This included $668,000 of expenses related to our reorganization and emergence from bankruptcy. Share-based compensation costs totaled $490,000. We capitalized $473,000 of general and administrative expenses during the Successor period of February 9, 2019 through March 31, 2019 .
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the Successor period of February 9, 2019 through March 31, 2019 was $2,282,000, or $0.96 per Mcfe.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $331,000 during the Successor period of February 9, 2019 through March 31, 2019. During the Successor period of February 9, 2019 through March 31, 2019 our capitalized interest totaled $1,858,000 .
We typically provide for income taxes at a statutory federal income tax rate adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. We had no income tax expense during the Successor period of February 9, 2019 through March 31, 2019.
As a result of ceiling test write-downs recognized in 2016 and prior years, we have incurred a three-year cumulative loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $56,676,000 as of March 31, 2019.
Liquidity and Capital Resources
At March 31, 2019, we had working capital of approximately $12.0 million as compared to working capital of approximately $29.2 million as of December 31, 2018. We have historically financed our acquisition, exploration and development activities principally through cash flow from operations, borrowings from banks and other lenders, issuances of equity and debt securities, joint ventures and sales of assets. We are pursuing various alternatives to increase our liquidity, including joint ventures and asset sales. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with our bankruptcy filing and administration of the Chapter 11 Cases. See "Item 1A Risk Factors" in our Form 10-K for further discussion of risks regarding liquidity and capital resources.
Source of Capital: Operations
Net cash flow provided by operations decreased from $5.1 million at March 31, 2018 to $(0.7) million during the Predecessor period of January 1, 2019 through February 8, 2019. The decrease in operating cash flow during the Predecessor period of January 1, 2019 through February 8, 2019 as compared to 2018 is primarily attributable to the professional fees incurred in connection with our bankruptcy filing and administration of the Chapter 11 Cases.
Net cash flow provided by operations for the Successor period ended March 31, 2019 was $4.1 million .
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
On January 31, 2018, we sold our Gulf of Mexico properties. Although we received no cash proceeds from the sale of these properties and were required to contribute approximately $3.8 million toward future abandonment costs, we will no longer have an obligation for $35.1 million of estimated undiscounted future abandonment costs related to the properties sold. Additionally, we received a refund of $12.4 million related to a depositary account that served to collateralize a portion of our offshore bonds related to these properties. After finalizing purchase price adjustments, during October 2018 we settled the remaining liabilities related to this sale for $4.2 million.
Source of Capital: Debt
Predecessor Long-Term Debt
See "Item 1. Notes to Consolidated Financial Statements-Note 8-Long-Term Debt-Predecessor Long-Term Debt."
Successor Long-Term Debt
Exit Facility
As discussed in "Voluntary Reorganization under Chapter 11 of the Bankruptcy Code" above, on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, the Company entered into the Term Loan Agreement (the “Exit

Facility”) with the lenders party thereto (which were lenders under the Company's Multidraw Term Loan Agreement and certain holders of the Company's Old Notes that subscribed to be a lender pursuant to the syndication process) and Wells Fargo Bank, National Association, as administrative agent. The Exit Facility provides for a $50 million term loan facility.
The proceeds of the Exit Facility were used to repay in full the loans and other obligations under the Multidraw Term Loan Agreement. The maturity date of the Exit Facility is November 8, 2023. The interest rate per annum is, at the Company's election, equal to (i) in the case of LIBOR Loans (as defined in the Exit Facility), 7.5% per annum or (ii) in the case of Base Rate Loans (as defined in the Exit Facility), 6.5% per annum. The Exit Facility is secured by a first priority lien on substantially all of the Company's assets.
The Company is subject to a restrictive covenant under the Exit Facility, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of its oil and gas properties, before any state, federal, foreign or other income taxes, attributable to total proved reserves, using strip prices then in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the aggregate outstanding principal amount of the term loans to be no less than 1.5 to 1.0 as measured on the last day of each calendar quarter. If the Company fails to maintain the ratio, it may either (i) prepay the outstanding term loans such that after giving effect to such prepayment, the financial covenant is met or (ii) be in default under the Exit Facility, in which case the term loans and all other amounts owed pursuant to the Exit Facility would become immediately due and payable.
The Exit Facility also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens and indebtedness, entering into mergers, consolidations and sales of assets, and transactions with affiliates and other customary covenants. See Item 1A Risk Factors-Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests" in the Company's Form 10-K for a detailed discussion of these debt covenants and their effect on the Company's business.
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
As of March 31, 2019, we are in compliance with all of the covenants under the Exit Facility.
2024 PIK Notes
As discussed in "Voluntary Reorganization under Chapter 11 of the Bankruptcy Code" above, on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, the Company entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent, and issued $80 million of its new 10% Senior Secured PIK Notes due 2024 (the “2024 PIK Notes”) pursuant thereto.
Interest on the 2024 PIK Notes accrues at a rate of 10% per annum payable semi-annually in kind (“PIK Interest”) on February 15 and August 15 of each year, beginning on August 15, 2019. At the election of the Board, so long as the Company has provided notice to the holders of the 2024 PIK Notes and the Trustee of such election at least 30 days prior to any applicable interest payment date, interest on the 2024 PIK Notes for any interest period may instead be payable at the annual rate (i) solely in cash (the “Cash Interest”) or (ii) partially as Cash Interest and partially as PIK Interest. The maturity date of the 2024 Notes is February 15, 2024. The 2024 PIK Notes are secured on a second priority lien basis by the equity of the Company's subsidiary PetroQuest Energy, L.L.C. that also secures the Exit Facility. Pursuant to the terms of the Intercreditor Agreement (as defined below), the security interest in those assets that secure the 2024 PIK Notes and the related guarantee will be contractually subordinated to liens thereon that secure the Exit Facility and certain other permitted obligations as set forth in the Indenture. Consequently, the 2024 PIK Notes and the related guarantee will be effectively subordinated to the Exit Facility and such other permitted obligations to the extent of the value of such assets.
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

The following table reconciles the face value of the 2024 PIK Notes and Term Loans to the carrying value included in our Consolidated Balance Sheet as of March 31, 2019 (in thousands):

	March 31, 2019
	2024 PIK Notes	Term Loans
Face Value	$80,000	$50,000
Discount of Debt	(14,771)	(4,566)
Accrued PIK Interest	1,111	—
Carrying value	$66,340	$45,434

The Indenture contains certain customary events of default, including: (1) default in the payment of any interest when it becomes due and payable, and continuance of such default for a period of 30 days, (2) default in the payment of principal at maturity, upon optional redemption, upon declaration of acceleration or otherwise or failure to purchase the 2024 PIK Notes when required pursuant to the Indenture or the 2024 PIK Notes, (3) default in the performance or breach of certain covenants in the Indenture, which default continues uncured for a period of 60 days (or (x) 30 days in the case of failure to comply with certain restrictive covenants and (y) 120 days in the case of failure to comply with reporting obligations under the Indenture) after (i) the Company receives written notice from the Trustee or (ii) the Company and the Trustee receive written notice from the holders of not less than 25% in principal amount of the 2024 PIK Notes as provided in the Indenture, (4) certain voluntary or involuntary events of bankruptcy, insolvency or winding up or liquidation of the Company or the Guarantor, (5) any judgment or decree for the payment of money in excess of $10.0 million or its foreign currency equivalent at the time such judgment or decree is entered against the Company, any subsidiary guarantor under the Indenture or any significant subsidiary under the Indenture, remains outstanding for a period of 60 consecutive days following the entry of such judgment or decree and is not discharged, waived or the execution thereof stayed and (6) the occurrence of the following: (x) except as permitted by the Note Documents (as defined in the Indenture), any Note Document establishing the liens securing the notes obligations ceases for any reason to be enforceable; provided that it will not be an event of default under the Indenture if the sole result of the failure of one or more Note Documents to be fully enforceable is that any lien purported to be granted under such Note Documents on collateral, individually or in the aggregate, having a fair market value of not more than $15.0 million, ceases to be an enforceable and perfected lien; provided further, that if such failure is susceptible to cure, no event of default shall arise with respect thereto until 45 days after any officer of the Company or any restricted subsidiary becomes aware of such failure, which failure has not been cured during such time period, (y) except as permitted by the Note Documents, any lien purported to be granted under any Note Document on collateral, individually or in the aggregate, having a fair market value in excess of $15.0 million, ceases to be an enforceable and perfected second priority lien, subject to the Intercreditor Agreement and permitted liens provided that if such failure is susceptible to cure, no event of default shall arise with respect thereto until 45 days after any officer of the Company or any restricted subsidiary under the Indenture becomes aware of such failure, which failure has not been cured during such time period and (z) the Company or any other grantor under the Indenture, or any person acting on behalf of any of them, denies or disaffirms, in writing, any obligation of the Company or any other grantor under the Indenture set forth in or arising under any Note Document establishing liens securing the notes obligations.
If a default occurs and is continuing and is actually known to a trust officer of the Trustee, the Trustee must send to each holder of the 2024 PIK Notes notice of the default within 90 days after it occurs. Except in the case of defaults in payment involving the payment of principal of or interest with respect to any 2024 PIK Note, the Trustee may withhold notice if and so long as it in good faith determines that withholding notice is not opposed to the interests of the holders of the 2024 PIK Notes.
As of March 31, 2019, we are in compliance with all of the covenants under the 2024 PIK Notes and the Indenture.
Intercreditor Agreement
On the Effective Date, in accordance with the Plan and the Confirmation Order, Wells Fargo Bank, National Association, as intercreditor agent, Wilmington Trust, National Association, as collateral agent, the Company and PQE entered into a lien subordination and intercreditor agreement (the “Intercreditor Agreement”) to govern the relationship of holders of the 2024 PIK Notes, the lenders under the Exit Facility and holders of other priority lien obligations with respect to certain collateral and certain other matters.
Use of Capital: Exploration and Development
Our 2019 capital budget is expected to be higher as compared to 2018 as a result of the East Texas and Austin Chalk drilling activity expected during 2019. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. We plan to fund our capital expenditures with cash flow from operations and cash on hand. We are also pursuing a joint venture in our East Texas assets aimed at enhancing our liquidity and reducing our share of drilling capital. To the extent additional capital is required or we are unsuccessful in consummating a joint venture, we may evaluate the sale of additional assets or we may reduce our capital expenditures to manage our liquidity position.
Use of Capital: Acquisitions
We expect to finance our future acquisition activities, if consummated, with cash on hand, sales of properties or assets or joint venture arrangements with industry partners, if necessary. We cannot assure you that such additional financings will be available on acceptable terms, if at all.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
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
On November 6, 2018, the Debtors filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On January 31, 2019, the Bankruptcy Court entered an order confirming the Plan under Chapter 11 of the Bankruptcy Code. On February 8, 2019, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. For more information regarding the bankruptcy, see “Part I-Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations-Voluntary Reorganization under Chapter 11 of the Bankruptcy Code.”

Commencement of the Chapter 11 Cases automatically stayed certain lawsuits as well as other claims and actions that were or could have been brought prior to November 6, 2018. Under the Plan, the $1.2 million fund set aside for general unsecured claims under the Plan (the “General Unsecured Claims Distribution”) includes a portion that may be distributed to the holders of claims related to certain lawsuits.
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
For a description of additional material pending legal proceedings, please refer to "Item 3. Legal Proceedings" in our Form 10-K.

Item 1A. RISK FACTORS
We are subject to certain risks. For a discussion of these risks, see "Item 1A. Risk Factors" in our Form 10-K. There have been no material changes to the risk factors disclosed in our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the Successor period of February 9, 2019 through March 31, 2019. See "Item 1. Notes to Consolidated Financial Statements-Note 3 - Fresh Start Accounting" for a discussion of shares surrendered by employees to pay tax withholdings upon the vesting of restricted stock awards upon emergence.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
NONE

Item 4. MINE SAFETY DISCLOSURES
NONE.

Item 5. OTHER INFORMATION
NONE.

Item 6. EXHIBITS

2.1
First Amended Chapter 11 Plan of Reorganization, as Immaterially Modified as of January 28, 2019 of PetroQuest Energy, Inc. and its Debtor Affiliates (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 31, 2019).

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

4.2
Registration Rights Agreement dated as of February 8, 2019, by and among PetroQuest Energy, Inc. and the holders party thereto (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on February 11, 2019).

10.1
Term Loan Agreement dated as of February 8, 2019, by and among PetroQuest Energy, L.L.C., as borrower, PetroQuest Energy, Inc., as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K Filed on February 11, 2019).

10.2
Intercreditor Agreement dated as of February 8, 2019, by and among Wells Fargo Bank, National Association, as intercreditor agent, Wilmington Trust, National Association, as collateral agent, PetroQuest Energy, Inc. and PetroQuest Energy, L.L.C. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on February 11, 2019).

10.3
Form of Executive Employment Agreement dated February 8, 2019 between the Company and each of its executive officers (Charles Goodson, J. Bond Clement and Arthur M. Mixon, III) (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on February 11, 2019).

10.4
Form of Termination Agreement dated February 8, 2019 between the Company and each of its executive officers (Charles Goodson, J. Bond Clement and Arthur M. Mixon, III) (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed on February 11, 2019).

10.5
Form of Indemnification Agreement dated February 8, 2019 between the Company and each of its executive officers and directors (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed on February 11, 2019).

10.6	PetroQuest Energy, Inc. 2019 Long Term Incentive Plan dated February 8, 2019 (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed on February 11, 2019).

10.7
Form of Restricted Stock Units Award Agreement dated February 8, 2019 between the Company and each of its executive officers (Charles Goodson, J. Bond Clement and Arthur M. Mixon, III) (incorporated herein by reference to Exhibit 10.7 to Form 8-K filed on February 11, 2019).

10.8
Form of Stock Option Award Agreement dated February 8, 2019 between the Company and each of its executive officers (Charles Goodson, J. Bond Clement and Arthur M. Mixon, III) (incorporated herein by reference to Exhibit 10.8 to Form 8-K filed on February 11, 2019).

99.1
Order Confirming First Amended Chapter 11 Plan of Reorganization, as Immaterially Modified as of January 28, 2019, of PetroQuest Energy, Inc. and Its Debtor Affiliates (incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on January 31, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13-a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Taxonomy Extension Presentation Linkbase Document

*    Provided herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROQUEST ENERGY, INC.

Date:	May 15, 2019	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)