Form 10-Q
period 2019-06-30
PETROQUEST ENERGY INC
filed 2019-08-12
CIK 872248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of August 2, 2019, the registrant had outstanding: 9,371,120 shares of Class A Common Stock, par value $0.01 per share; one share of Class B Common Stock, par value $0.01 per share; and one share of Class C Common Stock, par value $0.01 per share.

PETROQUEST ENERGY, INC.

Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets of PetroQuest Energy, Inc. as of June 30, 2019 and December 31, 2018	3

Consolidated Statements of Operations of PetroQuest Energy, Inc. for the Three Months Ended June 30, 2019 and 2018	5

Consolidated Statements of Operations of PetroQuest Energy, Inc. for the Period February 9 to June 30, 2019, the Period January 1 to February 8, 2019 and the Six Months Ended June 30, 2018	6

Consolidated Statements of Comprehensive Income (Loss) of PetroQuest Energy, Inc. for the Three Months Ended June 30, 2019 and 2018.	7

Consolidated Statements of Comprehensive Income (Loss) of PetroQuest Energy, Inc. for the Period February 9 to June 30, 2019, the Period January 1 to February 8, 2019 and the Six Months Ended June 30, 2018.	8

Consolidated Statements of Stockholders' Equity of PetroQuest Energy, Inc. for the Three Months Ended June 30, 2019 and 2018.	9

Consolidated Statements of Stockholders' Equity of PetroQuest Energy, Inc. for the Period February 9 to June 30, 2019, the Period January 1 to February 8, 2019 and the Six Months Ended June 30, 2018.	10

Consolidated Statements of Cash Flows of PetroQuest Energy, Inc. for the Period February 9 to June 30, 2019, the Period January 1 to February 8, 2019 and the Six Months Ended June 30, 2018.	11

Notes to Consolidated Financial Statements	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	44

Part II. Other Information

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults upon Senior Securities	46

Item 4. Mine Safety Disclosures	46

Item 5. Other Information	46

Item 6. Exhibits	47

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
Among those risks, trends and uncertainties are:
•our ability to remain in compliance with a significant financial ratio under our Exit Facility (as defined below);

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	Successor	Predecessor
	June 30, 2019	December 31, 2018
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,292	$34,502
Restricted cash	389	389
Revenue receivable	3,848	6,364
Joint interest billing receivable	19,085	4,716
Deposit for surety bonds	75	3,550
Other current assets	1,488	3,261
Total current assets	41,177	52,782
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	69,344	1,361,374
Unevaluated oil and gas properties	126,353	23,492
Accumulated depreciation, depletion and amortization	(6,399)	(1,301,592)
Oil and gas properties, net	189,298	83,274
Other property and equipment	321	9,282
Accumulated depreciation of other property and equipment	(19)	(9,056)
Total property and equipment	189,600	83,500
Other assets	371	1,005
Right of use asset	1,777	—
Total assets	$232,925	$137,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to vendors	$28,416	$11,699
Advances from co-owners	3,543	2,020
Oil and gas revenue payable	4,132	7,765
Accrued interest	289	639
Asset retirement obligation	1,525	183
Other accrued liabilities	883	1,259
Right of use liability-short-term	921	—
Total current liabilities	39,709	23,565
Multi-draw Term Loan	45,727	49,738
10% Senior Secured PIK Notes due 2024	68,699	—
Asset retirement obligation	2,597	2,297
Deferred income taxes	694	—
Right of use liability-long-term	751	—
Total liabilities not subject to compromise	158,177	75,600
Liabilities subject to compromise	—	323,854
Total liabilities	$158,177	$399,454

PETROQUEST ENERGY, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	Successor	Predecessor
	June 30, 2019	December 31, 2018
	(unaudited)	(Note 1)
Stockholders’ equity (Predecessor):
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 1,495 shares	$—	$1
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding 25,587 shares.	—	26
Paid-in capital	—	314,268
Accumulated deficit	—	(576,462)
Stockholders’ equity (Successor):
Preferred stock, $.01 par value; authorized 10,000 shares	—	—
Common stock, $.01 par value; authorized 65,000 shares, issued and outstanding 9,371 shares	94	—
Paid-in capital	74,678	—
Accumulated deficit	(24)	—
Total stockholders’ equity	74,748	(262,167)
Total liabilities and stockholders’ equity	$232,925	$137,287

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share data)

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Revenues:
Oil and gas sales	$13,958	$21,561
Expenses:
Lease operating expenses	4,164	4,972
Production taxes	732	334
Depreciation, depletion and amortization	4,136	6,023
Ceiling test write-down	—	—
General and administrative	3,297	4,004
Restructuring expense	1,284	—
Accretion of asset retirement obligation	46	42
Interest expense	500	7,636
Lease costs	271	—
	14,430	23,011
Other income:
Gain on sale of oil and gas properties	—	—
Other income	164	178
Derivative expense	—	(54)
	164	124

Loss from operations	(308)	(1,326)
Reorganization items, net	—	—
Income tax expense	(453)	—
Net loss	(761)	(1,326)
Preferred stock dividend	—	1,285
Loss available to common stockholders	$(761)	$(2,611)

Loss per common share:
Basic	$(0.08)	$(0.10)
Diluted	$(0.08)	$(0.10)
Weighted average number of common shares:
Basic	9,371	25,568
Diluted	9,371	25,568
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share data)

	Successor	Predecessor
	February 9, 2019 through June 30, 2019	January 1, 2019 through February 8, 2019	Six Months Ended June 30, 2018
Revenues:
Oil and gas sales	$22,440	$6,657	$46,478
Expenses:
Lease operating expenses	6,342	2,158	12,012
Production taxes	1,175	298	1,561
Depreciation, depletion and amortization	6,418	1,796	12,528
General and administrative	4,986	2,468	7,304
Restructuring expense	1,952	—	—
Accretion of asset retirement obligation	69	17	240
Interest expense	831	307	15,117
Lease costs	453	156	—
	22,226	7,200	48,762
Other income:
Other income (expense)	215	(290)	191
Derivative expense	—	—	(54)
	215	(290)	137

Income/(loss) from operations	429	(833)	(2,147)
Reorganization items, net	—	262,801	—
Income tax expense	(453)	(241)	(106)
Net income (loss)	(24)	261,727	(2,253)
Preferred stock dividend	—	—	2,570
Income (loss) available to common stockholders	$(24)	$261,727	$(4,823)

Net income (loss) per common share:
Basic	$—	$9.50	$(0.19)
Diluted	$—	$8.92	$(0.19)
Weighted average number of common shares:
Basic	9,371	25,587	25,554
Diluted	9,371	27,289	25,554
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(Amounts in thousands)

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net loss	$(761)	$(1,326)
Change in fair value of derivative instruments, accounted for as hedges, net of income tax expense of $0 and $172, respectively	—	(84)
Comprehensive loss	$(761)	$(1,410)

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(Amounts in thousands)

	Successor	Predecessor
	February 9, 2019 through June 30, 2019	January 1, 2019 through February 8, 2019	Six Months Ended June 30, 2018
Net income (loss)	$(24)	$261,727	$(2,253)
Change in fair value of derivative instruments, accounted for as hedges, net of income tax expense of $0, $0 and $106, respectively	—	—	(1,080)
Comprehensive income (loss)	$(24)	$261,727	$(3,333)

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Stockholders' Equity
(unaudited)
(Amounts in thousands)

	Common Stock	Preferred Stock	Paid-In Capital	Other Comprehensive Loss	Accumulated deficit	Total Stockholders' Equity
Balance, March 31, 2018 (Predecessor)	$26	$1	$313,637	$(718)	$(564,754)	$(251,808)
Share-based compensation expense	—	—	256	—	—	256
Derivative fair value adjustment, net of tax	—	—	—	(84)	—	(84)
Preferred stock dividend	—	—	—	—	(1,285)	(1,285)
Net loss	—	—	—	—	(1,326)	(1,326)
Balance, June 30, 2018 (Predecessor)	$26	$1	$313,893	$(802)	$(567,365)	$(254,247)

Balance, March 31, 2019 (Successor)	94	—	$73,972	$—	$737	$74,803
Share-based compensation expense	—	—	706	—	—	706
Net loss	—	—	—	—	(761)	(761)
Balance, June 30, 2019 (Successor)	$94	$—	$74,678	$—	$(24)	$74,748

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Stockholders' Equity
(unaudited)
(Amounts in thousands)

	Common Stock	Preferred Stock	Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders' Equity
Balance, December 31, 2017 (Predecessor)	$26	$1	$313,244	$278	$(562,484)	$(248,935)
Issuance of shares	—	—	(11)	—	—	(11)
Share-based compensation expense	—	—	617	—	—	617
Issuance of shares under employee stock purchase plan	—	—	43	—	—	43
Derivative fair value adjustment, net of tax	—	—	—	(1,080)	(58)	(1,138)
Preferred stock dividend	—	—	—	—	(2,570)	(2,570)
Net loss	—	—	—	—	(2,253)	(2,253)
Balance, June 30, 2018 (Predecessor)	$26	$1	$313,893	$(802)	$(567,365)	$(254,247)

Balance, December 31, 2018 (Predecessor)	$26	$1	$314,268	$—	$(576,462)	$(262,167)
Share-based compensation expense	—	—	44	—	—	44
Net income	—	—	—	—	261,727	261,727
Cancellation of Predecessor equity	(26)	(1)	(314,312)	—	314,735	396
Issuance of Successor common stock and options	92	—	72,749	—	—	72,841
Issuance of Successor common stock upon vesting of restricted stock, net of shares retired for taxes	2	—	857	—	—	859
Balance, February 8, 2019 (Predecessor)	$94	$—	$73,606	$—	$—	$73,700

Balance, February 8, 2019 (Successor)	$94	$—	$73,606	—	$—	$73,700
Share-based compensation expense	—	—	1,072	—	—	1,072
Net income	—	—	—	—	(24)	(24)
Balance, June 30, 2019 (Successor)	$94	$—	$74,678	$—	$(24)	$74,748

See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in Thousands)

	Successor	Predecessor
	February 9, 2019 through June 30, 2019	January 1, 2019 through February 8, 2019	Six Months Ended June 30, 2018
Cash flows from operating activities:
Net income (loss)	$(24)	$261,727	$(2,253)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax expense	453	241	106
Depreciation, depletion and amortization	6,418	1,796	12,528
Accretion of asset retirement obligation	69	17	240
Share-based compensation expense	1,410	44	593
Amortization costs and other	916	555	402
Non-cash interest expense on PIK Notes	—	—	2,961
Payments to settle asset retirement obligations	(158)	(11)	(75)
Non-cash reorganization items, net	—	(267,585)	—
Changes in working capital accounts:
Revenue receivable	9,856	(7,340)	7,480
Joint interest billing receivable	(12,177)	(2,192)	4,078
Accounts payable and accrued liabilities	(2,971)	8,363	(24,104)
Advances from co-owners	180	1,343	(1,117)
Refund of (Deposit for) surety bonds	3,475	—	(4,000)
Other	(565)	2,336	242
Net cash provided by (used in) operating activities	6,882	(706)	(2,919)
Cash flows used in investing activities:
Investment in oil and gas properties	(18,878)	(5,290)	(9,785)
Investment in other property and equipment	(71)	(36)	(136)
Sale of oil and gas properties	—	—	(2,428)
Sale of unevaluated oil and gas properties	—	—	2,928
Net cash used in investing activities	(18,949)	(5,326)	(9,421)
Cash flows (used in) provided by financing activities:
Net proceeds from share based compensation	—	—	43
Deferred financing costs	—	(111)	(55)
Costs incurred to redeem 2021 Notes	—	—	(11)
Proceeds from borrowings	—	—	2,500
Net cash (used in) provided by financing activities	—	(111)	2,477
Net decrease in cash and cash equivalents	(12,067)	(6,143)	(9,863)
Cash, restricted cash and cash equivalents, beginning of period	28,748	34,891	15,655
Cash, restricted cash and cash equivalents, end of period	$16,681	$28,748	$5,792
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$829	$929	$3,304
Reorganization items, net	$1,952	$4,784	$—
See accompanying Notes to Consolidated Financial Statements.

PETROQUEST ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation
PetroQuest Energy, Inc., a Delaware corporation, is an independent oil and gas company headquartered in Lafayette, Louisiana with an exploration office in The Woodlands, Texas. It is engaged in the exploration, development, acquisition and operation of oil and gas properties in Texas and Louisiana. To facilitate our financial statement presentations, we refer to the post-emergence reorganized company in these consolidated financial statements and footnotes as the “Successor” for periods subsequent to February 8, 2019, and to the pre-emergence company as “Predecessor” for periods prior to and including February 8, 2019, the Effective Date of the Plan (as defined below). As discussed in “Note 3-Emergence from Chapter 11 Reorganization” the Company and its wholly owned direct and indirect subsidiaries filed voluntary petitions for bankruptcy relief on November 6, 2018 and subsequently operated as debtors in possession, in accordance with the applicable provisions of the Bankruptcy Code, until emergence on February 8, 2019.
The consolidated financial information for the period February 9, 2019 through June 30, 2019 (Successor), for the period January 1, 2019 through February 8, 2019 (Predecessor) and for the three and six month periods ended June 30, 2018 (Predecessor), have been prepared by the Company and were not audited by its independent registered public accountants. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2019 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.
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
Principles of Consolidation
The consolidated financial statements of the Predecessor include the accounts of the Company and its subsidiaries, PetroQuest Energy, L.L.C ("PQE"), PetroQuest Oil & Gas, L.L.C, and its former subsidiaries, Pittrans, Inc. and TDC Energy LLC through and including the Effective Date. The Successor's consolidated financial statements include the accounts of the Company, PQE and PetroQuest Oil & Gas, L.L.C. All intercompany accounts and transactions have been eliminated as part of the normal course of business.
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
Upon the Effective Date of the Plan, February 8, 2019, we applied fresh start accounting. See "Note 4-Fresh Start Accounting". As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and as such, the consolidated financial statements on or after February 9, 2019, are not comparable with the consolidated financial statements prior to that date. A blackline presentation has been used to delineate the lack of comparability between predecessor and successor balances. See Note 4 for additional information on the selection of the Effective Date of fresh start accounting and for further discussion.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses", that requires entities to estimate all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which requires consideration of historical experience, current conditions, and reasonable and supportable forecasts. This ASU also requires enhanced disclosure requirements to enable users of financial statements to understand the entity's assumptions, models and methods for estimating expected credit losses. For public companies, this ASU is effective for interim and annual reporting periods beginning after December 31, 2019, with early adoption permitted. The Company does not expect this guidance to have a material impact on its financial statements.

Note 2—Going Concern
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
During 2019, the Company initiated production from three East Texas wells and has drilled but not completed two additional East Texas wells. At June 30, 2019, the Company had approximately $16.3 million in unrestricted cash and had no availability under the Exit Facility. As a result of the Company's limited liquidity position and the decline in natural gas prices, drilling operations have been suspended in East Texas, including deferring the completion of the two wells that have been drilled.
The Company continues to evaluate additional sources of liquidity in order to execute its drilling plans. Options include additional debt or equity financing, joint ventures or industry partnerships, along with evaluating potential corporate level transactions such as a merger or a sale of the Company. There is no guarantee the Company will be successful in any of its attempts to strengthen its liquidity position. While there are no pending debt maturities and the Company expects to be able to fund required payments under the Exit Facility in the near term, the Company expects production, cash flow and proved reserves to decline until drilling operations can be resumed. The decline in proved reserves will likely impact the Company's ability to remain compliant with the financial ratio contained in the Exit Facility (the "Coverage Ratio") and, if natural gas prices remain depressed, the Company will likely be out of compliance with the Coverage Ratio as of September 30, 2019 unless it receives a waiver from the lenders under the Exit Facility. As a result, there is substantial doubt about the Company's ability to continue as a going concern. See-Liquidity and Capital Resources-Successor Long-Term Debt-Exit Facility.

Note 3—Emergence from Chapter 11 Reorganization
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

•
Adopted a new management incentive plan (the “2019 Long Term Incentive Plan”) for officers, directors and employees of the Successor and its subsidiary, pursuant to which 1,344,000 shares of the Successor’s Class A Common Stock were reserved for issuance. Upon emergence, 827,638 restricted stock units and 316,319 options were granted to officers and directors; and

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

Note 4—Fresh Start Accounting
Upon emergence from bankruptcy, the Company qualified for and adopted fresh start accounting in accordance with the provisions of ASC 852 as (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. See "Note 3- Emergence from Chapter 11 Reorganization" for the terms of the Plan. The Company applied fresh start accounting as of February 8, 2019. Fresh start accounting required the Company to present its assets, liabilities and equity as if it were a new entity upon emergence from bankruptcy, with no beginning retained earnings or deficit as of the fresh start reporting date. As described in "Note 1-Basis of Presentation", the new entity is referred to as Successor, and includes the financial position and results of operations of the reorganized Company subsequent to February 8, 2019. References to Predecessor relate to the financial position and results of operations of the Company prior to, and including, February 8, 2019.
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
The following table reconciles the enterprise value per the Plan to the estimated fair value (for fresh start accounting purposes) of the Successor's common stock as of the Effective Date (in thousands):

February 8, 2019
Enterprise value	$155,246
Plus: Cash	23,073
Plus: Restricted cash	5,675
Less: Fair value of 10% PIK Notes due 2024	(65,025)
Less: Fair value of Exit Facility	(45,269)
Fair value of Successor common stock	$73,700
Shares issued upon emergence	9,371
Per share value	$7.86
The following table reconciles the enterprise value to the reorganization value as of the Effective Date (in thousands):

February 8, 2019
Enterprise value	$155,246
Plus: Cash	23,073
Plus: Restricted cash	5,675
Plus: Current liabilities	39,758
Plus: Asset retirement obligations (long-term)	2,303
Plus: Other long-term liabilities	2,845
Reorganization value of Successor assets	$228,900
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

The following table reflects the reorganization and application of ASC 852 on our consolidated balance sheet as of February 8, 2019 (in thousands):

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
Assets
Current assets:
Cash and cash equivalents	$31,881	$(8,808)	(1)	$—		$23,073
Restricted cash	389	5,286	(2)	—		5,675
Revenue receivable	13,704	—		—		13,704
Joint interest billing receivable	6,908	—		—		6,908
Deposit for surety bonds	3,550	—		—		3,550
Other current assets	924	—		—		924
Total current assets	57,356	(3,522)		—		53,834
Property and equipment:
Oil and gas properties:
Oil and gas properties, full cost method	1,366,884	—		(1,314,814)	(12)	52,070
Unevaluated oil and gas properties	24,033	—		94,660	(12)	118,693
Accumulated depreciation, depletion, and amortization	(1,303,376)	—		1,303,376	(12)	—
Oil and gas properties, net	87,541	—		83,222		170,763
Other property and equipment	9,318	—		(9,068)	(13)	250
Accumulated depreciation of other property and equipment	(9,068)	—		9,068	(13)	—
Total property and equipment	87,791	—		83,222		171,013
Other assets	4,151	—		(98)	(14)	4,053
Total Assets	$149,298	$(3,522)		$83,124		$228,900

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to vendors	$14,813	$2,575	(4)	$—		$17,388
Advances from co-owners	3,363	—		—		3,363
Oil and gas revenue payable	16,059	—		—		16,059
Accrued interest	1,181	(1,181)	(5)	—		—
Asset retirement obligation	183	—		—		183
Right of use liability-short-term	1,080	—		—		1,080
Other accrued liabilities	1,224	461	(6)	—		1,685
Total current liabilities	37,903	1,855		—		39,758
Multi-draw Term Loan	49,754	246	(3)	(4,731)	(15)	45,269
10% Senior Secured PIK Notes due 2024	—	80,000	(7)	(14,975)	(16)	65,025
Asset retirement obligation	2,303	—		—		2,303
Right of use liability-long-term	2,604	—		—		2,604
Deferred tax liability	—	—		241	(17)	241
Total liabilities not subject to compromise	92,564	82,101		(19,465)		155,200

Liabilities subject to compromise	321,495	(321,495)	(8)	—		—

Stockholder's equity:
Preferred stock (Predecessor)	1	(1)	(9)	—		—
Common stock (Predecessor)	26	(26)	(9)	—		—
Paid-in capital (Predecessor)	314,312	(314,312)	(9)	—		—
Common stock (Successor)	—	94	(10)	—		94
Paid-in capital (Successor)	—	73,606	(10)	—		73,606
Accumulated deficit	(579,100)	476,511	(11)	102,589	(18)	—
Total stockholder's equity	(264,761)	235,872		102,589		73,700
	$149,298	$(3,522)		$83,124		$228,900
Reorganization Adjustments (in thousands, except per share values)

1.	Reflects the cash payments made as of the Effective Date from implementation of the Plan:

Uses:
Payment of accrued interest on the Multidraw Term Loan Agreement	$(1,181)
Payment of financing costs related to the Exit Facility	(124)
Funding of the general unsecured claims administrative escrow account	(1,200)
Cash transferred to restricted cash for professional fee escrow	(5,157)
Cash transferred to restricted cash for consenting creditors fees	(129)
Payment of professional fees at emergence	(1,017)
Total:	$(8,808)

2.	Reflects the cash reclassified to Restricted Cash as of the Effective Date from implementation of the Plan:

Reclassifications to Restricted Cash:
Funding of the professional fee escrow account	$5,157
Funding of the consenting creditors escrow account	129
Total:	$5,286

3.	Reflects the payment of financing costs related to the Exit Facility and the write off of deferred financing costs related to the MultiDraw Term Loan Agreement and the Exit Facility.

4.	Represents the $3.6 million of accrued expenses related to the success fee recognized at emergence and the payment of $1.0 million of professional fees at emergence.

5.	Represents the $1.2 million of accrued interest paid at emergence related to the Predecessor's Multidraw Term Loan Agreement.

6.	Represents the accrual of the tax liability associated with the forfeiture of RSUs issued at emergence.

7.	Represents the issuance of the $80 million PIK Notes due 2024 at face value.

8.	Liabilities subject to compromise were settled as follows in accordance with the Plan:

10% Senior Secured Notes due 2021	$9,427
10% Senior Secured PIK Notes due 2021	275,046
Accrued interest on Senior Secured Notes due 2021 and PIK Notes due 2021	20,624
General Unsecured Claims & Convenience Claims	1,749
Preferred stock accrued dividends	14,649
Total liabilities subject to compromise	$321,495

Issuance of the equity to the holders of the Senior Secured Notes due 2021 and PIK Notes due 2021	(71,343)
Issuance of Successor 10% PIK Notes	(80,000)
GUC Administration Funding	(1,200)
Gain on settlement of liabilities subject to compromise	$168,952

9.	Reflects the cancellation of the Predecessor's preferred stock, common stock and additional paid-in capital to retained earnings.

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

15.
Upon emergence, the Predecessor's Multidraw Term Loan Agreement was extinguished in the amount of $50 million and the Company entered into the Exit Facility in the amount of $50 million. This adjustment represents the fair value adjustment associated with the Exit Facility. Fair value was estimated via a discounted cash flow analysis by discounting scheduled debt service payments at a credit spread of 10.1%. The credit spread was determined by performing a synthetic credit rating analysis, considering yields on similarly-rated, energy corporate issues, and adjusting based on recovery rates for first lien debt.

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
The net gain on fresh start adjustments has been included in Reorganization items, net in the Consolidated Statement of Operations. See "Note 3-Emergence from Chapter 11 Reorganization" for additional details of reorganization items, net.

Note 5—Acquisitions and Divestitures
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

Note 6—Equity
Predecessor Stockholder's Equity
As discussed in “Note 3-Emergence from Chapter 11 Reorganization,” on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, all of the Predecessor’s common stock and 6.875% Series B Cumulative Convertible Perpetual Preferred Stock were canceled with the former holders thereof not receiving any consideration in respect thereof. Accordingly, the following discussion relates solely to the Predecessor’s common stock and 6.875% Series B Cumulative Convertible Perpetual Preferred Stock prior to such cancellation.
Convertible Preferred Stock
The Company had 1,495,000 shares of 6.875% Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) outstanding as of February 8, 2019, all of which were canceled on the Effective Date pursuant to the Plan, including the $14.6 million of accumulated and unpaid dividends.
Successor Stockholder's Equity
On the Effective Date, pursuant to the terms of the Plan, the Successor issued 8,900,000 shares of Class A Common Stock pro rata to the holders of the Old Notes. In addition, pursuant to the terms of the Plan, the Successor issued 300,000 shares of Class A Common Stock to certain holders of the Old Notes for their commitment to backstop the Exit Facility. See "Note 9-Long-Term Debt". Additionally, on the Effective Date, the Company:

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
On the Effective Date, in accordance with the Plan and the Confirmation Order, the Company entered into the Registration Rights Agreement with certain former holders of Old Notes who received Class A Common Stock and the 2024 PIK Notes distributed on the Effective Date. On June 21, 2019, the Company entered into an amended and restated registration rights agreement (the "Amended and Restated Registration Rights Agreement") with such holders, pursuant to which the holders, acting together at any time, may request (i) that the Company file with the SEC a shelf registration statement that includes the Registrable Securities (as defined in the Amended and Restated Registration Rights Agreement) and (ii) that the Company use commercially reasonable efforts to cause all shares of Class A Common Stock to be quoted on an over-the-counter securities market and to use commercially reasonable efforts to maintain such quotation.

Note 7—Earnings Per Share
On February 8, 2019, upon emergence from Chapter 11 bankruptcy, the Predecessor equity was canceled and new equity was issued. See "Note 3-Emergence from Chapter 11 Reorganization"and "Note 6-Equity" for further details.
Successor
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Three Months (Successor) Ended June 30, 2019	Income (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(761)	9,371	$(0.08)
Restricted shares	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(761)	9,371	$(0.08)

For the Successor Period of February 9, 2019 through June 30, 2019	Income (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(24)	9,371	$—

Restricted shares	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(24)	9,371	$—

Predecessor
A reconciliation between the basic and diluted earnings per share computations (in thousands, except per share amounts) is as follows:

For the Predecessor Period of January 1, 2019 through February 8, 2019	Income (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net income available to common stockholders	$261,727	25,587
Gain on cancellation of Preferred Shares	(14,650)
Attributable to participating securities	(3,944)
Net income available to common stockholders	$243,133	25,587	$9.50

Net income available to common stockholders	$261,727	25,587
Gain on cancellation of Preferred Shares	(14,650)
Effect of dilutive securities:
Preferred shares	—	1,287
Restricted shares	(3,944)	415
Attributable to participating securities	186	—
DILUTED EPS	$243,319	27,289	$8.92

For the Three Months (Predecessor) Ended June 30, 2018	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(2,611)	25,568	$(0.10)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(2,611)	25,568	$(0.10)

For the Six Months (Predecessor) Ended June 30, 2018	Loss (Numerator)	Shares (Denominator)	Per Share Amount
BASIC EPS
Net loss available to common stockholders	$(4,823)	25,554	$(0.19)
Stock options	—	—
Attributable to participating securities	—	—
DILUTED EPS	$(4,823)	25,554	$(0.19)

Predecessor
An aggregate of 2.0 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock and common shares issuable upon the assumed conversion of the Series B Preferred Stock totaling 1.3 million shares were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2018 because the inclusion would have been anti-dilutive as a result of the net loss reported for such period. Options to purchase 1.5 million shares of common stock were outstanding during the Predecessor period of January 1, 2019 through February 8, 2019 and were not included in the computation of diluted earnings per share because the options' exercise prices were in excess of the average market price of the common shares.
Successor
An aggregate of 1.1 million shares of common stock representing options to purchase common stock and unvested shares of restricted common stock were not included in the computation of diluted earnings per share during the three month period ended June 30, 2019 and the Successor period of February 9, 2019 through June 30, 2019 because the inclusion would have been anti-dilutive as a result of the net loss reported for such periods.

Note 8—Share-based compensation
As discussed in “Note 3-Emergence from Chapter 11 Reorganization,” on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, all of the Predecessor’s common stock (and any share-based compensation based on such common stock) was canceled with the former holders thereof not receiving any consideration in respect thereof. The Predecessor's share-based compensation plan was also terminated on the Effective Date. Accordingly, unrecognized stock compensation costs of $0.4 million related to the Predecessor's share-based compensation plan was expensed in fresh start accounting. See "Note 4-Fresh Start Accounting" for the related entries.
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
Messrs. Goodson, Clement and Mixon received awards under the 2019 Long Term Incentive Plan on the Effective Date and pursuant to the Plan and Confirmation Order. RSUs were awarded pursuant to the 2019 Long Term Incentive Plan as follows: 379,582 RSUs, 126,528 RSUs and 126,528 RSUs, respectively. The RSUs will be settled in shares of Class A Common Stock within a specified period following vesting. The RSUs are subject to vesting as follows:

•
Approximately 41.7% of the RSUs were fully vested upon grant. Consequently, $1.3 million was recorded as reorganization expense to the Predecessor period ended February 8, 2019 in accordance with fresh start accounting. The officers elected to pay their taxes in stock and consequently 92,479 shares of common stock were retired and are not eligible to be reissued. See "Note 4-Fresh Start Accounting" for the related entries.

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

Note 9—Long-Term Debt
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
On October 17, 2016, the Company entered into a multidraw term loan agreement (the "Old Loan Agreement") with Franklin Custodian Funds - Franklin Income Fund, as a lender, and Wells Fargo Bank, National Association, as administrative agent (the "Agent"), replacing the prior credit agreement with JPMorgan Chase Bank, N.A. Effective August 14, 2018, the Company and certain of its subsidiaries entered into a Forbearance Agreement (the "Forbearance Agreement") with the Agent for the lenders with respect to the Old Loan Agreement. Pursuant to the Forbearance Agreement, the Agent and the lenders under the Old Loan Agreement agreed to forbear from taking any action with respect to certain specified events of default occurring under the Old Loan Agreement as a result of non-payment by the Company of interest with respect to the 2021 PIK Notes and 2021 Notes when due and payable on August 15, 2018 under the indentures governing those notes. On August 31, 2018, the Company and PQE entered into a new Multidraw Term Loan Agreement (the "Multidraw Term Loan Agreement"), which replaced the Old Loan Agreement with the lenders party thereto from time to time (the "Lenders") and the Agent. The Multidraw Term Loan Agreement provided a multi-advance term loan facility in the principal amount of up to $50.0 million. The loans drawn under the Multidraw

Term Loan Agreement (collectively, the "Term Loans") were permitted to be used to repay existing debt, to pay transaction fees and expenses, to provide working capital for exploration and production operations and for general corporate purposes. On August 31, 2018, the Company borrowed $50.0 million under the Term Loans, and repaid $32.5 million of outstanding borrowings under the Old Loan Agreement, plus accrued interest and fees, and retained the balance of the borrowings for general corporate purposes.
Effective September 14, 2018, the Company and certain of its subsidiaries entered into a Forbearance Agreement (the "Loan Forbearance Agreement") with the Agent for the lenders with respect to the Multidraw Term Loan Agreement. Pursuant to the Loan Forbearance Agreement, the Agent and Lenders agreed to forbear from taking any action with respect to certain anticipated events of default occurring under the Multidraw Term Loan Agreement as a result of the non-payment of interest with respect to the 2021 Notes and 2021 PIK Notes when due and payable on August 15, 2018, and such non-payment continuing for a period of 30 days under the indentures governing the notes. The Loan Forbearance Agreement was effective from September 14, 2018 until the earlier of (i) 11:59 p.m. Eastern time on September 28, 2018 or (ii) the occurrence of any specified forbearance default, which includes, among other things, any event of default under the Multidraw Term Loan Agreement other than the anticipated events of default or a breach by the Company or certain of its subsidiaries of the Loan Forbearance Agreement. On September 28, 2018, October 5, 2018, October 19, 2018 and October 31, 2018, the Company and certain of its subsidiaries, the Agent and the Lenders entered into first, second, third and fourth amendments to the Loan Forbearance Agreement that extended the September 28, 2018 deadline to 11:59 p.m. Eastern time on each of October 5, 2018, October 19, 2018, October 31, 2018 and November 6, 2018, respectively. The Loan Forbearance Agreement terminated on the commencement of the Chapter 11 Cases described in "Note 3-Emergence from Chapter 11 Reorganization".
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

As of June 30, 2019, we were in compliance with all of the covenants under the Exit Facility.
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
As of June 30, 2019, we were in compliance with all of the covenants under the 2024 PIK Notes.
The following table reconciles the face value of the 2024 PIK Notes and Exit Facility to the carrying value included on the Company's consolidated balance sheet as of June 30, 2019 (in thousands):

	June 30, 2019
	2024 PIK Notes	Exit Facility
Face Value	$80,000	$50,000
Discount of Debt	(14,412)	(4,273)
Accrued PIK Interest	3,111	—
Carrying value	$68,699	$45,727
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

Note 10—Asset Retirement Obligation

The following table describes the changes to the Company’s asset retirement obligation liability (in thousands):

	Successor	Predecessor
	February 9, 2019 through June 30, 2019	January 1, 2019 through February 8, 2019	Six Months Ended June 30, 2018
Asset retirement obligation, beginning of period	$2,486	$2,480	$31,310
Liabilities incurred	20	—	7
Liabilities settled	(292)	(11)	(98)
Accretion expense	69	17	240
Revisions in estimates	1,839	—	(67)
Divestiture of oil and gas properties	—	—	(28,214)
Asset retirement obligation, end of period	4,122	2,486	3,178
Less: current portion of asset retirement obligation	(1,525)	(183)	(877)
Long-term asset retirement obligation	$2,597	$2,303	$2,301

Revisions in estimates for the period February 9, 2019 through June 30, 2019 are primarily due to the change in timing and scope of plugging and abandonment operations at one of the Company's Gulf Coast wells and one of the Company's Gulf of Mexico fields. The divestiture of oil and gas properties during 2018 totaling $28.2 million relates to the sale of the Company's Gulf of Mexico assets. The liabilities incurred, revisions in estimated cash flows and divestitures represent non-cash investing activities for purposes of the consolidated statement of cash flows.

Note 11—Derivative Instruments
Historically, the Company has reduced its exposure to commodity price volatility by hedging a portion of its production through commodity derivative instruments. When the conditions for hedge accounting are met, the Company designated its commodity derivatives as cash flow hedges. The changes in fair value of derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income (loss) until the hedged oil or natural gas quantities are produced. If a derivative does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income (expense). At June 30, 2019, the Company had no outstanding derivative contracts.
Oil and gas sales include reductions related to the settlement of oil hedges of $307,000 and $571,000, respectively, for the three and six month periods ended June 30, 2018. Oil and gas sales include increases related to the settlement of gas hedges of $0 and $805,000, respectively, for the three and six month periods ended June 30, 2018. No such settlements occurred in the periods ended June 30, 2019 or February 8, 2019.
Derivatives designated as hedging instruments:
Effect of Cash Flow Hedges on the Consolidated Statements of Operations and Comprehensive Loss for the three month period ended June 30, 2018:

Instrument	Amount of Gain Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain (Loss) Reclassified into Oil and Gas Sales
Commodity Derivatives - June 30, 2018	$(445)	Oil and gas sales	$(307)
Effect of Cash Flow Hedges on the Consolidated Statements of Operations and Comprehensive Loss for the six month period ended June 30, 2018:

Instrument	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain Reclassified into Income	Amount of Gain (Loss) Reclassified into Oil and Gas Sales
Commodity Derivatives - June 30, 2018	$(990)	Oil and gas sales	$233

Note 12—Fair Value Measurements
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

The fair value of the Company's cash and cash equivalents approximated book value at June 30, 2019 and December 31, 2018. The fair value of the Multidraw Term Loan Agreement was determined using Level 2 inputs and approximated face value as of December 31, 2018. The fair value of the 2021 Notes and 2021 PIK Notes was determined based upon market quotes provided by an independent broker, which represent a Level 2 input. The 2021 Notes and 2021 PIK Notes carrying values are included in liabilities subject to compromise at December 31, 2018. The fair value of the Exit Facility and the 2024 PIK Notes was estimated via a discounted cash flow analysis by discounting scheduled debt service payments at a credit spread of 10.1% and 11.9%, respectively. The credit spread was determined by performing a synthetic credit rating analysis, considering yields on similarly-rated, energy corporate issues, and adjusting based on recovery rates for first and second lien debt. This method represents a Level 3 input.

The following table summarizes the fair value, carrying value and face value of the 2021 Notes, 2021 PIK Notes, Multidraw Term Loan Agreement, Exit Facility and 2024 PIK Notes as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Fair Value	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value
2021 Notes	$—	$—	$—	$2,828	$9,427	$9,427
2021 PIK Notes	—	—	—	82,514	275,046	275,046
Multidraw Term Loan	—	—	—	50,000	50,000	49,738
Exit Facility	45,269	50,000	45,727	—	—	—
2024 PIK Notes	65,025	80,000	68,699	—	—	—
	$110,294	$130,000	$114,426	$135,342	$334,473	$334,211
See Note 4 - Fresh Start Accounting for a detailed discussion of the fair value approaches used by the Company. The inputs utilized in the valuation of our most significant asset, our oil and gas properties, included mostly unobservable inputs, which fall within Level 3 of the fair value hierarchy.
Note 13—Income Taxes
The Company typically provides for income taxes at a statutory rate adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes. As a result of ceiling test write-downs recognized, the Company has incurred a cumulative three year loss excluding the impact from the gain on the bankruptcy reorganization. Because of the impact the cumulative operating loss has on the determination of the recoverability of deferred tax assets through future earnings and the strong negative evidence associated with the bankruptcy reorganization, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $56.8 million and $118.7 million as of June 30, 2019 and December 31, 2018, respectively.
Our emergence from Chapter 11 has resulted in tax cancellation of indebtedness income, which resulted in a reduction of our net operating loss carryforward. Since our net operating loss was fully reserved under GAAP in the current period as well as the previous periods, there was not a financial statement impact as a result of the reduction of debt upon emergence. However, as part of our Fresh Start Accounting adjustments, the Company is now recording a state deferred tax liability of $0.7 million. This results in an effective tax rate of 0.2% for the the Predecessor period of January 1, 2019 through February 8, 2019 and 105.7% for the Successor period of February 9, 2019 through June 30, 2019.
Note 14—Other Comprehensive Income

The Company designates its commodity derivatives as cash flow hedges for accounting purposes upon entering into the contracts and accordingly, changes in the fair value of the derivative are recognized in stockholders' equity through other comprehensive income, net of related taxes, to the extent the hedge was considered effective. The Company had no outstanding derivative contracts at December 31, 2018, during the Predecessor period January 1, 2019 through February 8, 2019 or the Successor period of February 9, 2019 through June 30, 2019.

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the three month period ended June 30, 2018 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of March 31, 2018	$(546)	$(172)	$(718)
Other comprehensive income before reclassifications:
Change in fair value of derivatives	(445)	—	(445)
Income tax effect	107	(107)	—
Net of tax	(338)	(107)	(445)
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	361	—	361
Income tax effect	(87)	87	—
Net of tax	274	87	361
Net other comprehensive loss	(64)	(20)	(84)
Balance as of June 30, 2018	$(610)	$(192)	$(802)

The following table represents the changes in accumulated other comprehensive income (loss), net of tax, for the six month period ended June 30, 2018 (in thousands):

	Gains and Losses on Cash Flow Hedges	Change in Valuation Allowance	Total
Balance as of December 31, 2017	$278	$—	$278
Other comprehensive income before reclassifications:
Change in fair value of derivatives	(990)	—	(990)
Income tax effect	238	(238)	—
Net of tax	(752)	(238)	(990)
Amounts reclassified from accumulated other comprehensive income:
Oil and gas sales	(179)	—	(179)
Income tax effect	43	46	89
Net of tax	(136)	46	(90)
Net other comprehensive loss	(888)	(192)	(1,080)
Balance as of June 30, 2018	$(610)	$(192)	$(802)

Note 15—Revenue Recognition
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
Sales of oil, natural gas and NGL production are recognized when the product is delivered and title transfers to the purchaser and payment is generally received one to two months after the sale has occurred. The Company had $3.8 million of revenue receivable at June 30, 2019, comprised of $0.9 million of oil revenue, $2.3 million of natural gas revenue and $0.6 million of NGL revenue.
The following table includes a disaggregation of revenue by product including the effects of hedges in place for the three month periods ended June 30, 2019 and 2018 (in thousands):

	For the Three Month Period Ended June 30, 2019	For the Three Month Period Ended June 30, 2018
Oil production	$3,858	$5,660
Natural gas production	8,224	11,825
Natural gas liquids production	1,876	4,076
Total	$13,958	$21,561

The following table includes a disaggregation of revenue by product including the effects of hedges in place for the the Successor period of February 9, 2019 through June 30, 2019, the Predecessor period of January 1, 2019 through February 8, 2019 and the six month period ended June 30, 2018 (in thousands):

	For the Successor Period of February 9, 2019 through June 30, 2019	For the Predecessor Period of January 1, 2019 through February 8, 2019	For the Six Months Ended June 30, 2018
Oil production	$6,041	$1,502	$11,982
Natural gas production	13,233	4,130	26,709
Natural gas liquids production	3,166	1,025	7,788
Total	$22,440	$6,657	$46,478

Note 16—Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 was issued to increase transparency and comparability across organizations by recognizing substantially all leases on the balance sheet through the concept of right-of-use lease assets and liabilities. Under current accounting guidance, lessees do not recognize lease assets or liabilities for leases classified as operating leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, which added a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company adopted the guidance prospectively during the first quarter of 2019. As part of this adoption, the Company elected not to reassess historical lease classification, recognize short-term leases on its balance sheet, nor separate lease and non-lease components for its real estate leases. The adoption and implementation of this ASU resulted in a $3.8 million asset and a $3.8 million liability at January 1, 2019 ($1.8 million and $1.7 million in assets and liabilities, respectively, as of June 30, 2019) related to the Company's leasing activities which primarily consists of office leases. The Company's adoption of ASU 2016-02 did not impact retained earnings or other components of equity as of December 31, 2018.
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
Reorganization and Emergence from Voluntary Chapter 11 Proceedings
On November 6, 2018 (the “Petition Date”), we and our wholly-owned direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions (collectively, the “Petition,” and the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).
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

•
Adopted a new management incentive plan (the “2019 Long Term Incentive Plan”) for officers, directors and employees of the Successor and its subsidiary, pursuant to which 1,344,000 shares of the Successor’s Class A Common Stock were reserved for issuance. Upon emergence, 827,638 restricted stock units and 316,319 options were granted to officers and directors; and

•	the General Unsecured Creditor's (the "GUC") pool was funded in the amount of $1.2 million.
The foregoing is a summary of the substantive provisions of the Plan and related transactions and is not intended to be a complete description of, or a substitute for a full and complete reading of the Plan and the other documents referred to above. See "Item 1. Notes to Consolidated Financial Statement-Note 3- Emergence from Chapter 11 Reorganization" for further discussion of our bankruptcy and resulting reorganization.
As a result of cancellation of the Predecessor's common stock on the Effective Date, the shares ceased to trade on the OTC Markets Group Inc.'s Pink marketplace.
Recent Developments
Developments Regarding Operations and Liquidity
During 2019, we initiated production from three East Texas wells and have drilled but not completed two additional East Texas wells. At June 30, 2019, we had approximately $16.3 million in unrestricted cash and had no availability under our Exit Facility. As a result of our limited liquidity position and the decline in natural gas prices, we have suspended drilling operations in East Texas, including deferring the completion of the two wells that have been drilled.
We continue to evaluate additional sources of liquidity in order to execute our drilling plans. Options include additional debt or equity financing, joint ventures or industry partnerships, along with evaluating potential corporate level transactions such as a merger or a sale of the Company. There is no guarantee we will be successful in any of our attempts to strengthen our liquidity position. While we have no short-term debt maturities and expect to be able to fund required payments under the Exit Facility in the near term, we expect production, cash flow and proved reserves to decline until drilling operations can be resumed. The decline in proved reserves will likely impact our ability to remain compliant with the financial ratio contained in the Exit Facility (the "Coverage Ratio") and, if natural gas prices remain depressed, we will likely be out of compliance with the Coverage Ratio as of September 30, 2019 unless we receive a waiver from the lenders under the Exit Facility. As a result, there is substantial doubt about our ability to continue as a going concern. See-Liquidity and Capital Resources-Successor Long-Term Debt-Exit Facility.
Amended and Restated Registration Rights Agreement
On June 21, 2019, the Company entered into an amended and restated registration rights agreement (the "Amended and Restated Registration Rights Agreement") with certain holders of the Successor's Class A Common Stock and 2024 PIK Notes, pursuant to which the holders, acting together, at any time, may request (i) that the Company file with the SEC a shelf registration statement that includes the Registrable Securities (as defined in the Amended and Restated Registration Rights Agreement) and (ii) that the Company use commercially reasonable efforts to cause all shares of Class A Common Stock to be quoted on an over-the-counter securities market and to use commercially reasonable efforts to maintain such quotation.

Critical Accounting Policies
Bankruptcy Accounting and Financial Reporting
See "Item 1. Notes to Consolidated Financial Statements-Note 1-Basis of Presentation-Bankruptcy Accounting and Financial Reporting".
Fresh Start Accounting
Upon emergence from bankruptcy, the Company qualified for and adopted fresh start accounting in accordance with the provisions of ASC 852, Reorganizations as (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor and (ii) the reorganization value of the Company's assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. The Company applied fresh start accounting as of February 9, 2019. Fresh start accounting required the Company to present its assets, liabilities and equity at their fair values as of the fresh start reporting date. Our adoption of fresh start accounting may materially affect our results of operations following the fresh start reporting date, as we will have a new basis in certain of our assets and liabilities. As a result of the adoption of fresh start accounting and the effects of the implementation of the Plan, our unaudited consolidated financial statements subsequent to February 8, 2019 are not comparable to our consolidated financial statements prior to February 8, 2019. See "Item 1. Notes to Consolidated Financial Statements-Note 4-Fresh Start Accounting."
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
The costs associated with unevaluated properties are not initially included in the amortization base and primarily relate to ongoing exploration activities, unevaluated leasehold acreage and delay rentals, seismic data and capitalized interest. These costs are either transferred to the amortization base with the costs of drilling the related well or are assessed quarterly for possible impairment or reduction in value. Upon emergence from bankruptcy, we applied fresh start accounting. See "Item 1. Notes to Consolidated Financial Statements-Note 4-Fresh Start Accounting" for a description of the revaluation of our evaluated and unevaluated oil and gas properties.
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
Lease Accounting Standard
See "Item 1. Notes to Consolidated Financial Statements-Note 16-Leases" for a description of the Company's accounting policies with respect to leases. At June 30, 2019, the Company had a right-to-use asset of $1.8 million and a lease liability of $1.7 million on its consolidated balance sheet.
Recently Issued Accounting Standards
See "Item 1. Notes to Consolidated Financial Statements-Notes 1-Basis of Presentation-Recently Issued Accounting Standards" for a description of the Company's recently adopted policy with respect to derivatives and hedging. Although the Company has adopted this new standard, the Company had no hedges at June 30, 2019 or December 31, 2018 and thus the policy had no impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses", that requires entities to estimate all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which requires consideration of historical experience, current conditions, and reasonable and supportable forecasts. This ASU also requires enhanced disclosure requirements to enable users of financial statements to understand the entity's assumptions, models and methods for estimating expected credit losses. For public companies, this ASU is effective for interim and annual reporting periods beginning after December 31, 2019, with early adoption permitted. The Company does not expect this guidance to have a material impact on its financial statements.

Results of Operations
Predecessor Period
The following table sets forth certain information with respect to our oil and gas operations for the periods noted. These historical results are not necessarily indicative of results to be expected in future periods.

	January 1, 2019 through February 8, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Production:
Oil (Bbls)	26,490	84,879	185,054
Gas (Mcf)	1,312,871	4,186,629	8,790,650
Ngl (Mcfe)	293,135	901,151	1,798,254
Total Production (Mcfe)	1,764,946	5,597,054	11,699,228
Sales:
Total oil sales	$1,502,149	$5,659,813	$11,981,670
Total gas sales	4,129,536	11,825,143	26,709,256
Total ngl sales	1,025,172	4,076,079	7,787,554
Total oil, gas, and ngl sales	$6,656,857	$21,561,035	$46,478,480
Average sales prices:
Oil (per Bbl)	$56.71	$66.68	$64.75
Gas (per Mcf)	3.15	2.82	3.04
Ngl (per Mcfe)	3.50	4.52	4.33
Per Mcfe	3.77	3.85	3.97
The above sales and average sales prices include decreases to revenue related to the settlement of oil hedges of $307,000 during the three month period ended June 30, 2018. The above sales and average sales prices include increases (decreases) related to the settlement of oil and gas hedges of ($571,000) and $805,000, respectively, for the six month period ended June 30, 2018. There were no hedge settlements during the period January 1, 2019 through February 8, 2019.
Net income (loss) available to common stockholders totaled $261,727,000, ($2,611,000) and $(4,823,000), respectively for the period of January 1, 2019 through February 8, 2019 and for the three and six month periods ended June 30, 2018. The primary fluctuations were as follows:
Production Total production during the period of January 1, 2019 through February 8, 2019 was 1,765,000 Mcfe or 45,255 Mcfe per day. Total production during the three and six month periods ended June 30, 2018 was 5,597,000 Mcfe or 61,506 Mcfe per day and 11,699,000 Mcfe or 64,637 Mcfe per day, respectively. The decreases in average production per day were due primarily to normal production declines at our legacy Gulf Coast and East Texas fields as a result of the reduction in capital expenditures throughout 2018.
Gas production during the Predecessor period of January 1, 2019 through February 8, 2019 was 33,663 Mcf per day compared to 46,007 Mcf per day and 48,567 Mcf per day, respectively, for the three and six month periods ended June 30, 2018. The decrease in gas production was due to normal production declines at our legacy Gulf Coast and East Texas fields as a result of the reduction in capital expenditures throughout 2018. Partially offsetting these decreases were increases as a result of our successful East Texas drilling program.
Oil production during the Predecessor period of January 1, 2019 through February 8, 2019 was 679 Bbls per day compared to 933 Bbls per day and 1,022 Bbls per day, respectively, for the three and six month periods ended June 30, 2018. The decrease in oil production was due primarily to normal production declines at our legacy Gulf Coast and East Texas fields as a result of the reduction in capital expenditures throughout 2018. Partially offsetting these decreases were increases as a result of our successful East Texas drilling program.
Ngl production during the Predecessor period of January 1, 2019 through February 8, 2019 was 7,516 Mcfe per day compared to 9,903 Mcfe per day and 9,935 Mcfe per day, respectively, for the three and six month periods ended June 30, 2018, primarily as a result of normal production declines at our legacy Gulf Coast and East Texas fields as a result of the reduction in capital expenditures throughout 2018. These decreases were partially offset by the successful drilling program in East Texas.

Prices Including the effects of hedges, average gas prices per Mcf for the Predecessor period of January 1, 2019 through February 8, 2019 and three and six month periods ended June 30, 2018 were $3.15, $2.82 and $3.04, respectively. Average oil prices per Bbl for the Predecessor period of January 1, 2019 through February 8, 2019 and three and six month periods ended June 30, 2018 were $56.71, $66.68 and $64.75, respectively. Average Ngl prices per Mcfe for the Predecessor period of January 1, 2019 through February 8, 2019 and three and six month periods ended June 30, 2018 were $3.50, $4.52 and $4.33, respectively. Stated on an Mcfe basis, unit prices received during the Predecessor period of January 1, 2019 through February 8, 2019 and the three and six month periods ended June 30, 2018 were $3.77, $3.85 and $3.97, respectively.
Revenue Including the effects of hedges, oil and gas sales during the Predecessor period of January 1, 2019 through February 8, 2019 and three and six month periods ended June 30, 2018 was $6,657,000, $21,561,000 and $46,478,000, respectively.
Expenses Lease operating expenses for the Predecessor period of January 1, 2019 through February 8, 2019 and the three and six month periods ended June 30, 2018 totaled $2,158,000, $4,972,000 and $12,012,000, respectively. Per unit lease operating expenses totaled $1.22, $0.89 and $1.03 per Mcfe for the Predecessor period of January 1, 2019 through February 8, 2019 and three and six month periods ended June 30, 2018, respectively. The increase in per unit lease operating expenses is primarily a result of the overall decline in production resulting from the reduction in capital expenditures.
Production taxes for the Predecessor period of January 1, 2019 through February 8, 2019 and three and six month periods ended June 30, 2018 totaled $298,000, $334,000 and $1,561,000, respectively. Per unit production taxes totaled $0.17, $0.06 and $0.13 per Mcfe, respectively, during the Predecessor period of January 1, 2019 through February 8, 2019 and three and six month periods ended June 30, 2018. The three month period ended June 30, 2018 included refunds of previously paid severance tax for wells in East Texas which qualified for a high cost tax deduction totaling $681,000.
General and administrative expenses during the Predecessor period of January 1, 2019 through February 8, 2019 and three and six month periods ended June 30, 2018 totaled $2,468,000, $4,004,000 and $7,304,000, respectively. Share-based compensation costs totaled $43,000, $164,000 and $348,000, respectively, during the Predecessor period of January 1, 2019 through February 8, 2019 and three and six month periods ended June 30, 2018. We capitalized $624,000, $1,636,000 and $3,066,000, respectively, of general and administrative expenses during the Predecessor period of January 1, 2019 through February 8, 2019 and three and six month periods ended June 30, 2018.
Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the Predecessor period of January 1, 2019 through February 8, 2019 and three and six month periods ended June 30, 2018 totaled $1,784,000, or $1.01 per Mcfe, $5,925,000, or $1.06 per Mcfe, and $12,379,000, or $1.06 per Mcfe, respectively.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $307,000, $7,636,000 and $15,117,000, during the Predecessor period of January 1, 2019 through February 8, 2019 and three and six month periods ended June 30, 2018, respectively. The decrease in interest expense was due to the stay of bond interest expense while we were in Chapter 11. See "Item 1. Notes to Consolidated Financial Statements-Note 3-Emergence from Chapter 11 Reorganization" for more information. During the Predecessor period of January 1, 2019 through February 8, 2019 and three and six month periods ended June 30, 2018, our capitalized interest totaled $252,000, $436,000 and $857,000, respectively.
The consolidated financial statements have been prepared in accordance with ASC 852, Reorganizations, for the period subsequent to the bankruptcy filing until the Effective Date. ASC 852 requires that the consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, costs associated with the bankruptcy proceedings have been recorded as reorganization items on the consolidated statement of operations. Reorganization items for the Predecessor period of January 1, 2019 through February 8, 2019 included $7,463,000 in professional and other fees and a gain on settlement of liabilities subject to compromise as well as various fresh start valuation adjustments in the amount of $270,264,000. See "Item 1. Notes to Consolidated Financial Statements-Note 4-Fresh Start Accounting-Reorganization Items" for further details regarding items included in reorganization items.
Income tax expenses were $241,000 and $106,000, respectively, during the Predecessor period of January 1, 2019 through February 8, 2019 and the six month period ended June 30, 2018. We typically provide for income taxes at a statutory federal income tax rate adjusted for permanent differences expected to be realized, primarily statutory depletion, non-deductible stock compensation expenses and state income taxes.
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

	For the Three Month Period Ended June 30, 2019	For the Successor Period of February 9, 2019 through June 30, 2019
Production:
Oil (Bbls)	59,119	94,242
Gas (Mcf)	3,223,042	5,027,324
Ngl (Mcfe)	582,737	944,493
Total Production (Mcfe)	4,160,493	6,537,269
Sales:
Total oil sales	$3,858,202	$6,041,304
Total gas sales	8,223,624	13,232,950
Total ngl sales	1,876,524	3,165,866
Total oil, gas, and ngl sales	$13,958,350	$22,440,120
Average sales prices:
Oil (per Bbl)	$65.26	$64.10
Gas (per Mcf)	2.55	2.63
Ngl (per Mcfe)	3.22	3.35
Per Mcfe	3.35	3.43
There were no hedge settlements in either Successor period through June 30, 2019.
Net income (loss) available to common stockholders totaled ($761,000) and ($24,000), respectively, for the three month period ended June 30, 2019 and the Successor period of February 9, 2019 through June 30, 2019.
Production Total production during the three month period ended June 30, 2019 and the Successor period of February 9, 2019 through June 30, 2019, was 4,160,000 Mcfe or 45,720 Mcfe per day and 6,537,000 Mcfe or 46,037 Mcfe per day, respectively. Gas, oil and ngl production during the three month period ended June 30, 2019 was 35,418 Mcf per day, 650 Bbls per day and 6,404 Mcfe per day, respectively. Gas, oil and ngl production during the Successor period of February 9, 2019 through June 30, 2019 was 35,404 Mcf per day, 664 Bbls per day and 6,651 Mcfe per day, respectively. We expect production to decrease during the remainder of 2019.
Prices Average realized gas, oil and ngl prices for the three month period ended June 30, 2019 were $2.55 per Mcf, $65.26 per Bbl and $3.22 per Mcfe, respectively. Average realized gas, oil and ngl prices for the Successor period of February 9, 2019 through June 30, 2019 were $2.63 per Mcf, $64.10 per Bbl and $3.35 per Mcfe, respectively. The average realized price for all products on an Mcfe basis was $3.35 per Mcfe and $3.43 per Mcfe, respectively, during the three month period ended June 30, 2019 and the Successor period of February 9, 2019 through June 30, 2019.
Revenue Oil and gas sales during the three month period ended June 30, 2019 and the Successor period of February 9, 2019 through June 30, 2019 was $13,958,000 and $22,440,000, respectively.
Expenses Lease operating expenses for the three month period ended June 30, 2019 and the Successor period of February 9, 2019 through June 30, 2019 were $4,164,000, or $1.00 per Mcfe and $6,342,000, or $0.97 per Mcfe, respectively.
Production taxes for the three month period ended June 30, 2019 and the Successor period of February 9, 2019 through June 30, 2019 totaled $732,000, or $0.18 per Mcfe and $1,175,000, or $0.18 per Mcfe, respectively.
General and administrative expense during the three month period ended June 30, 2019 and the Successor period of February 9, 2019 through June 30, 2019 were $3,297,000 and $4,986,000, respectively. Additionally, we incurred $1,284,000 and $1,952,000, respectively, of expenses related to our reorganization and emergence from bankruptcy. Share-based compensation costs totaled $920,000 and $1,410,000, respectively, during the three month period ended June 30, 2019 and the Successor period of February 9, 2019 through June 30, 2019. We capitalized $1,101,000 and $1,575,000 of general and administrative expenses during the three month period ended June 30, 2019 and the Successor period of February 9, 2019 through June 30, 2019, respectively.

Depreciation, depletion and amortization (“DD&A”) expense on oil and gas properties for the three month period ended June 30, 2019 and the Successor period of February 9, 2019 through June 30, 2019 was $4,123,000, or $0.99 per Mcfe and $6,399,000, or $0.98 per Mcfe, respectively.
Interest expense, net of amounts capitalized on unevaluated properties, totaled $500,000 and $831,000, respectively, during the three month period ended June 30, 2019 and the Successor period of February 9, 2019 through June 30, 2019. During the three month period ended June 30, 2019 and the Successor period of February 9, 2019 through June 30, 2019 our capitalized interest totaled $3,427,000 and $5,284,000, respectively.
Income tax expense during the three month period ended June 30, 2019 and the Successor period of February 9, 2019 through June 30, 2019 totaled 453,000. We typically provide for income taxes at a statutory federal income tax rate adjusted for permanent differences expected to be realized, primarily statutory depletion and state income taxes.
As a result of ceiling test write-downs recognized in 2016 and prior years, we have incurred a three-year cumulative loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, we assessed the realizability of our deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, we established a valuation allowance for a portion of our deferred tax asset. The valuation allowance was $56,750,000 as of June 30, 2019.
Liquidity and Capital Resources
At June 30, 2019, we had working capital of approximately $1.5 million as compared to working capital of approximately $29.2 million as of December 31, 2018. We have historically financed our acquisition, exploration and development activities principally through cash flow from operations, borrowings from banks and other lenders, issuances of equity and debt securities, joint ventures and sales of assets.
During 2019, we initiated production from three East Texas wells and have drilled but not completed two additional East Texas wells. At June 30, 2019, we had approximately $16.3 million in unrestricted cash and had no availability under our Exit Facility. As a result of our limited liquidity position and the decline in natural gas prices, we have suspended drilling operations in East Texas, including deferring the completion of the two wells that have been drilled.
We continue to evaluate additional sources of liquidity in order to execute our drilling plans. Options include additional debt or equity financing, joint ventures or industry partnerships, along with evaluating potential corporate level transactions such as a merger or a sale of the Company. There is no guarantee we will be successful in any of our attempts to strengthen our liquidity position. While we have no pending debt maturities and expect to be able to fund required payments under the Exit Facility in the near term, we expect production, cash flow and proved reserves to decline until drilling operations can be resumed. The decline in proved reserves will likely impact our ability to remain compliant with the financial ratio contained in the Exit Facility (the "Coverage Ratio") and, if natural gas prices remain depressed, we will likely be out of compliance with the Coverage Ratio as of September 30, 2019 unless we receive a waiver from the lenders under the Exit Facility. As a result, there is substantial doubt about our ability to continue as a going concern. See-Liquidity and Capital Resources-Successor Long-Term Debt-Exit Facility.
In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur professional fees and other costs in connection with our bankruptcy filing and administration of the Chapter 11 Cases. See "Item 1A Risk Factors" in our Form 10-K for further discussion of risks regarding liquidity and capital resources.
Source of Capital: Operations
Net cash flow used by operations totaled ($2.9) million at June 30, 2018 and ($0.7) million during the Predecessor period of January 1, 2019 through February 8, 2019.
Net cash flow provided by operations for the Successor period ended June 30, 2019 was $6.9 million .
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

Source of Capital: Debt
Predecessor Long-Term Debt
See "Item 1. Notes to Consolidated Financial Statements-Note 9-Long-Term Debt-Predecessor Long-Term Debt."
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
The Company is subject to a restrictive covenant under the Exit Facility, consisting of maintaining a ratio of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of its oil and gas properties, before any state, federal, foreign or other income taxes, attributable to total proved reserves, using strip prices then in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the aggregate outstanding principal amount of the term loans to be no less than 1.5 to 1.0 as measured on the last day of each calendar quarter. If the Company fails to maintain the ratio, it may either (i) prepay the outstanding term loans such that after giving effect to such prepayment, the financial covenant is met or (ii) be in default under the Exit Facility, in which case the term loans and all other amounts owed pursuant to the Exit Facility would become immediately due and payable. A decline in our proved reserves will likely impact our ability to remain compliant with the financial ratio contained in the Exit Facility (the "Coverage Ratio") and, if natural gas prices remain depressed, we will likely be out of compliance with the Coverage Ratio as of September 30, 2019 unless we receive a waiver from the lenders under the Exit Facility.
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
As of June 30, 2019, we were in compliance with all of the covenants under the Exit Facility.
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
The following table reconciles the face value of the 2024 PIK Notes and Exit Facility to the carrying value included in our Consolidated Balance Sheet as of June 30, 2019 (in thousands):

	June 30, 2019
	2024 PIK Notes	Exit Facility
Face Value	$80,000	$50,000
Discount of Debt	(14,412)	(4,273)
Accrued PIK Interest	3,111	—
Carrying value	$68,699	$45,727
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
As of June 30, 2019, we were in compliance with all of the covenants under the 2024 PIK Notes and the Indenture.
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
Use of Capital: Exploration and Development
Our 2019 capital budget is expected to be higher as compared to 2018 as a result of the East Texas and Austin Chalk drilling activity during 2019. Because we operate the majority of our drilling activities, we expect to be able to control the timing of a substantial portion of our capital investments. We plan to fund our capital expenditures with cash flow from operations and cash on hand. As result of our limited liquidity position and the decline in natural gas prices, we have suspended our East Texas drilling activity.
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

Part II
Item 1. LEGAL PROCEEDINGS
NONE.

Item 1A. RISK FACTORS
We are subject to certain risks. For a discussion of these risks, see "Item 1A. Risk Factors" in our Form 10-K. There have been no material changes to the risk factors disclosed in our Form 10-K other than the risks identified below.
We may not be able to obtain adequate financing to resume our suspended drilling operations or otherwise to execute our long-term operating strategy.
During 2019, we initiated production from three East Texas wells and have drilled but not completed two additional East Texas wells. At June 30, 2019, we had approximately $16.3 million in unrestricted cash and had no availability under our Exit Facility. As a result of our limited liquidity position and the decline in natural gas prices, we have suspended drilling operations in East Texas, including deferring the completion of the two wells that have been drilled.
We continue to evaluate additional sources of liquidity in order to execute our drilling plans. Options include additional debt or equity financing, joint ventures or industry partnerships, along with evaluating potential corporate level transactions such as a merger or a sale of the Company or its assets. There is no guarantee we will be successful in any of our attempts to strengthen our liquidity position. Our ability to execute our long-term operating strategy is highly dependent on having access to capital when the need arises. We historically have addressed our long-term liquidity needs through bank credit facilities, second lien term credit facilities, issuances of equity and debt securities, sales of assets, joint ventures and cash provided by operating activities. We will examine the following alternative sources of long-term capital as dictated by current economic conditions:

•	borrowings from banks or other lenders;

•	the sale of certain assets;

•	the issuance of debt securities;

•	the sale of common stock, preferred stock or other equity securities;

•	joint venture financing; and

•	production payments.
The availability of these sources of capital when the need arises will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, oil and natural gas prices, our credit ratings, interest rates, market perceptions of us or the oil and gas industry, our market value and our operating performance. We may be unable to resume our suspended drilling operations or to execute our long-term operating strategy if we cannot obtain capital from these sources when the need arises.
A decline in proved reserves may impact our ability to remain compliant with a significant financial ratio under the Exit Facility and therefore increases our risk of being in default under the Exit Facility.
Under the terms of the Exit Facility, we may not permit or allow the financial ratio (the “Coverage Ratio”) of (i) the present value, discounted at 10% per annum, of the estimated future net revenues in respect of our oil and gas properties, before any state, federal, foreign or other income taxes, attributable to total proved reserves, using three-year strip prices then in effect at the end of each calendar quarter, including swap agreements in place at the end of each quarter, to (ii) the sum of the aggregate outstanding principal amount of the term loans thereunder to be less than 1.5 to 1.0 as measured on the last day of each calendar quarter. We expect production, cash flow and proved reserves to decline until drilling operations can be resumed. The decline in proved reserves will likely impact our ability to remain compliant with the Coverage Ratio and, if natural gas prices remain depressed, we will likely be out of compliance with the Coverage Ratio as of September 30, 2019 unless we receive a waiver from the lenders under the Exit Facility.
Barring receipt of such waiver, we may either (i) prepay the outstanding term loans such that after giving effect to such prepayment, the financial covenant is met or (ii) be in default under the Exit Facility, in which case the term loans and all other amounts owed pursuant to the Exit Facility would become immediately due and payable. If that should occur, we may not be able to pay all such debt or borrow funds sufficient to refinance it. An event of default under the Exit Facility, if not cured or waived, could result in an event of default under the 2024 PIK Notes.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

Item 3. DEFAULTS UPON SENIOR SECURITIES
NONE.

Item 4. MINE SAFETY DISCLOSURES
NONE.

Item 5. OTHER INFORMATION
In August 2019, the Company adopted the PetroQuest Energy, Inc. Transaction Incentive Plan (the “TIP”). Under the TIP, Charles T. Goodson, our President and Chief Executive Officer, J. Bond Clement, our Executive Vice President and Chief Financial Officer, and Arthur M. Mixon, III, our Executive Vice President - Operations and Production are each eligible to receive a cash incentive award payable in accordance with the terms and conditions of the TIP and the form of participation agreement provided thereunder. The amount of the cash incentive awards payable under the plan, if any, will be determined based on the value obtained, before transaction expenses, upon consummation of a strategic transaction involving the sale of the Company or some, all or substantially all of the Company’s assets. Upon achievement of a specified transaction value, Mr. Goodson will be eligible to receive a cash incentive award of approximately $844,000 and each of Messrs. Clement and Mixon will be eligible to receive a cash incentive award of $450,000. Additional amounts would also be payable for achievement of a transaction value above the superior transaction value based on a specified percentage of the transaction value. If the threshold transaction value is not achieved, no incentive awards will be paid under the TIP.
The cash incentive awards, if any, will be payable upon the earliest to occur of the following events: (x) promptly following the closing date for a transaction, if the participant’s employment or service with us was previously terminated due to the participant’s death or disability or by us without cause; (y) the date that is six months following the closing of a transaction in the event that the participant remains employed or in our service on such date; or (z) the date following the closing of a transaction on which the participant’s employment or service with us is terminated due to the participant’s death or disability or by us without cause (in each case, the “Payout Date”). If, prior to the Payout Date, a participant terminates employment or service with us for any reason (other than death or disability), or we terminate a participant’s employment or service with us for cause, then such participant’s award under the TIP will be canceled without payment.

Item 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on February 11, 2019).

3.2	Amended and Restated Bylaws of PetroQuest Energy, Inc. (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed on February 11, 2019).

4.1
Amended and Restated Registration Rights Agreement, dated as of June 21, 2019, by and among PetroQuest Energy, Inc. and the holders party thereto (incorporated erein by reference to Exhibit 4.1 to Form 8-K filed on June 26, 2019).

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

PETROQUEST ENERGY, INC.

Date:	August 12, 2019	/s/ J. Bond Clement
J. Bond Clement Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)